Form 10-K
period 2006-12-31
CAPELLA EDUCATION CO
filed 2007-03-05
CIK 1104349

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-33140

CAPELLA EDUCATION COMPANY
(Exact name of registrant as specified in its charter)

Minnesota	41-1717955
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

225 South Sixth Street, 9th Floor
Minneapolis, Minnesota 55402
(Address, including zip code, of principal executive offices)

(888) 227-3552
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common stock, $.01 par value	Nasdaq Global Market
Title of each class	Name of each exchange on which registered
Securities registered pursuant to section 12(g) of the Act:

NONE
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

On June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common equity was not publicly traded. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of December 29, 2006, the last business day of the registrant’s most recently completed fiscal quarter, was approximately $179,971,030.

The total number of shares of common stock outstanding as of January 31, 2007, was 16,012,220.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2006 fiscal year) are incorporated by reference into Part III of this Report.

CAPELLA EDUCATION COMPANY

FORM 10-K

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission, in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to, statements regarding: proposed new programs; regulatory developments; projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in future tense, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Item 1A — Risk Factors,” below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission (SEC), including our reports on Forms 10-Q and 8-K to be filed by the Company in fiscal 2007.

Item 1.	Business

Overview

We are an exclusively online post-secondary education services company. Through our wholly-owned subsidiary, Capella University, we offer a variety of doctoral, master’s and bachelor’s programs in the following markets: health and human services, business management and technology, and education. Our academic offerings combine competency-based curricula with the convenience and flexibility of an online learning format. We design our offerings to help working adult learners develop specific competencies that they can employ in their workplace. We actively support and engage with our learners throughout their programs to enhance their prospects for successful program completion. We believe that the relevance and convenience of our programs provide a quality educational experience for our learners. At December 31, 2006, we offered over 760 online courses and 13 academic programs with 75 specializations to approximately 18,000 learners.

In 2006, our end-of-year enrollment and revenues grew by approximately 23% and 21%, respectively, as compared to 2005. To date, our growth has resulted from a combination of: increased demand for our programs; expansion of our program and degree offerings; our ability to obtain specialized accreditations, licensures and endorsements for certain programs we offer; establishment of relationships with large corporate employers, the U.S. Armed Forces and other colleges and universities; and a growing acceptance of online education. We seek to achieve growth in a manner that assures continued improvement in educational quality and learner success while maintaining compliance with regulatory standards. Additionally, we seek to enhance our operational and financial performance by tracking and analyzing quantifiable metrics that provide insight as to the effectiveness of our business and educational processes. Our exclusively online focus facilitates our ability to track a variety of metrics.

Our History

We were founded in 1991 as a Minnesota corporation. In 1993, we established our wholly-owned university subsidiary, then named The Graduate School of America, to offer doctoral and master’s degrees through distance learning programs in management, education, human services and interdisciplinary studies. In 1995, we launched our online format for delivery of our doctoral and master’s degree programs over the Internet. Through our early entry into online education, we believe we have gained extensive experience in the delivery of effective online programs. In 1997, our university subsidiary received accreditation from the North Central Association of Colleges and Schools (later renamed The Higher Learning Commission of the North Central Association of Colleges and Schools). In 1998, we began the expansion of our original portfolio of academic programs by introducing doctoral and master’s degrees in psychology and a master of business administration degree. In 1999, to expand the reach of our brand in anticipation of moving into the bachelor’s degree market, we changed our name to Capella Education Company and the name of our university to Capella University. In 2000, we introduced our bachelor’s degree completion program in information technology, which provided instruction for the last two years of a four-year bachelor’s degree. In 2004, we expanded our addressable market through the introduction of our four-year bachelor’s degree programs in business administration and information technology as well as the introduction of three master’s level specializations in education targeted at K-12 teachers. In 2005, we introduced two master’s level specializations in education targeted to higher education and K-12 teachers as well as a master’s in business administration specialization in accounting. In 2006, we introduced eight specializations including healthcare management, accounting and information assurance and security. Additionally, in November 2006, we completed an initial public offering of our common stock. We are planning to introduce three new programs and seven new specializations in the first quarter of 2007.

Industry

The U.S. market for post-secondary education is a large, growing market. Based on 2005 Integrated Post-Secondary Education Data System (IPEDS) data from the U.S. Department of Education, National Center for Education Statistics (NCES), revenue for post-secondary degree-granting educational institutions exceeded $305 billion in academic year 2004. This represents a compound annual growth rate of 3.7% from the 2000 academic year.

According to a 2006 publication by the NCES, the number of post-secondary students enrolled as of the Fall of 2004 was 17.3 million and is expected to grow to 18.8 million in 2010. We believe the forecasted growth in post-secondary enrollment is a result of a number of factors, including the expected increase in annual high school graduates from 2.9 million in 2002 to 3.3 million in 2010 (based on estimates published by the NCES in 2005), the significant and measurable personal income premium that is attributable to post-secondary education, and an increase in demand by employers for professional and skilled workers.

According to the U.S. Census Bureau’s October 26, 2006 report, 64% of adults (persons 25 years of age or older) did not possess a post-secondary degree. Of the 17.3 million post-secondary students enrolled as of the Fall of 2004, the NCES estimated that 6.8 million were adults, representing 39% of total enrollment. We expect that adults will continue to represent a large, growing segment of the post-secondary education market as they seek additional education to secure better jobs, or to remain competitive or advance in their current careers.

According to Eduventures, an education consulting and research firm, many traditional, non-profit post-secondary education providers have had difficulty meeting the increasing demand for post-secondary education as a result of, among other factors, a lack of funding and physical constraints on their ability to admit additional students. Alternatively, many for-profit institutions have been designed to meet this growing demand and are becoming an increasingly popular alternative for working adults. We believe that the focus of for-profit institutions on education related to specific labor markets and on strong customer service has made them an increasingly popular alternative for working adults seeking additional education.

According to reports published by Eduventures (in 2004), the revenue growth rate in fully-online education exceeded the revenue growth rate in the for-profit segment of the post-secondary market from 2001 to 2006. We believe that the higher growth in demand for fully-online education is largely attributable to the flexibility and convenience of this instructional format, as well as the growing recognition of its educational efficacy. Additionally, in 2006, Eduventures projected that the number of students enrolled in fully-online programs at Title IV-eligible, degree-granting institutions would grow by approximately 24% in 2006 to reach approximately 1.5 million as of December 31, 2006, and would grow to approximately 2.1 million by December 31, 2008. Eduventures also projected that annual revenues generated from students enrolled in fully-online programs at Title IV-eligible, degree-granting institutions would increase by more than 30% in 2006 to reach more than $8.1 billion in that year.

Competition

The post-secondary education market is highly fragmented and competitive, with no private or public institution enjoying a significant market share. We compete primarily with public and private degree-granting regionally accredited colleges and universities. Our competitors include both traditional colleges and universities, as well as a number of for-profit institutions offering online programs. Many of these colleges and universities enroll working adults in addition to traditional 18 to 24 year-old students. In addition, many of those colleges and universities offer a variety of distance education initiatives. There are currently nine other public companies operating in the post-secondary education market in which we operate.

We believe that the competitive factors in the post-secondary education market include the following:

•	relevant, practical and accredited program offerings;

•	regulatory approvals;

•	reputation of the college or university and marketability of the degree;

•	convenient, flexible and dependable access to programs and classes;

•	qualified and experienced faculty;

•	level of learner support;

•	cost of the program;

•	relative marketing and selling effectiveness; and

•	the time necessary to earn a degree.

Our Competitive Strengths

We believe we have the following competitive strengths:

Commitment to Academic Quality.  We are committed to providing our learners with a rewarding and challenging academic experience. Our commitment to academic quality is a tenet of our culture, and we believe that quality is an important consideration to those learners who choose Capella University. Having originated as an institution exclusively focused on graduate degree education, we have historically promoted an educational experience based on high academic standards. We have continued to apply this approach as we have expanded our graduate and undergraduate programs. Today, we believe that our commitment to academic quality is reflected in our curricula, faculty, learner support services and academic oversight process. The impact of this commitment is evident in the satisfaction of our learners both during their educational experience and following graduation.

Exclusive Focus on Online Education.  In contrast to institutions converting traditional, classroom-based educational offerings to an online format, our academic programs have been designed solely for online delivery. Our curriculum design offers flexibility while promoting a high level of interaction with other learners and faculty members. Our faculty are specifically trained to deliver online education, and our learner support infrastructure was developed to track learner progress and performance to meet the needs of online learners. As a result of our exclusive focus on online education, we believe we have developed educational programs that meet the needs of our learners in a convenient and effective manner.

Academic Programs and Specializations Designed for Working Adults.  We currently offer 13 academic programs with 75 specializations, each designed to appeal to and meet the educational objectives of working adults. The diversity of our program portfolio allows us to target relevant portions of the adult learner population and provide offerings in several of the highest demand areas of study, such as business and education. Our specializations are designed to attract learners by providing depth within a program that is typically unavailable in an unspecialized program and by addressing specific competencies that learners can apply in their current workplace.

Extensive Learner Support Services.  We provide extensive learner support services, both online and telephonically. Our support services include: academic services, such as advising, writing and research services; administrative services, such as online class registration and transcript requests; library services; financial aid counseling; and career counseling services. We believe our commitment to providing high quality, responsive and convenient learner support services encourages course and degree completion and contributes to our high learner satisfaction.

Experienced Management Team with Significant Business, Academic and Marketing Expertise.  Our management team possesses extensive experience in business, academic and marketing management as well as public company experience, in many cases with organizations of much larger scale and operational diversity than our organization. Our management team is led by Stephen G. Shank, our Chairman and Chief Executive Officer, who founded our company in 1991, and who possesses over 12 years of experience serving as the Chief Executive Officer of a public company. Our President and Chief Operating Officer, Kenneth J. Sobaski, has over 17 years of public company experience in senior sales, marketing and general management positions. Dr. Michael J. Offerman, who has 24 years of academic management experience, serves as President of Capella University and oversees all of our academic activities. Lois M. Martin, our Chief Financial Officer, serves on two public company boards of directors and has held senior financial management positions in public companies for over nine years. We integrate our management through cross-functional teams to ensure that business objectives are met while continuing to deliver academic quality.

Our Operating Strategy

We intend to pursue the following operating strategies using cash on hand and future cash flows from operations:

Focus on Markets and Learners.  We believe that significant growth potential exists within each of the three markets that comprise our existing portfolio of academic programs and degree offerings. Within our specified markets, we will continue to develop our existing bachelor’s, master’s and doctoral program offerings while selectively adding new programs and specializations in disciplines that we believe offer significant market potential and in which we believe we can deliver a high quality learning experience. In particular, we intend to emphasize growth in targeted specializations in our master’s and doctoral programs for which we believe there is significant demand. Examples include our recently launched master’s and doctoral specializations targeting K-12 education, community college and healthcare management professionals within our education and health and human services market verticals.

Building Capella Brand Differentiation.  We will continue to focus on enhancing our brand differentiation as a quality, exclusively online university for working adults within our specified markets through a variety of integrated online and offline advertising and direct media. We seek to appeal to prospective learners who aspire to obtain a quality post-secondary education, but for whom a traditional, classroom-based educational experience is impractical. Additionally, we seek to differentiate our brand from those of other educational providers by communicating our ability to deliver high quality educational programs in targeted specializations within each learner’s chosen discipline. In order to optimize our marketing investment, we regularly perform market tests, analyze the results and refine our marketing approach based on the findings. We believe increased brand differentiation and awareness will contribute to continued enrollment growth in our existing and future program offerings.

Increasing Enrollment Effectiveness.  We believe that it is important to focus on total enrollment effectiveness from new enrollment through graduation. We have invested substantial resources in performing detailed market research that enables us to more effectively segment our target market and identify potential learners best suited for our educational experience. As a result, we will continue to target our marketing and recruiting expenditures towards segments of the market that we believe are more likely to result in us enrolling learners who will complete their programs, and we intend to increase expenditures targeted at these segments. Simultaneously, we continue to increase our enrollment effectiveness through improved enrollment tools and processes to better manage the pipeline of potential applicants and to help direct the communication and contact plans with our current learners.

Delivering Both Superior Learning Outcomes and a Superior Learner Experience.  We are committed to helping our learners reach their educational and professional goals. This commitment guides the development of our curricula, the recruitment and training of our faculty and staff, and the design of our support services. We use the results of this assessment to develop an understanding of the specific needs and readiness of each individual learner at the start of a program. Through the use of competency-based curricula and measurement of course and program outcomes, we will continue to look for opportunities to improve our learners’ educational experience and increase the likelihood of learners successfully completing degree programs. We believe our focus on learner success complements our brand strategy and will continue to enhance learner satisfaction, leading to higher levels of engagement, retention and referrals.

Capella University

Capella University is a post-secondary educational institution accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools, one of six regional institutional accrediting associations in the United States, and is authorized to grant degrees by the State of Minnesota.

Our Approach to Academic Quality

Some of the critical elements of our university that we believe promote a high level of academic quality include:

Curricula.  We design the curricula for our programs around professional competencies desired for high performance in each field. The particular competencies are identified and validated through a variety of external sources and reviews. There are specific learning outcomes for each course as well as for the overall program, and we assess the learner’s achievement of the expected learning outcomes during his or her period of enrollment.

Faculty.  We select our faculty based on their academic credentials and teaching and practitioner experience. Our faculty members tend to be scholars as well as practitioners, and they bring relevant, practical experience from their professional careers into the courses they teach. Approximately 80% of our faculty members hold a doctoral degree in their respective fields. We invest in the professional development of our faculty members through training in online teaching techniques as well as events and discussions designed to foster sharing of best practices and a commitment to academic quality.

Online Course Design.  We employ a comprehensive design framework to ensure that our online courses offer a consistent learning experience, high quality interaction, and the tools required for assessing learning outcomes. We regularly assess course outcomes data as well as learner assessments to identify opportunities for course upgrades. We operate Blackboard Learning System, formerly known as WebCT Vista, as our courseroom platform. Blackboard Learning System provides discussion, testing and grading capabilities for our online courseroom.

Learner Support.  We establish teams comprised of both academic and administrative personnel that are assigned to serve as the primary support contact point for each of our learners throughout the duration of their studies. Most of our support services, including academic, administrative, library and career counseling services are accessible online, allowing users to access these services at a time and in a manner that is convenient to them. We believe that a committed support network is as important to maintaining learner motivation and commitment as the knowledge and engagement of our faculty.

Academic Oversight.  Our academic management organization is structured to provide leadership and continuity across our academic offerings. In addition to regular reviews by accrediting bodies, our academic management team oversees periodic examinations of our curricula by internal and external reviewers. Internal reviews are performed by our assessment and institutional research team to assess academic content, delivery method and learning outcomes for each program. Our internal academic oversight process is further strengthened by our ability to track and analyze data and metrics related to learner performance and satisfaction. External reviews are performed by individuals with professional certifications in their fields to provide additional evaluation and verification of program quality and workplace applicability.

Accreditation.  In addition to being accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools, we also pursue specialized accreditation, where appropriate, such as our accreditation from the American Counseling Association’s Council for the Accreditation of Counseling and Related Educational Programs (CACREP) for our mental health counseling and marital, couple, and family counseling/therapy specializations within our master’s in human services program. Our commitment to maintaining regional accreditation, and specialized accreditation where appropriate, reflects our goal to provide our learners with an academic experience commensurate with that of traditional post-secondary educational institutions. In addition to these traditional components of academic quality, our approach to teaching and the online format of our programs offers several features that enrich the learning experience:

Low student to faculty ratio.  Our courses average between 15 and 20 learners, providing each learner the opportunity to interact directly with our faculty and to receive individualized feedback and attention. We believe this adds to the academic quality of our programs by ensuring that each learner is encouraged to participate actively, thus enabling the instructor to better evaluate the learner’s understanding of course material.

Diverse learner population.  Our online format allows us to focus on adult learners as well as to attract a diverse population of learners with a variety of professional backgrounds and life experiences.

Practitioner-oriented course experience.  Our courses are designed to encourage our learners to incorporate workplace issues or projects into their studies, providing relevant context to many of the academic theories covered by our curricula.

Time efficiency.  While many campus-based students are required to spend time commuting, parking, or otherwise navigating a large campus, our online learning format enables our learners to focus their time on course assignments and discussions.

Residential colloquia experience.  Our residential colloquia allow doctoral learners to engage in face-to-face interaction with other learners and faculty, which provides for a rich learning experience with relevant content.

Curricula

Our program offerings cover three markets: health and human services, business management and technology, and education. Within these markets, we offer 13 academic programs with 75 specializations as follows:

Programs	Specialization	Programs	Specialization

Doctor of Philosophy in Organization and Management	• General • Human Resource Management • Information Technology Management • Leadership	Doctor of Psychology Doctor of Philosophy in Psychology	• Clinical Psychology • Counseling Psychology • General Psychology • Industrial/Organizational Psychology • Educational Psychology

Programs	Specialization	Programs	Specialization

Master of Science in Organization and Management Master of Business Administration	• General • Human Resource Management • Leadership • General Business • Accounting • Finance • Health Care Management • Information Technology Management • Marketing • Project Management	Masters of Science in Psychology	• Clinical Psychology • Counseling Psychology • School Psychology • General Psychology • Industrial/Organizational Psychology • Educational Psychology • Sport Psychology
Bachelor of Science in Business	• Accounting • Business Administration • Finance • Human Resource Management • Management and Leadership • Marketing	Doctor of Philosophy in Human Services	• General Human Services • Criminal Justice • Counseling Studies • Health Care Administration • Management of Non-Profit Agencies • Social and Community Services
Doctor of Philosophy in Education
• Leadership in Educational
Administration
• Leadership in Higher Education
• Curriculum and Instruction
• Post-Secondary and Adult Education
• Instructional Design for Online Learning
• Training and Performance Improvement
• Professional Studies in Education
• K-12 Studies in Education
Masters of Science in Human Services
• General Human Services
• Criminal Justice
• Counseling Studies
• Health Care Administration
• Management of Non-Profit
Agencies
• Marital, Couple, and Family Counseling/Therapy
• Mental Health Counseling
• Social and Community Services

Master of Science in Education
• Leadership in Educational
Administration
• Leadership in Higher Education
• Curriculum and Instruction
• Post-Secondary and Adult
Education
• Instructional Design for Online
Learning
• Training and Performance
Improvement
• Professional Studies in
Education
• K-12 Studies in Education
• Reading and Literacy
• Enrollment Management
Masters of Science in Information Technology Bachelor of Science in Information Technology
• General Information Technology
• Information Security
• Network Architecture and Design
• Project Management and
Leadership
• System Design and Programming

• General Information Technology
• Graphics and Multimedia
• Information Assurance and
Security
• Network Technology
• Project Management
• Web Application Development

Courses are offered on a quarterly academic schedule, which generally coincides with calendar quarters. We offer new learners the flexibility to begin their introductory first course in their program of study on the first day of classes in any month. Learners then enroll in subsequent courses on a regular quarterly course schedule. Depending on the program, learners generally enroll in one to two courses per quarter. Each course has a designated start date, and the majority of our courses last for ten weeks.

The only exception to our exclusively online format is for doctoral learners, and for certain master’s degree candidates pursuing professional licenses. These learners participate in periodic residential colloquia, supervised practicum and internships as a complement to their courses. The colloquia typically last one week and are required, on average, once per year for learners in applicable programs, while the supervised practicum and internships vary in length based on the program in which the learner is enrolled.

We also offer certificate programs, which consist of a series of courses focused on a particular area of study, for learners who seek to enhance their skills and knowledge. Online certificate courses can be taken as part of a graduate degree program or on a standalone basis. Certificate programs generally consist of four courses. The duration of our certificate programs ranges from two quarters to approximately two years.

Faculty

We seek to hire faculty who have teaching or practitioner experience in their particular discipline and who possess significant academic credentials. Approximately 80% of our faculty members have a doctoral degree. We provide significant training to new faculty members, including a seven-week online development program focused on effective online teaching methods and our online platform, prior to offering them a teaching assignment. In addition, we provide professional development and training for all faculty members on an ongoing basis. To evaluate the performance of our faculty members, we periodically monitor courseroom activity and assess learner performance against course outcomes.

Our faculty consists of full-time academic administrators, faculty chairs and core faculty as well as adjunct faculty. Our full-time academic administrators’ primary responsibilities are to monitor the quality and relevance of our curricula, to recruit and manage teaching faculty and to ensure that we maintain standards of accreditation. Our full-time faculty chairs supervise the faculty in their respective specializations. Our full-time core faculty teach courses in their assigned specializations and serve as mentors to, and on dissertation committees for, our doctoral learners. Our adjunct faculty typically teach one to three courses per quarter in their specializations. Of our 904 faculty members as of December 31, 2006, 130 were full-time employees and the remainder were adjunct faculty. In certain cases, we have agreements with other post-secondary educational institutions to provide faculty for certain courses.

Learner Support Services

The learner support services we provide include:

Academic Services.  We provide learners with a variety of services designed to support their academic studies. These services include new learner orientation, technical support, academic advising, research services (particularly for doctoral degree candidates), writing services and other online tutoring. We also provide appropriate educational accommodations to learners with documented disabilities through our disability support services team.

Administrative Services.  We provide learners with the ability to access a variety of administrative services both telephonically and via the Internet. For example, learners can register for classes, apply for financial aid, pay their tuition and access their transcripts online. We believe this online accessibility provides the convenience and self-service capabilities that our learners value. Our financial aid counselors provide personalized online and telephonic support to our learners.

Library Services.  We provide learners with online access to the Capella University Library. Our library provides learners with access to a comprehensive collection of online journals, eBooks and interlibrary loan services through the University of Michigan. Our team of librarians is available via e-mail and phone to help with research, teaching and learning. They offer tutorials, virtual instruction sessions, consultations on research assignments and online research guides. Librarians also attend our residential colloquia to teach library instruction sessions and offer one-on-one research appointments.

Career Counseling Services.  Our staff of professional career counselors use a variety of tools, including individualized phone, e-mail and face-to-face communications, online newsletters, online seminars and conference calls to provide career planning services to learners and alumni. Our counselors also assist our recruitment staff with prospective learners’ selection of the Capella University program and specialization that best suits their professional aspirations.

Admissions

Capella University’s admission process is designed to offer access to prospective learners who seek the benefits of a post-secondary education while providing realistic feedback to prospects regarding their ability to successfully complete their chosen program. As part of the first course in their program of study, admitted learners are required to complete an orientation to online education and a skills assessment, the results of which enable us to develop an understanding of the specific needs and readiness of each individual learner. Learners must successfully complete the first course in their program of study to continue their education.

Learners enrolling in our bachelor’s programs must have a high school diploma or a GED and demonstrate competence in writing and logical reasoning during the first course of their program of study. Learners enrolling in our graduate programs must have the requisite academic degree from an accredited institution and a specified minimum grade point average. In addition to our standard admission requirements, we require applicants to some of our programs to provide additional application material, information, and/or interview with, and be approved by, a faculty committee.

Marketing

We engage in a range of marketing activities to build the Capella brand, differentiate us from other educational providers, raise levels of awareness with prospective learners, generate inquiries about enrollment, remind and motivate existing learners to re-register each quarter, and stimulate referrals from existing learners. These marketing activities include Internet, print and direct mail advertising campaigns, participation in seminars and trade shows, and development of marketing channels through our corporate, U.S. Armed Forces, healthcare and educational relationships. Online advertising (targeted, direct and through aggregators) currently generates our largest volume of prospective learners.

Our corporate, U.S. Armed Forces, healthcare and educational relationships and discount programs are developed and managed by our channel development teams. Our channel development teams work with representatives in the various organizations to help them understand the quality, impact and value that our academic programs can provide, both for the individuals in their organization and for the organization itself. Our corporate alliance programs offer education opportunities to employees of large companies and healthcare institutions with a tuition discount. We offer a tuition discount to all members of the U.S. Armed Forces, including active duty members, veterans, national guard members, reservists, civilian employees of the Department of Defense and immediate family members of active duty personnel. We also have arrangements with various educational institutions of the U.S. Armed Forces pursuant to which we have agreed to accept credits from certain military educational programs earned by learners who meet our transfer requirements, which they can apply toward a Capella University degree. We have also developed our educational alliance program to allow graduates of community colleges to matriculate into our programs and to recruit community college faculty to attend our graduate programs with a tuition discount. For the year ended December 31, 2006, approximately 35% of our learners received a discount in connection with one of our marketing relationships.

Enrollment

We offer different program start dates to new learners, occurring approximately once per month. As of the last day of classes in the quarter ended December 31, 2006, our enrollment was 17,976 learners. Of the learners that responded to our demographic survey, as of December 31, 2006, approximately 66% were female and approximately 39% were of color. Our learner population is geographically distributed throughout the United States.

The following is a summary of our learners as of the last day of classes in the quarter ended December 31, 2006:

	Enrollment
	Number of	%
	Learners	of Total

Doctoral	7,473	41.6%
Master’s	7,685	42.7%
Bachelor’s	2,729	15.2%
Other	89	0.5%

	17,976	100.0%

Tuition and Fees

Our tuition rates vary by type and length of program and by degree level, such as doctoral, master’s or bachelor’s. For all master’s and bachelor’s programs and for selected doctoral programs, tuition is determined by the number of courses taken by each learner. For the 2005-2006 academic year (the academic year that began in July 2005), prices per course generally ranged from $1,400 to $1,950. The price of the course will vary based upon the number of credit hours, the degree level of the program and the discipline. For the 2005-2006 academic year, the majority of doctoral programs were priced at a fixed quarterly amount of $3,975 per learner, regardless of the number of courses in which the learner was registered. In January 2006, we adjusted our fixed quarterly tuition rate for doctoral learners in their comprehensive exam or dissertation to $3,200. In addition, if a learner in a doctoral program with fixed quarterly tuition had paid for 16 quarters, completed all coursework except for their comprehensive exam or dissertation and met all colloquia requirements, the tuition rate was reduced to $500 per quarter. “Other” in the table above refers primarily to certificate-seeking learners. Certificate programs generally consist of four courses, and the price of a course depends on the number of credit hours, the degree level of the program and the discipline. For the 2005-2006 academic year, prices per course in certificate programs generally ranged from $1,400 to $1,925.

Capella University implemented a tuition increase in 10 of our 13 programs generally ranging from 2% to 6% for the 2006-2007 academic year (the academic year that began in July 2006). The price increase resulted in prices per course generally ranging from $1,460 to $1,995 for master’s, bachelor’s and certificate programs. The majority of doctoral programs were priced at a fixed quarterly amount of $4,050 per learner, regardless of the number of courses in which the learner was registered. The fixed quarterly tuition for doctoral learners in their comprehensive exam or dissertation increased to $3,240. The reduced tuition rate for doctoral learners who have paid for 16 quarters, completed all coursework except for their comprehensive exam or dissertation and met all colloquia requirements increased from $500 to $810 per quarter.

Employees and Adjunct Faculty

As of December 31, 2006, we had a total of 904 faculty members, consisting of 130 full-time faculty and 774 part-time, adjunct faculty. Our adjunct faculty are engaged through independent contractor agreements.

We engage our adjunct faculty on a course-by-course basis. Adjunct faculty are compensated a fixed amount per learner for a base number of learners and a variable rate per learner thereafter, which varies depending on discipline. In addition to teaching assignments, adjunct faculty may be asked to serve on learner committees, such as comprehensive examination and dissertation committees, or assist with course development. We have the right to cancel any teaching assignment due to low enrollment or to cancel sections to create proper class sizes. If a teaching assignment is canceled, we do not compensate the adjunct faculty member for the assignment. Our independent contractor agreements with adjunct faculty typically have a one-quarter term, but we are not required to engage them to teach any certain number of courses and have the right to terminate their services upon written notice at any time.

As of December 31, 2006, we also employed 883 non-faculty staff in university services, academic advising and academic support, enrollment services, university administration, financial aid, information technology, human resources, corporate accounting, finance and other administrative functions. None of our employees is a party to any collective bargaining or similar agreement with us. We consider our relationships with our employees to be satisfactory.

Intellectual Property

Intellectual property is important to our business. We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names and agreements with third parties to protect our proprietary rights. In many instances, our course content is produced for us by faculty and other content experts under work for hire agreements pursuant to which we own the course content in return for a fixed development fee. In certain limited cases, we license course content from a third party on a royalty fee basis.

We have trademark or service mark registrations and pending applications in the U.S. and select foreign jurisdictions for the words “CAPELLA,” “CAPELLA EDUCATION COMPANY,” and “CAPELLA UNIVERSITY” and distinctive logos, along with various other trademarks and service marks related to our specific offerings. We also own domain name rights to “www.capellaeducation.com”, “www.capella.edu” and “www.capellauniversity.edu”, as well as other words and phrases important to our business.

Available Information

The Company’s Internet address is www.capellaeducation.com. The Company makes available, free of charge through its website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act, soon after they are electronically filed with the SEC. In addition, the Company’s earnings conference calls and presentations to the financial community are web cast live via the Company’s website. In addition to visiting the Company’s website, you may read and copy public reports the Company files with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington DC 20549, or at www.sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

REGULATION

Regulatory Environment

Learners attending Capella University finance their education through a combination of individual resources, private loans, corporate reimbursement programs and federal financial aid programs. Capella University participates in the federal student financial aid programs authorized under Title IV. In connection with a learner’s receipt of federal financial aid, we are subject to extensive regulation by the Department of Education, state education agencies and our accrediting agency, The Higher Learning Commission of the North Central Association of Colleges and Schools. Our business activities are planned and implemented to achieve compliance with the rules and regulations of the state, regional and federal agencies that regulate our activities.

Accreditation

Capella University has been institutionally accredited since 1997 by The Higher Learning Commission of the North Central Association of Colleges and Schools, a regional accrediting agency recognized by the Secretary of the Department of Education. We will seek to have our accreditation reaffirmed in 2007 as part of a regularly scheduled reaffirmation process. Accreditation is a non-governmental system for recognizing educational institutions and their programs for student performance, governance, integrity, educational quality, faculty, physical resources, administrative capability and resources, and financial stability. In the United States, this recognition comes primarily through private voluntary associations that accredit institutions and programs of higher education. These associations, or accrediting agencies, establish criteria for accreditation, conduct peer-review evaluations of institutions and professional programs for accreditation and publicly designate those institutions that meet their criteria. Accredited schools are subject to periodic review by accrediting agencies to determine whether such schools maintain the performance, integrity and quality required for accreditation.

The Higher Learning Commission is the same accrediting agency that accredits such universities as Northwestern University, the University of Chicago, the University of Minnesota and other degree-granting public and private colleges and universities in its region (namely, the States of Arkansas, Arizona, Colorado, Iowa, Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri, North Dakota, Nebraska, Ohio, Oklahoma, New Mexico, South Dakota, Wisconsin, West Virginia and Wyoming).

Accreditation by The Higher Learning Commission is important to us. Colleges and universities depend, in part, on accreditation in evaluating transfers of credit and applications to graduate schools. Prospective employers rely on accreditation information in evaluating job candidates. Moreover, institutional accreditation by an accrediting agency recognized by the Secretary of the Department of Education is necessary for eligibility to participate in Title IV programs.

State Education Licensure

We are subject to extensive regulations by the states in which we are authorized or licensed to operate. State laws typically establish standards for instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award degrees.

We are authorized to offer our programs by the Minnesota Office of Higher Education, the regulatory agency governing the State of Minnesota, where Capella University is located. We are required by the Higher Education Act to maintain authorization from the Minnesota Office of Higher Education in order to participate in Title IV programs.

In addition to Minnesota, Capella University is licensed or authorized to operate or to offer degree programs in the following states: Alabama, Arizona, Arkansas, Colorado, Florida, Georgia, Illinois, Kentucky, Nevada, Ohio, Virginia, Washington, West Virginia and Wisconsin. We are licensed or authorized in these states because we have determined that our activities in each state constitute a presence requiring licensure or authorization by the state educational agency. In some cases, the licensure or authorization is only for specific programs.

The increasing popularity and use of the Internet and other online services for the delivery of education has led and may lead to the adoption of new laws and regulatory practices in the United States or foreign countries and new interpretations of existing laws and regulations. These new laws, regulations and interpretations may relate to issues such as the requirement that online education institutions be licensed in one or more jurisdictions where they have no physical location or other presence. For instance, in some states, we are required to seek licensure or authorization because our recruiters meet with prospective students in the state. In other cases, the state educational agency has required licensure or authorization because we enroll students who reside in the state. New laws, regulations or interpretations related to doing business over the Internet could increase our cost of doing business and affect our ability to recruit students in particular states, which could, in turn, negatively affect enrollments and revenues and have a material adverse effect on our business.

State Professional Licensure

Many states have specific requirements that an individual must satisfy in order to be licensed as a professional in a specified field. Students often seek to obtain professional licensure in their chosen fields following graduation. Their success in obtaining licensure typically depends on several factors, including the individual merits of the graduate and factors specific to the institution from which the student graduated.

Due to varying requirements for professional licensure in each state, Capella University’s catalog informs learners of the risks associated with obtaining professional licensure. In addition, we semi-annually remind our learners that they need to communicate directly with the state in which they intend to seek licensure to fully understand the licensing requirements of that state.

Nature of Federal, State and Private Financial Support for Post-Secondary Education

The federal government provides a substantial part of its support for post-secondary education through Title IV programs, in the form of grants and loans to students who can use those funds at any institution that has been certified as eligible by the Department of Education. Aid under Title IV programs is primarily awarded on the basis of financial need, generally defined as the difference between the cost of attending the institution and the amount a student can reasonably contribute to that cost. All recipients of Title IV program funds must maintain satisfactory academic progress in a timely manner toward completion of their program of study. In addition, each such school must ensure that Title IV program funds are properly accounted for and disbursed in the correct amounts to eligible learners.

Capella University learners receive loans and grants to fund their education under the following Title IV programs: (1) the Federal Family Education Loan (FFEL) program and (2) the Federal Pell Grant, or Pell, program. In 2006, approximately 71% of our revenues (calculated on a cash basis) were derived from tuition financed under Title IV programs.

1) FFEL.  Under the FFEL program, banks and other lending institutions make loans to learners. If a learner defaults on a loan, payment is guaranteed by a federally recognized guaranty agency, which is then reimbursed by the Department of Education. Students with financial need qualify for interest subsidies while in school and during grace periods. In 2006, we derived approximately 70.6% of our revenues (calculated on a cash basis) from the FFEL program.

2) Pell.  Under the Pell program, the Department of Education makes grants to students who demonstrate financial need. In 2006, we derived approximately 0.4% of our revenues (calculated on a cash basis) from the Pell program.

In addition to the programs stated above, eligible learners at Capella University may participate in several other financial aid programs or receive support from other governmental and private sources, including the U.S. Department of Veterans Affairs through the Minnesota Department of Veterans Affairs. In certain situations, we may assist learners in accessing alternative loan programs available to Capella University’s learners. Alternative loans are intended to cover the difference between what the learner receives from all financial aid and the full cost of the learner’s education. Finally, many Capella University learners finance their own education or receive full or partial tuition reimbursement from their employers.

Regulation of Federal Student Financial Aid Programs

To be eligible to participate in Title IV programs, an institution must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education. An institution must, among other things, be licensed or authorized to offer its educational programs by the state within which it is physically located (in our case, Minnesota) and maintain institutional accreditation by a recognized accrediting agency. Capella University is currently certified to participate in Title IV programs through December 31, 2008.

The substantial amount of federal funds disbursed through Title IV programs, the large number of students and institutions participating in these programs and allegations of fraud and abuse by certain for-profit institutions have caused Congress to require the Department of Education to exercise considerable regulatory oversight over for-profit institutions of higher learning. Accrediting agencies and state education agencies also have responsibilities for overseeing compliance of institutions with Title IV program requirements.

Significant factors relating to Title IV programs that could adversely affect us include the following:

Congressional Action.  Congress reauthorizes the Higher Education Act approximately every five to eight years. Congress most recently reauthorized the Higher Education Act in 1998. Because reauthorization had not yet been completed in a timely manner, Congress extended the current provisions of the Higher Education Act through June 30, 2007. The new Congress is in the process of reviewing the Higher Education Act for purposes of reauthorization, but it is not possible to predict with certainty when the reauthorization process will be completed. If reauthorization is not completed by June 30, 2007, Congress is expected to enact legislation to further temporarily extend Title IV programs as currently authorized under the Higher Education Act for a period of months, not likely to exceed one year.

In addition, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations process. A reduction in federal funding levels of such programs could reduce the ability of certain learners to finance their education. These changes, in turn, could lead to lower enrollments at Capella University or require Capella University to increase its reliance upon alternative sources of learner financial aid. Given the significant percentage of Capella University’s revenues that are derived indirectly from Title IV programs, the loss of or a significant reduction in Title IV program funds available to Capella University’s learners could reduce its enrollment and revenue and possibly have a material adverse effect on our business. In addition, the regulations applicable to Capella University have been subject to frequent revisions, many of which have increased the level of scrutiny to which for-profit post-secondary educational institutions are subjected and have raised applicable standards. If Capella University were not to continue to comply with such regulations, such non-compliance might impair its ability to participate in Title IV programs, offer programs or continue to operate. Certain of the regulations applicable to Capella University are described below.

Distance Learning and Repeal of the “50% Rules.”  Capella University offers all of its existing degree programs via Internet-based telecommunications from Capella’s headquarters in Minneapolis, Minnesota.

Prior to passage of the Higher Education Reconciliation Act as part of the Deficit Reduction Act in 2006, the Higher Education Act generally excluded from Title IV programs institutions at which (1) more than 50% of the institution’s courses were offered via distance delivery methods, which includes online courses, or (2) 50% or more of the institution’s students were enrolled in courses delivered via correspondence methods, including online courses. Because 100% of Capella University’s courses are online courses and 100% of its learners are enrolled in online courses, the 50% Rules would have, absent the Distance Education Demonstration Program (which provided the opportunity for Capella University and its learners to provisionally participate in Title IV programs) precluded Capella University and its learners from participating in Title IV programs.

The 50% Rules were repealed for telecommunications courses (which include online courses) as part of the Higher Education Reconciliation Act, but remain in place for correspondence courses. Accordingly, online institutions such as Capella University, which offer their courses exclusively through telecommunications, are no longer subject to the 50% Rules. Following passage of the Higher Education Reconciliation Act, the Department of Education also terminated the Demonstration Program effective as of June 30, 2006. Because Capella University is no longer subject to the 50% Rules, it is likewise no longer dependent on the Demonstration Program to participate in the Title IV Programs.

At least six lawsuits were filed challenging the constitutionality of the Deficit Reduction Act in general, on grounds that discrepancies exist between non-education related provisions of the legislation passed in the House and Senate. In the event that the Deficit Reduction Act is invalidated, the 50% Rules could be reinstated, and Capella University and its learners would not be in a position to participate in Title IV programs until the 50% Rules were repealed via alternative legislative action, or until Congress reinstated the Demonstration Program or otherwise acted to permit the participation of impacted Title IV participating institutions.

Administrative Capability.  Department of Education regulations specify extensive criteria by which an institution must establish that it has the requisite “administrative capability” to participate in Title IV programs. To meet the administrative capability standards, an institution, among other things, must comply with all applicable Title IV program regulations, must have capable and sufficient personnel to administer its financial aid programs, must have acceptable methods of defining and measuring the satisfactory academic progress of its students, must not have cohort default debt rates above specified levels, must have various procedures in place for safeguarding federal funds, and must not otherwise appear to lack administrative capability. Failure to satisfy any of the standards or any other Department of Education regulation, the Department of Education may: require the repayment of Title IV funds; transfer the institution from the “advance” system of payment of Title IV funds to cash monitoring status or to the “reimbursement” system of payment; place the institution on provisional certification status; or commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV programs.

Financial Responsibility.  The Higher Education Act and Department of Education regulations establish extensive standards of financial responsibility that institutions such as Capella University must satisfy in order to participate in Title IV programs. These standards generally require that an institution provide the resources necessary to comply with Title IV program requirements and meet all of its financial obligations, including required refunds and any repayments to the Department of Education for liabilities incurred in programs administered by the Department of Education.

The Department of Education evaluates institutions on an annual basis for compliance with specified financial responsibility standards utilizing a complex formula that uses line items from the institution’s audited financial statements. The standards focus on three financial ratios: (1) equity ratio (which measures the institution’s capital resources, financial viability and ability to borrow); (2) primary reserve ratio (which measures the institution’s ability to support current operations from expendable resources); and (3) net income ratio (which measures the institution’s ability to operate at a profit or within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without the need for further federal oversight. We have applied the financial responsibility standards to our consolidated financial statements as of and for the years ended December 31, 2006 and 2005, and calculated a composite score of 3.0 for both years, which is the maximum score attainable. We therefore believe that we meet the Department of Education’s financial responsibility standards.

Title IV Return of Funds.  Under the Department of Education’s return of funds regulations, an institution must first determine the amount of Title IV program funds that a student “earned.” If the student withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV program funds that the student earned is equal to a pro rata portion of the funds for which the student would otherwise be eligible. If the student withdraws after the 60% threshold, then the student has earned 100% of the Title IV program funds. The institution must return to the appropriate Title IV programs, in a specified order, the lesser of (i) the unearned Title IV program funds and (ii) the institutional charges incurred by the student for the period multiplied by the percentage of unearned Title IV program funds.

The “90/10 Rule.”  A requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” applies only to “proprietary institutions of higher education,” which includes Capella University. Under this rule, an institution loses its eligibility to participate in the Title IV programs, if, on a cash accounting basis, it derives more than 90% of its revenues for any fiscal year from Title IV program funds. Any institution that violates the rule becomes ineligible to participate in the Title IV programs as of the first day of the fiscal year following the fiscal year in which it exceeds 90%, and it is unable to apply to regain its eligibility until the next fiscal year. For the year ended December 31, 2006, we derived approximately 71% of our revenues (calculated on a cash basis) from Title IV program funds.

Student Loan Defaults.  Under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all of the Title IV programs if defaults on the repayment of federally guaranteed student loans by its students exceed certain levels. For each federal fiscal year, a rate of student defaults (known as a “cohort default rate”) is calculated for each institution with 30 or more borrowers entering repayment in a given federal fiscal year by determining the rate at which borrowers who become subject to their repayment obligation in that federal fiscal year default by the end of the following federal fiscal year. For such institutions, the Department of Education calculates a single cohort default rate for each federal fiscal year that includes in the cohort all current or former student borrowers at the institution who entered repayment on any FFEL program loan during that year.

If the Department of Education notifies an institution that its cohort default rates for each of the three most recent federal fiscal years are 25% or greater, the institution’s participation in the FFEL program and Pell program ends 30 days after the notification, unless the institution appeals in a timely manner that determination on specified grounds and according to specified procedures. In addition, an institution’s participation in the FFEL program ends 30 days after notification that its most recent cohort default rate is greater than 40%, unless the institution timely appeals that determination on specified grounds and according to specified procedures.

Capella University’s cohort default rates on FFEL program loans for the 2004, 2003 and 2002 federal fiscal years, the three most recent years for which information is available, were 2.2%, 1.8%, and 2.8%, respectively. The average cohort default rates for four-year proprietary institutions nationally were 7.3%, 6.4%, and 7.3% in fiscal years 2004, 2003 and 2002, respectively.

Incentive Compensation Rules.  As a part of an institution’s program participation agreement with the Department of Education and in accordance with the Higher Education Act, the institution may not provide any commission, bonus or other incentive payment to any person or entity engaged in any student recruitment, admissions or financial aid awarding activity based directly or indirectly on success in securing enrollments or financial aid. Certain Department of Education regulations clarify the incentive payment rule. The regulations set forth 12 “safe harbors,” which describe payments or arrangements that do not violate the incentive payment rule. Failure to comply with the incentive compensation rules could result in loss of eligibility to participate in federal student financial aid programs or financial penalties. Although there can be no assurance that the Department of Education would not find deficiencies in Capella University’s present or former employee compensation and third-party contractual arrangements, we believe that our employee compensation and third-party contractual arrangements comply with the incentive compensation provisions of the Higher Education Act and Department of Education regulations thereunder.

Compliance Reviews.  We are subject to announced and unannounced compliance reviews and audits by various external agencies, including the Department of Education, its Office of Inspector General (“OIG”), state licensing agencies, agencies that guarantee FFEL loans, the Department of Veterans Affairs and accrediting agencies. As part of the Department of Education’s ongoing monitoring of institutions’ administration of Title IV programs, The Higher Education Act and Department of Education regulations also require institutions to annually submit a compliance audit conducted by an independent certified public accountant in accordance with Government Auditing Standards and applicable audit standards of the Department of Education. In addition, to enable the Secretary of Education to make a determination of financial responsibility, institutions must annually submit audited financial statements prepared in accordance with Department of Education regulations.

The OIG is responsible for, among other things, promoting the effectiveness and integrity of the Department of Education’s programs and operations. With respect to educational institutions that participate in Title IV funding programs, the OIG conducts its work primarily through compliance audits and investigations. An OIG compliance audit typically focuses on whether an institution administers federal funds in accordance with applicable rules and regulations, whereas an investigation typically indicates a concern regarding potential fraud or abuse involving federal funds. The OIG has informed us that it is conducting a compliance audit (and not an investigation) of Capella University. The audit commenced on April 10, 2006 and since then we have been periodically providing the OIG with information, responding to follow up inquires and facilitating site visits and access to our records. The audit has focused on Capella University’s administration of Title IV funding programs for the Title IV award years of 2002-2003, 2003-2004 and 2004-2005 (with each award year commencing on July 1st). Although the 2005-2006 aid year is not specifically under audit, our discussions with OIG personnel have also covered activities during the 2005-2006 aid year, and we have included that aid year within the scope of our internal analysis of this matter, as more fully explained in the following paragraph.

Based on the field auditors’ preliminary audit exceptions, which is a preliminary list of issues regarding Capella University’s compliance with Title IV rules and requirements, and our verbal communications with the OIG audit staff, we believe that the most significant potential financial exposure from the audit pertains to repayments to the Department of Education that could be required if the OIG concludes that we did not properly calculate the amount of Title IV funds required to be returned for learners that withdrew from Capella University without providing an official notification of such withdrawal and without engaging in academic activity prior to such withdrawal. We believe the OIG’s current review of administrative rules surrounding learner engagement reflects our evolution of the application of these rules to an online education environment. Based on its review to date, the OIG audit staff has identified certain learners for whom it believes proper returns of Title IV funds were not made. If it is determined that we improperly withheld any portion of these funds, we would be required to return the improperly withheld funds. As part of our internal process of continuously evaluating and attempting to improve our policies and procedures, prior to the initiation of the OIG audit we had already begun modifying our policies and procedures for determining whether a learner is engaged in any academic activity. We developed these policies and procedures during spring 2006 and fully implemented them for the financial aid year 2006-2007. For the three year audit period, and for the 2005-2006 aid year, we estimate that the total amount of Title IV funds not returned for learners who withdrew without providing official notification was less than $1.0 million, including interest, but not including fines and penalties.

The OIG field audit staff is also reviewing certain of our procedures for determining whether learners are enrolled in an eligible educational program prior to our disbursing Title IV funds to these learners. Such enrollment is a prerequisite to a learner’s receipt of Title IV funding. To date, specific inquiries by the OIG audit staff have focused on our practice of noting learners’ anticipated Title IV funding on their accounts prior to final confirmation of such enrollment, and whether we timely returned Title IV funds that could not be disbursed within required timeframes to an eligible learner. While Capella University believes that its practices did not result in a disbursement of Title IV funds to ineligible learners, and that the non-disbursed Title IV funds were properly and timely returned, the OIG is still reviewing the matter.

During the course of the audit process, the OIG field audit staff have also questioned certain other matters that we presently believe, based on communications with the OIG audit staff, to be of lesser significance. Those additional matters include apparent discrepancies between our policy regarding satisfactory academic progress as set forth in the Capella University catalog and as set forth in other communications to our learners; whether we properly performed and documented student loan exit counseling for certain learners in the audit sample; and, whether we properly reviewed the financial aid histories of certain learners in the audit sample.

The OIG completed its field work in January 2007, and based on our conversations with the OIG, we believe they will issue a draft audit report for our response and comment sometime in March 2007. We expect that the OIG will not issue a final report for several months thereafter. Consistent with the OIG’s normal practices, the final audit report will be made public at the time it is released to both us and to the Department of Education’s Office of Federal Student Aid (“FSA”). FSA is responsible for primary oversight of the Title IV funding programs. In the event that the OIG identifies findings of noncompliance in its final audit report, the OIG will recommend remedial action to FSA, which will determine whether to require that we refund certain federal student aid funds, modify our Title IV administration procedures, impose fines or penalties or take other remedial action. The possible effects of a finding of a regulatory violation are described below in “Potential Effect of Regulatory Violations.”

Potential Effect of Regulatory Violations.  If Capella University fails to comply with the regulatory standards governing Title IV programs, the Department of Education could impose one or more sanctions, including transferring Capella University to the reimbursement or cash monitoring system of payment, seeking to require repayment of certain Title IV program funds, requiring Capella University to post a letter of credit in favor of the Department of Education as a condition for continued Title IV certification, taking emergency action against Capella University, referring the matter for criminal prosecution or initiating proceedings to impose a fine or to limit, condition, suspend or terminate the participation of Capella University in Title IV programs. In addition, the agencies that guarantee FFEL loans for Capella University learners could initiate proceedings to limit, suspend or terminate Capella University’s eligibility to provide guaranteed student loans in the event of certain regulatory violations. If such sanctions or proceedings were imposed against us and resulted in a substantial curtailment, or termination, of Capella University’s participation in Title IV programs, our enrollments, revenues and results of operations would be materially and adversely affected.

If Capella University lost its eligibility to participate in Title IV programs, or if the amount of available federal student financial aid were reduced, we would seek to arrange or provide alternative sources of revenue or financial aid for learners. Although we believe that one or more private organizations would be willing to provide financial assistance to learners attending Capella University, there is no assurance that this would be the case, and the interest rate and other terms of such financial aid might not be as favorable as those for Title IV program funds. We may be required to guarantee all or part of such alternative assistance or might incur other additional costs in connection with securing alternative sources of financial aid. Accordingly, the loss of eligibility of Capella University to participate in Title IV programs, or a reduction in the amount of available federal student financial aid, would be expected to have a material adverse effect on our results of operations even if we could arrange or provide alternative sources of revenue or student financial aid.

Capella University also may be subject, from time to time, to complaints and lawsuits relating to regulatory compliance brought not only by our regulatory agencies, but also by other government agencies and third parties, such as present or former learners or employees and other members of the public.

Restrictions on Adding Educational Programs.  State requirements and accrediting agency standards may, in certain instances, limit our ability to establish additional programs. Many states require approval before institutions can add new programs under specified conditions. The Higher Learning Commission, the Minnesota Office of Higher Education, and other state educational regulatory agencies that license or authorize us and our programs, require institutions to notify them in advance of implementing new programs, and upon notification may undertake a review of the institution’s licensure, authorization or accreditation.

Generally, if an institution eligible to participate in Title IV programs adds an educational program after it has been designated as an eligible institution, the institution must apply to the Department of Education to have the additional program designated as eligible. However, a degree-granting institution is not obligated to obtain the Department of Education’s approval of additional programs that lead to an associate, bachelor’s, professional or graduate degree at the same degree level(s) previously approved by the Department of Education. Similarly, an institution is not required to obtain advance approval for new programs that both prepare learners for gainful employment in the same or related recognized occupation as an educational program that has previously been designated as an eligible program at that institution and meet certain minimum-length requirements. However, the Department of Education, as a condition of certification to participate in Title IV programs, can require prior approval of such programs or otherwise restrict the number of programs an institution may add. In the event that an institution that is required to obtain the Department of Education’s express approval for the addition of a new program fails to do so, and erroneously determines that the new educational program is eligible for Title IV program funds, the institution may be liable for repayment of Title IV program funds received by the institution or learners in connection with that program.

Eligibility and Certification Procedures.  Each institution must apply to the Department of Education for continued certification to participate in Title IV programs at least every six years, or when it undergoes a change of control, and an institution may come under the Department of Education’s review when it expands its activities in certain ways, such as opening an additional location or, in certain cases, when it modifies academic credentials that it offers. The Department of Education may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the eligibility and certification standards. The Department of Education may withdraw an institution’s provisional certification without advance notice if the Department of Education determines that the institution is not fulfilling all material requirements. In addition, the Department of Education may more closely review an institution that is provisionally certified if it applies for approval to open a new location, add an educational program, acquire another school or make any other significant change.

Change in Ownership Resulting in a Change of Control.  In addition to school acquisitions, other types of transactions can also cause a change of control. The Department of Education, most state education agencies and our accrediting agency all have standards pertaining to the change of control of schools, but these standards are not uniform. Department of Education regulations describe some transactions that constitute a change of control, including the transfer of a controlling interest in the voting stock of an institution or the institution’s parent corporation. With respect to a publicly traded corporation, Department of Education regulations provide that a change of control occurs in one of two ways: (i) if there is an event that would obligate the corporation to file a Current Report on Form 8-K with the SEC disclosing a change of control or (ii) if the corporation has a shareholder that owns at least 25% of the total outstanding voting stock of the corporation and is the largest shareholder of the corporation, and that shareholder ceases to own at least

25% of such stock or ceases to be the largest shareholder. These standards are subject to interpretation by the Department of Education. A significant purchase or disposition of our voting stock could be determined by the Department of Education to be a change of control under this standard. Many states include the sale of a controlling interest of common stock in the definition of a change of control requiring approval. A change of control under the definition of one of these agencies would require us to seek approval of the change in ownership and control in order to maintain our accreditation, state authorization or licensure. The requirements to obtain such approval from the states and our accrediting commission vary widely. In some cases, approval of the change of ownership and control cannot be obtained until after the transaction has occurred.

When a change of ownership resulting in a change of control occurs at a for-profit institution, the Department of Education applies a different set of financial tests to determine the financial responsibility of the institution in conjunction with its review and approval of the change of ownership. The institution is required to submit a same-day audited balance sheet reflecting the financial condition of the institution immediately following the change in ownership. The institution’s same-day balance sheet must demonstrate an acid test ratio of at least 1:1, which is calculated by adding cash and cash equivalents to current accounts receivable and dividing the sum by total current liabilities (and excluding all unsecured or uncollateralized related party receivables). In addition, the same-day balance sheet must demonstrate positive tangible net worth. If the institution does not satisfy these requirements, the Department of Education may condition its approval of the change of ownership on the institution’s agreeing to letters of credit, provisional certification, and/or additional monitoring requirements.

A change of control also could occur as a result of future transactions in which Capella Education Company or Capella University are involved. Some corporate reorganizations and some changes in the board of directors are examples of such transactions. Moreover, the potential adverse effects of a change of control could influence future decisions by us and our shareholders regarding the sale, purchase, transfer, issuance or redemption of our stock. In addition, the adverse regulatory effect of a change of control also could discourage bids for shares of our common stock and could have an adverse effect on the market price of our common stock.

Item 1A.	Risk Factors

Risks Related to the Extensive Regulation of Our Business

If we fail to comply with the extensive regulatory requirements for our business, we could face significant restrictions on our operations and monetary penalties, including loss of access to federal loans and grants for our learners on which we are substantially dependent.

In 2006, we derived approximately 71% of our revenues (calculated on a cash basis) from federal student financial aid programs, referred to in this report as Title IV programs, administered by the U.S. Department of Education. A significant percentage of our learners rely on the availability of Title IV program funds to cover their cost of attendance at Capella University and related educational expenses. Title IV programs include educational loans for our learners from both private lenders and the federal government at below-market interest rates that are guaranteed by the federal government in the event of default. Title IV programs also include several income-based grant programs for learners with the greatest economic need as determined in accordance with Department of Education regulations. To participate in Title IV programs, a school must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting agency recognized by the Secretary of the Department of Education and be certified as an eligible institution by the Department of Education. As a result, we are subject to extensive regulation by state education agencies, our accrediting agency and the Department of Education. These regulatory requirements cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements can also affect our ability to acquire or open additional schools, to add new or expand existing educational programs and to change our corporate structure and ownership. The state education agencies, our accrediting agency and the Department of Education periodically revise their requirements and modify their interpretations of existing requirements.

If we fail to comply with any of these regulatory requirements, our regulatory agencies could impose monetary penalties, place limitations on our operations, terminate our ability to grant degrees and certificates, revoke our accreditation and/or terminate our eligibility to receive Title IV program funds, each of which could adversely affect our financial condition and results of operations. In addition, should we fail to properly comply with the regulatory requirements set forth in the following risk factors, and as a result be charged, sanctioned, subjected to loss of a federal, state or agency approval or authorization, or otherwise be penalized in some way, our reputation could be damaged and such damage could have a negative impact on our stock price. We cannot predict with certainty how all of these regulatory requirements will be applied or whether we will be able to comply with all of the requirements in the future. We have described some of the most significant regulatory risks that apply to us in the following paragraphs.

We must seek recertification to participate in Title IV programs no less than every six years, and may, in certain circumstances, be subject to review by the Department of Education prior to seeking recertification.

An institution that is certified to participate in Title IV programs must seek recertification from the Department of Education at least every six years, or when it undergoes a change of control. The recertification process includes the electronic submission of a new “Application for Approval to Participate in the Federal Student Financial Aid Programs,” which includes information about the school’s administration, ownership, educational programs and compliance with Department of Education regulations. The application is accompanied by financial statements and documentation of continued accreditation and state authorization. Our current certification expires on December 31, 2008. Our application for recertification will be due for submission no later than September 30, 2008. The Department of Education may also review our continued certification to participate in Title IV programs in the event we expand our activities in certain ways, such as opening an additional location or, in certain cases, if we modify the academic credentials that we offer. In addition, the Department of Education may withdraw our certification without advance notice if it determines that we are not fulfilling material requirements for continued participation in Title IV programs. If the Department of Education did not renew or withdrew our certification to participate in Title IV programs, our learners would no longer be able to receive Title IV program funds, which would have a material adverse effect on our enrollments, revenues and results of operations.

Congress may change the law or reduce funding for Title IV programs, which could reduce our learner population, revenues and profit margin.

Congress reauthorizes the Higher Education Act of 1965, as amended (the Higher Education Act) and other laws governing Title IV programs approximately every five to eight years. The last reauthorization of the Higher Education Act was completed in 1998, which extended authorization through September 30, 2004. Because reauthorization had not yet been completed in a timely manner, Congress extended the current provisions of the Higher Education Act through June 30, 2007. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations process. There is no assurance that reauthorization of the Higher Education Act will happen, or that Congress will not enact changes that decrease Title IV program funds available to students, including students who attend our institution. A failure by Congress to reauthorize or otherwise extend the provisions of the Higher Education Act, or any action by Congress that significantly reduces funding for Title IV programs or the ability of our school or learners to participate in these programs, would require us to arrange for non-federal sources of financial aid and would materially decrease our enrollment. Such a decrease in enrollment would have a material adverse effect on our revenues and results of operations. Congressional action may also require us to modify our practices in ways that could result in increased administrative costs and decreased profit margin.

The Office of Inspector General of the U.S. Department of Education has commenced a compliance audit of Capella University which is ongoing and which may result in repayment of Title IV funds, interest, fines, penalties, remedial action and damage to our reputation in the industry.

The Office of Inspector General (“OIG”) of the U.S. Department of Education is responsible for, among other things, promoting the effectiveness and integrity of the Department of Education’s programs and operations. With respect to educational institutions that participate in the Title IV funding programs, the OIG conducts its work primarily through compliance audits and investigations. An OIG compliance audit typically focuses upon whether an institution administers federal funds in accordance with applicable rules and regulations, whereas an investigation typically indicates a concern regarding potential fraud or abuse involving federal funds. In our case, the OIG has informed us that they are conducting a compliance audit (and not an investigation) of Capella University. The compliance audit commenced on April 10, 2006 and since then we have been working with the OIG to facilitate their audit. The period under audit is the Title IV award years of 2002-2003, 2003-2004 and 2004-2005 (with each award year commencing on July 1st).

We do not yet know the full scope of the OIG’s findings; however, based on the field auditors’ preliminary audit exceptions and our verbal communications with the OIG audit staff, we believe that the audit is primarily focused upon whether we properly calculated the amount of Title IV funds required to be returned for learners that withdrew from Capella University without providing an official notification of withdrawal and without engaging in any academic activity prior to such withdrawal. Based on its review to date, the OIG audit staff has identified several such learners for whom it believes proper returns of Title IV funds were not made. If it is determined that we improperly withheld any portion of these funds, we would be required to return the improperly withheld funds, with interest (and possibly fines and penalties). As part of our internal process of continuously evaluating and attempting to improve our policies and procedures, prior to the initiation of the OIG audit we had already begun modifying our policies and procedures for determining whether a learner is engaged in any academic activity. We developed these policies and procedures during spring 2006 and fully implemented them for the 2006-2007 financial aid year. For the three year audit period, and for that portion of the 2005-2006 award year prior to our change in policies and procedures described above, we estimate that the total amount of the Title IV funds not returned for learners who withdrew without providing official notification was less than $1.0 million, including interest, but not including any fines or penalties.

We believe the audit is also focused upon our policies and procedures for disbursing Title IV funding to learners, and focused to a lesser extent on our communication to our learners of our satisfactory academic progress policy, our exit counseling for federal student loan recipients, and our review of learners’ financial aid histories prior to disbursing Title IV funding. See “Item 1 — Business — Regulation — Regulation of Federal Student Financial Aid Programs — Compliance Reviews” for information about the OIG audit staff’s inquiries.

The OIG completed its field work in January 2007, and based on our conversations with the OIG, we believe they will issue a draft audit report for our response and comment sometime in March 2007. We expect that the OIG will not issue a final report until several months thereafter. In the event that the OIG identifies findings of noncompliance in its final report, the OIG will likely recommend remedial actions to the Office of Federal Student Aid, which will determine whether to require Capella University to refund certain federal student aid funds, modify our Title IV administration procedures, impose fines or penalties or take other remedial action. Because of the ongoing nature of the OIG audit, we can neither know nor predict with certainty the ultimate extent of the draft or final audit findings, or the potential liability or remedial actions that might result. These findings and related remedial action may have an adverse impact on our reputation in the industry, our cash flows and results of operations and our ability to recruit learners, and may have an adverse effect on our stock price. The possible effects of a finding of a regulatory violation (including refunds, fines, penalties and limitations, conditions, suspension or termination of our participation in Title IV programs) are described more fully in “Item 1 — Business — Regulation — Regulation of Federal Student Financial Aid Programs — Potential Effect of Regulatory Violations.”

If we fail to maintain our institutional accreditation, we would lose our ability to participate in Title IV programs.

Capella University is accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools, one of six regional accrediting agencies recognized by the Secretary of the Department of Education as a reliable indicator of educational quality. Accreditation by a recognized accrediting agency is required for an institution to become and remain eligible to participate in Title IV programs. In 2007, we will seek to have our accreditation reaffirmed with The Higher Learning Commission as part of a regularly scheduled accreditation reaffirmation process. The Higher Learning Commission may impose restrictions on our accreditation or may not renew our accreditation. To remain accredited we must continuously meet certain criteria and standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources and financial stability. Failure to meet any of these criteria or standards could result in the loss of accreditation at the discretion of The Higher Learning Commission. The Department of Education has recently held hearings on possible changes in accreditation rules; changes in the accreditation rules could negatively impact our ability to comply and could increase our cost of compliance. The loss of accreditation would, among other things, render our learners and us ineligible to participate in Title IV programs, reduce the marketability of a Capella degree and have a material adverse effect on our enrollments, revenues and results of operations.

If Capella University does not maintain its authorization in Minnesota, it may not operate or participate in Title IV programs.

A school that grants degrees, diplomas or certificates must be authorized by the relevant education agency of the state in which it is located. Capella University is deemed to be located in the State of Minnesota and is authorized by the Minnesota Office of Higher Education. State authorization is also required for our learners to be eligible to receive funding under Title IV programs. Such authorization may be lost or withdrawn if Capella University fails to submit renewal applications and other required submissions to the state in a timely manner, or if Capella University fails to comply with material requirements under Minnesota statutes and rules for continued authorization. Loss of state authorization by Capella University from the Minnesota Office of Higher Education would terminate our ability to provide educational services as well as our eligibility to participate in Title IV programs.

Our regulatory environment and our reputation may be negatively influenced by the actions of other for-profit institutions.

We are one of a number of for-profit institutions serving the post-secondary education market. In recent years, regulatory investigations and civil litigation have been commenced against several companies that own for-profit educational institutions. These investigations and lawsuits have alleged, among other things, deceptive trade practices and non-compliance with Department of Education regulations. These allegations have attracted adverse media coverage and have been the subject of federal and state legislative hearings. Although the media, regulatory and legislative focus has been primarily upon the allegations made against these specific companies, broader allegations against the overall for-profit school sector may negatively impact public perceptions of other for-profit educational institutions, including Capella University. Adverse media coverage regarding other companies in the for-profit school sector or regarding us directly could damage our reputation, could result in lower enrollments, revenues and operating profit, and could have a negative impact on our stock price. Such allegations could also result in increased scrutiny and regulation by the Department of Education, Congress, accrediting bodies, state legislatures or other governmental authorities on all for-profit institutions, including us.

We are subject to sanctions if we fail to correctly calculate and timely return Title IV program funds for learners who withdraw before completing their educational program.

A school participating in Title IV programs must correctly calculate the amount of unearned Title IV program funds that have been disbursed to students who withdraw from their educational programs before completion and must return those unearned funds in a timely manner, generally within 30 days (45 days beginning September 8, 2006) of the date the school determines that the student has withdrawn. Under Department of Education regulations, late returns of Title IV program funds for 5% or more of students sampled on the institution’s annual compliance audit constitutes material non-compliance. If unearned funds are not properly calculated and timely returned, we may have to post a letter of credit in favor of the Department of Education or otherwise be sanctioned by the Department of Education, which could increase our cost of regulatory compliance and adversely affect our results of operations. As described in “Item 1 — Business — Regulation — Regulation of Federal Student Financial Aid Programs — Compliance Reviews,” we are currently subject to an OIG audit which we understand includes a review of the amount of Title IV program funds that we returned for learners who withdrew from their educational programs before completion and without providing official notification of such withdrawal.

A failure to demonstrate “financial responsibility” may result in the loss of eligibility by Capella University to participate in Title IV programs or require the posting of a letter of credit in order to maintain eligibility to participate in Title IV programs.

To participate in Title IV programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by the Department of Education, or post a letter of credit in favor of the Department of Education and possibly accept other conditions on its participation in Title IV programs. The Department of Education may also apply such measures of financial responsibility to the operating company and ownership entities of an eligible institution and, if such measures are not satisfied by the operating company or ownership entities, require the institution to post a letter of credit in favor of the Department of Education and possibly accept other conditions on its participation in Title IV programs. Any obligation to post a letter of credit could increase our costs of regulatory compliance. If Capella University is unable to secure a letter of credit, it would lose its eligibility to participate in Title IV programs. In addition to the obligation to post a letter of credit, an institution that is determined by the Department of Education not to be financially responsible can be transferred from the “advance” system of payment of Title IV funds to cash monitoring status or to the “reimbursement” system of payment. Limitations on, or termination of, Capella University’s participation in Title IV programs as a result of its failure to demonstrate financial responsibility would limit Capella University’s learners’ access to Title IV program funds, which could significantly reduce our enrollments and revenues and materially and adversely affect our results of operations.

A failure to demonstrate “administrative capability” may result in the loss of Capella University’s eligibility to participate in Title IV programs.

Department of Education regulations specify extensive criteria an institution must satisfy to establish that it has the requisite “administrative capability” to participate in Title IV programs. These criteria require, among other things, that the institution:

•	comply with all applicable Title IV program regulations;

•	have capable and sufficient personnel to administer the federal student financial aid programs;

•	have acceptable methods of defining and measuring the satisfactory academic progress of its students;

•	not have cohort default debt rates above specified levels;

•	have various procedures in place for safeguarding federal funds;

•	not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension;

•	provide financial aid counseling to its students;

•	refer to the Department of Education’s Office of Inspector General any credible information indicating that any applicant, student, employee or agent of the institution has been engaged in any fraud or other illegal conduct involving Title IV programs;

•	submit in a timely manner all reports and financial statements required by the regulations; and

•	not otherwise appear to lack administrative capability.

If an institution fails to satisfy any of these criteria or comply with any other Department of Education regulations, the Department of Education may:

•	require the repayment of Title IV funds;

•	transfer the institution from the “advance” system of payment of Title IV funds to cash monitoring status or to the “reimbursement” system of payment;

•	place the institution on provisional certification status; or

•	commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV programs.

If we are found not to have satisfied the Department of Education’s “administrative capability” requirements we could be limited in our access to, or lose, Title IV program funding, which would significantly reduce our enrollment and revenues and materially and adversely affect our results of operations.

We are subject to sanctions if we pay impermissible commissions, bonuses or other incentive payments to individuals involved in certain recruiting, admissions or financial aid activities.

A school participating in Title IV programs may not provide any commission, bonus or other incentive payment to any person involved in student recruiting or admission activities or in making decisions regarding the awarding of Title IV program funds based on success in enrolling students or securing financial aid. If we violate this law, we could be fined or otherwise sanctioned by the Department of Education. Any such fines or sanctions could harm our reputation, impose significant costs on us, and have a material adverse effect on our results of operations.

Our failure to comply with regulations of various states could result in actions taken by those states that would have a material adverse effect on our enrollments, revenues and results of operations.

Various states impose regulatory requirements on educational institutions operating within their boundaries. Several states have sought to assert jurisdiction over online educational institutions that have no physical location or other presence in the state but offer educational services to students who reside in the state, or that advertise to or recruit prospective students in the state. State regulatory requirements for online education are inconsistent between states and not well developed in many jurisdictions. As such, these requirements change frequently and, in some instances, are not clear or are left to the discretion of state employees or agents. Our changing business and the constantly changing regulatory environment require us to continually evaluate our state regulatory compliance activities. In the event we are found not to be in compliance, and a state seeks to restrict one or more of our business activities within its boundaries, we may not be able to recruit learners from that state and may have to cease providing service to learners in that state.

Capella University is subject to extensive regulations by the states in which it is authorized or licensed. In addition to Minnesota, Capella University is authorized or licensed in the following 14 states for all or some of its programs because we have determined that our activities in these states constitute a presence or otherwise require authorization or licensure by the respective state educational agencies:

State	Capella University Activity Constituting Presence Requiring Licensure or Authorization

Alabama	Agreement with a former provider of library services to Capella students.
Arizona	State agency broadly interprets presence requiring licensure to include the offering of degree programs by distance education; Capella also conducts in-state colloquia.
Arkansas	Agreement with Wal-Mart Stores, Inc. under which Wal-Mart employees located in Arkansas receive discounted tuition for certain Capella University programs.
Colorado	No determination of presence; authorization granted in order to have marketing and recruiting agents in the state.
Florida	Recruiting activities in the state.
Georgia	Direct marketing and recruiting activities in the state.
Illinois	Authorization to conduct in-state colloquia.
Kentucky	Direct marketing and recruiting activities in the state.
Nevada	Direct marketing and recruiting activities in the state; agreements with community colleges.
Ohio	Direct marketing and recruiting activities in the state for select programs.
Virginia	Direct marketing and recruiting activities in the state; agreements with community colleges.
Washington	Direct marketing and recruiting activities in the state; agreements with community colleges.
West Virginia	Direct marketing and recruiting activities in the state.
Wisconsin	State agency broadly interprets licensure requirements to cover all institutions serving residents of the state.

As of the last day of classes for the quarter ended December 31, 2006, the number of learners living in each of these states (other than Minnesota, Florida and Georgia) was less than 5% of our total enrollment. As of the last day of classes for the quarter ended December 31, 2006, approximately 5% of our learners lived in Minnesota, approximately 6% lived in Florida and approximately 8% lived in Georgia.

In some cases, the licensure or authorization is only for specific programs. In the majority of these states, Capella University has determined that separate licensure or authorization for its certificate programs is not necessary, although approval of certificate programs is required and has been obtained from the States of Arizona, Florida and Ohio. State laws typically establish standards for instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations and other operational matters. State laws and regulations may limit our ability to offer educational programs and award degrees. Some states may also prescribe financial regulations that are different from those of the Department of Education. Capella University is required to post surety bonds in several states. If we fail to comply with state licensing or authorization requirements, we may be subject to the loss of state licensure or authorization. Although we believe that the only state licensure or authorization that is necessary for Capella University to participate in Title IV programs is our authorization from the Minnesota Office of Higher Education, loss of licensure or authorization in other states could prohibit us from recruiting or enrolling students in those states, reduce significantly our enrollments and revenues and have a material adverse effect on our results of operations.

The inability of our graduates to obtain licensure in their chosen professional fields of study could reduce our enrollments and revenues, and potentially lead to litigation that could be costly to us.

Certain of our graduates seek professional licensure in their chosen fields following graduation. Their success in obtaining licensure depends on several factors, including the individual merits of the learner, but also may depend on whether the institution and the program were approved by the state or by a professional association, whether the program from which the learner graduated meets all state requirements and whether the institution is accredited. Certain states have refused to license students who graduate from programs that do not meet specific types of accreditation, residency or other state requirements. In the past, certain states have refused to license learners from particular Capella University programs due to the fact that the program did not meet one or more of the state’s specific licensure requirements. We have had to respond to claims brought against us by former learners as a result of such refusal. Certain states have denied our graduates professional licensure because the Capella University program from which they graduated did not have a sufficient number of residency hours, did not satisfy state coursework requirements or was not accredited by a specific third party (such as the American Psychological Association). In the event that one or more states refuses to recognize our learners for professional licensure in the future based on factors relating to our institution or programs, the potential growth of our programs would be negatively impacted which could have a material adverse effect on our results of operations. In addition, we could be exposed to litigation that would force us to incur legal and other expenses that could have a material adverse effect on our results of operations.

If regulators do not approve or delay their approval of transactions involving a change of control of our company, our ability to participate in Title IV programs may be impaired.

If we or Capella University experience a change of control under the standards of applicable state education agencies, The Higher Learning Commission or the Department of Education, we must seek the approval of each relevant regulatory agency. Transactions or events that constitute a change of control include significant acquisitions or dispositions of an institution’s common stock and significant changes in the composition of an institution’s board of directors. Some of these transactions or events may be beyond our control. The potential adverse effects of a change of control with respect to participation in Title IV programs could influence future decisions by us and our shareholders regarding the sale, purchase, transfer, issuance or redemption of our common stock. In addition, the adverse regulatory effect of a change of control finding also could discourage bids for your shares of our common stock and could have an adverse effect on the market price of your shares.

Government and regulatory agencies and third parties may conduct compliance reviews, bring claims or initiate litigation against us.

Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of non-compliance and lawsuits by government agencies, regulatory agencies and third parties, including claims brought by third parties on behalf of the federal government. If the results of these reviews or proceedings are unfavorable to us, or if we are unable to defend successfully against lawsuits or claims, we may be required to pay money damages or be subject to fines, limitations, loss of Title IV funding, injunctions or other penalties. Even if we adequately address issues raised by an agency review or successfully defend a lawsuit or claim, we may have to divert significant financial and management resources from our ongoing business operations to address issues raised by those reviews or to defend against those lawsuits or claims. Claims and lawsuits brought against us may damage our reputation, even if such claims and lawsuits are without merit.

We may lose eligibility to participate in Title IV programs if our student loan default rates are too high, which would significantly reduce our learner population.

An educational institution may lose its eligibility to participate in some or all Title IV programs if, for three consecutive federal fiscal years, 25% or more of its students who were required to begin repaying their student loans in the relevant fiscal year default on their payment by the end of the next federal fiscal year. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the Department of Education. Capella University’s default rates on the Federal Family Education Loan, or FFEL, program loans for the 2004, 2003 and 2002 federal fiscal years, the three most recent years for which information is available, were 2.2%, 1.8% and 2.8%, respectively. If Capella University loses its eligibility to participate in Title IV programs because of high student loan default rates, our learners would no longer be eligible to receive Title IV program funds under various government-sponsored financial aid programs, which would significantly reduce our enrollments and revenues and have a material adverse effect on our results of operations.

We may lose eligibility to participate in Title IV programs if the 50% Rules are reinstated temporarily or permanently, which would significantly reduce our learner population and have an adverse effect on our revenues and operating profits.

Prior to passage of the Higher Education Reconciliation Act of 2006, which was part of the Deficit Reduction Act of 2006, the Higher Education Act generally excluded from Title IV program participation institutions at which (1) more than 50% of the institution’s courses were offered via correspondence, including online courses, or (2) 50% or more of the institution’s students were enrolled in correspondence courses, including online courses. As an exclusively online university, the so called “50% Rules,” enacted in 1992, would otherwise have precluded us from participating in Title IV programs. However, in 1998, Congress authorized the Department of Education to establish and administer the Distance Education Demonstration Program, or the Demonstration Program, to assess the viability of providing Title IV program funds to institutions that offered online educational programs. We were accepted as a participant in the program and, by virtue of our participation in the program, our learners were able to access Title IV program funds.

The 50% Rules were repealed for telecommunications courses (including online courses) as part of the Higher Education Reconciliation Act, and the Demonstration Program was thereafter terminated. As a result, our learners continue to be able to access Title IV Funds. At least six lawsuits were filed challenging the constitutionality of the Deficit Reduction Act in general, on grounds that discrepancies exist between non-education related provisions of the legislation passed in the House and Senate. At least four of these cases have been dismissed at the U.S. District Court level, although at least two of those dismissals are currently being appealed. In the event litigation challenging the Deficit Reduction Act is successful, the 50% Rules could be reinstated and, barring reinstatement of the Demonstration Program or additional legislative action, our learners would not be able to access Title IV program funds. If our learners were temporarily or permanently unable to access Title IV funds, many would not be able to continue their educations at Capella University, which would significantly reduce our enrollments, revenues and operating profits.

We may lose eligibility to participate in Title IV programs if the percentage of our revenue derived from those programs is too high, which would significantly reduce our learner population.

A for-profit institution loses its eligibility to participate in Title IV programs if, on a cash accounting basis, it derives more than 90% of its revenue from those programs in any fiscal year. In 2006, under the regulatory formula prescribed by the Department of Education, we derived approximately 71% of our revenues (calculated on a cash basis) from Title IV programs. If we lose our eligibility to participate in Title IV programs because more than 90% of our revenues are derived from Title IV program funds in any year, our learners would no longer be eligible to receive Title IV program funds under various government-sponsored financial aid programs, which would significantly reduce our enrollments and revenues and have a material adverse effect on our results of operations and financial condition.

Risks Related to Our Business

Our success depends in part on our ability to update and expand the content of existing programs and develop new programs and specializations on a timely basis and in a cost-effective manner.

The updates and expansions of our existing programs and the development of new programs and specializations may not be accepted by existing or prospective learners or employers. If we cannot respond to changes in market requirements, our business may be adversely affected. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as learners require or as quickly as our competitors introduce competing programs. To offer a new academic program, we may be required to obtain appropriate federal, state and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. In addition, to be eligible for federal student financial aid programs, a new academic program may need to be certified by the Department of Education. If we are unable to respond adequately to changes in market requirements due to financial constraints or other factors, our ability to attract and retain learners could be impaired and our financial results could suffer.

Establishing new academic programs or modifying existing programs requires us to make investments in management and capital expenditures, incur marketing expenses and reallocate other resources. We may have limited experience with the courses in new areas and may need to modify our systems and strategy or enter into arrangements with other educational institutions to provide new programs effectively and profitably. If we are unable to increase the number of learners, or offer new programs in a cost-effective manner, or are otherwise unable to manage effectively the operations of newly established academic programs, our results of operations and financial condition could be adversely affected.

Our financial performance depends on our ability to continue to develop awareness among, and attract and retain, working adult learners.

Building awareness of Capella University and the programs we offer among working adult learners is critical to our ability to attract prospective learners. It is also critical to our success that we convert these prospective learners to enrolled learners in a cost effective manner and that these enrolled learners remain active in our programs. Some of the factors that could prevent us from successfully enrolling and retaining learners in our programs include:

•	the emergence of more successful competitors;

•	factors related to our marketing, including the costs of Internet advertising and broad-based branding campaigns;

•	performance problems with our online systems;

•	failure to maintain accreditation;

•	learner dissatisfaction with our services and programs;

•	adverse publicity regarding us, our competitors or online or for-profit education generally;

•	price reductions by competitors that we are unwilling or unable to match;

•	a decline in the acceptance of online education; and

•	a decrease in the perceived or actual economic benefits that learners derive from our programs.

If we are unable to continue to develop awareness of Capella University and the programs we offer, and to enroll and retain learners, our enrollments would suffer and our ability to increase revenues and maintain profitability would be significantly impaired.

Strong competition in the post-secondary education market, especially in the online education market, could decrease our market share, increase our cost of acquiring learners and put downward pressure on our tuition rates.

Post-secondary education is highly competitive. We compete with traditional public and private two-year and four-year colleges as well as other for-profit schools. Traditional colleges and universities may offer programs similar to ours at lower tuition levels as a result of government subsidies, government and foundation grants, tax-deductible contributions and other financial sources not available to for-profit institutions. In addition, some of our competitors, including both traditional colleges and universities and other for-profit schools, have substantially greater name recognition and financial and other resources than we have, which may enable them to compete more effectively for potential learners and decrease our market share. We also expect to face increased competition as a result of new entrants to the online education market, including established colleges and universities that had not previously offered online education programs. Moreover, one or more of our competitors may obtain specialized accreditations that improve their competitive positions against us.

We may not be able to compete successfully against current or future competitors and may face competitive pressures that could adversely affect our business or results of operations. For example, as the market continues to mature, certain of our competitors have begun to reduce tuition rates. We may therefore be required to reduce our tuition or increase spending in response to competition in order to retain or attract learners or pursue new market opportunities. We may also face increased competition in maintaining and developing new marketing relationships with corporations, particularly as corporations become more selective as to which online universities they will encourage their current employees to attend and from which online universities they will hire prospective employees. These competitive factors could cause our enrollments, revenues and profitability to significantly decrease.

We operate in a highly competitive market with rapid technological change, and we may not have the resources needed to compete successfully.

Online education is a highly competitive market that is characterized by rapid changes in our learners’ technological requirements and expectations and evolving market standards. Competitors vary in size and organization from traditional colleges and universities to for-profit schools, corporate universities and software companies providing online education and training software. Each of these competitors may develop platforms or other technologies that are superior to the platform and technology we use. We may not have the resources necessary to acquire or compete with technologies being developed by our competitors, which may render our online delivery format less competitive or obsolete.

System disruptions and vulnerability from security risks to our online computer networks could impact our ability to generate revenue and damage the reputation of Capella University, limiting our ability to attract and retain learners; we are currently migrating to a new enterprise resource planning system, and unplanned costs and/or decreases in productivity could adversely impact our financial results.

The performance and reliability of our technology infrastructure is critical to our reputation and ability to attract and retain learners. Any system error or failure, or a sudden and significant increase in bandwidth usage, could result in the unavailability of our courseroom platform, damaging our ability to generate revenue. Our technology infrastructure could be vulnerable to interruption or malfunction due to events beyond our control, including natural disasters, terrorist activities and telecommunications failures. In the Fall of 2005 we completed the transfer of our learners to a new courseroom platform, Blackboard Learning System, formerly known as WebCT Vista, and we recently migrated this courseroom platform to a new server system.

We are currently replacing our individual software applications with a comprehensive enterprise resource planning system. The implementation of this enterprise resource planning system is projected to continue into 2008. The enterprise resource planning system is a large-scale project to which our employees and contractors continue to devote substantial time. Our in-house expertise, including the expertise of our contractors, related to large-scale enterprise resource planning system implementations is limited, and an implementation of this scope by its nature gives rise to risk of system interruption or failure. Implementation of the enterprise resource planning system may result in unplanned and unbudgeted costs, which could have a material adverse effect on our financial results. During and after implementation, we may experience decreases in productivity in excess of planned levels as our employees transition to and begin to use the new system, and such decreases could have a material adverse effect on our financial results.

During 2003 and 2004, we experienced intermittent failures of our courseroom platform that prevented learners from accessing their courses. We may experience additional interruptions or failures in our computer systems as a result of our ongoing implementation of our enterprise resource planning system, or our recently implemented new courseroom platform and server system. Any interruption to our technology infrastructure could have a material adverse effect on our ability to attract and retain learners and could require us to incur additional expenses to correct or mitigate the interruption.

Our computer networks may also be vulnerable to unauthorized access, computer hackers, computer viruses and other security problems. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches. We engage with multiple security assessment providers on a periodic basis to review and assess our security. We utilize this information to audit ourselves to ensure that we are continually monitoring the security of our technology infrastructure. However, we cannot assure you that these security assessments and audits will protect our computer networks against the threat of security breaches.

At present we derive a significant portion of our revenues and, after the full allocation of corporate overhead expenses, all of our operating income from our doctoral programs.

Our origins are as an online university primarily for doctoral learners. Despite the expansion of our program offerings to include both master’s and bachelor’s degrees, our doctoral learner community remains an integral part of the success of our business model. At December 31, 2006, learners seeking doctoral, master’s and bachelor’s degrees represented 42%, 43% and 15%, respectively, of our enrollment. Due to the relative size, maturity and economics of our doctoral programs, for the year ended December 31, 2006, doctoral learners accounted for approximately $98.9 million, or 55%, of our revenues, and, after the full allocation of corporate overhead expenses, all of our operating income. Prior to the full allocation of corporate overhead expenses, our doctoral programs accounted for most of our operating income in these periods. If we were to experience any learner, regulatory, reputational, instructional or other event that adversely affected our doctoral offerings, our results of operations could be significantly and adversely affected.

We recently transitioned our library services and resources in-house, and we will now have responsibility for providing library services directly to our learners. We have limited experience providing such services and any inability to do so effectively could limit our ability to attract and retain learners, and adversely affect our enrollments, revenues and operating profits.

Our library services and resources have been provided by the Sheridan Libraries at The Johns Hopkins University under an agreement between The Johns Hopkins University and us. We provided notice of our intent to terminate that agreement in June 2006, and effective January 31, 2007, we completed the transition of those services and resources in-house. Most of the library services that were performed by The Johns Hopkins University are now performed in-house by our own employees. We have limited experience in providing library services in-house, and to do so we will have to hire personnel, including approximately six in-house librarians. Certain functions performed by The Johns Hopkins University, such as interlibrary loan coordination, have been outsourced to a third party university.

It is possible that we may not be able to provide library services in-house and through the third party university as successfully or as cost-effectively as we are currently planning. If we are not able to successfully provide in-house certain of the library services formerly performed by The Johns Hopkins University, or if the third party university does not perform as expected, the quality of our overall program would suffer, which would in turn decrease our enrollments, revenues and operating profits. If we are not able to provide such services as cost-effectively as planned, our operating profits would be adversely affected.

We may experience declines in our revenue and enrollment growth rates, and our growth may place a strain on our resources.

We have experienced significant growth since we established our university in 1993. However, while we have continued to achieve growth in revenues and enrollment year-over-year, these growth rates have declined in recent periods and may continue to decline in the future. Specifically, we expect additional competitors to enter the online educational market and increased competition for online education offerings, including from colleges and universities that provide blended educational programs involving both classroom and online components.

The growth that we have experienced in the past, as well as any future growth that we experience, may place a significant strain on our resources and increase demands on our management information and reporting systems and financial management controls. If we are unable to manage our growth effectively while maintaining appropriate internal controls, we may experience operating inefficiencies that could increase our costs and adversely affect our profitability and results of operations.

We rely on exclusive proprietary rights and intellectual property that may not be adequately protected under current laws, and we encounter disputes from time to time relating to our use of intellectual property of third parties.

Our success depends in part on our ability to protect our proprietary rights. We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names and agreements to protect our proprietary rights. We rely on service mark and trademark protection in the United States and select foreign jurisdictions to protect our rights to the marks “CAPELLA,” “CAPELLA EDUCATION COMPANY,” and “CAPELLA UNIVERSITY,” as well as distinctive logos and other marks associated with our services. We rely on agreements under which we obtain rights to use course content developed by faculty members and other third party content experts. We cannot assure you that these measures will be adequate, that we have secured, or will be able to secure, appropriate protections for all of our proprietary rights in the United States or select foreign jurisdictions, or that third parties will not infringe upon or violate our proprietary rights. Despite our efforts to protect these rights, unauthorized third parties may attempt to duplicate or copy the proprietary aspects of our curricula, online resource material and other content. Our management’s attention may be diverted by these attempts and we may need to use funds in litigation to protect our proprietary rights against any infringement or violation.

We may encounter disputes from time to time over rights and obligations concerning intellectual property, and we may not prevail in these disputes. In certain instances, we may not have obtained sufficient rights in the content of a course. Third parties may raise a claim against us alleging an infringement or violation of the intellectual property of that third party. Some third party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid those intellectual property rights. Any such intellectual property claim could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether such claim has merit. Our general liability and cyber liability insurance may not cover potential claims of this type adequately or at all, and we may be required to alter the content of our classes or pay monetary damages, which may be significant.

We may incur liability for the unauthorized duplication or distribution of class materials posted online for class discussions.

In some instances, our faculty members or our learners may post various articles or other third party content on class discussion boards. We may incur liability for the unauthorized duplication or distribution of this material posted online for class discussions. Third parties may raise claims against us for the unauthorized duplication of this material. Any such claims could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether the claims have merit. Our general liability insurance may not cover potential claims of this type adequately or at all, and we may be required to alter the content of our courses or pay monetary damages.

A reclassification of our adjunct faculty by authorities may have a material adverse effect on our results of operations.

Adjunct faculty comprised approximately 86% of our faculty population at December 31, 2006. We classify our adjunct faculty as independent contractors, as opposed to employees. Because we classify our adjunct faculty as independent contractors, we do not withhold federal or state income or other employment related taxes, make federal or state unemployment tax or Federal Insurance Contributions Act, or FICA, payments or provide workers’ compensation insurance with respect to our adjunct faculty. The determination of whether adjunct faculty members are properly classified as independent contractors or as employees is based upon the facts and circumstances of our relationship with our adjunct faculty members. Federal or state authorities may challenge our classification as incorrect and assert that our adjunct faculty members must be classified as employees. In the event that we were to reclassify our adjunct faculty as employees, we would be required to withhold the appropriate taxes, make unemployment tax and FICA payments and pay for workers’ compensation insurance and additional payroll processing costs. If we had reclassified our adjunct faculty members as employees for 2006, we estimate our additional tax, workers’ compensation insurance and payroll processing payments would have been approximately $1.6 million for that year. The amount of additional tax and insurance payments would increase in the future as the total amount we pay to adjunct faculty increases. In addition to these known costs, we could be subject to retroactive taxes and penalties, which may be significant, by federal and state authorities which could adversely affect our financial condition and results of operations.

We may not be able to retain our key personnel or hire and retain the personnel we need to sustain and grow our business.

Our success to date has depended, and will continue to depend, largely on the skills, efforts and motivation of our executive officers, who generally have significant experience with our company and within the education industry. Our Chairman and Chief Executive Officer, Stephen Shank, is 63 years old and has been our Chief Executive Officer since he founded Capella in 1991. Mr. Shank is also the Chancellor of Capella University. To facilitate an orderly development and transition of leadership, our board of directors has been engaged in ongoing succession planning. Mr. Shank has advised the board that at such point as clear Chief Executive Officer succession capability has been established, and no earlier than 2008, he would relinquish his duties as Chief Executive Officer. As one means to facilitate Mr. Shank’s eventual transition, the board established the position of Chief Operating Officer.

Our success also depends in large part upon our ability to attract and retain highly qualified faculty, school directors, administrators and corporate management. Due to the nature of our business, we face significant competition in attracting and retaining personnel who possess the skill sets we seek. In addition, key personnel may leave us and subsequently compete against us. We do not carry life insurance on our key personnel for our benefit. The loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could impair our ability to successfully sustain and grow our business, which could in turn materially and adversely affect our results of operations.

Our learner population and revenues could decrease if the government tuition assistance offered to U.S. Armed Forces personnel is reduced or eliminated, if the tuition discounts which we offer to U.S. Armed Forces personnel are reduced or eliminated, or if our informal arrangements with any military bases deteriorate.

Active duty members of the U.S. Armed Forces are eligible to receive tuition assistance from the government, which they may use to pursue post-secondary degrees. We offer tuition discounts generally ranging from 10% to 15% to all members of the U.S. Armed Forces and immediate family members of active duty U.S. Armed Forces personnel. For the year ended December 31, 2006, approximately 18% of our learners received a U.S. Armed Forces tuition discount. During 2006, we provided approximately $3.0 million of such discounts. We also have non-exclusive agreements with various educational institutions of the U.S. Armed Forces pursuant to which we have agreed to accept credits toward a Capella University degree from certain military educational programs. These agreements generally may be terminated by either party upon 30 to 45 days notice. Additionally, we have informal arrangements with several military bases pursuant to which the bases make information about Capella University available to interested service members. Each of these informal arrangements is not binding on either party and either party could end the arrangement at any time. If our informal arrangement with any military base deteriorates or ends, our efforts to recruit learners from that base will be impaired. In the event that governmental tuition assistance programs to active duty members of the U.S. Armed Forces are reduced or eliminated, if our tuition discount program which we offer U.S. Armed Forces personnel and their immediate family members is reduced or eliminated, or if our informal arrangements with any military base deteriorates, this could materially and adversely affect our revenues and results of operations.

Our expenses may cause us to incur operating losses if we are unsuccessful in achieving growth.

Our expenses are based, in significant part, on our estimates of future revenues and are largely fixed in the short term. As a result, we may be unable to adjust our spending in a timely manner if our revenues fall short of our expectations. Accordingly, any significant shortfall in revenues in relation to our expectations would have an immediate and material adverse effect on our profitability. In addition, as our business grows, we anticipate increasing our operating expenses to expand our program offerings, marketing initiatives and administrative organization. Any such expansion could cause material losses to the extent we do not generate additional revenues sufficient to cover those expenses.

Seasonal and other fluctuations in our results of operations could adversely affect the trading price of our common stock.

In reviewing our results of operations, you should not focus on quarter-to-quarter comparisons. Our results in any quarter may not indicate the results we may achieve in any subsequent quarter or for the full year. Our revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in enrollment. Learner population varies as a result of new enrollments, graduations and learner attrition. While our number of enrolled learners has grown in each sequential quarter over the past three years, the number of enrolled learners has been proportionally greatest in the fourth quarter of each respective year. A significant portion of our general and administrative expenses do not vary proportionately with fluctuations in revenues. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of new program introductions, the timing of seminars and events and increased enrollments of learners. These fluctuations may result in volatility or have an adverse effect on the market price of our common stock.

Our current success and future growth depend on the continued acceptance of the Internet and the corresponding growth in users seeking educational services on the Internet.

Our business relies on the Internet for its success. A number of factors could inhibit the continued acceptance of the Internet and adversely affect our profitability, including:

•	inadequate Internet infrastructure;

•	security and privacy concerns; and

•	the unavailability of cost-effective Internet service and other technological factors.

If Internet use decreases, or if the number of Internet users seeking educational services on the Internet does not increase, our business may not grow as planned.

Government regulations relating to the Internet could increase our cost of doing business, affect our ability to grow or otherwise have a material adverse effect on our business.

The increasing popularity and use of the Internet and other online services has led and may lead to the adoption of new laws and regulatory practices in the United States or foreign countries and to new interpretations of existing laws and regulations. These new laws and interpretations may relate to issues such as online privacy, copyrights, trademarks and service marks, sales taxes, fair business practices and the requirement that online education institutions qualify to do business as foreign corporations or be licensed in one or more jurisdictions where they have no physical location or other presence. New laws, regulations or interpretations related to doing business over the Internet could increase our costs and materially and adversely affect our enrollments, revenues and results of operations.

An increase in interest rates could adversely affect our ability to attract and retain learners.

Approximately 71% of our revenues (calculated on a cash basis) for the year ended December 31, 2006, were derived from Title IV programs, which involve subsidized student borrowing. Additionally, many of our learners finance their education through private, unsubsidized borrowing. Interest rates have reached relatively low levels in recent years, creating a favorable borrowing environment for learners. However, interest rates are currently increasing. Much of the financing our learners receive is tied to floating interest rates. In addition, in the event Congress decreases the amount available for federal student aid, our learners may have to pay higher, unsubsidized interest rates. Therefore, any future increase in interest rates will result in a corresponding increase in educational costs to our existing and prospective learners, which could result in a significant reduction in our learner population and revenues. Higher interest rates could also contribute to higher default rates with respect to our learners’ repayment of their education loans. Higher default rates may in turn adversely impact our eligibility to participate in some or all Title IV programs, which could result in a significant reduction in our learner population and our profitability.

The price of our common stock may fluctuate significantly.

Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares. The market price of our common stock could fluctuate significantly for various reasons, which include:

•	our quarterly or annual earnings or those of other companies in our industry;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	changes in earnings estimates or recommendations by research analysts who track our common stock or the stocks of other companies in our industry;

•	changes in our number of enrolled learners;

•	new laws or regulations or new interpretations of laws or regulations applicable to our business;

•	seasonal variations in our learner population;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in general conditions in the U.S. and global economies or financial markets, including those resulting from war, incidents of terrorism or responses to such events;

•	litigation involving our company or investigations or audits by regulators into the operations of our company or our competitors; and

•	sales of common stock by our directors, executive officers and significant shareholders.

In addition, in recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of these companies. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations could materially reduce our stock price.

Future sales of our common stock in the public market could lower our stock price.

We may sell additional shares of common stock in future public offerings. We may also issue additional shares of common stock to finance future acquisitions. As of December 31, 2006, we had 16,002,371 outstanding shares of common stock. This number includes 4,600,000 shares registered in our initial public offering, which are freely tradable in the public market. 10,817,587 shares of our common stock, or 67.6% of our total outstanding shares, are restricted from immediate resale under the federal securities laws and lock-up agreements entered into between certain of our shareholders and the underwriters of our initial public offering, but may be sold into the market in the near future. These shares will become available for sale at various times following the expiration of the lock-up agreements which, without the prior consent of Credit Suisse Securities (USA) LLC, is 180 days (subject to an extension of no more than 34 days as a result of an earnings release by us or the occurrence of material news or a material event relating to us) after November 9, 2006, subject to volume limitations and manner-of-sale requirements under Rule 144 of the Securities Act of 1933 (the Securities Act). However, Credit Suisse Securities (USA) LLC may release all or a portion of these shares subject to lock-up agreements at any time without notice. The period immediately following expiration of the lock-up agreements may experience relatively higher levels of selling activity.

In addition, we have an effective S-8 registration statement under the Securities Act pursuant to which we have registered 4,192,890 shares of our common stock issuable under our stock incentive plans. As a result, shares issued under our stock incentive plans covered by the S-8 registration statement are eligible for resale in the public market without restriction, subject to certain Rule 144 limitations applicable to affiliates and, to the extent applicable, the lock-up agreements described above.

Certain of our existing shareholders are parties to a registration rights agreement with us relating to 4,652,062 shares of our common stock. Under that agreement, these shareholders will have the right, after the expiration of the lock-up period, to require us to effect the registration of these shares. In addition, if we propose to register, or are required to register following the exercise of a “demand” registration right as described in the previous sentence, any of our shares of common stock under the Securities Act, all the shareholders who are parties to the registration rights agreement (and Legg Mason Wood Walker, Incorporated, with respect to 266,326 shares that it purchased pursuant to warrants that contained registration rights) will be entitled to include these shares of common stock in that registration.

In accordance with the terms of our employee stock purchase plan, we may offer to our employees shares of our common stock under our employee stock purchase plan at a per share price below the then-current market price of our common stock. The discount would give our employees incentives to purchase shares of our common stock under the employee stock purchase plan. We have not yet implemented the employee stock purchase plan, but should we do so, we would also likely file an S-8 registration statement to register up to 450,000 shares of our common stock thereunder. Our employees would then be able to sell all or some of the shares purchased under the employee stock purchase plan in the open market.

We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued in connection with an acquisition and shares issued under our stock incentive plans and employee stock purchase plan), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock.

Our executive officers, directors and principal existing shareholders own a large percentage of our voting stock, which may allow them to collectively control substantially all matters requiring shareholder approval and, in the case of certain of our principal shareholders, have other unique rights that may afford them access to our management.

Our directors, executive officers and principal existing shareholders beneficially owned approximately 10,441,898 shares, or 62.1%, of our common stock as of December 31, 2006. Our directors and executive officers beneficially owned in the aggregate approximately 6,475,834 shares, or 38.5%, of our common stock as of such date, including approximately 2,511,724 shares, or 15.5%, of our common stock beneficially owned by Stephen Shank, our Chief Executive Officer and Chairman of our Board of Directors. Our principal existing shareholders consist of Forstmann Little & Co. Equity Partnership-VI, L.P. (Forstmann VI), Forstmann Little & Co. Equity Partnership-VII, L.P. (Forstmann VII) and Forstmann Little & Co. Subordinated Debt and Equity Buyout Partnership-VIII, L.P. (Forstmann VIII), which we refer to as the “Forstmann Little entities” in this Annual Report on Form 10-K, Cherry Tree Ventures IV, L.P., Cherry Tree Core Growth Fund, L.L.L.P. and InfoPower L.L.L.P., which we refer to as the “Cherry Tree entities” in this Annual Report on Form 10-K, TCV V, L.P. and TCV Member Fund L.P., which we refer to as the “entities affiliated with Technology Crossover Ventures” in this Annual Report on Form 10-K, Maveron Equity Partners 2000, L.P., Maveron Equity Partners 2000-B, L.P. and MEP 2000 Associates LLC, which we refer to as the “Maveron entities” in this Annual Report on Form 10-K, and Insight-Salmon River LLC, Insight Venture Partners IV, L.P., Salmon River Capital I LLC, Salmon River CIP LLC, Salmon River Capital II, L.P., Insight Venture Partners IV (Fund B), L.P., Insight Venture Partners IV (Co-Investors), L.P. and Insight Venture Partners (Cayman) IV, L.P., which we refer to as the “Salmon River and Insight entities” in this Annual Report on Form 10-K. Our principal existing shareholders beneficially owned approximately 7,248,721 shares, or 45.3%, of our common stock as of December 31, 2006. In addition to their shareholdings, Forstmann VI also has the right to designate one person for election to our board of directors. Moreover, Forstmann VI, Maveron Equity Partners 2000, L.P., TH Lee, Putnam Investment Trust — TH Lee, Putnam Emerging Opportunities Portfolio and TCV V, L.P. also have the right to inspect our books and records, to visit and inspect any of our properties and to discuss our affairs, finances, and accounts with our officers, lawyers, and accountants. In addition, the Forstmann

Little entities also have the right to consult and advise management on our significant business issues, including management’s proposed annual operating plans.

Accordingly, if some or all of these shareholders decided to act in concert, they could control us through their ability to determine the outcome of the election of our directors, to amend our articles of incorporation and bylaws and to take other actions requiring the vote or consent of shareholders, including mergers, going private transactions and other extraordinary transactions, and the terms of any of these transactions. The ownership positions of these shareholders may have the effect of delaying, deterring or preventing a change in control or a change in the composition of our board of directors. These shareholders may also use their contractual rights, including access to management, and their large ownership position to address their own interests, which may be different from those of our other shareholders.

Our articles of incorporation, bylaws, Minnesota law and regulations of state and federal education agencies may discourage takeovers and business combinations that our shareholders might consider in their best interests.

Anti-takeover provisions of our articles of incorporation, bylaws, Minnesota law and regulations of state and federal education agencies could diminish the opportunity for shareholders to participate in acquisition proposals at a price above the then-current market price of our common stock. For example, while we have no present plans to issue any preferred stock, our board of directors, without further shareholder approval, may issue shares of undesignated preferred stock and fix the powers, preferences, rights and limitations of such class or series, which could adversely affect the voting power of your shares. In addition, our bylaws provide for an advance notice procedure for nomination of candidates to our board of directors that could have the effect of delaying, deterring or preventing a change in control. Further, as a Minnesota corporation, we are subject to provisions of the Minnesota Business Corporation Act, or MBCA, regarding “business combinations,” which can deter attempted takeovers in certain situations. The approval requirements of the Department of Education, our regional accrediting agency and state education agencies for a change in control transaction could also delay, deter or prevent a transaction that would result in a change in control. We may, in the future, consider adopting additional anti-takeover measures. The authority of our board to issue undesignated preferred or other capital stock and the anti-takeover provisions of the MBCA, as well as other current and any future anti-takeover measures adopted by us, may, in certain circumstances, delay, deter or prevent takeover attempts and other changes in control of the company not approved by our board of directors.

Being a public company will increase our expenses and administrative workload.

As a public company with listed equity securities since our November 2006 initial public offering, we must comply with new laws, regulations and requirements, certain provisions of the Sarbanes-Oxley Act of 2002, related SEC regulations and requirements of The Nasdaq Stock Market, Inc. with which we were not required to comply as a private company. Complying with these statutes, regulations and requirements will occupy a significant amount of the time of our board of directors and management and will increase our costs and expenses. We estimate that incremental annual public company costs will be between $2.5 million and $3.0 million. We have recently or will need to:

•	create or expand the roles and duties of our board of directors, our board committees and management;

•	institute more comprehensive compliance and internal audit functions;

•	evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•	prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;

•	implement more comprehensive internal policies, such as those relating to disclosure controls and procedures and insider trading;

•	involve and retain to a greater degree outside counsel and accountants in the above activities;

•	hire investor relations support personnel; and

•	hire additional personnel to perform external reporting and internal accounting functions, including tax accounting functions.

If we fail to take some of these actions, in particular with respect to our internal audit and accounting functions and our compliance function, our ability to timely and accurately report our financial results could be impaired.

In addition, we also expect that being a public company subject to these rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit and compensation committees, and qualified executive officers.

We will be exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002.

We are in the process of evaluating our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal control over financial reporting. We are required to comply with Section 404 with respect to our fiscal year ending December 31, 2007. With the assistance of outside consultants who specialize in preparing companies to comply with Section 404 of the Sarbanes Oxley Act of 2002, we began our process evaluation and subsequent remediation work in the second half of 2004. In connection with our evaluation, we have identified a number of control deficiencies, some of which have been remedied. In 2005 and 2006, we continued our remediation work and expanded our process evaluation through internal process reviews. However, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations that remain unremediated. As a public company, we will be required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that materially affect, or are reasonably likely to materially affect, internal controls over financial reporting. A “material weakness” is a significant deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory authorities such as the SEC or The Nasdaq Stock Market, Inc., and if we fail to remedy any material weakness, our financial statements may be inaccurate, we may face restricted access to the capital markets, and our stock price may be adversely affected.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters occupies approximately 203,000 square feet in Minneapolis, Minnesota, under a lease which expires in October 2010. Renewal terms under this lease allow for us to extend the current lease for up to two additional five-year terms. We also lease approximately 91,500 square feet in a second facility in Minneapolis that houses our enrollment services and learner services functions. That lease expires in February 2009. Renewal terms under this lease allow for us to extend the current lease for up to two additional two-year terms. We believe our existing facilities are adequate for current requirements and that additional space can be obtained on commercially reasonable terms to meet future requirements.

Item 3.	Legal Proceedings

From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not at this time a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, would be expected to have a material adverse effect on our business, financial condition or results of operation.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were voted upon by shareholders during the fourth quarter of 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning our executive officers:

Name	Age	Position

Stephen G. Shank	63	Chairman and Chief Executive Officer (Mr. Shank also serves as Chancellor and as a director of Capella University)
Kenneth J. Sobaski	51	President and Chief Operating Officer (Mr. Sobaski also serves as a director of Capella University)
Michael J. Offerman	59	Senior Vice President (Dr. Offerman also serves as President of Capella University)
Lois M. Martin	44	Senior Vice President and Chief Financial Officer
Paul A. Schroeder	47	Senior Vice President, Operations and Business Transformation
Reed A. Watson	48	Senior Vice President, Marketing
Scott M. Henkel	52	Vice President and Chief Information Officer
Gregory W. Thom	50	Vice President, General Counsel, and Secretary
Elizabeth M. Rausch	55	Vice President, Human Resources

Stephen G. Shank founded our company in 1991 and has been serving as our Chairman and Chief Executive Officer since that time. Mr. Shank also has been serving as Chancellor of Capella University since 2001, and as emeritus director of Capella University from 2003 to 2006. Mr. Shank is currently a voting director of Capella University. Mr. Shank served as a member of the board of directors of Capella University from 1993 through 2003. From 1979 to 1991, Mr. Shank was Chairman and Chief Executive Officer of Tonka Corporation, an NYSE-listed manufacturer of toys and games. Mr. Shank is a member of the board of directors of Tennant Company, an NYSE-listed manufacturer of cleaning solutions. Mr. Shank earned a B.A. from the University of Iowa, an M.A. from the Fletcher School, a joint program of Tufts and Harvard Universities, and a J.D. from Harvard Law School.

Kenneth J. Sobaski joined our company in February 2006 and has been serving as our President and Chief Operating Officer since that time. Mr. Sobaski was elected a member of the Capella University Board of Directors on February 23, 2007. From April 2002 to April 2005, Mr. Sobaski served as an officer and Vice President , Sales, Marketing and Business Development of Polaris Industries Inc., a publicly held manufacturer of power sports products, and from September 2001 to April 2002, he served as an officer and Vice President , Marketing and Business Development of Polaris Industries. From 1999 to 2001, he served as the President of ConAgra Grocery Brands of ConAgra Foods, Inc. Mr. Sobaski’s prior experience also includes executive marketing, general management and sales positions for a number of consumer product marketing companies, including The Pillsbury Company, The Drackett Company (a division of Bristol-Myers Squibb), Kraft Foods, Inc. and General Mills, Inc. Mr. Sobaski earned his B.A. from St. Olaf College, and an M.B.A. from Northwestern University’s Kellogg School of Management.

Dr. Michael J. Offerman joined our company in 2001 and has been serving as our Senior Vice President since that time. Dr. Offerman also has served as President of Capella University since 2001. In March 2007, we announced a new university leadership structure and a national search for a new university president. Dr. Offerman will continue to serve as President until the national search for a new president is successfully completed. At that time he will assume the position of Vice Chairman — External University Initiatives. In his new role Dr. Offerman will continue and expand upon his recent national work with other institutions on such matters as accountability, learning outcomes transparency, and potential partnerships. Dr. Offerman was also a director of Capella University from 2001 to 2006. From 1994 to 2001, Dr. Offerman served as Dean of the Division of Continuing Education at the University of Wisconsin-Extension, the University of Wisconsin’s institution dedicated to the development and delivery of continuing education and online programs. Dr. Offerman also has served on a number of national boards, including the American Council on Education, the University Continuing Education Association, and the National Technology Advisory Board. Dr. Offerman earned a B.A. from the University of Iowa, an M.S. from the University of Wisconsin-Milwaukee and an Ed.D. from Northern Illinois University.

Lois M. Martin joined our company in 2004 and has been serving as our Senior Vice President and Chief Financial Officer since that time. From 2002 to 2004, Ms. Martin served as Executive Vice President and Chief Financial Officer at World Data Products, and from 1993 to 2001, Ms. Martin served in a number of executive positions, including Senior Vice President and Chief Financial Officer, at Deluxe Corporation. Ms. Martin is a member of the board of directors of ADC, Inc., a publicly held global supplier of network infrastructure, and MTS Systems Corporation, a publicly held, global manufacturer of mechanical testing solutions. She was also a member of the board of directors of eFunds Corporation, an NYSE-listed company offering integrated information, payment and technology solutions, in 2000. From 1996 to 2001, Ms. Martin also served as Secretary/Treasurer for the Deluxe Corporation Foundation and the W.R. Hotchkiss Foundation, a provider of education and other grant funding to non-profit organizations. Ms. Martin began her career at Coopers and Lybrand (now PricewaterhouseCoopers LLP), where she earned her C.P.A. designation. Ms. Martin earned a B.A. from Augustana College.

Paul A. Schroeder has been serving as a Senior Vice President of Capella University from April 2006 to February 2007, primarily responsible for the day-to-day operations of Capella University. In addition, he has been serving as a Senior Vice President of Capella Education Company since 2004. In March 2007 he became Senior Vice President, Operations and Business Transformation for Capella Education Company. In his new role, Mr. Schroeder is responsible for aligning and integrating the end-to-end operations of Capella in order to deliver the superior experience the University wants for its learners. Mr. Schroeder also served as director of Capella University from 2003 to 2006. From 2004 to March 2006, Mr. Schroeder served as our Senior Vice President, Business Management, from 2003 to 2004, Mr. Schroeder served as our Senior Vice President, Business and Technology and from 2001 to 2003, Mr. Schroeder served as our Senior Vice President and Chief Financial Officer. From 1997 to 2001, Mr. Schroeder held various executive management positions, including Senior Vice President, General Manager and Chief Financial Officer, with Datacard Group, a privately held company providing hardware and software solutions to the financial card and government ID markets. From 1984 to 1997, Mr. Schroeder held a variety of financial management positions at NCR Corporation, an NYSE-listed technology systems and services company. Mr. Schroeder earned a B.A. from Haverford College and an M.B.A. from Northwestern University’s Kellogg School of Management. He also completed additional graduate work at the University of Illinois.

Reed A. Watson joined our company in June 2006 and has been serving as our Senior Vice President, Marketing since that time. Prior to joining us, he served as Vice President, Consumer Strategy & Insights for Select Comfort Corporation, a Nasdaq-listed mattress and bedding company, from 2005 to 2006, as President of Watson Management Consulting, a privately held management consulting firm, from 2002 to 2005 and as Executive Vice President Ì Chief Marketing Officer of SimonDelivers.com, a privately held online grocery company, from 1999 to 2001. Mr. Watson’s prior experience also includes serving in various executive positions in marketing and general management for companies including Recovery Engineering Inc., Pillsbury Company and Kraft Foods, Inc. He earned his B.A. degree from Northwestern University and his M.B.A. from Northwestern University’s Kellogg School of Management.

Scott M. Henkel joined our company in 2004 and has been serving as our Vice President and Chief Information Officer since that time. From 1994 to 2003, Mr. Henkel served as Chief Information Officer and

Vice President of Software Engineering at Datacard Group. Mr. Henkel earned a B.A. from Metropolitan State University and an M.B.A. in finance from the College of St. Thomas.

Gregory W. Thom joined our company in 2003 and has been serving as Vice President, General Counsel, and Secretary since that time. From 2002 to 2003, Mr. Thom served as Vice President, Global Sales and Distribution at Datacard Group. From 2000 to 2002, Mr. Thom served as Vice President, Government Solutions at Datacard Group. From 1994 to 2000, Mr. Thom served as Vice President, General Counsel and Secretary at Datacard Group. From 1991 to 1994, Mr. Thom was an attorney with Dorsey & Whitney LLP, a Minneapolis-based law firm. Mr. Thom earned a B.A. from Bethel College, an M.B.A. from the University of Connecticut and a J.D. from William Mitchell College of Law.

Elizabeth M. Rausch joined our company in 1999 and has been serving as our Vice President, Human Resources since 2000. From 1999 to 2000, Ms. Rausch served as our Director, Human Resources. From 1985 to 1999, Ms. Rausch served as Director and Manager of Human Resources at Marigold Foods, Inc., a regional food and dairy processing organization. Ms. Rausch earned a B.A. from the University of Minnesota and a M.S. degree from Mankato State University. Ms. Rausch has provided notice of her intention to leave the Company on or about May 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the Nasdaq Global Market on November 10, 2006 under the symbol “CPLA.” Prior to November 10, 2006, there was no public market for our common stock. The following table sets forth, for the period indicated, the high and low sales price of the Company’s common stock as reported on the Nasdaq Global Market.

2006	High	Low

Fourth Quarter (November 10, 2006 — December 31, 2006)	$26.68	$23.29

Holders

As of January 31, 2007, there were approximately 140 holders of record of our common stock.

Dividends

On November 21, 2006, we paid a special distribution to our shareholders of record as of October 3, 2006 in the aggregate amount of $72.6 million, which equaled the gross proceeds received by us from our initial public offering in November 2006, excluding the proceeds received by us from the underwriters’ exercise of their over-allotment option. We do not anticipate declaring or paying any additional cash dividends on our common stock in the foreseeable future. The payment of any dividends in the future will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, earnings, capital requirements, contractual restrictions, outstanding indebtedness and other factors deemed relevant by our board.

Performance Graph

The following graph shows a comparison from November 10, 2006 (the date our common stock commenced trading on the Nasdaq Global Market) through December 29, 2006 of cumulative total return for our common stock, companies we deem to be in our industry peer group, and the Nasdaq Composite Index. The companies included in the industry peer group consist of Apollo Group, Inc. (APOL), ITT Educational Services, Inc. (ESI), Laureate Education, Inc. (LAUR), and Strayer Education, Inc. (STRA). Such returns are based on historical results and are not intended to suggest future performance. The performance graph assumes $100 was invested on November 10, 2006 in either our common stock, the companies in our peer group (weighted based on market capitalization as of such date), or the Nasdaq Composite Index. Data for the Nasdaq Composite and our peer group assume reinvestment of dividends. There has not been a record date for dividends to be paid on our common stock since it commenced trading on the Nasdaq Global Market, and we have no present plans to declare any dividends.

Recent Sales of Unregistered Securities

Since January 1, 2006, we have granted options to purchase 827,998 shares of our common stock to officers, directors and employees under our 2005 stock incentive plans at an exercise price of $20.00 per share. During the same period, we issued and sold 121,482 shares of our common stock pursuant to option exercises at prices ranging from $4.50 to $20.00 per share. These sales were made in reliance on Section 4(2) of the Securities Act of 1933 and Rule 506 and Rule 701 promulgated under the Securities Act of 1933, except that shares of our common stock issued pursuant to option exercises on or after November 15, 2006 were registered on our Registration Statement on Form S-8 (Registration No. 333-138742).

Use of Proceeds from our Initial Public Offering

On November 15, 2006, we completed an initial public offering of our common stock pursuant to a registration statement on Form S-1 (File No. 333-124119) that was declared effective by the SEC on November 9, 2006. A total of 4,600,000 shares of common stock were offered by us and existing shareholders under the final prospectus, all of which were sold at a price per share of $20.00. We issued 4,232,140 shares of common stock and the selling shareholders offered 367,860 shares of common stock. The managing underwriters of our offering were Credit Suisse Securities (USA) LLC, Banc of America Securities LLC, Piper Jaffray & Co. and Stifel, Nicolaus & Company, Incorporated. The aggregate gross proceeds of the shares offered and sold by us totalled $84.6 million and the aggregate gross proceeds to the selling shareholders totalled $7.4 million. We did not receive any proceeds from the sale of shares by the selling shareholders. In connection with the offering, we paid an aggregate of $9.7 million in expense, consisting of $5.9 million in underwriting discounts and commissions to the underwriters, and other expenses totalling $3.8 million in connection with the offering.

After deducting the underwriting discounts and commissions and the other offering expenses, we received net proceeds from our initial public offering of approximately $75.0 million. We used $72.6 million of the net proceeds to pay the special distribution described above to our shareholders of record as of October 3, 2006. The remaining approximately $2.3 million of net proceeds from the offering were used for working capital. Of the $72.6 million special distribution paid with the net proceeds from the offering, $44.6 million was paid to our directors, officers and other affiliates, in their capacity as shareholders of the Company.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Purchases of Capella Education Company common stock made by an affiliate of the company, the Capella Education Company Employee Stock Ownership Plan, during the three months ended December 31, 2006, are as follows:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	That May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs

10/1/2006 to 10/31/2006	—	—	—	—
11/1/2006 to 11/30/2006	48,392	$25.27	—	—
12/1/2006 to 12/31/2006	—	—	—	—
Total	48,392	$25.27	—	—

All shares of common stock reflected in the table were purchased by the Employee Stock Ownership Plan in open-market transactions with the proceeds of the special distribution that was paid to the Employee Stock Ownership Plan on November 21, 2006. The Company does not have a publicly announced plan or program for the repurchase of its common stock.

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated financial and operating data as of the dates and for the periods indicated. You should read this data together with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for each of the years in the three-year period ended December 31, 2006, and the selected consolidated balance sheet data as of December 31, 2006 and 2005, have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2003 and 2002, and selected consolidated balance sheet data as of December 31, 2004, 2003 and 2002, have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results of operations to be expected for future periods.

	Year Ended December 31,
	2006(a)	2005	2004	2003	2002
	(In thousands, except per share and enrollment data)

Statement of Operations Data:
Revenues	$179,881	$149,240	$117,689	$81,785	$49,556
Costs and expenses:
Instructional costs and services	83,627	71,243	58,850	43,759	28,074
Selling and promotional	56,646	45,623	35,089	22,246	15,894
General and administrative	21,765	17,501	13,885	11,710	11,582

Total costs and expenses	162,038	134,367	107,824	77,715	55,550

Operating income (loss)	17,843	14,873	9,865	4,070	(5,994)
Other income, net	4,472	2,306	724	427	327

Income (loss) before income taxes	22,315	17,179	10,589	4,497	(5,667)
Income tax expense (benefit)	8,904	6,929	(8,196)	104	—

Net income (loss)	$13,411	$10,250	$18,785	$4,393	$(5,667)

Net income (loss) per common share:
Basic	$1.09	$0.89	$1.68	$0.41	$(0.58)
Diluted	$1.06	$0.86	$1.62	$0.39	$(0.58)
Weighted average number of common shares outstanding:
Basic	12,271	11,476	11,189	10,804	9,698
Diluted	12,629	11,975	11,599	11,154	9,698
Other Data:
Depreciation and amortization(b)	$8,195	$6,474	$5,454	$4,177	$3,108
Net cash provided by operating activities	$28,901	$28,940	$16,049	$15,399	$123
Capital expenditures	$15,354	$9,079	$7,541	$3,719	$3,805
EBITDA(c)	$26,038	$21,347	$15,319	$8,247	$(2,886)
Enrollment(d)	17,976	14,613	12,252	9,313	6,578

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term marketable securities	$87,661	$72,133	$49,980	$41,190	$22,060
Working capital(e)	69,147	53,718	37,935	27,516	15,340
Total assets	129,314	106,562	80,026	55,402	35,380
Total redeemable preferred stock	—	57,646	57,646	57,646	50,401
Shareholders’ equity (deficit)	93,745	14,414	(5)	(20,416)	(26,250)

(a)	Operating income, income before income taxes and EBITDA for the year ended December 31, 2006 included $4.2 million of stock-based compensation expense recognized under FAS 123(R). Net income and net income per common share for the year ended December 31, 2006 included $3.1 million of stock-based compensation expense recognized under FAS 123(R). In accordance with the modified prospective transition method provided under FAS 123(R), our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).

(b)	Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets. Amortization includes amounts related to purchased software, capitalized website development costs and internally developed software.

(c)	EBITDA consists of net income minus other income, net plus income tax expense (benefit) and plus depreciation and amortization. Other income, net consists primarily of interest income earned on short-term marketable securities, net of any interest expense for capital leases and notes payable. We use EBITDA as a measure of operating performance. However, EBITDA is not a recognized measurement under U.S. generally accepted accounting principles, or GAAP, and when analyzing our operating performance, investors should use EBITDA in addition to, and not as an alternative for, net income (loss) as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow, as it does not consider certain cash requirements such as tax payments.

We believe EBITDA is useful to investors in evaluating our operating performance and liquidity because it is widely used to measure a company’s operating performance without regard to items such as depreciation and amortization. Depreciation and amortization can vary depending upon accounting methods and the book value of assets. We believe EBITDA presents a meaningful measure of corporate performance exclusive of our capital structure and the method by which assets were acquired.

Our management uses EBITDA:

•	as a measurement of operating performance, because it assists us in comparing our performance on a consistent basis, as it removes depreciation, amortization, interest and taxes; and

•	in presentations to the members of our board of directors to enable our board to have the same measurement basis of operating performance as is used by management to compare our current operating results with corresponding prior periods and with the results of other companies in our industry.

The following table provides a reconciliation of net income (loss) to EBITDA:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Net income (loss)	$13,411	$10,250	$18,785	$4,393	$(5,667)
Other income, net	(4,472)	(2,306)	(724)	(427)	(327)
Income tax expense (benefit)	8,904	6,929	(8,196)	104	—
Depreciation and amortization	8,195	6,474	5,454	4,177	3,108

EBITDA	$26,038	$21,347	$15,319	$8,247	$(2,886)

(d)	Enrollment reflects the total number of learners registered in a course as of the last day of classes for such periods.

(e)	Working capital is calculated by subtracting total current liabilities from total current assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report.

Overview

Background

We are an exclusively online post-secondary education services company. Our wholly-owned subsidiary, Capella University, is a regionally accredited university that offers a variety of undergraduate and graduate degree programs primarily delivered to working adults. At December 31, 2006, we offered over 760 courses and 13 academic programs with 75 specializations at the graduate and undergraduate levels to approximately 18,000 learners.

We were founded in 1991, and in 1993, we established our wholly-owned university subsidiary, then named The Graduate School of America, to offer doctoral and master’s degrees through distance learning programs in management, education, human services and interdisciplinary studies. In 1995, we launched our online format for delivery of our doctoral and master’s degree programs over the Internet. In 1997, our university subsidiary received accreditation from the North Central Association of Colleges and Schools (later renamed The Higher Learning Commission of the North Central Association of Colleges and Schools). In 1998, we began the expansion of our original portfolio of academic programs by introducing doctoral and master’s degrees in psychology and a master of business administration degree. In 1999, to expand the reach of our brand in anticipation of moving into the bachelor’s degree market, we changed our name to Capella Education Company and the name of our university to Capella University. In 2000, we introduced our bachelor’s degree completion program in information technology, which provided instruction for the last two years of a four-year bachelor’s degree. In 2001, we introduced our bachelor’s degree completion program in business administration. In 2004, we introduced our four-year bachelor’s degree programs in business administration and information technology, as well as three master’s level specializations in education targeted at K-12 teachers. In 2005, we introduced two master’s level specializations in education targeted to higher education and K-12 teachers as well as a master’s in business administration specialization in accounting. In 2006, we introduced eight specializations including healthcare management, accounting and information assurance and security. Additionally, in November 2006, we completed an initial public offering of our common stock. We are planning to introduce three new programs and seven new specializations in the first quarter of 2007.

Regulation

The Company performs periodic reviews of its compliance with the various applicable regulatory requirements. The Company has not been notified by any of the various regulatory agencies of any significant noncompliance matters that would adversely impact its ability to participate in Title IV programs, however, the Office of Inspector General (the OIG) of the Department of Education has informed the Company that it is conducting a compliance audit of the University. The OIG is responsible for, among other things, promoting the effectiveness and integrity of the Department of Education’s programs and operations. The audit commenced on April 10, 2006 and since then the Company has been periodically providing the OIG with information, responding to follow up inquiries and facilitating site visits and access to the Company’s records. The OIG completed its field work in January 2007 and the Company expects to receive a draft report sometime in 2007. Based on the field auditors’ preliminary audit exceptions, which is a preliminary list of issues regarding Capella University’s compliance with Title IV rules and requirements, and our verbal communications with the OIG audit staff, the Company believes that the most significant potential financial exposure from the audit pertains to repayments to the Department of Education that could be required if the OIG concludes that the Company did not properly calculate the amount of Title IV funds required to be returned for learners that withdrew from Capella University without providing an official notification of such withdrawal and without engaging in academic activity prior to such withdrawal. If it is determined that we improperly withheld any portion of these funds, we would be required to return the improperly withheld funds. For the three year audit period, and for the 2005-2006 aid year, we estimate that the total amount of Title IV funds not returned for learners who withdrew without providing official notification was less than $1.0 million, including interest, but not including fines and penalties.

Our key financial results metrics

Revenues.  Revenues consist principally of tuition, application and graduation fees, and commissions we earn from bookstore and publication sales. Factors affecting our revenues include: (i) the number of enrollments; (ii) the number of courses per learner; (iii) our degree and program mix; (iv) the number of programs and specializations we offer; and (v) annual tuition adjustments.

Enrollments for a particular time period are defined as the number of learners registered in a course on the last day of classes within that period. We offer monthly start options for newly enrolled learners. Learners who start their program in the second or third month of a quarter transition to a quarterly schedule beginning in their second quarter. Enrollments are a function of the number of continuing learners at the beginning of each period and new enrollments during the period, which are offset by graduations, withdrawals and inactive learners during the period. Inactive learners for a particular period include learners who are not registered in a class and, therefore, are not generating revenues for that period, but who have not withdrawn from Capella University. We believe that our enrollments are influenced by the attractiveness of our program offerings and learning experience, the effectiveness of our marketing and recruiting efforts, the quality of our instructors, the number of programs and specializations we offer, the availability of federal and other funding, the length of our educational programs, the seasonality of our enrollments and general economic conditions.

The following is a summary of our learners as of the last day of classes for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004

Doctoral	7,473	6,471	5,611
Master’s	7,685	5,640	4,543
Bachelor’s	2,729	2,380	1,859
Other	89	122	239

Total	17,976	14,613	12,252

Tuition and Fees.  Our tuition rates vary by type and length of program and by degree level, such as doctoral, master’s or bachelor’s. For all master’s and bachelor’s programs and for selected doctoral programs, tuition is determined by the number of courses taken by each learner. For the 2005-2006 academic year (the academic year that began in July 2005), prices per course generally ranged from $1,400 to $1,950. The price of the course will vary based upon the number of credit hours, the degree level of the program and the discipline. For the 2005-2006 academic year, the majority of doctoral programs were priced at a fixed quarterly amount of $3,975 per learner, regardless of the number of courses in which the learner was registered. In January 2006, we adjusted our fixed quarterly tuition rate for doctoral learners in their comprehensive exam or dissertation to $3,200. In addition, if a learner in a doctoral program with fixed quarterly tuition had paid for 16 quarters, completed all coursework except for their comprehensive exam or dissertation and met all colloquia requirements, the tuition rate was reduced to $500 per quarter. Based on prices from the 2005-2006 academic year, we estimate that full tuition was in the mid $50,000 range for a four-year bachelor’s program, ranged from approximately $17,000 to $28,000 for a master’s program, and ranged from approximately $31,000 to $62,000 for a doctoral program. These amounts and ranges assume no reductions for transfer credits. Many of our learners reduce their total program costs at Capella University by transferring credits earned at other institutions. “Other” in the table above refers primarily to certificate-seeking learners. Certificate programs generally consist of four courses, and the price of a course depends on the number of credit hours, the degree level of the program and the discipline. For the 2005-2006 academic year, prices per course in certificate programs generally ranged from $1,400 to $1,925.

Capella University implemented a tuition increase in 10 of our 13 programs generally ranging from 2% to 6% for the 2006-2007 academic year (the academic year that began in July 2006). The price increase resulted in prices per course generally ranging from $1,460 to $1,995 for masters, bachelors and certificate programs. The majority of doctoral programs were priced at a fixed quarterly amount of $4,050 per learner, regardless of the number of courses in which the learner was registered. The fixed quarterly tuition for doctoral learners in their comprehensive exam or dissertation increased to $3,240. The reduced tuition rate for doctoral learners who have paid for 16 quarters, completed all coursework except for their comprehensive exam or dissertation and met all colloquia requirements increased from $500 to $810 per quarter. Based on prices from the 2006-2007 academic year, we estimate that full tuition is in the low $50,000 range for a four-year bachelor’s program, from approximately $18,000 to $29,000 for a master’s program, and from approximately $33,000 to $60,000 for a doctoral program. The high end of the range for the doctoral program has decreased slightly from the prior year due to the implementation of a discount program for learners in the Psychology program who take more than one course per quarter. These amounts and ranges assume no reductions for transfer credits. Many of our learners reduce their total program costs at Capella University by transferring credits earned at other institutions.

A large portion of our learners rely on funds received under various government-sponsored student financial aid programs, predominantly Title IV programs, to pay a substantial portion of their tuition and other education-related expenses. In the years ended December 31, 2006, 2005 and 2004 approximately 71%, 67% and 64%, respectively, of our revenues (calculated on a cash basis) were attributable to funds derived from Title IV programs. In addition to Title IV funding, our learners receive financial aid from other governmental sources or finance their education through private financing institutions or with their own funds.

Costs and expenses.  We categorize our costs and expenses as (i) instructional costs and services expenses, (ii) selling and promotional expenses and (iii) general and administrative expenses.

Instructional costs and services expenses are items of expense directly attributable to the educational services we provide our learners. This expense category includes salaries and benefits of full-time faculty, administrators and academic advisors, and costs associated with adjunct faculty. Instructional pay for adjunct faculty varies across programs and is primarily dependent on the number of learners taught. Instructional costs and services expenses also include costs of educational supplies, costs associated with academic records and other university services, and an allocation of facility, admissions and human resources costs, stock-based compensation expense, depreciation and amortization and information technology costs that are attributable to providing educational services to our learners.

Selling and promotional expenses include salaries and benefits of personnel engaged in recruitment and promotion, as well as costs associated with advertising and the production of marketing materials related to new enrollments and current learners. Our selling and promotional expenses are generally affected by the cost of advertising media, the efficiency of our selling efforts, salaries and benefits for our sales personnel, and the number of advertising initiatives for new and existing academic programs. Selling and promotional expenses also include an allocation of facility, admissions and human resources costs, stock-based compensation expense, depreciation and amortization and information technology costs that are attributable to selling and promotional efforts.

General and administrative expenses include salaries and benefits of employees engaged in corporate management, finance, compliance and other corporate functions, together with an allocation of facility and human resources costs, stock-based compensation expense, depreciation and amortization and information technology costs attributable to such functions. General and administrative expenses also include bad debt expense and any charges associated with asset impairments.

Other income, net.  Other income, net consists primarily of interest income earned on cash, cash equivalents and short-term marketable securities, net of any interest expense for capital leases and notes payable.

Factors affecting comparability

We set forth below selected factors that we believe have had, or are expected to have, a significant effect on the comparability of recent or future results of operations:

Stock option expense.  On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), Share-based Payment (FAS 123(R)), which requires the measurement and recognition of compensation expense for stock-based payment awards made to employees and directors, including employee stock options. FAS 123(R) eliminates the ability to account for stock-based compensation transactions using the footnote disclosure-only provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and instead requires that such transactions be recognized and reflected in our financial statements using a fair-value-based method. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107), relating to FAS 123(R). We have applied the provisions of SAB 107 in our adoption of FAS 123(R).

We have adopted FAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006. Our financial statements for the year ended December 31, 2006 reflect the impact of FAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for the years ended December 31, 2005 and 2004 have not been restated to reflect, and do not include, the impact of FAS 123(R).

As a result of adopting FAS 123(R) on January 1, 2006, our income before income taxes and net income for the year ended December 31, 2006 are $4.2 million and $3.1 million lower, respectively, than if we had continued to account for stock-based compensation under APB 25. Basic and diluted net income per share for the year ended December 31, 2006 were $0.26 and $0.25 lower, respectively, than if we had continued to account for stock-based compensation under APB 25.

The table below reflects our stock-based compensation expense recognized in the consolidated statements of income for the year ended December 31, 2006 (in thousands):

Instructional costs and services	$748
Selling and promotional	357
General and administrative	3,074

Stock-based compensation expense included in operating income	4,179
Tax benefit	1,075

Stock-based compensation expense, net of tax	$3,104

Prior to the adoption of FAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our consolidated statement of cash flows. FAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those stock options (excess tax benefits) to be classified as financing cash flows. The $0.08 million excess tax benefit classified as a financing cash inflow for the year ended December 31, 2006 would have been classified as an operating cash inflow if we had not adopted FAS 123(R).

Income tax benefits resulting from reversal of valuation allowance.  In the period from our inception through 2002, we incurred significant operating losses that resulted in a net operating loss carryforward for tax purposes and net deferred tax assets. Until 2004, we provided a 100% valuation allowance for all net deferred tax assets. Due to achieving three years of cumulative taxable income in 2004 and because we expected to be profitable in future years, we concluded that it was more likely than not that substantially all of our net deferred tax assets would be realized. As a result, in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109), all of the valuation allowance applied to net deferred tax assets was reversed during the year ended December 31, 2004. Reversal of the valuation allowance resulted in a non-recurring non-cash income tax benefit totaling $12.9 million, which accounted for 68% of our net income of $18.8 million in the year ended December 31, 2004.

Critical Accounting Policies and Use of Estimates

The discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, contingencies, stock-based compensation expense and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.

We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition.  Tuition revenue represented approximately 98.5% of our revenues recognized for each of the years ended December 31, 2006, 2005 and 2004. Course tuition revenue is deferred and recognized as revenue ratably over the period of instruction, which is generally from one and a half to three months. Colloquia tuition revenue is recognized over the length of the colloquia, which ranges from two days to two weeks. Deferred revenue in any period represents the excess of tuition and fees received as compared to tuition and fees recognized in revenue on the consolidated statement of operations and is reflected as a current liability on our consolidated balance sheet.

Allowance for doubtful accounts.  We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our learners to make required payments. We determine the allowance for doubtful accounts amount based on an analysis of the accounts receivable detail and historical write-off experience.

In establishing our credit practices, we seek to strike an appropriate balance between prudent learner credit policies and learner retention. Accordingly, we periodically review and alter learner credit policies to achieve that objective by restricting or expanding the availability of credit we extend. Changes to credit practices may impact enrollments, revenues, accounts receivables, our allowance for doubtful accounts and bad debt expense. If changes in credit practices result in higher receivable balances, if the financial condition of our learners deteriorates resulting in an impairment of their ability to pay, or if we underestimate the allowances required, additions to our allowance for doubtful accounts may be necessary, which will result in increased general and administrative expenses in the period such determination is made.

Impairment of long-lived assets.  We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We measure the recoverability of an asset by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. If we determine that an asset’s carrying value is impaired, we will record a write-down of the carrying value of the identified asset and charge the impairment as an operating expense in the period in which the determination is made. During the years ended December 31, 2006, 2005 and 2004, we recorded impairment charges of $0.06 million, $0.2 million and $1.0 million, respectively. The impairment charge recorded in 2004 consisted primarily of the write-off of previously capitalized software development costs for software projects that were abandoned due to our decision to implement an enterprise resource planning system. Capitalized software costs represent our long-lived assets that are most subject to the risk of impairment from changes in our business strategy and ongoing technological developments. As of December 31, 2006, we had recorded capitalized software costs with a net book value totaling $17.0 million. Our impairment loss calculation is subject to uncertainties because management must use judgment to forecast estimated future cash flows and fair values and to determine the useful lives of the assets. If actual results are not consistent with our assumptions and estimates regarding these factors, we may be exposed to losses that could be material. Changes in strategy or market conditions, or significant technological developments, could significantly impact these judgments and require adjustments to recorded asset balances.

Contingencies.  We accrue for costs associated with contingencies including, but not limited to, regulatory compliance and legal matters when such costs are probable and reasonably estimable. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved. We base these accruals on management’s estimate of such costs, which may vary from the ultimate cost and expenses associated with any such contingency.

Stock-based compensation.  On January 1, 2006, we adopted FAS 123(R), which requires the measurement and recognition of compensation expense for stock-based payment awards made to employees and directors, including employee stock options. FAS 123(R) eliminates the ability to account for stock-based compensation transactions using the footnote disclosure-only provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and instead requires that such transactions be recognized and reflected in our financial statements using a fair-value-based method. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107), relating to FAS 123(R). We have applied the provisions of SAB 107 in our adoption of FAS 123(R).

We adopted FAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006. Our financial statements as of and for the year ended December 31, 2006 reflect the impact of FAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for the years ended December 31, 2005 and 2004 have not been restated to reflect, and do not include, the impact of FAS 123(R).

Prior to the adoption of FAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in our consolidated statement of income because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. We recognized stock-based compensation of $0.2 million in 2005, related to a modification of the terms of specific stock options.

Because no market for our common stock existed prior to our initial public offering, our board of directors determined the fair value of our common stock based upon several factors, particularly recent sales of our stock to and by investors and our annual independent valuation of our common stock prepared for purposes of valuing our contributions to our Employee Stock Ownership Plan (ESOP).

Under FAS 123(R), the amount of compensation expense will vary depending on numerous factors, including the number and vesting period of option grants, the expected life of the grants, the publicly traded stock price of the security underlying the options, the volatility of the stock price and the estimated forfeiture rate. Of the 2.2 million shares subject to outstanding stock options as of December 31, 2006, 2.0 million related to service-based stock options which vest ratably over a specific period, usually four years. Compensation expense relating to these options is recognized ratably over the vesting period, resulting in the recognition of $2.6 million of compensation expense in 2006. Approximately 0.2 million of our outstanding stock options as of December 31, 2006 were performance-based stock options granted in 2006 in lieu of a portion of the cash bonus under our 2006 Annual Incentive Plan for Management Employees. On December 31, 2006, 74.5% of these options ultimately vested based on meeting certain performance thresholds related to planned revenue and income before income taxes, resulting in the recognition of $1.6 million of compensation expense in 2006.

At December 31, 2006, total compensation expense related to nonvested service-based stock options net yet recognized was $6.7 million, which is expected to be recognized over 32 months on a weighted-average basis.

In determining stock-based compensation expense, FAS 123(R) will continue to require significant management judgment and assumptions concerning such factors as term, volatility and forfeitures. For more information concerning our adoption of FAS 123(R) and its effects on our results of operations, see “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors affecting comparability- Stock Option Expense” of this report and Notes 2 and 12 to our consolidated financial statements included elsewhere in this report.

Accounting for income taxes.  We account for income taxes utilizing FAS 109, which prescribes the use of the asset and liability method to compute the differences between the tax bases of assets and liabilities and the related financial amounts, using currently enacted tax laws. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. Realization of the deferred tax assets, net of deferred tax liabilities, is principally dependent upon achievement of projected future taxable income offset by deferred tax liabilities. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets or other elements of the tax provision. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to examination by tax authorities in the ordinary course of business. We periodically assess the likelihood of adverse outcomes resulting from these examinations to determine the impact on our deferred taxes and income tax liabilities and the adequacy of our provision for income taxes. Changes in income tax legislation, statutory income tax rates, or future taxable income levels, among other things, could materially impact our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods.

Results of Operations

The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	Year Ended December 31,
	2006	2005	2004

Revenues	100.0%	100.0%	100.0%
Costs and expenses
Instructional costs and services	46.5	47.7	50.0
Selling and promotional	31.5	30.6	29.8
General and administrative	12.1	11.7	11.8

Total costs and expenses	90.1	90.0	91.6

Operating income	9.9	10.0	8.4
Other income, net	2.5	1.5	0.6

Income before income taxes	12.4	11.5	9.0
Income tax expense (benefit)	4.9	4.6	(7.0)

Net income	7.5%	6.9%	16.0%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues.  Our revenues for the year ended December 31, 2006, were $179.9 million, representing an increase of $30.7 million, or 20.5%, as compared to revenues of $149.2 million for the year ended December 31, 2005. Of this increase, 19.0 percentage points were due to increased enrollments and 4.6 percentage points were due to tuition increases, which was partially offset by a 2.3 percentage point decrease due to a larger proportion of master’s learners, who generated less revenue per learner than our doctoral learners. End-of-period enrollment increased 23.0% in 2006 compared to 2005. Tuition increases in 2005 generally ranged from 4% to 11% and were implemented during July 2005. Tuition increases in 2006 generally ranged from 2% to 6% and were implemented during July 2006.

Instructional costs and services expenses.  Our instructional costs and services expenses for the year ended December 31, 2006, were $83.6 million, representing an increase of $12.4 million, or 17.4%, as compared to instructional costs and services expenses of $71.2 million for the year ended December 31, 2005. This increase was primarily due to increases in instructional pay due to the increase in enrollments, an increase in depreciation expense and technology expense related to providing educational services, an increase in learner support services and stock-based compensation expense recorded in 2006 as a result of the adoption of FAS 123(R). Our instructional costs and services expenses as a percentage of revenues decreased by 1.2 percentage points to 46.5% for the year ended December 31, 2006, as compared to 47.7% for the year ended December 31, 2005. This improvement in 2006 was driven by improvements in our variable cost structure due to continuously working on process improvements, including more efficient course scheduling and use of faculty and improved fixed cost leverage with respect to our university administration expenses and facilities expenses.

Selling and promotional expenses.  Our selling and promotional expenses for the year ended December 31, 2006, were $56.6 million, representing an increase of $11.0 million, or 24.2%, as compared to selling and promotional expenses of $45.6 million for the year ended December 31, 2005. This increase was primarily attributable to an increase in marketing and advertising expenses to attract more learners to our existing programs, an increase in brand awareness spending, an increase in online advertising spending and an increase in learner recruiting personnel. Our selling and promotional expenses as a percentage of revenues increased by 0.9 percentage points to 31.5% for the year ended December 31, 2006, from 30.6% for the year ended December 31, 2005, due to an increase in marketing and advertising expenses to attract more learners to our existing programs and an increase in brand differentiation spending.

General and administrative expenses.  Our general and administrative expenses for the year ended December 31, 2006, were $21.8 million, representing an increase of $4.3 million, or 24.4%, as compared to general and administrative expenses of $17.5 million for the year ended December 31, 2005. This increase was primarily attributable to $3.1 million in stock-based compensation expense recorded in 2006 as a result of the adoption of FAS 123(R), an increase in spending related to the enterprise resource planning system, and accruals related to certain contingencies. Our general and administrative expenses as a percentage of revenues increased by 0.4 percentage points to 12.1% for the year ended December 31, 2006, from 11.7% for the year ended December 31, 2005, due to the factors described above offset by improved fixed cost leverage with respect to our executive administrative and finance related expenses.

Other income, net.  Other income, net increased by $2.2 million, or 93.9%, to $4.5 million for the year ended December 31, 2006, from $2.3 million for the year ended December 31, 2005. The increase was principally due to higher interest rates and higher average cash and short-term marketable securities balances throughout 2006. We anticipate a reduction in other income, net in 2007 due to the use of tax-exempt investments, which typically earn lower interest rates.

Income tax expense (benefit).  We recognized tax expense for the year ended December 31, 2006 and 2005 of $8.9 million and $6.9 million, respectively, or at effective tax rates of 39.9% and 40.3%, respectively. The decrease in our effective tax rate from 2005 to 2006 was primarily due to a one-time tax benefit related to the dividend portion of the special distribution to our Employee Stock Ownership Plan (ESOP) from the proceeds of our initial public offering of common stock, which is deductible for tax purposes, and tax planning strategies. We anticipate a slight reduction in our effective tax rate in 2007 due to the use of tax-exempt investments.

Net income.  Net income was $13.4 million for the year ended December 31, 2006, compared to net income of $10.3 million for the year ended December 31, 2005, an increase of $3.2 million, because of the factors discussed above, including the effects of $3.1 million from stock-based compensation expense, net of tax, that was recognized in 2006.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenues.  Our revenues for the year ended December 31, 2005, were $149.2 million, representing an increase of $31.5 million, or 26.8%, as compared to revenues of $117.7 million for the year ended December 31, 2004. Of this increase, 17.8 percentage points were due to increased enrollments and 5.9 percentage points were due to tuition increases, which was partially offset by a 0.8 percentage point decrease due to a larger proportion of bachelor’s and master’s learners, who generated less revenue per learner than our doctoral learners. End-of-period enrollment increased 19.3% in 2005 compared to 2004. Tuition increases generally ranged from 3% to 7% and were implemented during July 2004.

Instructional costs and services expenses.  Our instructional costs and services expenses for the year ended December 31, 2005, were $71.2 million, representing an increase of $12.3 million, or 21.1%, as compared to instructional costs and services expenses of $58.9 million for the year ended December 31, 2004. This increase was primarily due to increases in instructional pay due to the increase in enrollments. Our instructional costs and services expenses as a percentage of revenues decreased by 2.3 percentage points to 47.7% for the year ended December 31, 2005, as compared to 50.0% for the year ended December 31, 2004. This improvement in 2005 was driven by higher tuition increases than faculty pay rate increases, and our information technology-related projects that resulted in a higher mix of costs that were capitalized versus costs that were expensed due to the nature of the projects.

Selling and promotional expenses.  Our selling and promotional expenses for the year ended December 31, 2005, were $45.6 million, representing an increase of $10.5 million, or 30.0%, as compared to selling and promotional expenses of $35.1 million for the year ended December 31, 2004. This increase was primarily attributable to an increase in recruitment personnel, an increase in marketing and advertising expenses to attract more learners to our existing programs, and an increase in the cost of online advertising. Our selling and promotional expenses as a percentage of revenues increased by 0.8 percentage points to 30.6% for the year ended December 31, 2005, from 29.8% for the year ended December 31, 2004, as a result of the factors described above.

General and administrative expenses.  Our general and administrative expenses for the year ended December 31, 2005, were $17.5 million, representing an increase of $3.6 million, or 26.0%, as compared to general and administrative expenses of $13.9 million for the year ended December 31, 2004. This increase was primarily attributable to an increase in administrative costs resulting from investments to further develop our corporate infrastructure through the implementation of an enterprise resource planning system and an increase in our personnel in preparation of becoming a public company. General and administrative expenses as a percentage of revenues remained relatively flat at 11.7% for the years ended December 31, 2005 and 2004.

Other income, net.  Other income, net increased by $1.6 million, or greater than 100%, to $2.3 million for the year ended December 31, 2005, from $0.7 million for the year ended December 31, 2004. The increase was principally due to higher interest rates and higher average cash and short-term marketable securities balances throughout 2005.

Income tax expense (benefit).  We recognized tax expense for the year ended December 31, 2005 of $6.9 million, or at an effective tax rate of approximately 40.3%. We recognized a net tax benefit for the year ended December 31, 2004, of $8.2 million. The tax benefit recorded in 2004 included a non-recurring, non-cash tax benefit for the complete reversal of our valuation allowance on our net deferred tax assets of $12.9 million, offset by tax expense of $4.3 million on 2004 pretax earnings and $0.4 million relating to a change in our estimate of the income tax rates applied to our net deferred tax assets.

Net income.  Net income was $10.3 million for the year ended December 31, 2005, compared to net income of $18.8 million for the year ended December 31, 2004, a decrease of $8.5 million, because of the factors discussed above.

Quarterly Results and Seasonality

The following tables set forth certain unaudited financial and operating data in each quarter during the years ended December 31, 2006 and 2005. The unaudited information reflects all adjustments, which include only normal and recurring adjustments, necessary to present fairly the information shown.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except for per share and enrollment data)

2006
Revenues	$41,858	$43,518	$43,902	$50,603
Operating income	1,884	4,203	4,063	7,693
Net income	1,642	3,055	3,041	5,673
Net income per common share:
Basic	$0.14	$0.26	$0.26	$0.40
Diluted	$0.14	$0.25	$0.25	$0.39
Enrollment	15,792	16,078	16,374	17,976
2005
Revenues	$34,610	$35,408	$37,303	$41,919
Operating income	4,145	3,523	2,925	4,280
Net income	2,705	2,356	2,204	2,985
Net income per common share:
Basic	$0.24	$0.21	$0.19	$0.26
Diluted	$0.23	$0.20	$0.18	$0.25
Enrollment	12,955	13,208	13,308	14,613

Our revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in enrollment. Learner population varies as a result of new enrollments, graduations and learner attrition. While the number of enrollments has grown in each sequential quarter over these periods, the sequential quarterly increase in enrollments has been the greatest in the fourth quarter of each respective year, which corresponds with a traditional Fall school start. The larger relative increases in enrollments in the fourth quarter have resulted in larger sequential increases in revenue during the fourth quarter than in other quarters. A significant portion of our general and administrative expenses does not vary proportionately with fluctuations in revenues, resulting in larger relative increases in operating income in the fourth quarter relative to increases between other quarters. In addition, we typically implement tuition increases at the beginning of an academic year, which coincides with the start of the third quarter of each fiscal year. We expect quarterly fluctuations in operating results to continue as a result of these seasonal patterns.

In addition to our recurring seasonal patterns described above, our quarterly revenue may be impacted by the timing of our colloquia tuition revenue resulting from week-long gatherings of our doctoral learners for in-depth, face-to-face instruction. We typically have five to eight colloquia per year. For example, our revenues for the first quarter of 2006 were slightly lower than our revenues for the fourth quarter of 2005, partially due to a decrease of approximately $0.7 million in colloquia tuition revenue. Our quarterly operating results may fluctuate in the future based on the timing and number of our colloquia.

On January 1, 2006, we adopted FAS 123(R), which requires the measurement and recognition of compensation expense for stock-based payment awards made to employees and directors, including employee stock options. FAS 123(R)eliminates the ability to account for stock-based compensation transactions using the footnote disclosure-only provisions of APB 25, and instead requires that such transactions be recognized and reflected in our financial statements using a fair-value method. As a result of adopting FAS 123(R) on January 1, 2006, our income before income taxes and net income for the year ended December 31, 2006 were $4.2 million and $3.1 million lower, respectively, than if we had continued to account for stock-based compensation under APB 25. Basic and diluted earnings per share for the year ended December 31, 2006 are

$0.26 and $0.25 lower, respectively, than if we had continued to account for stock-based compensation under APB 25.

Under FAS 123(R), the amount of compensation expense will vary depending on numerous factors, including the number and vesting period of option grants, the expected life of the grants, the publicly traded stock price of the security underlying the options, the volatility of the stock price, and the estimated forfeiture rate.

Liquidity and Capital Resources

Liquidity

We financed our operating activities and capital expenditures during the years ended December 31, 2006, 2005 and 2004, primarily through cash provided by operating activities. Our cash, cash equivalents and short-term marketable securities were $87.7 million, $72.1 million and $50.0 million at December 31, 2006, 2005 and 2004, respectively.

In August 2004, we entered into an unsecured $10.0 million line of credit with Wells Fargo Bank. The line of credit has an expiration date of June 30, 2007. There have been no borrowings to date under this line of credit, therefore $10.0 million is available. Any borrowings would bear interest at a rate of either LIBOR plus 2.5% or the bank’s prime rate, at our discretion on the borrowing date.

A significant portion of our revenues are derived from Title IV programs. Federal regulations dictate the timing of disbursements under Title IV programs. Learners must apply for new loans and grants each academic year, which starts July 1. Loan funds are generally provided by lenders in multiple disbursements for each academic year. The disbursements are usually received by the start of the second week of the term. These factors, together with the timing of our learners beginning their programs, affect our operating cash flow.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash, cash equivalents and short-term marketable securities, will provide adequate funds for ongoing operations and planned capital expenditures for the foreseeable future.

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2006, was $28.9 million, which is consistent with cash provided by operating activities for the year ended December 31, 2005. There was a $4.9 million decrease in 2006 related to various working capital items and decrease of $3.3 million related to a change in net deferred tax assets. These factors were offset by an increase of $3.2 million in net income and $4.2 million of non-cash stock-based compensation expense as a result of the adoption of FAS 123(R) for the year ended December 31, 2006 as compared to the year ended December 31, 2005.

Net cash provided by operating activities during the year ended December 31, 2005, was $28.9 million, an increase of $12.9 million, or 80.3%, from $16.0 million during the year ended December 31, 2004. The increase was primarily due to a $2.2 million increase in non-cash related expenses for the provision for bad debt, depreciation and amortization and equity related expense and a decrease of $14.6 million in deferred income taxes, offset by a decrease in net income by $8.5 million primarily related to the result of the non-cash reversal of the valuation allowance in 2004.

Investing Activities

Our cash used in investing activities is primarily related to the purchase of property and equipment and investment in short-term marketable securities. Net cash used in investing activities was $22.0 million, $22.6 million and $12.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. Investment in short-term marketable securities consists of purchases and sales of auction rate, asset-backed, U.S. agency and corporate debt securities, repurchase agreements and money market funds.

Net purchases of these securities were $6.6 million, $13.5 million and $4.7 million during the years ended December 31, 2006, 2005 and 2004, respectively. Capital expenditures were $15.4 million, $9.1 million and

$7.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in 2006 was due to the investments in integrating most of our business systems with an enterprise resource planning system. The increase in 2005 was due to the investment in integrating most of our business systems with an enterprise resource planning system, the expansion of our existing corporate facilities and classroom technology and other systems and equipment that support our program offerings.

We lease all of our facilities. We expect to make future payments on existing leases from cash generated from operations.

Financing Activities

Net cash provided by financing activities was $1.6 million, $2.2 million and $0.3 million, for the years ended December 31, 2006, 2005 and 2004, respectively. Financing activities during 2006 were primarily related to net cash proceeds from our initial public offering, after deducting underwriter commission and offering expenses, of $76.5 million and net proceeds of $0.4 million from stock option exercises. Net proceeds from the initial public offering were largely offset by the special distribution paid in November 2006 of $72.6 million and $2.7 million of payments on two notes payable.

The financing activities during 2005 and 2004 were primarily related to stock option exercises and warrants exercised in 2005. We received proceeds from the exercise of stock options of $0.3 million and $0.9 million in 2005 and 2004, respectively. We received proceeds from the exercise of warrants of $3.0 million in 2005. In 2005, the proceeds from stock option exercises and warrants were partially offset by the payments on capital lease obligations and notes payable of $1.3 million.

Contractual Obligations

The following table sets forth, as of December 31, 2006, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Capital leases	$12	$5	$7	$—	$—
Operating leases(a)	9,745	2,773	6,972	—	—

Total contractual obligations	$9,757	$2,778	$6,979	$—	$—

(a)	Minimum lease commitments for our headquarters and miscellaneous office equipment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2006, 2005 or 2004. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that the adoption of FIN 48 will have on our financial condition and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We have no derivative financial instruments or derivative commodity instruments. We believe the risk related to marketable securities is limited due to the adherence to our investment policy that requires marketable securities to have a minimum Standard & Poor’s rating of A minus (or equivalent). All of our marketable securities as of December 31, 2006, 2005 and 2004, consisted of cash equivalents and marketable securities rated A minus or higher.

Interest Rate Risk

We manage interest rate risk by investing excess funds in cash equivalents and marketable securities bearing variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At December 31, 2006, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

Item 8.	Financial Statements and Supplementary Data

CAPELLA EDUCATION COMPANY

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Capella Education Company

We have audited the accompanying consolidated balance sheets of Capella Education Company (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capella Education Company at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 — Summary of Significant Accounting Policies, to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” using the modified prospective method.

/s/  ERNST & YOUNG LLP

Minneapolis, Minnesota
February 13, 2007

CAPELLA EDUCATION COMPANY

Consolidated Balance Sheets

	As of December 31,
	2006	2005
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$22,491	$13,972
Short-term marketable securities	65,170	58,161
Accounts receivable, net of allowance of $1,119 in 2006 and $1,299 in 2005	7,401	7,720
Prepaid expenses and other current assets	3,703	4,758
Deferred income taxes	1,800	1,243

Total current assets	100,565	85,854
Property and equipment, net	28,749	19,559
Deferred income taxes	—	1,149

Total assets	$129,314	$106,562

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,113	$4,222
Accrued liabilities	18,598	17,223
Income taxes payable	214	—
Deferred revenue	7,488	8,044
Notes payable and current portion of capital lease obligations	5	2,647

Total current liabilities	31,418	32,136
Deferred rent	1,813	2,366
Capital lease obligations	7	—
Deferred income taxes	2,331	—

Total liabilities	35,569	34,502
Redeemable preferred stock:
Class E Redeemable Convertible Preferred Stock, $0.01 par value:
Authorized shares — 2,596
Issued and outstanding shares — 0 in 2006 and 2,596 in 2005	—	34,985
Class G Redeemable Convertible Preferred Stock, $0.01 par value:
Authorized shares — 2,185
Issued and outstanding shares — 0 in 2006 and 2,185 in 2005	—	22,661

Total redeemable preferred stock	—	57,646
Shareholders’ equity:
Class A Convertible Preferred Stock, $1.00 par value:
Authorized shares — 3,000
Issued and outstanding shares — 0 in 2006 and 2,810 in 2005	—	2,810
Class B Convertible Preferred Stock, $2.50 par value:
Authorized shares — 1,180
Issued and outstanding shares — 0 in 2006 and 460 in 2005	—	1,150
Class D Convertible Preferred Stock, $4.50 par value:
Authorized shares — 1,022
Issued and outstanding shares — 0 in 2006 and 1,022 in 2005	—	4,600
Common stock, $0.01 par value:
Authorized shares — 100,000
Issued and outstanding shares — 16,002 in 2006 and 2,431 in 2005	160	24
Additional paid-in capital	156,513	9,527
Accumulated other comprehensive income (loss)	(7)	(8)
Retained earnings (accumulated deficit)	(62,921)	(3,689)

Total shareholders’ equity	93,745	14,414

Total liabilities, redeemable preferred stock and shareholders’ equity	$129,314	$106,562

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Income

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)

Revenues	$179,881	$149,240	$117,689
Costs and expenses:
Instructional costs and services	83,627	71,243	58,850
Selling and promotional	56,646	45,623	35,089
General and administrative	21,765	17,501	13,885

Total costs and expenses	162,038	134,367	107,824

Operating income	17,843	14,873	9,865
Other income, net	4,472	2,306	724

Income before income taxes	22,315	17,179	10,589
Income tax expense (benefit)	8,904	6,929	(8,196)

Net income	$13,411	$10,250	$18,785

Net income per common share:
Basic	$1.09	$0.89	$1.68

Diluted	$1.06	$0.86	$1.62

Weighted average number of common shares outstanding:
Basic	12,271	11,476	11,189

Diluted	12,629	11,975	11,599

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statement of Shareholders’ Equity (Deficit)

	Class A		Class B		Class D						Accumulated	Retained
	Convertible		Convertible		Convertible				Additional		Other	Earnings/
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Deferred	Comprehensive	(Accumulated		Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit)	Total	Income
	(In thousands)

Balance at December 31, 2003	2,810	$2,810	460	$1,150	1,022	$4,600	1,826	$18	$3,734	$(4)	$—	$(32,724)	$(20,416)
Exercise of stock options	—	—	—	—	—	—	205	2	856	—	—	—	858
Income tax benefits associated with stock-based compensation	—	—	—	—	—	—	—	—	150	—	—	—	150
Issuance of common stock to the Employee Stock Ownership Plan	—	—	—	—	—	—	47	—	641	—	—	—	641
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	4	—	—	4
Employee Stock Ownership Plan distribution	—	—	—	—	—	—	(4)	—	(27)	—	—	—	(27)
Net income	—	—	—	—	—	—	—	—	—	—	—	18,785	18,785	$18,785

Balance at December 31, 2004	2,810	2,810	460	1,150	1,022	4,600	2,074	20	5,354	—	—	(13,939)	(5)	$18,785

Exercise of stock options	—	—	—	—	—	—	52	1	277	—	—	—	278
Exercise of stock warrants	—	—	—	—	—	—	271	3	3,036	—	—	—	3,039
Issuance of common stock to the Employee Stock Ownership Plan	—	—	—	—	—	—	46	—	928	—	—	—	928
Employee Stock Ownership Plan distribution	—	—	—	—	—	—	(12)	—	(280)	—	—	—	(280)
Issuance of restricted stock	—	—	—	—	—	—	3	—	50	(50)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	19	—	—	19
Cancellation of restricted stock	—	—	—	—	—	—	(3)	—	(50)	31	—	—	(19)
Stock-based compensation		—	—	—	—	—	—	—	202	—	—	—	202
Income tax benefits associated with stock-based compensation	—	—	—	—	—	—	—	—	10	—	—	—	10
Net income	—	—	—	—	—	—	—	—	—	—	—	10,250	10,250	$10,250
Unrealized loss on marketable securities		—	—	—	—	—	—	—	—	—	(8)	—	(8)	(8)

Balance at December 31, 2005	2,810	2,810	460	1,150	1,022	4,600	2,431	24	9,527	—	(8)	(3,689)	14,414	$10,242

Exercise of stock options	—	—	—	—	—	—	99	1	797	—	—	—	798
Repurchase of stock options	—	—	—	—	—	—	—	—	(412)	—	—	—	(412)
Stock-based compensation	—	—	—	—	—	—	—	—	4,179	—	—	—	4,179
Income tax benefits associated with stock-based compensation	—	—	—	—	—	—	—	—	166	—	—	—	166
Employee Stock Ownership Plan contribution	—	—	—	—	—	—	62	1	1,240	—	—	—	1,241
Employee Stock Ownership Plan distribution	—	—	—	—	—	—	—	—	(6)	—	—	—	(6)
Issuance of common stock, net of underwriters’ commissions and offering costs	—	—	—	—	—	—	4,232	42	74,908	—	—	—	74,950
Conversion of convertible preferred stock	(2,810)	(2,810)	(460)	(1,150)	(1,022)	(4,600)	4,292	43	8,517	—	—	—	—
Conversion of redeemable convertible preferred stock	—	—	—	—	—	—	4,886	49	57,597	—	—	—	57,646
Payment of special distribution	—	—	—	—	—	—	—	—	—	—	—	(72,643)	(72,643)
Net Income	—	—	—	—	—	—	—	—	—	—	—	13,411	13,411	$13,411
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	1	—	1	1

Balance at December 31, 2006	—	$—	—	$—	—	$—	16,002	$160	$156,513	$—	$(7)	$(62,921)	$93,745	$13,412

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Operating activities
Net income	$13,411	$10,250	$18,785
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	2,855	2,263	1,376
Depreciation and amortization	8,195	6,474	5,454
Amortization of investment discount/premium	(366)	(158)	—
Gain on disposal of assets	—	(35)	—
Asset impairment	63	156	1,020
Stock-based compensation	4,179	—	—
Noncash equity-related expense	169	1,381	1,135
Excess tax benefits from stock-based compensation	(79)	—	—
Deferred income taxes	2,926	6,203	(8,445)
Changes in operating assets and liabilities:
Accounts receivable	(2,536)	(4,106)	(4,278)
Prepaid expenses and other assets	(627)	(409)	(1,905)
Accounts payable and accrued liabilities	1,274	3,329	268
Income taxes payable	546	(292)	140
Deferred rent	(553)	2,366	—
Deferred revenue	(556)	1,518	2,499

Net cash provided by operating activities	28,901	28,940	16,049
Investing activities
Capital expenditures	(15,354)	(9,079)	(7,541)
Purchases of marketable securities	(181,980)	(59,879)	(39,700)
Sales of marketable securities	175,340	46,360	35,050

Net cash used in investing activities	(21,994)	(22,598)	(12,191)
Financing activities
Payments of capital lease obligations and notes payable	(2,666)	(1,278)	(629)
Change in restricted cash	—	391	80
Excess tax benefits from stock-based compensation	79	—	—
Net proceeds from exercise and repurchase of stock options	386	278	858
Proceeds from exercise of warrants	—	3,039	—
Employee Stock Ownership Plan distributions	(6)	(280)	(27)
Net proceeds from issuance of common stock	76,462	—	—
Payment of special distribution	(72,643)	—	—

Net cash provided by financing activities	1,612	2,150	282

Net increase in cash and cash equivalents	8,519	8,492	4,140
Cash and cash equivalents at beginning of year	13,972	5,480	1,340

Cash and cash equivalents at end of year	$22,491	$13,972	$5,480

Supplemental disclosures of cash flow information
Interest paid	$24	$23	$56

Income taxes paid	$5,433	$1,080	$109

Noncash transactions:
Purchase of equipment and increase in prepaid asset through proceeds from issuance of notes payable	$—	$3,595	$—

Purchase of equipment included in accounts payable and accrued liabilities	$2,078	$2,477	$1,445

Purchase of equipment through capital lease obligations	$16	$—	$—

Issuance of common stock to the Employee Stock Ownership Plan	$1,241	$928	$641

Reclassification of deferred initial public offering costs from prepaid expenses to equity	$1,512	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements
(In thousands, except per share data)

1.	Nature of Business

Capella Education Company (the Company) was incorporated on December 27, 1991. Through its wholly-owned subsidiary, Capella University (the University), the Company manages its business on the basis of one reportable segment. The University is an online post-secondary education services company that offers a variety of bachelor’s, master’s and doctoral degree programs primarily delivered to working adults. Capella University is accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools.

2.	Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company and the University, after elimination of all intercompany accounts and transactions.

Revenue Recognition

The Company’s revenues consist of tuition, application and graduation fees and commissions we earn from bookstore and publication sales. Tuition revenue is deferred and recognized as revenue ratably over the period of instruction. Colloquia tuition revenue is recognized over the length of the colloquia, which ranges from two days to two weeks. Application fee revenue is deferred and recognized ratably over the average expected term of a learner at the University. Learners are billed a graduation fee upon applying for graduation for services provided in connection with evaluating compliance with graduation requirements. Graduation fee revenue is deferred and recognized ratably over the expected application assessment period for learners not expected to attend commencement ceremonies or over the period prior to the next commencement ceremony to account for learners who attend the ceremony. Deferred revenue represents the excess of tuition and fee payments received as compared to tuition and fees earned and is reflected as a current liability in the accompanying consolidated financial statements. The Company also receives commissions from a third-party bookstore based on sales of textbooks and related school materials to the Company’s learners. Commission revenue is recognized as it is earned in conjunction with sales of textbooks and related materials to the Company’s learners.

Cash and Cash Equivalents

The Company considers all highly liquid marketable securities with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents are carried at market value.

Marketable Securities

The Company accounts for marketable securities in accordance with the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115). FAS 115 addresses the accounting and reporting for marketable fixed maturity and equity securities. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s marketable securities are classified as available-for-sale as of December 31, 2006 and 2005. Available-for-sale marketable securities are carried at fair value as determined by quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of shareholders’ equity. Unrealized losses considered to be other-than-temporary are recognized currently in earnings. The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest and dividend income and realized gains and losses are included in investment income. Included in marketable

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements — (Continued)

securities are certain auction rate and corporate debt securities that contain interest rate reset dates at regular intervals, allowing for the Company to liquidate the marketable securities within three months throughout the term of the contract. The Company classifies all marketable securities as current assets in accordance with Accounting Research Bulletin (ARB) No. 43, Restatement and Revision of Accounting Research Bulletins, because the assets are available to fund current operations.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its learners to make required payments. The Company determines its allowance for doubtful accounts amount based on an analysis of the accounts receivable detail and historical write-off experience. Bad debt expense is recorded as a general and administrative expense in the consolidated statement of income. The Company generally writes off accounts receivable balances deemed uncollectible prior to sending the accounts to collection agencies.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to credit risk, consist primarily of marketable securities and accounts receivable.

Management believes that the credit risk related to marketable securities is limited due to the adherence to an investment policy that requires marketable securities to have a minimum Standard & Poor’s rating of A minus (or equivalent). All of the Company’s marketable securities as of December 31, 2006 and 2005 consist of cash equivalents and investments rated A minus or higher, further limiting the Company’s credit risk related to marketable securities.

Management believes that the credit risk related to accounts receivable is limited due to the large number and diversity of learners that principally comprise the Company’s customer base. The Company’s credit risk with respect to these accounts receivable is mitigated through the participation of a majority of the learners in federally funded financial aid programs.

Approximately 71%, 67% and 64% of the Company’s revenues (calculated on a cash basis) were collected from funds distributed under Title IV Programs of the Higher Education Act (Title IV Programs) for the years ended December 31, 2006, 2005 and 2004, respectively. The financial aid and assistance programs are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels.

Extensive and complex regulations govern the financial assistance programs in which the Company’s learners participate. The Company’s administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of potential adverse actions, including a suspension, limitation, or termination proceeding, which could have a material adverse effect on the Company.

If the University were to lose its eligibility to participate in federal student financial aid programs, the learners at the University would lose access to funds derived from those programs and would have to seek alternative sources of funds to pay their tuition and fees. See Note 15 for further information on the regulatory environment in which the Company operates.

Property and Equipment

Property and equipment are stated at cost. Computer software is included in property and equipment and consists of purchased software, capitalized Web site development costs and internally developed software. Capitalized Web site development costs consist mainly of salaries and outside development fees directly

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements — (Continued)

related to Web sites and various databases. Web site content development is expensed as incurred. Internally developed software represents qualifying salary and consulting costs for time spent on developing internal use software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, as follows:

Computer equipment	2-3 years
Furniture and office equipment	5-7 years
Computer software	3-7 years

Leasehold improvements and assets recorded under capital leases are amortized over the related lease term or estimated useful life, whichever is shorter.

Income Taxes

The Company accounts for income taxes as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109). FAS 109 prescribes the use of the asset and liability method to compute the differences between the tax bases of assets and liabilities and the related financial amounts using currently enacted tax laws. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Contingencies

The Company accrues for costs associated with contingencies including, but not limited to, regulatory compliance and legal matters when such costs are probable and reasonably estimable. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved. The Company bases these accruals on management’s estimate of such costs, which may vary from the ultimate cost and expenses associated with any such contingency.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company recorded impairment charges of $63, $156 and $1,020 during 2006, 2005 and 2004, respectively.

The impairment charges primarily consist of the write-off of previously capitalized internal software development costs for software projects that were abandoned. These charges are recorded in general and administrative expenses in the consolidated statements of income.

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements — (Continued)

Advertising

The Company expenses advertising costs as incurred. Advertising costs for 2006, 2005 and 2004 were $30,307, $22,859 and $17,825, respectively.

Net Income Per Common Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period and, since our preferred stock participated in receipt of dividends equally to common stockholders, also reflects the dilutive effects of the outstanding shares of our preferred stock. Diluted net income per common share increases the shares used in the per share calculation by the dilutive effects of options and warrants.

The table below is a reconciliation of the numerator and denominator in the basic and diluted net income per common share calculation.

	Year Ended December 31,
	2006	2005	2004

Numerator:
Net income	$13,411	$10,250	$18,785
Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	12,271	11,476	11,189
Effect of dilutive stock options and warrants	358	499	410

Denominator for diluted net income per common share	12,629	11,975	11,599

Basic net income per common share	$1.09	$0.89	$1.68
Diluted net income per common share	$1.06	$0.86	$1.62

Options to purchase 728, 0 and 206 common shares, respectively, were outstanding but not included in the computation of diluted net income per common share in 2006, 2005 and 2004, respectively, because their effect would be antidilutive. The incremental shares included for the effect of dilutive stock options do not include assumed tax benefits related to non-qualified stock options until the fourth quarter of 2004, which is the first period the Company had not fully reserved for its net deferred tax assets with a valuation allowance.

Deferred Initial Public Offering Costs

The Company had deferred approximately $1,512 of costs that were directly attributable to its initial public offering of common stock as of December 31, 2005. Such costs were deferred as of December 31, 2005 since the registration process was expected to be completed in 2006. The deferred offering costs were included in prepaid expenses and other current assets in the consolidated balance sheet in 2005. Upon completion of the initial public offering in 2006, all deferred initial public offering costs were included in additional paid-in capital as a reduction to the initial public offering proceeds.

Comprehensive Income

Comprehensive income includes net income and all changes in the Company’s equity during a period from non-owner sources which consists exclusively of unrealized gains and losses on available-for-sale marketable securities.

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements — (Continued)

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-based Payment (FAS 123(R)), which requires the measurement and recognition of compensation expense for stock-based payment awards made to employees and directors, including employee stock options. FAS 123(R) eliminates the ability to account for stock-based compensation transactions using the footnote disclosure-only provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and instead requires that such transactions be recognized and reflected in the Company’s consolidated financial statements using a fair-value-based method. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107), relating to FAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of FAS 123(R).

The Company adopted FAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of FAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for the years ended December 31, 2005 and 2004 have not been restated to reflect, and do not include, the impact of FAS 123(R).

Prior to the adoption of FAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s consolidated statements of income because the exercise price of stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. The Company recognized stock-based compensation of $202 in 2005, related to a modification of the terms of specific stock options. See Note 12 for pro forma information had compensation expense been determined based on the fair value of options at grant dates computed in accordance with FAS 123.

As a result of adopting FAS 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the year ended December 31, 2006 are $4,179 and $3,104 lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. Basic and diluted earnings per share for the year ended December 31, 2006 are $0.26 and $0.25 lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25.

Prior to the adoption of FAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. FAS 123(R)requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $79 excess tax benefit classified as a financing cash inflow for the year ended December 31, 2006 would have been classified as an operating cash inflow if the company had not adopted FAS 123(R).

New Accounting Standards

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial condition and results of operations.

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements — (Continued)

3.	Marketable Securities

The following is a summary of available-for-sale securities:

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Auction rate	$35,100	$—	$—	$35,100
Corporate debt	29,282	6	(16)	29,272
U.S. Agency	799	—	(1)	798

Total	$65,181	$6	$(17)	$65,170

	December 31, 2005
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Auction rate	$44,775	$—	$—	$44,775
Corporate debt	8,550	2	(8)	8,544
U.S. Agency	4,851	—	(9)	4,842

Total	$58,176	$2	$(17)	$58,161

The unrealized gains and losses on the Company’s investments in U.S. agency and corporate debt were caused by interest rate changes. The cash flows of the agency instruments are guaranteed by an agency of the U.S. government while corporate securities are backed by the issuing company’s credit worthiness. It is expected that the securities would not be settled at a price less than the amortized cost of the Company’s marketable securities and, therefore, the Company does not consider those investments to be other-than-temporarily impaired as of December 31, 2006.

The remaining contractual maturities of the Company’s marketable securities are shown below:

	As of December 31,
	2006	2005

Due in one year or less	$13,575	$11,382
Due in one to five years	8,426	2,004
Due after ten years	43,169	44,775

	$65,170	$58,161

Included in marketable securities are certain auction rate and corporate debt securities that contain interest rate reset dates at regular intervals, allowing for the Company to liquidate the marketable securities within three months throughout the term of the contract. The Company classifies all marketable securities as current assets in accordance with Accounting Research Bulletin (ARB) No. 43, Restatement and Revision of Accounting Research Bulletins, because the assets are available to fund current operations.

Gross realized gains and losses resulting from the sale of available-for-sale securities were $6 and $5, respectively, in 2006. Gross realized gains and losses resulting from the sale of available-for-sale securities were zero in 2005 and 2004.

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements — (Continued)

4.	Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2006	2005

Computer software	$30,871	$18,469
Computer equipment	12,531	10,235
Furniture and office equipment	8,059	6,612
Leasehold improvements	1,975	1,318

	53,436	36,634
Less accumulated depreciation and amortization	(24,687)	(17,075)

Property and equipment, net	$28,749	$19,559

5.	Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31,
	2006	2005

Accrued instructional fees	$4,470	$3,189
Accrued compensation and benefits	3,618	4,510
Accrued vacation	1,047	1,386
Customer deposits	1,218	1,010
Other	8,245	7,128

	$18,598	$17,223

6.	Financing Arrangements

The Company entered into an unsecured $10,000 line of credit in August 2004 with Wells Fargo Bank. The line of credit has an expiration date of June 30, 2007. Any borrowings under the line of credit would bear interest at a rate of either LIBOR plus 2.5% or the Bank’s prime rate, at the Company’s discretion on the borrowing date. There have been no borrowings to date under the line of credit.

The Company entered into agreements in 2005 to borrow $3,595 to finance asset purchases related to its enterprise resource planning system. The notes were repaid in full in 2006.

7.	Operating and Capital Lease Obligations

The Company leases its office facilities and certain office equipment under various noncancelable lease arrangements, which have been accounted for as operating or capital leases, as appropriate.

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements — (Continued)

Future minimum lease commitments under the leases as of December 31, 2006, are as follows:

	Capital	Operating

2007	$5	$2,773
2008	5	2,803
2009	2	2,305
2010	—	1,864
2011	—	—

Total minimum payments	$12	$9,745

Less amount representing interest	—
Present value of net minimum payments	12
Less current portion	(5)

Long-term portion of capital lease obligations	$7

Assets under capital leases with a cost of $16 and $92 and accumulated depreciation of $4 and $85 at December 31, 2006 and 2005, respectively, are included in computer equipment, furniture and office equipment, and computer software (see Note 4). Amortization of the related lease assets is included with depreciation expense.

The Company recognizes rent expense on a straight-line basis over the term of the lease, although the lease may include escalation clauses that provide for lower rent payments at the start of the lease term and higher lease payments at the end of the lease term. Cash or lease incentives received from lessors are recognized on a straight-line basis as a reduction to rent from the date the Company takes possession of the property through the end of the lease term. The Company records the unamortized portion of the incentive as a part of deferred rent, in accrued liabilities or long-term liabilities, as appropriate.

Total rent expense and related taxes and operating expenses under operating leases for the years ended December 2006, 2005 and 2004 were $5,369, $5,036, and $2,940, respectively.

8.	Litigation

In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters, including, but not limited to, claims involving learners or graduates and routine employment matters. The Company does not believe that the outcome of any pending claims will have a material adverse impact on its consolidated financial position or results of operations.

9.	Common Stock

On November 10, 2006, the Company sold 3,632 shares of common stock and the selling shareholders sold 368 shares of common stock in an initial public offering for $63,790 in net cash proceeds, after deducting underwriting commission and offering expenses of $8,853. On November 13, 2006, the underwriters exercised their over-allotment option in full to purchase 600 shares of common stock for $11,160 in net cash proceeds, after deducting underwriter commission of $840. Upon completion of the initial public offering, the Company paid a special distribution in the amount of $72,643, which is equal to the total gross proceeds from the sale of common stock by the Company in the offering, not including the proceeds received by the Company from the underwriters’ exercise of their over-allotment option. The special distribution was paid on an as if converted basis to the common, preferred, and redeemable preferred shareholders of record as of October 3, 2006.

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements — (Continued)

Each class of the Company’s preferred and redeemable preferred stock was converted to common stock upon the consummation of the initial public offering.

The Company amended its articles of incorporation, effective upon the completion of the initial public offering, to change the par value of its common stock from $0.10 per share to $0.01 per share. The consolidated financial statements have been retroactively adjusted for the change in par value.

10.	Preferred Stock

As of December 31, 2005, including the redeemable preferred stock in Note 11, the Company was authorized to issue 13,000 shares of preferred stock, of which 3,017 shares were available for issuance.

The Class A, Class B and Class D preferred stock had certain voting and registration rights and had preference over common stock upon liquidation. The Class B and Class D shares ranked equal to each other and to the Class E and Class G shares, and all ranked senior to the Class A shares with respect to liquidation preference.

The holders of convertible preferred stock were entitled to receive dividends in an amount determined by the Board of Directors, if declared by the Board of Directors. However, in no event would any dividend have been paid on any common shares unless equal or greater dividends were paid on the convertible preferred shares on an as if converted basis.

The convertible preferred stock was convertible at any time into shares of common stock at the option of the shareholder. The conversion price was subject to adjustments related to any stock splits, dividends, sales of common stock, or merger of the Company. The convertible preferred stock was converted into common stock upon the closing of the initial public offering in November 2006.

11.	Redeemable Preferred Stock

The Class E and Class G redeemable convertible preferred stock had certain voting and registration rights and had preference over common stock upon liquidation. The Class E and Class G shares ranked equal to each other and to the Class B and Class D shares, and all ranked senior to the Class A shares with respect to liquidation preference.

The holders of redeemable convertible preferred stock were entitled to receive dividends in an amount determined by the Board of Directors, if declared by the Board of Directors. However, in no event would any dividend have been paid on any common shares unless equal or greater dividends were paid on the redeemable convertible preferred shares on an as if converted basis.

The redeemable convertible preferred stock was convertible at any time into shares of common stock at the option of the shareholder. The conversion price was subject to adjustments related to any stock splits, dividends, sales of common stock, or merger of the Company. The redeemable convertible preferred stock was converted into common stock upon the closing of the initial public offering in November 2006.

12.	Stock-Based Compensation

The Company has three stock-based compensation plans, which are described below. The compensation cost that has been charged against income during the year ended December 31, 2006 for those plans was $2,614 for service-based stock options and $1,565 for performance-based stock options. The total income tax benefit recognized in the statement of income for stock-based compensation arrangements during the year ended December 31, 2006 was $492 for service-based stock options and $583 for performance-based stock options.

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements — (Continued)

Stock-based compensation plans

During 2005, the Company implemented a stock option plan that includes both incentive stock options and non-qualified stock options to be granted to employees, directors, officers, and others (the 2005 Plan). On May 25, 2006 the Board of Directors approved a change to the Company’s stock option policy in which the Company will only issue non-qualified stock options for future grants. At December 31, 2006, the maximum number of shares of common stock reserved under the 2005 Plan is 3,013 shares. The Board of Directors establishes the terms and conditions of all stock option grants, subject to the 2005 Plan and applicable provisions of the Internal Revenue Code (the Code). Under the 2005 Plan, options must be granted at an exercise price not less than the fair market value of the Company’s common stock on the grant date. Prior to the initial public offering in November 2006, the valuation used to determine the fair market value of the Company’s common stock at each grant date was performed internally and contemporaneously with the issuance of the options. The options expire on the date determined by the Board of Directors but may not extend more than ten years from the grant date for options granted prior to August 2, 2006. On August 2, 2006 the Board of Directors approved a change to the Company’s stock option policy to shorten the contractual term from ten years to seven years for future grants. The options generally become exercisable over a four-year period. Canceled options become available for reissuance under the 2005 Plan.

The Company has also issued stock options under two discontinued plans (the 1993 and 1999 Plans). Stock options issued pursuant to the 1993 and 1999 Plans are still outstanding; however, unexercised options that are canceled upon termination of employment are not available for reissuance.

During the year ended December 31, 2006, the Company granted performance-based stock options to purchase 255 shares of common stock in lieu of a portion of the cash bonus under the Company’s 2006 Annual Incentive Plan for Management Employees. On December 31, 2006, 74.5% of these stock options ultimately vested based on meeting certain performance thresholds related to planned revenue and operating income. The remaining 25.5% of these performance-based stock options were canceled.

Stock-based compensation expense recognized in the Company’s consolidated statements of income during the year ended December 31, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123 and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). As stock-based compensation expense recognized in the consolidated statements of income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under FAS 123 for the periods prior to fiscal 2006, the calculation of pro forma expense also reflects estimates of forfeitures which are adjusted in subsequent periods as actual forfeitures differ from the original estimates.

The Company’s determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements — (Continued)

Option activity is summarized as follows, in thousands except per share amounts:

				Weighted-
		Plan Options		Average
	Available	Outstanding		Exercise Price
Service-based Stock Options	for Grant	Incentive	Non-Qualified	per Share

Balance, December 31, 2005	1,318	1,120	594	$14.67
Granted	(573)	107	466	20.00
Exercised	—	(119)	(3)	10.25
Canceled	23	(130)	(47)	14.56
Shares reserved for issuance	1,400	—	—	—

Balance, December 31, 2006(a)	2,168	978	1,010	16.46

(a)	The total available for grant, including the 190 outstanding performance-based stock options, was 1,978.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Service-based Stock Options	Shares	Price	Term	Value

Balance at December 31, 2006	1,988	$16.46	6.8	$15,500
Vested and expected to vest, December 31, 2006	1,908	$16.32	6.7	$15,125
Exercisable, December 31, 2006	1,033	$13.94	5.6	$10,652

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

During the year ended December 31, 2006, the Company granted performance-based stock options to purchase 255 shares of common stock at a weighted-average exercise price per share of $20.00 and with a weighted-average remaining contractual life of 9.1 years. The aggregate intrinsic value of these options was $809 at December 31, 2006. At December 31, 2006, 74.5% of these performance-based stock options vested and were exercisable based on meeting certain performance thresholds related to planned revenue and income before income taxes. The remaining 25.5% of these performance-based stock options were canceled.

The following table summarizes information regarding all stock option exercises for the year ended December 31, 2006 (in thousands):

Proceeds from stock options exercised	$798
Tax benefits related to stock options exercised	166
Intrinsic value of stock options exercised	1,357

Intrinsic value of stock options exercised is estimated by taking the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of options exercised for each option holder and then aggregated.

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements — (Continued)

The table below reflects our stock-based compensation expense recognized in the consolidated statements of income for the year ended December 31, 2006 (in thousands):

Instructional costs and services	$748
Selling and promotional	357
General and administrative	3,074

Stock-based compensation expense included in operating income	4,179
Tax benefit	1,075

Stock-based compensation expense, net of tax	$3,104

As of December 31, 2006, total compensation cost related to nonvested service-based stock options not yet recognized was $6,710, which is expected to be recognized over the next 32 months on a weighted-average basis.

Prior to January 1, 2006, had compensation expense been determined based on the fair value of the options at grant dates computed in accordance with FAS 123, the pro forma amounts would be as follows:

	Year Ended
	December 31,
	2005	2004

Net income	$10,250	$18,785
Stock-based compensation expense included in net income as reported	202	4
Compensation expense determined under fair- value-based method, net of tax	(1,966)	(2,154)

Pro forma net income	$8,486	$16,635

Net income per common share:
Basic — as reported	$0.89	$1.68
Basic — pro forma	$0.74	$1.49
Diluted — as reported	$0.86	$1.62
Diluted — pro forma	$0.71	$1.45

The fair value of our service-based stock options was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
		2005	2004
	2006	(Pro Forma)	(Pro Forma)

Expected life (in years)(1)	4.25-6.25	6.0	6.0
Expected volatility(2)	45.6%	38.5%	44.1%
Risk-free interest rate(3)	4.4-5.1%	3.9-4.4%	3.9%
Dividend yield(4)	0.0%	0.0%	0.0%
Weighted-average fair value of options granted	$9.84	$8.87	$8.54

(1)	For the year ended December 31, 2006, the expected option life was determined using the simplified method for estimating expected option life for service-based stock options. Prior to the year ended December 31, 2006, the expected option life was based on the average expected option life experienced by our peer group of post-secondary education companies.

(2)	As the Company’s stock had not been publicly traded prior to November 2006, the expected volatility assumption for the year ended December 31, 2006 reflects a detailed evaluation of the stock price of its

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements — (Continued)

peer group of public post-secondary education companies for a period equal to the expected life of the options, starting from the date they went public. Prior to the year ended December 31, 2006 the expected volatility assumption reflects the public disclosures of the Company’s peer group of post-secondary education companies.

(3)	The risk-free interest rate assumption is based upon the U.S. Treasury zero coupon yield curve on the grant date for a maturity similar to the expected life of the options.

(4)	The dividend yield assumption is based on the Company’s history and expectation of regular dividend payments.

The assumptions discussed above were also used to value the performance-based stock options granted during the year ended December 31, 2006 except for the expected life, which was four years. The expected option life for performance-based stock options was determined based on the evaluation of certain qualitative factors including the Company’s historical experience and the Company’s competitors’ historical experience. The weighted-average fair value of performance-based stock options granted was $8.22.

13.	Warrants

In June 1998, the Company issued warrants to purchase 5 shares of common stock at $4.50 per share to an officer of the Company for personally guaranteeing a note. These warrants were exercised during 2005. The estimated fair value assigned to these warrants was deemed to be immaterial.

In addition, in 1998, the Company issued warrants to purchase 10 and 131 shares of common stock at $4.50 and $5.40 per share, respectively, in connection with the issuance of the Class D Convertible Preferred Stock. During 2005, 131 warrants were exercised and the remaining 10 warrants expired.

In May 2000, the Company issued warrants to purchase 135 shares of common stock at $17.10 per share in connection with the issuance of the Class E Redeemable Convertible Preferred Stock. These warrants were exercised during 2005.

14.	Income Taxes

The Company has deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are subject to periodic recoverability assessments. Realization of the deferred tax assets, net of deferred tax liabilities is principally dependent upon achievement of projected future taxable income. Given the uncertainty of future taxable income, the Company had provided a valuation allowance for all net deferred tax assets for all periods prior to 2004. Because the Company achieved three years of cumulative taxable income in 2004 and expected profitability in future years, the Company concluded in 2004 that it is more likely than not that all of its net deferred tax assets will be realized. As a result, in accordance with FAS 109, the valuation allowance applied to such net deferred tax assets of $12,863 at December 31, 2003, was reversed during the year ended December 31, 2004.

At December 31, 2006, the Company had a net operating loss carryforward of approximately $4,379 for state income tax purposes that is available to offset future taxable income. The net operating loss carryforwards expire at various dates through 2022. The Company’s current federal tax provisions in 2005 and 2004 represent recognition of alternative minimum tax due for the respective periods.

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements — (Continued)

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2006	2005	2004

Current:
Federal	$5,670	$345	$187
State	312	381	62
Deferred	2,922	6,203	(8,445)

	$8,904	$6,929	$(8,196)

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2006	2005	2004

Statutory rate	35.0%	35.0%	35.0%
State income taxes	2.6	2.6	3.5
FAS 123R expense related to incentive stock options	2.0	—	—
Other	0.3	2.7	2.0
Change in rate applied to deferred tax assets and liabilities	—	—	3.6
Change in valuation allowance	—	—	(121.5)

	39.9%	40.3%	(77.4)%

Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2006 and 2005, are as follows:

	As of December 31,
	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$179	$1,878
Accounts receivable	419	489
Alternative minimum tax credit	87	646
Goodwill	75	89
Accrued liabilities	2,179	1,810
Nonqualified stock options	1,075	—
Other	3	5

	4,017	4,917
Deferred tax liabilities:
Property and equipment	(4,548)	(2,525)

	(4,548)	(2,525)

Net deferred tax asset (liability)	$(531)	$2,392

The Company adjusted the federal and state income tax rates used to record its net deferred tax assets in 2004 based upon an updated evaluation of the income tax benefits that will likely exist when the net deferred tax assets are realized on future tax returns. During 2006 and 2005, the Company also recorded tax benefits of

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements — (Continued)

approximately $166 and $10 directly to additional paid-in capital related to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options.

15.	Regulatory

The University is subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act (HEA) and the regulations promulgated thereunder by the U.S. Department of Education (DOE) subject the University to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy to participate in the various types of federal learner financial assistance under Title IV Programs.

To participate in the Title IV Programs, an institution must be authorized to offer its programs of instruction by the relevant agencies of the state in which it is located, accredited by an accrediting agency recognized by the DOE and certified as eligible by the DOE. The DOE will certify an institution to participate in the Title IV Programs only after the institution has demonstrated compliance with the HEA and the DOE’s extensive academic, administrative, and financial regulations regarding institutional eligibility. An institution must also demonstrate its compliance with these requirements to the DOE on an ongoing basis.

The Company performs periodic reviews of its compliance with the various applicable regulatory requirements. The Company has not been notified by any of the various regulatory agencies of any significant noncompliance matters that would adversely impact its ability to participate in Title IV programs, however, the Office of Inspector General (the OIG) of the Department of Education has informed the Company that it is conducting a compliance audit of the University. The OIG is responsible for, among other things, promoting the effectiveness and integrity of the Department of Education’s programs and operations. The audit commenced on April 10, 2006 and since then the Company has been periodically providing the OIG with information, responding to follow up inquiries and facilitating site visits and access to the Company’s records. The OIG completed its field work in January 2007 and the Company expects to receive a draft report sometime in 2007. Based on the field auditors’ preliminary audit exceptions, which is a preliminary list of issues regarding Capella University’s compliance with Title IV rules and requirements, and our verbal communications with the OIG audit staff, the Company believes that the most significant potential financial exposure from the audit pertains to repayments to the Department of Education that could be required if the OIG concludes that the Company did not properly calculate the amount of Title IV funds required to be returned for learners that withdrew from Capella University without providing an official notification of such withdrawal and without engaging in academic activity prior to such withdrawal. If it is determined that we improperly withheld any portion of these funds, we would be required to return the improperly withheld funds. For the three year audit period, and for the 2005-2006 aid year, we estimate that the total amount of Title IV funds not returned for learners who withdrew without providing official notification was less than $1.0 million, including interest, but not including fines and penalties.

Political and budgetary concerns significantly affect the Title IV Programs. Congress reauthorizes the HEA and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in 1998. Although the process for reauthorization of the HEA is underway, there is no assurance on when or if it will be completed. Because reauthorization has not yet been completed in a timely manner, Congress has extended the current provisions of the HEA through June 30, 2007. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of December 31, 2006, programs in which the Company’s learners participate are operative and sufficiently funded.

As an exclusively online university, the “50% Rule,” enacted in 1992, would preclude the Company’s learners from participating in Title IV programs. However, the 50% Rule was repealed (effective July 1, 2006) as part of the Higher Education Reconciliation Act, which was part of the Deficit Reduction Act signed into law by President Bush on February 8, 2006. The Deficit Reduction Act is currently being challenged in

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements — (Continued)

court by private plaintiffs alleging that the act is invalid due to discrepancies between non-education related provisions of the House and Senate bills. Although the legal challenges do not relate to the 50% Rule, an invalidation of the Deficit Reduction Act could reinstate the provisions of the 50% Rule. Therefore, should the plaintiffs prevail in the pending litigation, the Company may need to find alternative ways of either qualifying for Title IV or providing alternative student financing vehicles.

16.	Other Employee Benefit Plans

The Company sponsors an employee retirement savings plan, which qualifies under Section 401(k) of the Internal Revenue Code (the Code). The plan provides eligible employees with an opportunity to make tax-deferred contributions into a long-term investment and savings program. All employees over the age of 18 are eligible to participate in the plan. The plan allows eligible employees to contribute up to 100% of their annual compensation. Contributions are subject to certain limitations. The plan allows the Company to consider making a discretionary contribution; however, there is no requirement that it do so. Effective July 1, 2006, the Company elected to match 100% on the first 2%, and 50% on the next 4%, of the employee contributions. No employer contributions were made for the year ended December 31, 2004. Effective April 1, 2005, the Company elected to match 50% on the first 4% of the employee contributions. Employer contributions and related expense were $1,467 and $689 for the years ended December 31, 2006 and 2005, respectively.

In 1999, the Company adopted a qualified ESOP in which the Company may contribute to its employees, at its discretion, common stock of the Company. Historically, the Company has chosen to contribute 3% of employee compensation on an annual basis. During the year ended December 31, 2006, the Company elected to contribute common stock with a value equal to 1% of employee compensation for the six months ended June 30, 2006. Shares related to 2006 compensation expense will be contributed in 2007. During 2006, the Company contributed 62 shares to the plan related to 2005 compensation expense. During 2005, the Company contributed 46 shares to the plan related to 2004 compensation expense. During 2004, the Company contributed 47 shares to the plan related to 2003 compensation expense. Contributions vest over three years, except in the event of retirement, disability, or death, in which case the participants’ shares become fully vested and nonforfeitable. Prior to the initial public offering in November 2006, the Company had an obligation to repurchase, at fair market value determined by annual independent valuation, the allocated shares in the above events, as the shares were not readily tradable on an established securities market. The Company recognized $169, $1,209 and $1,131 of compensation expense in 2006, 2005 and 2004, respectively, related to the ESOP contributions.

Upon completion of the Company’s initial public offering in November 2006, the Company paid a special distribution in the amount of $72,643 to its shareholders, including the Company’s ESOP. The ESOP purchased shares of the Company’s common stock with the portion of the special distribution allocated to nonvested participants in the ESOP. Vested participants in the ESOP were given the right to elect to receive a cash payment of a portion of the special distribution allocated to their ESOP account. The ESOP purchased shares of the Company’s common stock in the open market with the remaining amounts it received from the special distribution. The total number of shares purchased by the ESOP with proceeds from the special distribution was 48 shares.

In May 2005, the Company adopted the Capella Education Company Employee Stock Purchase Plan, referred to as the ESPP. The Company has reserved an aggregate of 450 shares of its common stock for issuance under the ESPP. The ESPP permits eligible employees to utilize up to 10% of their compensation to purchase the Company’s common stock at price of no less than 85% of the fair market value per share of the Company’s common stock at the beginning or the end of the relevant offering period, whichever is less. The compensation committee of the Board of Directors will administer the ESPP. The Company had not implemented this plan as of December 31, 2006.

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements — (Continued)

17.	Quarterly Financial Summary (unaudited)

	First	Second	Third	Fourth	Total

2006
Revenues	$41,858	$43,518	$43,902	$50,603	$179,881
Operating income	1,884	4,203	4,063	7,693	17,843
Net income	1,642	3,055	3,041	5,673	13,411
Net income per common share
Basic	$0.14	$0.26	$0.26	$0.40	$1.09
Diluted	$0.14	$0.25	$0.25	$0.39	$1.06

	First	Second	Third	Fourth	Total

2005
Revenues	$34,610	$35,408	$37,303	$41,919	$149,240
Operating income	4,145	3,523	2,925	4,280	14,873
Net income	2,705	2,356	2,204	2,985	10,250
Net income per common share
Basic	$0.24	$0.21	$0.19	$0.26	$0.89
Diluted	$0.23	$0.20	$0.18	$0.25	$0.86

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are effective, as of December 31, 2006, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the our 2007 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2006. Except for those portions specifically incorporated in this Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10.	Directors, Executive Officers, and Corporate Governance

Incorporated into this item by reference is the information under “Election of Directors — Directors and Director Nominees,” “Election of Directors — Committees of Our Board of Directors,” “Election of Directors — Code of Business Conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement. Information regarding our executive officers required by this item is set forth in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

Incorporated into this item by reference is the information under “Election of Directors — Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated into this item by reference is the information under “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence

Incorporated into this item by reference is the information under “Certain Relationships and Related Party Transactions” and “Election of Directors — Director Independence” in our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Incorporated into this item by reference is the information under “Ratification of Independent Public Accounting Firm — Fees” and “Ratification of Independent Public Accounting Firm — Approval of independent Registered Public Accounting Firm Services and Fees” and in our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a) Documents filed as Part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004

Consolidated Statement of Shareholders’ Equity (Deficit) for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

2. Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts

Other schedules are omitted because they are not required.

(b) Exhibits

Exhibit
Number	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 11, 2006.
3.2	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2006.
4.1	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 19, 2006.

Exhibit
Number		Description	Method of Filing

4.2		Third Amended and Restated Co-Sale and Board Representation Agreement, dated as of January 22, 2003, by and among the Registrant and the shareholders named therein.	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
4.3		Second Amended and Restated Investor Rights Agreement, dated as of January 22, 2003, by and among the Registrant and the shareholders named therein.	Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
4.4		Warrant, dated as of June 16, 1998, issued by the Registrant to Legg Mason Wood Walker, Incorporated.	Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
4.5		Amendment No. 1 to Warrant, dated as of April 20, 2000, by and between the Registrant and Legg Mason Wood Walker, Incorporated.	Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
4.6		Amendment No. 2 to Warrant, dated as of February 21, 2002, by and between the Registrant and Legg Mason Wood Walker, Incorporated.	Incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
4.7		Amendment No. 3 to Warrant, dated as of January 22, 2003, by and between the Registrant and Legg Mason Wood Walker, Incorporated.	Incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
4.8		Warrant, dated as of May 11, 2000, issued by the Registrant to Legg Mason Wood Walker, Incorporated.	Incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
4.9		Amendment No. 1 to Warrant, dated as of February 21, 2002, by and between the Registrant and Legg Mason Wood Walker, Incorporated.	Incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
4.10		Amendment No. 2 to Warrant, dated as of January 22, 2003, by and between the Registrant and Legg Mason Wood Walker, Incorporated.	Incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
4.11		Exchange Agreement, dated as of January 22, 2003, by and among the Registrant and the shareholders named therein.	Incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
4.12		Class F Convertible Preferred Stock Purchase Agreement, dated as of January 31, 2002, by and among the Registrant and the shareholders named therein.	Incorporated by reference to Exhibit 4.17 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
4.13		Class E Convertible Preferred Stock Purchase Agreement, dated as of April 20, 2000, by and among the Registrant and the shareholders named therein.	Incorporated by reference to Exhibit 4.18 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
10	.1*	Capella Education Company 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 3, 2005.
10	.2*	Forms of Option Agreements for the Capella Education Company 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.
10	.3*	Capella Education Company 1999 Stock Option Plan, as amended.	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

Exhibit
Number		Description	Method of Filing

10	.4*	Form of Non-Statutory Stock Option Agreement (Director) for the Capella Education Company 1999 Stock Option Plan.	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
10	.5*	Form of Non-Statutory Stock Option Agreement (Employee) for the Capella Education Company 1999 Stock Option Plan.	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
10	.6*	Form of Incentive Stock Option Agreement for the Capella Education Company 1999 Stock Option Plan.	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
10	.7*	Learning Ventures International, Inc. 1993 Stock Option Plan, as amended.	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
10	.8*	Form of Option Agreement for the Learning Ventures International, Inc. 1993 Stock Option Plan.	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
10	.9*	Capella Education Company Employee Stock Ownership Plan and the First Amendment thereto.	Incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.
10	.10*	Capella Education Company Retirement Plan with Adoption Agreement and EGTRRA Amendment.	Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 3, 2005.
10	.11*	Capella Education Company Executive Severance Plan.	Incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2006.
10	.12*	Capella Education Company Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 3, 2005.
10	.13*	Confidentiality, Non-Competition and Inventions Agreement, dated as of April 16, 2001, by and between the Registrant and Michael J. Offerman.	Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
10	.14*	Confidentiality, Non-Competition and Inventions Agreement, dated as of May 9, 2001, by and between the Registrant and Paul A. Schroeder.	Incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
10	.15*	Form of Confidentiality, Non-Competition and Inventions Agreement (executed by Scott M. Henkel).	Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
10	.16*	Offer Letter, dated as of March 9, 2001, by and between the Registrant and Paul A. Schroeder.	Incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
10	.17*	Offer Letter, dated as of November 10, 2003, by and between the Registrant and Michael J. Offerman.	Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
10	.18*	Offer Letter, dated as of December 22, 2003, by and between the Registrant and Scott M. Henkel.	Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

Exhibit
Number		Description	Method of Filing

10	.19*	Form of Nondisclosure Agreement (executed by Scott M. Henkel, Paul A. Schroeder, Stephen G. Shank, Michael J. Offerman and Lois M. Martin).	Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
10.20		Office Lease, dated as of February 23, 2004, by and between the Registrant and 601 Second Avenue Limited Partnership.	Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
10.21		Short Term Office Space Lease, dated as of February 23, 2004, by and between the Registrant and 601 Second Avenue Limited Partnership.	Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
10.22		Memorandum of Lease, dated as of March 10, 2004, by and between the Registrant and 601 Second Avenue Limited Partnership.	Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
10.23		Office Lease, dated as of June 28, 2000, as amended, by and between the Registrant and 222 South Ninth Street Limited Partnership and ND Properties, Inc. as successor in interest to 222 South Ninth Street Limited Partnership.	Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
10	.24*	Capella Education Company Annual Incentive Plan for Management Employees — 2006.	Incorporated by reference to Exhibit 10.26 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.
10	.25*	Form of Performance Vesting Option Agreement (Annual Incentive Plan for Management Employees — 2006) for the Capella Education Company 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.27 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.
10	.26*	Offer Letter, dated October 20, 2004, by and between the Registrant and Lois M. Martin.	Incorporated by reference to Exhibit 10.28 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.
10	.27*	Offer Letter, dated February 21, 2006, by and between the Registrant and Kenneth J. Sobaski.	Incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.
10	.28*	Confidentiality, Non-Competition and Inventions Agreement dated as of February 27, 2006, by and between the Registrant and Kenneth J. Sobaski.	Incorporated by reference to Exhibit 10.30 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.
10	.29*	Offer Letter, dated June 6, 2006, by and between the Registrant and Reed Watson.	Incorporated by reference to Exhibit 10.31 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.
10	.30*	Confidentiality, Non-Competition and Inventions Agreement dated as of June 20, 2006, by and between the Registrant and Reed Watson.	Incorporated by reference to Exhibit 10.32 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.
10	.31*	Employment Agreement dated May 30, 2006 between Capella Education Company and Michael J. Offerman.	Incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.

Exhibit
Number		Description	Method of Filing

10	.32*	Amendment to Confidentiality, Non-Competition and Inventions Agreement, dated June 16, 2005, by and between the Registrant and Michael J. Offerman.	Incorporated by reference to Exhibit 10.34 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.
10	.33*	Employment Agreement dated May 30, 2006 between Capella Education Company and Paul A. Schroeder.	Incorporated by reference to Exhibit 10.35 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.
10.34		First Amendment to Lease, dated as of May 16, 2006, by and between the Registrant and 601 Second Avenue Limited Partnership.	Incorporated by reference to Exhibit 10.36 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.
10.35		Letter Agreement, dated July 5, 2006, between the Registrant and ASB Minneapolis 225 Holdings, LLC	Incorporated by reference to Exhibit 10.37 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.
10.36		Amendment No. 3 to Lease Agreement, dated as of June 16, 2005, by and between the Registrant and ND Properties, Inc. and ND Properties of Delaware, Inc.	Incorporated by reference to Exhibit 10.38 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.
10	.37*	Amendments to Capella Education Company Retirement Plan dated as of April 20, 2006 and June 1, 2006.	Incorporated by reference to Exhibit 10.39 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.
10	.38*	Amendment 1 to Employment Agreement dated August 25, 2006 between Paul A. Schroeder and Capella Education Company	Incorporated by reference to Exhibit 10.40 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2006.
10	.39*	Amendment 1 to Employment Agreement dated August 25, 2006 between Michael J. Offerman and Capella Education Company	Incorporated by reference to Exhibit 10.41 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2006.
10	.40*	Amendment No. 1 to Capella Education Company 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.42 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2006.
10	.41*	Capella Education Company Senior Executive Severance Plan.	Incorporated by reference to Exhibit 10.43 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2006.
10	.42*	Second Amendment to the Capella Education Company Employee Stock Ownership Plan.	Incorporated by reference to Exhibit 10.44 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 27, 2006.
10	.43*	Annual Incentive Plan — Management Employees — 2007	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2007.
21		Subsidiaries of the Registrant.	Filed electronically.
23		Consent of Ernst & Young LLP.	Filed electronically.
24		Powers of Attorney.	Filed electronically.

Exhibit
Number	Description	Method of Filing

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

*	Management contract or compensatory plan or arrangement.

CAPELLA EDUCATION COMPANY

Schedule II — Valuation and Qualifying Accounts
Fiscal Years 2006, 2005 and 2004

		Additions
	Beginning	Charged to			Ending
	Balance	Expense	Deductions		Balance
	(In thousands)

Allowance accounts for the years ended:
December 31, 2006 Allowance for doubtful accounts	$1,299	$2,855	$(3,035	)(a)	$1,119
December 31, 2005 Allowance for doubtful accounts	1,065	2,263	(2,029	)(a)	1,299
December 31, 2004 Allowance for doubtful accounts	713	1,376	(1,024	)(a)	1,065
Deferred tax asset valuation allowance	12,863	—	(12,863	)(b)	—

(a)	Write-off of accounts receivables.

(b)	Reversal of deferred tax valuation allowance as a result of achieving three years of cumulative taxable income in 2004 along with expectations of future profitability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPELLA EDUCATION COMPANY

By:	/s/ Lois M. Martin
Lois M. Martin
Senior Vice President and Chief Financial Officer
Date: March 5, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stephen G. Shank* Stephen G. Shank	Chairman and Chief Executive Officer (Principal Executive Officer)	March 5, 2007

/s/ Lois M. Martin Lois M. Martin	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 5, 2007

/s/ Amy L. Drifka* Amy L. Drifka	Vice President and Controller (Principal Accounting Officer)	March 5, 2007

/s/ S. Joshua Lewis* S. Joshua Lewis	Director	March 5, 2007

/s/ James A. Mitchell* James A. Mitchell	Director	March 5, 2007

/s/ David W. Smith* David W. Smith	Director	March 5, 2007

/s/ Gordon A. Holmes* Gordon A. Holmes	Director	March 5, 2007

/s/ Jody G. Miller* Jody G. Miller	Director	March 5, 2007

/s/ Jeffrey W. Taylor* Jeffrey W. Taylor	Director	March 5, 2007

/s/ Darrell R. Tukua* Darrell R. Tukua	Director	March 5, 2007

/s/ Jon Q. Reynolds, Jr.* Jon Q. Reynolds, Jr.	Director	March 5, 2007

/s/ Sandra E. Taylor* Sandra E. Taylor	Director	March 5, 2007

*	Lois M. Martin, by signing her name hereto, does hereby sign this document on behalf of each of the above-named officers and/or directors of the Registrant pursuant to powers of attorney duly executed by such persons.

By:	/s/ Lois M. Martin
Lois M. Martin
Attorney-in-Fact