Form 10-Q
period 2007-03-31
CAPELLA EDUCATION CO
filed 2007-05-07
CIK 1104349

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File Number: 001-33140
CAPELLA EDUCATION COMPANY
(Exact name of registrant as specified in its charter)

Minnesota	41-1717955
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The total number of shares of common stock outstanding as of April 30, 2007, was 16,029,975.

CAPELLA EDUCATION COMPANY
FORM 10-Q
INDEX

2

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
CAPELLA EDUCATION COMPANY
Consolidated Balance Sheets

	As of March 31,	As of December 31,
	2007	2006
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$23,373	$22,491
Short-term marketable securities	67,465	65,170
Accounts receivable, net of allowance of $938 at 3/31/2007 and $1,119 at 12/31/2006	7,087	7,401
Prepaid expenses and other current assets	3,827	3,703
Deferred income taxes	1,797	1,800

Total current assets	103,549	100,565
Property and equipment, net	30,798	28,749

Total assets	$134,347	$129,314

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,934	$5,113
Accrued liabilities	19,950	18,598
Income taxes payable	2,467	214
Deferred revenue	7,453	7,488
Current portion of capital lease obligations	—	5

Total current liabilities	31,804	31,418
Deferred rent	1,656	1,813
Capital lease obligations	—	7
Deferred income taxes	2,181	2,331

Total liabilities	35,641	35,569
Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares — 100,000
Issued and outstanding shares — 16,028 at 3/31/2007 and 16,002 at 12/31/2006	160	160
Additional paid-in capital	157,627	156,513
Accumulated other comprehensive income (loss)	(4)	(7)
Retained earnings (accumulated deficit)	(59,077)	(62,921)

Total shareholders’ equity	98,706	93,745

Total liabilities and shareholders’ equity	$134,347	$129,314

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Income

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	(In thousands, except
	per share amounts)
Revenues	$52,824	$41,858
Costs and expenses:
Instructional costs and services	23,523	20,375
Marketing and promotional	18,320	14,309
General and administrative	5,981	5,290

Total costs and expenses	47,824	39,974

Operating income	5,000	1,884
Other income, net	1,092	916

Income before income taxes	6,092	2,800
Income tax expense	2,248	1,158

Net income	$3,844	$1,642

Net income per common share:
Basic	$0.24	$0.14

Diluted	$0.23	$0.14

Weighted average number of common shares outstanding:
Basic	16,015	11,653

Diluted	16,700	11,988

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
	(In thousands)
Operating activities
Net income	$3,844	$1,642
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	700	421
Depreciation and amortization	2,410	2,059
Amortization of investment discount/premium	(65)	(38)
Asset impairment	23	7
Stock-based compensation	684	784
Noncash equity-related expense	—	286
Excess tax benefits from stock-based compensation	(53)	—
Deferred income taxes	(150)	(178)
Changes in operating assets and liabilities:
Accounts receivable	(386)	138
Prepaid expenses and other assets	(118)	1,171
Accounts payable and accrued liabilities	(2,764)	(1,617)
Income taxes payable	2,348	1,308
Deferred rent	(157)	(136)
Deferred revenue	(35)	496

Net cash provided by operating activities	6,281	6,343
Investing activities
Capital expenditures	(3,556)	(3,818)
Purchases of marketable securities	(71,412)	(62,954)
Sales of marketable securities	69,188	61,159

Net cash used in investing activities	(5,780)	(5,613)
Financing activities
Payments of capital lease obligations and notes payable	(1)	(734)
Excess tax benefits from stock-based compensation	53	—
Net proceeds from exercise and repurchase of stock options	329	(203)
Employee Stock Ownership Plan distributions	—	(10)

Net cash provided by (used in) financing activities	381	(947)

Net increase (decrease) in cash and cash equivalents	882	(217)
Cash and cash equivalents at beginning of period	22,491	13,972

Cash and cash equivalents at end of period	$23,373	$13,755

Supplemental disclosures of cash flow information
Interest paid	$—	$10

Income taxes paid	$49	$27

Noncash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$937	$261

Purchase of equipment through capital lease obligations	$—	$16

Reclassification of deferred initial public offering costs from prepaid expenses to equity	$6	$—

Retirement of equipment financed through capital lease obligations	$11	$—

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Notes to Consolidated Financial Statements
(In thousands, except per share data)
1. Nature of Business
     Capella Education Company (the Company) was incorporated on December 27, 1991. Through its wholly-owned subsidiary, Capella University (the University), the Company manages its business on the basis of one reportable segment. The University is an online post-secondary education services company that offers a variety of bachelor’s, master’s and doctoral degree programs primarily delivered to working adults. Capella University is accredited by The Higher Learning Commission and is a member of the North Central Association of Colleges and Schools (NCA).
2. Summary of Significant Accounting Policies
   Consolidation
     The consolidated financial statements include the accounts of the Company and the University, after elimination of all intercompany accounts and transactions.
   Unaudited Interim Financial Information
     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (2006 Annual Report on Form 10-K).
   Marketable Securities
     As of March 31, 2007, the Company had $67,465 in marketable securities. The Company accounts for marketable securities in accordance with the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115). FAS 115 addresses the accounting and reporting for marketable fixed maturity and equity securities. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s marketable securities are classified as available-for-sale as of March 31, 2007 and December 31, 2006. Available-for-sale marketable securities are carried at fair value as determined by quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of shareholders’ equity. Unrealized losses considered to be other-than-temporary are recognized currently in earnings. The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest and dividend income and realized gains and losses are included in investment income. Included in marketable securities are certain auction rate and corporate debt securities that contain interest rate reset dates at regular intervals, allowing for the Company to liquidate the marketable securities within three months throughout the term of the contract. The Company classifies all marketable securities as current assets in accordance with Accounting Research Bulletin (ARB) No. 43, Restatement and Revision of Accounting Research Bulletins, because the assets are available to fund current operations.

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
   Deferred Offering Costs
     The Company has deferred approximately $318 of costs that are directly attributable to its pending follow-on offering of common stock as of March 31, 2007. The deferred offering costs are included in prepaid expenses and other current assets in the consolidated balance sheet.
3. Net Income Per Common Share
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
     The table below is a reconciliation of the numerator and denominator in the basic and diluted net income per common share calculation.

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
Numerator:
Net income	$3,844	$1,642
Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	16,015	11,653
Effect of dilutive stock options and warrants	685	335

Denominator for diluted net income per common share	16,700	11,988

Basic net income per common share	$0.24	$0.14
Diluted net income per common share	$0.23	$0.14
     Options to purchase 12 and 470 common shares, respectively, were outstanding but not included in the computation of diluted net income per common share in the three months ended March 31, 2007 and 2006, respectively, because their effect would be antidilutive.
4. Income Taxes
     The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $269 of total gross unrecognized tax benefits. Of this total, $175 (net of the federal benefit on state issues), represents the amount of unrecognized tax benefits that, if recognized, would favorably affect its effective income tax rate in future periods. There were no material adjustments for the unrecognized income tax benefits in the first quarter of 2007.

     The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Currently, no jurisdictions are under examination.
     The Company continues to recognize interest and penalties related to uncertain tax positions in income tax expense. Upon adoption of FIN 48, the Company had less than $1 of accrued interest related to uncertain tax positions
     For federal purposes, tax years 1995-2006 remain open to examination as a result of earlier net operating losses being utilized in recent years. The statute of limitations remains open on the earlier years for three years subsequent to the utilization of net operating losses. For state purposes, the statute of limitations remains open in a similar manner for states that have generated net operating losses.
     The Company does not anticipate any significant increases or decreases in unrecognized tax benefits within twelve months of adoption. Immaterial amounts of interest expense will continue to accrue. In September of 2007, the statute of limitations will expire on federal issues related to tax years 1995-1997. The Company does not believe that this will have a material impact on the unrecognized tax benefits.
5. Accrued Liabilities
     Accrued liabilities consist of the following:

	As of	As of
	March 31,	December 31,
	2007	2006
	(Unaudited)
Accrued compensation and benefits	$4,574	$3,618
Accrued instructional fees	4,192	4,470
Accrued vacation	1,266	1,047
Customer deposits	1,215	1,218
Other	8,703	8,245

	$19,950	$18,598

6. Litigation
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
7. Stock-Based Compensation
     The Company has three stock-based compensation plans. The compensation cost charged against income during the three months ended March 31, 2007 for those plans was $684. The compensation cost charged against income during the three months ended March 31, 2006 was $784, which included $295 for performance-based stock options. The total income tax benefit recognized in the statement of income for stock-based compensation arrangements during the three months ended March 31, 2007 was $150. The total income tax benefit during the three months ended March 31, 2006 was $67 for service-based stock options and $111 for performance-based stock options.

     Option activity is summarized as follows:

				Weighted-
		Plan Options		Average
	Available	Outstanding		Exercise Price
Service-based Stock Options	for Grant	Incentive	Non-Qualified	per Share
Balance, December 31, 2006	2,168	978	1,010	$16.46
Granted	(28)	—	28	31.08
Exercised	—	(23)	(3)	12.67
Canceled	—	(1)	—	11.71

Balance, March 31, 2007 (unaudited)(a)	2,140	954	1,035	16.71

(a)	The total available for grant, after deducting the 190 outstanding performance-based stock options, was 1,950.

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Service-based Stock Options	Shares	Price	Term	Value
Balance at March 31, 2007 (unaudited)	1,989	$16.71	6.6	$33,487
Vested and expected to vest, March 31, 2007 (unaudited)	1,918	$16.58	6.5	$32,523
Exercisable, March 31, 2007 (unaudited)	1,065	$14.26	5.5	$20,534
     The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.
     During the year ended December 31, 2006, the Company granted performance-based stock options to purchase 255 shares of common stock at a weighted-average exercise price per share of $20.00. At December 31, 2006, 74.5% of these performance-based stock options vested and were exercisable based on meeting certain performance thresholds related to planned revenue and income before income taxes. The remaining 25.5% of these performance-based stock options were canceled. These options had a weighted-average remaining contractual life of 8.9 years and an aggregate intrinsic value of $2,577 at March 31, 2007.
     The following table summarizes information regarding all stock option exercises for the period ended March 31, 2007 (unaudited):

Proceeds from stock options exercised	$329
Tax benefits related to stock options exercised	95
Intrinsic value of stock options exercised	477
     Intrinsic value of stock options exercised is estimated by taking the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of options exercised for each option holder and then aggregated.

     The table below reflects our stock-based compensation expense recognized in the consolidated statements of income for the three months ended March 31, 2007 and 2006:

	Three Months
	Ended March 31,
	2007	2006
	(Unaudited)
Instructional costs and services	$250	$190
Marketing and promotional	123	98
General and administrative	311	496

Stock-based compensation expense included in operating income	684	784
Tax benefit	150	178

Stock-based compensation expense, net of tax	$534	$606

     As of March 31, 2007, total compensation cost related to nonvested service-based stock options not yet recognized was $6,354, which is expected to be recognized over the next 30 months on a weighted-average basis.
8. Regulatory Supervision and Oversight
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
     The Company performs periodic reviews of its compliance with the various applicable regulatory requirements. The Company has not been notified by any of the various regulatory agencies of any significant noncompliance matters that would adversely impact its ability to participate in Title IV programs, however, the Office of Inspector General (the OIG) of the Department of Education has informed the Company that it is conducting a compliance audit of the University. The OIG is responsible for, among other things, promoting the effectiveness and integrity of the Department of Education’s programs and operations. The audit commenced on April 10, 2006 and since then the Company has been periodically providing the OIG with information, responding to follow up inquiries and facilitating site visits and access to the Company’s records. The OIG completed its field work in January 2007 and the Company expects to receive a draft report shortly. Based on the field auditors’ preliminary audit exceptions, which is a preliminary list of issues regarding Capella University’s compliance with Title IV rules and requirements, and our verbal communications with the OIG audit staff, the Company believes that the most significant potential financial exposure from the audit pertains to repayments to the Department of Education that could be required if the OIG concludes that the Company did not properly calculate the amount of Title IV funds required to be returned for learners that withdrew from Capella University without providing an official notification of such withdrawal and without engaging in academic activity prior to such withdrawal. If it is determined that we improperly withheld any portion of these funds, we would be required to return the improperly withheld funds. For the three year audit period, and for the 2005-2006 aid year, we estimate that the total amount of Title IV funds not returned for learners who withdrew without providing official notification was less than $1.0 million, including interest, but not including fines and penalties.
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

     As an exclusively online university, the “50% Rule,” enacted in 1992, would preclude the Company’s learners from participating in Title IV programs. However, the 50% Rule was repealed (effective July 1, 2006) as part of the Higher Education Reconciliation Act, which was part of the Deficit Reduction Act signed into law by President Bush on February 8, 2006. The Deficit Reduction Act is currently being challenged in court by private plaintiffs alleging that the act is invalid due to discrepancies between non-education related provisions of the House and Senate bills. Although the legal challenges do not relate to the 50% Rule, an invalidation of the Deficit Reduction Act could reinstate the provisions of the 50% Rule. Therefore, should the plaintiffs prevail in the pending litigation, the Company may need to find alternative ways of either qualifying for Title IV or providing alternative student financing vehicles.
     In addition to the DOE and state higher education regulatory bodies, other governmental entities exercise oversight authority over our business practices. In April 2007, we received inquiries from the New York and Minnesota Attorneys General in connection with their ongoing reviews of financial aid practices at various colleges and universities. We are in discussions with both the New York and Minnesota Attorneys General regarding their inquiries and possible resolution of these matters.
     As part of its inquiry, the New York Attorney General requested information regarding the relationship between Student Loan Xpress, one of 15 institutions currently listed by us as a recommended student lender, and Timothy Lehmann, our Director of Financial Aid.
     On April 19, 2007, we received a letter of inquiry from U.S. Senator Edward Kennedy, Chairman of the Senate Health, Education, Labor and Pensions Committee, related to the Committee’s oversight of the federally-guaranteed student loan program. This inquiry appears to focus primarily on the relationship between Student Loan Xpress and Mr. Lehmann. We are in the process of responding to the inquiry from Senator Kennedy’s office.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report.
Forward-Looking Statements
     Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission, in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to, statements regarding: proposed new programs; regulatory developments; projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in future tense, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.
     Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as updated in our subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this report on Form 10-Q. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission (SEC).
Overview
   Background
     We are an exclusively online post-secondary education services company. Our wholly owned subsidiary, Capella University, is a regionally accredited university that offers a variety of undergraduate and graduate degree programs primarily delivered to working adults. At March 31, 2007, we offered over 800 courses and 16 academic programs with 82 specializations at the graduate and undergraduate levels to approximately 19,200 learners.
     We were founded in 1991, and in 1993 we established our wholly owned university subsidiary, then named The Graduate School of America, to offer doctoral and master’s degrees through distance learning programs in management, education, human services and interdisciplinary studies. In 1995, we launched our online format for delivery of our doctoral and master’s degree programs over the Internet. In 1997, our university subsidiary received accreditation from the North Central Association of Colleges and Schools (later renamed The Higher Learning Commission of the North Central Association of Colleges and Schools). In 1998, we began the expansion of our original portfolio of academic programs by introducing doctoral and master’s degrees in psychology and a master of business administration degree. In 1999, to expand the reach of our brand in anticipation of moving into the bachelor’s degree market, we changed our name to Capella Education Company and the name of our university to Capella University. In 2000, we introduced our bachelor’s degree completion program in information technology, which provided instruction for the last two years of a four-year bachelor’s degree. In 2001, we introduced our bachelor’s degree completion program in business administration. In 2004, we introduced our four-year bachelor’s degree programs in business administration and information technology, as well as three master’s level specializations in education targeted at K-12 teachers. In 2005, we introduced two master’s level specializations in education targeted to higher education and K-12 teachers as well as a master’s in business administration specialization in accounting. In 2006, we introduced seven specializations including healthcare management, accounting and information assurance and security. Additionally, in November 2006, we completed an initial public offering of our common stock. During the first quarter of 2007, we introduced two doctoral programs in information technology and public safety, a master’s program in public safety, five doctoral level specializations and two master’s level specializations.
Critical Accounting Policies and Use of Estimates
     Our critical accounting policies are disclosed in our 2006 Annual Report on Form 10-K. During the three months ended March 31, 2007, there have been no significant changes in our critical accounting policies.
Results of Operations
     The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months
	Ended March 31,
	2007	2006
Revenues	100.0%	100.0%
Costs and expenses Instructional costs and services	44.5	48.7
Marketing and promotional	34.7	34.2
General and administrative	11.3	12.6

Total costs and expenses	90.5	95.5

Operating income	9.5	4.5
Other income, net	2.1	2.2

Income before income taxes	11.6	6.7
Income tax expense	4.3	2.8

Net income	7.3%	3.9%

   Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
     Revenues. Our revenues for the three months ended March 31, 2007 were $52.8 million, representing an increase of $11.0 million, or 26.2%, as compared to revenues of $41.9 million for the three months ended March 31, 2006. Of this increase, 23.4 percentage points were due to increased enrollments and 2.6 percentage points were due to tuition increases, which was partially offset by a 1.2 percentage point decrease due to a larger proportion of master’s learners, who generated less revenue per learner than our doctoral learners. End-of-period enrollment increased 21.3% in 2007 compared to 2006. Tuition increases in 2006 generally ranged from 2% to 6% and were implemented during July 2006.
     Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended March 31, 2007 were $23.5 million, representing an increase of $3.1 million, or 15.5%, as compared to instructional costs and services expenses of $20.4 million for the three months ended March 31, 2006. This increase was primarily due to increases in instructional pay, an increase in colloquia attendees and an increase in learner support services, all of which are related to the increase in enrollments. Our instructional costs and services expenses as a percentage of revenues decreased by 4.2 percentage points to 44.5% for the three months ended March 31, 2007, as compared to 48.7% for the three months ended March 31, 2006. This decrease in 2007 was driven by improvements in our variable cost structure due to ongoing work on process improvements, including more efficient course scheduling and use of faculty, various timing issues including several open positions which we have filled or expect to fill in the second quarter of 2007, and a decrease in technology expenses due to an increase in the mix of capitalized software projects versus expense-related projects in 2007 as compared to 2006.

     Marketing and promotional expenses. Our marketing and promotional expenses for the three months ended March 31, 2007 were $18.3 million, representing an increase of $4.0 million, or 28.0%, as compared to marketing and promotional expenses of $14.3 million for the three months ended March 31, 2006. This increase was driven by greater spending in targeted marketing, online media, and recruitment staffing. Our marketing and promotional expenses as a percentage of revenues increased by 0.5 percentage points to 34.7% for the three months ended March 31, 2007, from 34.2% for the three months ended March 31, 2006, due to greater spending in targeted marketing and online media, and increases in marketing staffing.
     General and administrative expenses. Our general and administrative expenses for the three months ended March 31, 2007 were $6.0 million, representing an increase of $0.7 million, or 13.1%, as compared to general and administrative expenses of $5.3 million for the three months ended March 31, 2006. This increase was primarily attributable to higher recruiting costs for key management positions, increased external fees related to our internal control review under Section 404 of the Sarbanes Oxley Act of 2002 and an increase in bonus expense related to the 2007 Management Incentive Plan. This increase was partially offset by a decrease in training costs related to the enterprise resource planning system, as individuals involved in development require more training at the onset of the project. Our general and administrative expenses as a percentage of revenues decreased by 1.3 percentage points to 11.3% for the three months ended March 31, 2007, from 12.6% for the three months ended March 31, 2006. This decrease was primarily due to a decrease in training costs related to the enterprise resource planning system and a decrease in expenses related to the enterprise resource planning system due to an increase in the mix of capitalized software projects versus expense-related projects in 2007 as compared to 2006.
     Other income, net. Other income, net increased by $0.2 million, or 19.2%, to $1.1 million for the three months ended March 31, 2007, from $0.9 million for the three months ended March 31, 2006. The increase was principally due to increased levels of interest income on higher average cash and short-term marketable securities balances, partially offset by lower levels of interest income from the higher proportion of tax-exempt investments in the first quarter of 2007. We expect other income, net in 2007 to be consistent with or less than other income, net in 2006 due to the use of tax-exempt investments, which earn lower interest rates.
     Income tax expense. We recognized tax expense for the three months ended March 31, 2007 and 2006 of $2.2 million and $1.2 million, respectively, or at effective tax rates of 36.9% and 41.4%, respectively. The decrease in our effective tax rate in 2007 from 2006 was primarily due to the increased use of tax-exempt investments, a decrease in the impact of non-deductible FAS 123(R) stock-based compensation expense for incentive stock options and a decrease in the amount of non-deductible meals and entertainment expenses.
     Net income. Net income was $3.8 million for the three months ended March 31, 2007, compared to net income of $1.6 million for the three months ended March 31, 2006, an increase of $2.2 million, because of the factors discussed above.
Liquidity and Capital Resources
   Liquidity
     We financed our operating activities and capital expenditures during the three months ended March 31, 2007 and 2006 primarily through cash provided by operating activities. Our cash, cash equivalents and short-term marketable securities were $90.8 million and $87.7 million at March 31, 2007 and December 31, 2006, respectively.
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
   Operating Activities
     Net cash provided by operating activities was $6.3 million and $6.3 million for the three months ended March 31, 2007 and 2006, respectively. There was a $2.5 million decrease in 2007 primarily due to timing of vendor payments, offset by an increase of $2.2 million in net income for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.
   Investing Activities
     Our cash used in investing activities is primarily related to the purchase of property and equipment and investment in short-term marketable securities. Net cash used in investing activities was $5.8 million and $5.6 million for the three months ended March 31, 2007 and 2006, respectively. Investment in short-term marketable securities consists of purchases and sales of auction rate, asset-backed, U.S. agency and corporate debt securities, tax-exempt municipals, repurchase agreements and money market funds.
     Net purchases of these securities were $2.2 million and $1.8 million during the three months ended March 31, 2007 and 2006, respectively. Capital expenditures were $3.6 million and $3.8 million for the three months ended March 31, 2007 and 2006, respectively. The decrease in 2007 from 2006 was due to the purchase of security administration software related to our enterprise resource planning system that occurred during the first quarter of 2006. Capital expenditures are also presented on a cash basis. There was a greater proportion of capital expenditures in accounts payable and accrued liabilities for the quarter ended March 31, 2007 than March 31, 2006
     We expect to continue to invest in integrating most of our business systems with an enterprise resource planning system. We expect that once implemented, this integration of our systems and processes will improve efficiencies within our instructional costs and services, marketing and promotional and general and administrative expenses. We expect that our capital expenditures in 2007 will be approximately $13 million to $14 million. We expect to be able to fund these capital expenditures with cash generated from operations.
     We lease all of our facilities. We expect to make future payments on existing leases from cash generated from operations.
   Financing Activities
     Net cash provided by financing activities was $0.4 million for the three months ended March 31, 2007, and net cash used in financing activities was $0.9 million for the three months ended March 31, 2006. Financing activities during the first quarter of 2007 were primarily related to proceeds of $0.3 million from stock option exercises. Financing activities during the first quarter of 2006 were primarily related to payments on notes payable used to finance asset purchases related to our enterprise resource planning system of $0.7 million, and net payments from stock option exercises and the repurchase of stock options of $0.2 million.
   Regulatory Supervision and Oversight
     We perform periodic reviews of our compliance with the various applicable regulatory requirements. We have not been notified by any of the various regulatory agencies of any significant noncompliance matters that would adversely impact our ability to participate in Title IV programs, however, the Office of Inspector General (the OIG) of the Department of Education has informed us that it is conducting a compliance audit of Capella University. The OIG is responsible for, among other things, promoting the effectiveness and integrity of the Department of Education’s programs and operations. The audit commenced on April 10, 2006 and since then we have been periodically providing the OIG with information, responding to follow-up inquiries and facilitating site visits and access to our records. The OIG informed us that it completed its field work in January 2007 and we expect to receive a draft report shortly. Based on the field auditors’ preliminary audit exceptions, which is a preliminary list of issues regarding Capella University’s compliance with Title IV rules and requirements, and our verbal communications with the OIG audit staff, we believe that the most significant potential financial exposure from the audit pertains to repayments to the Department of Education that could be required if the OIG concludes that we did not properly calculate the amount of Title IV funds required to be returned for learners who withdrew from Capella University without providing an official notification of such withdrawal and without engaging in academic activity prior to such withdrawal. If it is determined that we improperly withheld any portion of these funds, we would be required to return the improperly withheld funds. For the three-year audit period, and for the 2005-2006 Title IV award year, we estimate that the total amount of Title IV funds not returned for learners who withdrew without providing official notification was less than $1.0 million, including interest, but not including fines and penalties.
     In addition to the DOE and state higher education regulatory bodies, other governmental entities exercise oversight authority over our business practices. In April 2007, we received inquiries from the New York and Minnesota Attorneys General in connection with their ongoing reviews of financial aid practices at various colleges and universities. We are in discussions with both the New York and Minnesota Attorneys General regarding their inquiries and possible resolution of these matters.
     As part of its inquiry, the New York Attorney General had requested information regarding the relationship between Student Loan Xpress, one of 15 institutions currently listed by us as a recommended student lender, and Timothy Lehmann, our Director of Financial Aid.
     On April 19, 2007, we received a letter of inquiry from U.S. Senator Edward Kennedy, Chairman of the Senate Health, Education, Labor and Pensions Committee, related to the Committee’s oversight of the federally-guaranteed student loan program. This inquiry appears to focus primarily on the relationship between Student Loan Xpress and Mr. Lehmann. We are in the process of responding to the inquiry from Senator Kennedy’s office.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
   Market Risk
     We have no derivative financial instruments or derivative commodity instruments. We believe the risk related to marketable securities is limited due to the adherence to our investment policy that requires marketable securities to have a minimum Standard & Poor’s rating of A minus (or equivalent). All of our marketable securities as of March 31, 2007 and December 31, 2006 consisted of cash equivalents and marketable securities rated A minus or higher.
   Interest Rate Risk
     We manage interest rate risk by investing excess funds in cash equivalents and marketable securities bearing variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At March 31, 2007, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.
Item 4. Controls and Procedures
   Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are effective, as of March 31, 2007, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not at this time a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, would be expected to have a material adverse effect on our business, financial condition or results of operation.
Item 1A. Risk Factors
     Other than with respect to the risk factors below, there have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006.
     We revise the last paragraph of the risk factor captioned “The Office of Inspector General of the U.S. Department of Education has commenced a compliance audit of Capella University which is ongoing and which may result in repayment of Title IV funds, interest, fines, penalties, remedial action, and damage to our reputation in the industry,” which risk factor now reads, in its entirety, as follows:
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
     We do not yet know the full scope of the OIG’s findings; however, based on the field auditors’ preliminary audit exceptions and our verbal communications with the OIG audit staff, we believe that the audit is primarily focused upon whether we properly calculated the amount of Title IV funds required to be returned for learners who withdrew from Capella University without providing an official notification of withdrawal and without engaging in any academic activity prior to such withdrawal. Based on its review to date, the OIG audit staff has identified several such learners for whom it believes proper returns of Title IV funds were not made. If it is determined that we improperly withheld any portion of these funds, we would be required to return the improperly withheld funds, with interest (and possibly fines and penalties). As part of our internal process of continuously evaluating and attempting to improve our policies and procedures, prior to the initiation of the OIG audit we had already begun modifying our policies and procedures for determining whether a learner is engaged in any academic activity. We developed these policies and procedures during spring 2006 and fully implemented them for the 2006-2007 financial aid year. For the three-year audit period, and for that portion of the 2005-2006 award year prior to our change in policies and procedures described above, we estimate that the total amount of the Title IV funds not returned for learners who withdrew without providing official notification was less than $1.0 million, including interest, but not including any fines or penalties.
     We believe the audit is also focused upon our policies and procedures for disbursing Title IV funding to learners, and focused to a lesser extent on our communication to our learners of our satisfactory academic progress policy, our exit counseling for federal student loan recipients, and our review of learners’ financial aid histories prior to disbursing Title IV funding. See “Regulatory Environment — Regulation of Federal Student Financial Aid Programs — Compliance Reviews” for information about the OIG audit staff’s inquiries.
     The OIG informed us that it completed its field work in January 2007, and based on our conversations with the OIG, we believe it will issue a draft audit report for our response and comment shortly. We expect that the OIG will not issue a final report until several months thereafter. At this time, we expect that the OIG will ultimately identify findings of noncompliance in its final audit report, and that it will likely recommend remedial actions to the Office of Federal Student Aid, including that Capella University refund certain federal student aid funds, modify its Title IV administration procedures and pay fines or penalties. Because of the ongoing nature of the OIG audit, we can neither know nor predict with certainty the ultimate extent of the draft or final audit findings, or the potential liability or remedial actions that might result. Such findings and related remedial action may have an adverse impact on our reputation in the industry, our cash flows and results of operations and our ability to recruit learners, and may have an adverse effect on our stock price. The possible effects of a finding of a regulatory violation (including refunds, fines, penalties and limitations, conditions, suspension or termination of our participation in Title IV programs) are described more fully in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 in Part I, Item 1 “Business — Regulation — Regulation of Federal Student Financial Aid Programs —Potential Effect of Regulatory Violations.”
     We add the following disclosure in “Risk Factors — Risks Related to the Extensive Regulation of Our Business,” immediately following the risk factor captioned “If Capella University does not maintain its authorization in Minnesota, it may not operate or participate in Title IV programs.”
Investigations by state attorneys general, Congress and governmental agencies regarding relationships between loan providers and education institutions and their financial aid officers may have a material and adverse impact on our reputation and results of operations.
     On April 9, 2007, we received from the State of New York Office of the Attorney General (the “NY Attorney General”) a letter informing us of its investigation of post-secondary education institutions, financial aid officers and student loan providers regarding possible deceptive practices in the marketing of both private student loans and loans provided by such lenders under the Federal Family Education Loan (“FFEL”) program. In its April 9, 2007 letter, the NY Attorney General advised us that it is investigating past consulting work performed for Student Loan Express Inc. (“SLX”) by Timothy Lehmann, our Director of Financial Aid, and financial aid practices of Capella University. In connection with its investigation of Mr. Lehmann and Capella University, the NY Attorney General had requested that we undertake to determine whether any other financial aid officers received any payments, whether through consulting agreements or otherwise, stock or other benefits from any other lending institutions and to provide additional information concerning our recommended lenders. Additionally on April 23, 2007, we received an inquiry from the Minnesota Attorney General (the “MN Attorney General”) regarding these matters. We are in discussions with both the NY and MN Attorneys General regarding their inquiries and possible resolution of these matters. We anticipate changes in the manner in which we interact with student loan lenders to reduce the potential for conflict of interest. However, due to the ongoing nature of the inquiries of the NY and MN Attorneys General, we cannot assure investors that we will be successful in resolving these matters with the NY and MN Attorney General or that any such resolution will not have a material and adverse effect on us or the price of our common stock.

     In response to the April 9, 2007 letter from the NY Attorney General, we conducted our own internal review of these matters, including our relations with both private loan and FFEL program lenders. In order to facilitate this internal review, Mr. Lehmann was placed on paid administrative leave. Mr. Lehmann currently remains on leave, and is not involved with the on-going operations of our financial aid department.
     Our internal review of our financial aid practices determined that during the 2005-2006 school year, Student Loan Xpress contracted with Mr. Lehmann for consulting services, for which he was paid approximately $12,400, including expenses. Mr. Lehmann also received less than $3,000 in honoraria ($2,000 of which has been returned) for his service as a speaker or evaluator at certain industry events. These arrangements were not approved by us, were in violation of our Code of Business Conduct, and were not previously revealed to management.
     The review further determined that Mr. Lehmann received travel, lodging, meals, entertainment and gifts from Student Loan Xpress and other lenders as part of their sales and marketing initiatives. Mr. Lehmann also served on advisory boards of Student Loan Xpress and other lenders. His travel and lodging expenses in conjunction with board meetings were paid by the lenders, and he received meals, entertainment and gifts at those functions.
     The internal review also determined that other Capella employees associated with our financial aid department visited lenders and were reimbursed by the lenders for travel, lodging and meals. These employees received nominal gifts and nominal entertainment from Student Loan Xpress and other lenders.
     Finally, the internal review determined that we occasionally received minimal temporary administrative services from employees of several student lenders.
     The actions of the NY and MN Attorneys General came at a time of increased scrutiny of student lending practices. Other state attorneys general have also commenced inquiries of student loan practices. Both the U.S. House of Representatives and U.S. Senate are currently considering legislation that would, among other things, require educational institutions to fully disclose any special relationships or agreements with lenders, including the basis for any preferred lender status. In addition, the legislation would ban most gifts and incentives from lenders to colleges and universities. In connection with such pending legislation and Congressional oversight of the student loan industry, on April 19, 2007, we received a letter of inquiry from U.S. Senator Edward Kennedy, Chairman of the Senate Health, Education, Labor and Pensions Committee, related to the Committee’s oversight of the federally-guaranteed student loan program. This inquiry appears to focus primarily on the relationship between Student Loan Xpress and Mr. Lehmann. We are in the process of responding to the inquiry from Senator Kennedy’s office, and at this time cannot predict the duration, scope or outcome of this inquiry.
     In addition, the U.S. Department of Education is considering regulations that would largely restrict gifts and incentives that lenders can provide to colleges, closely regulate the manner in which colleges select preferred lenders, and require greater disclosure to students about any preferred lender relationships. The Secretary of the Department of Education recently announced the formation of a Task Force on Student Loans to examine and recommend regulations pertaining to lender issues. The Task Force, which will be composed of representatives from various Department of Education officers, will focus on issues such as preferred lender lists and prohibited lender inducements.
     Because of the evolving nature of these various inquiries, we can neither know nor predict with certainty their outcome, or the potential liability or remedial actions that might result from these or potentially other inquiries. Similarly, we cannot predict at this time the outcome of legislative or regulatory initiatives. Any of these actions may have a material and adverse impact on our reputation in the industry, our relationships with the agencies that regulate our business, our participation in Title IV programs, our cash flows and results of operations and our ability to recruit learners and, accordingly, may have a material and adverse effect on our stock price.

     We delete the risk factor captioned, “Our regulatory environment and our reputation may be negatively influenced by the actions of other for-profit institutions” and replace it with the following disclosure:
Our regulatory environment and our reputation may be negatively influenced by the actions of other post-secondary educational institutions.
     We are part of a large and highly regulated post-secondary education market that includes public and private two-year and four-year colleges, and other for-profit institutions. In recent years, regulatory investigations and civil litigation have been commenced against several companies that own for-profit educational institutions, as well as against public and private non-profit institutions. These investigations and lawsuits have alleged, among other things, deceptive trade practices and non-compliance with Department of Education regulations or state consumer protection laws. These allegations have attracted adverse media coverage and have been the subject of legislative hearings and regulatory actions at both the federal and state levels. Although the media, regulatory and legislative focus has been primarily upon the allegations made against specific companies and institutions, broader allegations against the overall post-secondary education sector may negatively impact public perceptions of other educational institutions, including Capella University. Adverse media coverage regarding other companies in the for-profit school sector or public and private non-profit institutions, or regarding us directly, could damage our reputation, could result in lower enrollments, revenues and operating profit, and could have a negative impact on our stock price. Such allegations could also result in increased scrutiny and regulation by the Department of Education, Congress, accrediting bodies, state legislatures or other governmental authorities on all educational institutions, including us.
     We revise the second paragraph of the risk factor captioned, “We may not be able to retain our key personnel or hire and retain the personnel we need to sustain and grow our business,” which risk factor now reads, it its entirety, as follows:
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
     Our success also depends in large part upon our ability to attract and retain highly qualified faculty, school directors, administrators and corporate management. In March 2007, we began a national search for a new president of Capella University, a position currently held by Dr. Michael Offerman who is transitioning to a new executive position at Capella. Due to the nature of our business, we face significant competition in attracting and retaining personnel who possess the skill sets we seek. In addition, key personnel may leave us and subsequently compete against us. We do not carry life insurance on our key personnel for our benefit. The loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could impair our ability to successfully sustain and grow our business, which could in turn materially and adversely affect our results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
     None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     Purchases of Capella Education Company common stock made by an affiliate of the company, the Capella Education Company Employee Stock Ownership Plan, during the three months ended March 31, 2007, are as follows:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	That May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs
1/1/2007 to 1/31/2007	8,371	$25.03	—	—
2/1/2007 to 2/28/2007	—	—	—	—
3/1/2007 to 3/31/2007	1,846	$32.15	—	—

Total	10,217	$26.31	—	—
     All shares of common stock reflected in the table were purchased by the Employee Stock Ownership Plan in open-market transactions under a written plan adopted pursuant to Securities Act Rule 10b5-1. The shares purchased in January were acquired with the proceeds of the special distribution that was paid to the Employee Stock Ownership Plan on November 21, 2006. The shares purchased in March were acquired with funds from the Company for the 2006 annual Employee Stock Ownership Plan contribution. The Company does not have a publicly announced plan or program for the repurchase of its common stock.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     (a) Exhibits

Number	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 11, 2006.

3.2	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2006.

4.1	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 19, 2006.

10.1*	Annual Incentive Plan – Management Employees – 2007	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2007.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CAPELLA EDUCATION COMPANY

/s/ Stephen G. Shank	May 7, 2007

Stephen G. Shank
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Lois M. Martin	May 7, 2007

Lois M. Martin
Senior Vice President and Chief
Financial Officer (Principal Financial Officer)

/s/ Amy L. Drifka	May 7, 2007

Amy L. Drifka
Vice President and Controller
(Principal Accounting Officer)