Form 10-Q
period 2007-06-30
CAPELLA EDUCATION CO
filed 2007-08-02
CIK 1104349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of shares of common stock outstanding as of July 31, 2007, was 16,717,076.

CAPELLA EDUCATION COMPANY

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CAPELLA EDUCATION COMPANY

Consolidated Balance Sheets

	As of June 30, 2007	As of December 31, 2006
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$34,030	$22,491
Marketable securities	75,224	65,170
Accounts receivable, net of allowance of $862 at 6/30/2007 and $1,119 at 12/31/2006	6,882	7,401
Prepaid expenses and other current assets	4,819	3,703
Deferred income taxes	1,799	1,800

Total current assets	122,754	100,565
Property and equipment, net	33,179	28,749

Total assets	$155,933	$129,314

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,325	$5,113
Accrued liabilities	19,481	18,598
Income taxes payable	—	214
Deferred revenue	6,902	7,488
Current portion of capital lease obligations	—	5

Total current liabilities	29,708	31,418
Deferred rent	1,496	1,813
Capital lease obligations	—	7
Deferred income taxes	1,905	2,331

Total liabilities	33,109	35,569
Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares — 100,000
Issued and outstanding shares — 16,715 at 6/30/2007 and 16,002 at 12/31/2006	167	160
Additional paid-in capital	176,972	156,513
Accumulated other comprehensive income (loss)	(21)	(7)
Retained earnings (accumulated deficit)	(54,294)	(62,921)

Total shareholders’ equity	122,824	93,745

Total liabilities and shareholders’ equity	$155,933	$129,314

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except per share amounts)
Revenues	$53,918	$43,518	$106,742	$85,376
Costs and expenses:
Instructional costs and services	24,587	20,967	48,110	41,342
Marketing and promotional	16,850	13,264	35,170	27,573
General and administrative	6,518	5,084	12,499	10,374

Total costs and expenses	47,955	39,315	95,779	79,289

Operating income	5,963	4,203	10,963	6,087
Other income, net	1,132	1,055	2,224	1,971

Income before income taxes	7,095	5,258	13,187	8,058
Income tax expense	2,312	2,203	4,560	3,361

Net income	$4,783	$3,055	$8,627	$4,697

Net income per common share:
Basic	$0.29	$0.26	$0.53	$0.40

Diluted	$0.28	$0.25	$0.51	$0.39

Weighted average number of common shares outstanding:
Basic	16,401	11,689	16,209	11,671

Diluted	17,213	12,013	16,957	12,001

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
	(In thousands)
Operating activities
Net income	$8,627	$4,697
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	1,605	1,204
Depreciation and amortization	4,750	4,096
Amortization of investment discount/premium	15	(86)
Asset impairment	31	22
Stock-based compensation	1,732	2,107
Noncash equity-related expense	—	226
Excess tax benefits from stock-based compensation	(2,025)	(28)
Deferred income taxes	(417)	(549)
Changes in operating assets and liabilities:
Accounts receivable	(1,086)	(1,024)
Prepaid expenses and other assets	454	505
Accounts payable and accrued liabilities	126	(2,268)
Income taxes payable	1,085	3,808
Deferred rent	(317)	(273)
Deferred revenue	(586)	(1,373)

Net cash provided by operating activities	13,994	11,064

Investing activities
Capital expenditures	(10,253)	(6,595)
Purchases of marketable securities	(138,302)	(115,609)
Sales of marketable securities	128,212	105,213

Net cash used in investing activities	(20,343)	(16,991)

Financing activities
Payments of capital lease obligations and notes payable	(1)	(1,461)
Excess tax benefits from stock-based compensation	2,025	28
Net proceeds from exercise and repurchase of stock options	4,823	(139)
Net proceeds from issuance of common stock	11,041	—
Employee Stock Ownership Plan distributions	—	(10)

Net cash provided by (used in) financing activities	17,888	(1,582)

Net increase (decrease) in cash and cash equivalents	11,539	(7,509)
Cash and cash equivalents at beginning of period	22,491	13,972

Cash and cash equivalents at end of period	$34,030	$6,463

Supplemental disclosures of cash flow information
Interest paid	$—	$18

Income taxes paid	$3,863	$101

Noncash transactions:
Purchase of equipment through capital lease obligations	$—	$16

Purchase of equipment included in accounts payable and accrued liabilities	$1,047	$2,590

Retirement of equipment financed through capital lease obligations	$11	$—

Issuance of common stock to the Employee Stock Ownership Plan	$—	$1,241

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

Marketable Securities

The Company accounts for marketable securities in accordance with the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115). FAS 115 addresses the accounting and reporting for marketable fixed maturity and equity securities. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s marketable securities are classified as available-for-sale as of June 30, 2007 and December 31, 2006. Available-for-sale marketable securities are carried at fair value as determined by quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of shareholders’ equity. Unrealized losses considered to be other-than-temporary are recognized currently in earnings. The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest and dividend income and realized gains and losses are included in investment income. Included in marketable securities are certain securities that contain interest rate reset dates at regular intervals, allowing for the Company to liquidate the marketable securities within three months throughout the term of the contract. The Company classifies all marketable securities as current assets in accordance with Accounting Research Bulletin (ARB) No. 43, Restatement and Revision of Accounting Research Bulletins, because the assets are available to fund current operations.

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

The table below is a reconciliation of the numerator and denominator in the basic and diluted net income per common share calculation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)
Numerator:
Net income	$4,783	$3,055	$8,627	$4,697
Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	16,401	11,689	16,209	11,671
Effect of dilutive stock options and warrants	812	324	748	330

Denominator for diluted net income per common share	17,213	12,013	16,957	12,001

Basic net income per common share	$0.29	$0.26	$0.53	$0.40
Diluted net income per common share	$0.28	$0.25	$0.51	$0.39

Options to purchase 36 and 700 common shares, respectively, were outstanding but not included in the computation of diluted net income per common share in the three months ended June 30, 2007 and 2006, respectively, because their effect would be antidilutive. Options to purchase 24 and 585 common shares, respectively, were outstanding but not included in the computation of diluted net income per common share in the six months ended June 30, 2007 and 2006, respectively, because their effect would be antidilutive.

4. Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $269 of total gross unrecognized tax benefits. Of this total, $175 (net of the federal benefit on state issues), represents the amount of unrecognized tax benefits that, if recognized, would favorably affect its effective income tax rate in future periods. There were no material adjustments for the unrecognized income tax benefits in the first half of 2007.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Currently, no jurisdictions are under examination.

The Company continues to recognize interest and penalties related to uncertain tax positions in income tax expense. Upon adoption of FIN 48, the Company had less than $1 of accrued interest related to uncertain tax positions.

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

The Company does not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months. Immaterial amounts of interest expense will continue to accrue. In September of 2007, the statute of limitations will expire on federal issues related to tax years 1995-1997. The Company does not believe that this will have a material impact on the unrecognized tax benefits.

5. Accrued Liabilities

Accrued liabilities consist of the following:

	As of June 30, 2007	As of December 31, 2006
	(Unaudited)
Accrued compensation and benefits	$5,269	$3,618
Accrued instructional fees	4,335	4,470
Accrued vacation	1,478	1,047
Customer deposits	1,226	1,218
Other	7,173	8,245

	$19,481	$18,598

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

7. Stock-Based Compensation

The table below reflects our stock-based compensation expense recognized in the consolidated statements of income for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)
Instructional costs and services	$337	$260	$587	$450
Marketing and promotional	205	134	328	232
General and administrative	506	929	817	1,425

Stock-based compensation expense included in operating income	1,048	1,323	1,732	2,107
Tax benefit	267	371	417	549

Stock-based compensation expense, net of tax	$781	$952	$1,315	$1,558

The total stock-based compensation expense recognized during the three and six months ended June 30, 2006 included $597 and $893, respectively, of compensation expense related to performance-based stock options. The total income tax benefit recognized during the three and six months ended June 30, 2006 included $224 and $335, respectively, of income tax benefit related to performance-based stock options.

Option activity is summarized as follows:

Service-based Stock Options	Available for Grant	Plan Options Outstanding		Weighted- Average Exercise Price per Share
		Incentive	Non-Qualified
Balance, December 31, 2006	1,978	978	1,010	$16.46
Granted	(66)	—	66	35.67
Exercised	—	(246)	(85)	12.41
Canceled	2	(3)	(2)	15.31

Balance, June 30, 2007 (unaudited)	1,914	729	989	17.98

Performance-based Stock Options
Balance, December 31, 2006		1	189	$20.00
Exercised		(1)	(39)	20.00

Balance, June 30, 2007 (unaudited)		—	150	20.00

Service-based Stock Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at June 30, 2007 (unaudited)	1,718	$17.98	6.6	$48,193
Vested and expected to vest, June 30, 2007 (unaudited)	1,655	$17.85	6.5	$46,625
Exercisable, June 30, 2007 (unaudited)	836	$15.69	5.6	$25,364

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on June 30, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

During the year ended December 31, 2006, the Company granted performance-based stock options to purchase 255 shares of common stock at a weighted-average exercise price per share of $20.00. At December 31, 2006, 74.5% of these performance-based stock options vested and were exercisable based on meeting certain performance thresholds related to planned revenue and income before income taxes. The remaining 25.5% of these performance-based stock options were canceled. The outstanding performance-based stock options had a weighted-average remaining contractual life of 8.6 years and an aggregate intrinsic value of $3,923 at June 30, 2007.

The following table summarizes information regarding all stock option exercises for the six months ended June 30, 2007 (unaudited):

Proceeds from stock options exercised	$4,823
Tax benefits related to stock options exercised	2,869
Intrinsic value of stock options exercised	8,333

Intrinsic value of stock options exercised is estimated by taking the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of options exercised for each option holder and then aggregated.

As of June 30, 2007, total compensation cost related to nonvested service-based stock options not yet recognized was $5,947, which is expected to be recognized over the next 27 months on a weighted-average basis.

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

Political and budgetary concerns significantly affect the Title IV Programs. Congress reauthorizes the HEA and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in 1998. Although the process for reauthorization of the HEA is underway, there is no assurance on when or if it will be completed. Because reauthorization has not yet been completed in a timely manner, Congress has extended the current provisions of the HEA through October 31, 2007. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of June 30, 2007, programs in which the Company’s learners participate are operative and sufficiently funded.

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

In addition to the DOE and state higher education regulatory bodies, other governmental entities exercise oversight authority over our business practices. In April 2007, we received inquiries from the New York and Minnesota Attorneys General in connection with their ongoing reviews of financial aid practices at various colleges and universities. As part of its inquiry, the New York Attorney General requested information regarding the relationship between Student Loan Express, one of 15 institutions currently listed by us as a recommended student lender, and Timothy Lehmann, our former Director of Financial Aid.

On May 15, 2007, we announced settlements with the attorneys general of New York and Minnesota. In connection with these settlements, the Company has adopted a code of conduct recently established by the New York Attorney General, which is similar to our existing financial aid practices. We did not pay any fines or restitution in connection with these settlements.

On April 19, 2007, we received a letter of inquiry from U.S. Senator Edward Kennedy, Chairman of the Senate Health, Education, Labor and Pensions Committee (HELP Committee), related to the Committee’s oversight of the federally-guaranteed student loan program. We have responded to this inquiry, which appeared to focus on similar issues to those raised by the New York Attorney General. On June 14, 2007, the HELP Committee released its “Report on Marketing Practices in the Federal Family Education Loan Program.” While the Committee’s inquiry into Capella has not officially concluded, we have received no further requests for information or to appear before the Committee.

On May 21, 2007, we received a letter of inquiry from the OIG. This inquiry focused on similar issues to those raised by the Attorneys General and Senator Kennedy’s committee, and we are working with the OIG to respond to their inquiry.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as updated in our Form 10-Q for the quarter ended March 31, 2007, and other subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this report on Form 10-Q. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission (SEC).

Overview

Background

We are an exclusively online post-secondary education services company. Our wholly owned subsidiary, Capella University, is a regionally accredited university that offers a variety of undergraduate and graduate degree programs primarily delivered to working adults. At June 30, 2007, we offered over 800 courses and 17 academic programs with 89 specializations at the graduate and undergraduate levels to approximately 19,900 learners.

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

Additionally, in November 2006, we completed an initial public offering of our common stock. During the first half of 2007, we introduced four new programs, including doctoral, master’s and bachelor’s programs in public safety, and fifteen new specializations.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. During the six months ended June 30, 2007, there have been no significant changes in our critical accounting policies.

Results of Operations

The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Instructional costs and services	45.6	48.2	45.1	48.4
Marketing and promotional	31.3	30.5	32.9	32.3
General and administrative	12.0	11.6	11.7	12.2

Total costs and expenses	88.9	90.3	89.7	92.9

Operating income	11.1	9.7	10.3	7.1
Other income, net	2.1	2.4	2.1	2.3

Income before income taxes	13.2	12.1	12.4	9.4
Income tax expense	4.3	5.1	4.3	3.9

Net income	8.9%	7.0%	8.1%	5.5%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues. Our revenues for the three months ended June 30, 2007 were $53.9 million, representing an increase of $10.4 million, or 23.9%, as compared to revenues of $43.5 million for the three months ended June 30, 2006. Of this increase, 21.1 percentage points were due to increased enrollments and 2.7 percentage points were due to tuition increases, which was partially offset by a 1.1 percentage point decrease due to a larger proportion of master’s learners, who generated less revenue per learner than our doctoral learners. End-of-period enrollment increased 24.0% in 2007 compared to 2006. Tuition increases in 2006 generally ranged from 2% to 6% and were implemented during July 2006.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended June 30, 2007 were $24.6 million, representing an increase of $3.6 million, or 17.3%, as compared to instructional costs and services expenses of $21.0 million for the three months ended June 30, 2006. This increase was primarily due to an increase in learner support services and increases in instructional pay as a result of the increase in enrollments. Our instructional costs and services expenses as a percentage of revenues decreased by 2.6 percentage points to 45.6% for the three months ended June 30, 2007, as compared to 48.2% for the three months ended June 30, 2006. This decrease in 2007 was driven by improvements in our variable cost structure due to ongoing work on process improvements, including more efficient course scheduling and use of faculty, and a higher mix of capitalized software projects versus expense projects in 2007 as compared to 2006.

Marketing and promotional expenses. Our marketing and promotional expenses for the three months ended June 30, 2007 were $16.9 million, representing an increase of $3.6 million, or 27.0%, as compared to marketing and promotional expenses of $13.3 million for the three months ended June 30, 2006. This increase was driven by greater spending in targeted marketing and online media, and an increase in recruitment and marketing staffing. Our marketing and promotional expenses as a percentage of revenues increased by 0.8 percentage points to 31.3% for the three months ended June 30, 2007, from 30.5% for the three months ended June 30, 2006, due to an increase in marketing staffing to drive increased enrollment effectiveness and brand differentiation in our target markets.

General and administrative expenses. Our general and administrative expenses for the three months ended June 30, 2007 were $6.5 million, representing an increase of $1.4 million, or 28.2%, as compared to general and administrative expenses of $5.1 million for the three months ended June 30, 2006. This increase was primarily attributable to higher legal costs and increases in costs related to being a public company. Our general and administrative expenses as a percentage of revenues increased by 0.4 percentage points to 12.0% for the three months ended June 30, 2007, from 11.6% for the three months ended June 30, 2006 due to increased legal costs.

Other income, net. Other income, net increased by $0.08 million, or 7.3%, to $1.1 million for the three months ended June 30, 2007, from $1.1 million for the three months ended June 30, 2006. The increase was principally due to increased levels of interest income on higher average cash and marketable securities balances, partially offset by lower levels of interest income from the higher proportion of tax-exempt investments in the second quarter of 2007. We expect other income, net in 2007 to be consistent with or less than other income, net in 2006 due to the use of tax-exempt investments, which earn lower interest rates.

Income tax expense. We recognized tax expense for the three months ended June 30, 2007 and 2006 of $2.3 million and $2.2 million, respectively, or at effective tax rates of 32.6% and 41.9%, respectively. The decrease in our effective tax rate in 2007 from 2006 was primarily due to the increased use of tax-exempt investments, a decrease in the impact of non-deductible FAS 123(R) stock-based compensation expense for incentive stock options and a decrease in the amount of non-deductible meals and entertainment expenses. The difference in our second quarter effective tax rate as compared to our year-to-date effective tax rate is due to the decrease in our annual effective tax rate of 1.0 percentage point from the three months ended March 31, 2007 to the three months ended June 30, 2007 as a result of accelerated use of tax-exempt investments. The effect of the rate reduction occurred during the three months ended June 30, 2007.

Net income. Net income was $4.8 million for the three months ended June 30, 2007, compared to net income of $3.1 million for the three months ended June 30, 2006, an increase of $1.7 million, because of the factors discussed above.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues. Our revenues for the six months ended June 30, 2007 were $106.7 million, representing an increase of $21.4 million, or 25.0%, as compared to revenues of $85.4 million for the six months ended June 30, 2006. Of this increase, 22.1 percentage points were due to increased enrollments and 2.7 percentage points were due to tuition increases, which was partially offset by a 1.1 percentage point decrease due to a larger proportion of master’s learners, who generated less revenue per learner than our doctoral learners. End-of-period enrollment increased 24.0% in 2007 compared to 2006. Tuition increases in 2006 generally ranged from 2% to 6% and were implemented during July 2006.

Instructional costs and services expenses. Our instructional costs and services expenses for the six months ended June 30, 2007 were $48.1 million, representing an increase of $6.8 million, or 16.4%, as compared to instructional costs and services expenses of $41.3 million for the six months ended June 30, 2006. This increase was primarily due to an increase in learner support services and increases in instructional pay as a result of the increase in enrollments. Our instructional costs and services expenses as a percentage of revenues decreased by 3.3 percentage points to 45.1% for the six months ended June 30, 2007, as compared to 48.4% for the six months ended June 30, 2006. This decrease in 2007 was driven by improvements in our variable cost structure due to ongoing work on process improvements, including more efficient course scheduling and use of faculty, and a higher mix of capitalized software projects versus expense projects in 2007 as compared to 2006.

Marketing and promotional expenses. Our marketing and promotional expenses for the six months ended June 30, 2007 were $35.2 million, representing an increase of $7.6 million, or 27.6%, as compared to marketing and promotional expenses of $27.6 million for the six months ended June 30, 2006. This increase was driven by greater spending in online media and an increase in recruitment and marketing staffing. Our marketing and promotional expenses as a percentage of revenues increased by 0.6 percentage points to 32.9% for the six months ended June 30, 2007, from 32.3% for the six months ended June 30, 2006 due to an increase in marketing staffing to drive increased enrollment effectiveness and brand differentiation in our target markets.

General and administrative expenses. Our general and administrative expenses for the six months ended June 30, 2007 were $12.5 million, representing an increase of $2.1 million or 20.5%, as compared to general and administrative expenses of $10.4 million for the six months ended June 30, 2006. This increase was primarily attributable to increases in costs related to being a public company, an increase in legal costs and higher recruiting costs for key management positions. Our general and administrative expenses as a percentage of revenues decreased by 0.5 percentage points to 11.7% for the six months ended June 30, 2007, from 12.2% for the six months ended June 30, 2006. This decrease was primarily due to a decrease in expenses related to the enterprise resource planning system due to an increase in the mix of capitalized software projects versus expense-related projects in 2007 as compared to 2006, and a decrease in training costs related to the enterprise resource planning system.

Other income, net. Other income, net increased by $0.3 million, or 12.8%, to $2.2 million for the six months ended June 30, 2007, from $2.0 million for the six months ended June 30, 2006. The increase was primarily due to increased levels of interest income on higher average cash and marketable securities balances, partially offset by lower levels of interest income from the higher proportion of tax-exempt investments in the six months of 2007.

Income tax expense. We recognized tax expense for the six months ended June 30, 2007 and 2006 of $4.6 million and $3.4 million, respectively, or at effective tax rates of 34.6% and 41.7%, respectively. The decrease in our effective tax rate in 2007 from 2006 was primarily due to the increased use of tax-exempt investments, a decrease in the impact of non-deductible FAS 123(R) stock-based compensation expense for incentive stock options and a decrease in the amount of non-deductible meals and entertainment expenses.

Net income. Net income was $8.6 million for the six months ended June 30, 2007, compared to net income of $4.7 million for the six months ended June 30, 2006, an increase of $3.9 million, because of the factors discussed above.

Liquidity and Capital Resources

Liquidity

We financed our operating activities and capital expenditures during the six months ended June 30, 2007 and 2006 primarily through cash provided by operating activities. Our cash, cash equivalents and marketable securities were $109.3 million and $87.7 million at June 30, 2007 and December 31, 2006, respectively.

In August 2004, we entered into an unsecured $10.0 million line of credit with Wells Fargo Bank. The line of credit has an expiration date of June 30, 2008. There have been no borrowings to date under this line of credit, therefore $10.0 million is available. Any borrowings would bear interest at a rate of either LIBOR plus 2.5% or the bank’s prime rate, at our discretion on the borrowing date.

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

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash, cash equivalents and marketable securities, will provide adequate funds for ongoing operations and planned capital expenditures for the foreseeable future.

Operating Activities

Net cash provided by operating activities was $14.0 million and $11.1 million for the six months ended June 30, 2007 and 2006, respectively. The increase from 2006 to 2007 was primarily due to the $3.9 million increase in net income; the $2.4 million increase in accounts payable and accrued liabilities related to the timing of vendor payments; and the $1.1 million increase in depreciation and bad debt expense. This was offset by the $4.7 million decrease in income taxes payable related primarily to excess tax benefits from stock-based compensation recorded upon the exercise of stock options, as well as our lower effective tax rate and higher tax payments in 2007.

Investing Activities

Our cash used in investing activities is primarily related to the purchase of property and equipment and investment in marketable securities. Net cash used in investing activities was $20.3 million and $17.0 million for the six months ended June 30, 2007 and 2006, respectively. Investment in marketable securities consists of purchases and sales of auction rate, asset-backed, U.S. agency and corporate debt securities, tax-exempt municipals, repurchase agreements and money market funds.

Net purchases of these securities were $10.1 million and $10.4 million during the six months ended June 30, 2007 and 2006, respectively. Capital expenditures were $10.3 million and $6.6 million for the six months ended June 31, 2007 and 2006, respectively. The increase in 2007 from 2006 was primarily due to the implementation of additional modules of our enterprise resource planning system and the development of our new online visitor center website.

We expect to continue to invest in integrating most of our business systems with an enterprise resource planning system. We expect that once implemented, this integration of our systems and processes will improve efficiencies within our instructional costs and services, marketing and promotional and general and administrative expenses. We expect that our capital expenditures in 2007 will be approximately $16.0 million to $16.5 million. Our estimated capital expenditures for 2007 increased due to investment pullforward from 2008 capital expenditures, greater investment for future productivity gains and a lower purchase of equipment through accounts payable and accrued liabilities expected at December 31, 2007 than December 31, 2006. We expect to be able to fund these capital expenditures with cash generated from operations.

We lease all of our facilities. We expect to make future payments on existing leases from cash generated from operations.

Financing Activities

Net cash provided by financing activities was $17.9 million for the six months ended June 30, 2007, and net cash used in financing activities was $1.6 million for the six months ended June 30, 2006. Financing activities during the first half of 2007 were primarily related to proceeds of $11.0 million from the issuance of common stock in our May 2007 follow-on offering, $4.8 million in proceeds from stock option exercises and $2.0 million in excess tax benefits. Financing activities during the first half of 2006 were primarily related to payments on notes payable used to finance asset purchases related to our enterprise resource planning system of $1.5 million.

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

In addition to the DOE and state higher education regulatory bodies, other governmental entities exercise oversight authority over our business practices. In April 2007, we received inquiries from the New York and Minnesota Attorneys General in connection with their ongoing reviews of financial aid practices at various colleges and universities. As part of its inquiry, the New York Attorney General requested information regarding the relationship between Student Loan Express, one of 15 institutions currently listed by us as a recommended student lender, and Timothy Lehmann, our former Director of Financial Aid.

On May 15, 2007, we announced settlements with the attorneys general of New York and Minnesota. In connection with these settlements, we have adopted a code of conduct recently established by the New York Attorney General, which is similar to our existing financial aid practices. We did not pay any fines or restitution in connection with these settlements.

On April 19, 2007, we received a letter of inquiry from U.S. Senator Edward Kennedy, Chairman of the Senate Health, Education, Labor and Pensions Committee (HELP Committee), related to the Committee’s oversight of the federally-guaranteed student loan program. We have responded to this inquiry, which appeared to focus on similar issues to those raised by the New York Attorney General. On June 14, 2007, the HELP Committee released its “Report on Marketing Practices in the Federal Family Education Loan Program.” While the Committee’s inquiry into Capella has not officially concluded, we have received no further requests for information or to appear before the Committee.

On May 21, 2007, we received a letter of inquiry from the OIG. This inquiry focused on similar issues to those raised by the Attorneys General and Senator Kennedy’s committee, and we are working with the OIG to respond to their inquiry.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We have no derivative financial instruments or derivative commodity instruments. We believe the risk related to marketable securities is limited due to the adherence to our investment policy that requires marketable securities to have a minimum Standard & Poor’s rating of A minus (or equivalent). All of our marketable securities as of June 30, 2007 and December 31, 2006 consisted of cash equivalents and marketable securities rated A minus or higher.

Interest Rate Risk

We manage interest rate risk by investing excess funds in cash equivalents and marketable securities bearing variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At June 30, 2007, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are effective, as of June 30, 2007, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on May 9, 2007, shareholders voted on the following proposals:

1.	Election of Directors:

	For	Withhold
Gordon A. Holmes	14,483,791	14,369
S. Joshua Lewis	13,382,439	1,115,721
Jody G. Miller	14,492,921	5,239
James A. Mitchell	14,488,299	9,861
Jon Q. Reynolds, Jr.	14,488,811	9,349
Stephen G. Shank	14,459,089	39,071
David W. Smith	14,488,811	9,349
Jeffrey W. Taylor	14,492,921	5,239
Sandra E. Taylor	14,492,921	5,239
Darrell R. Tukua	14,492,921	5,239

2.	To ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2007.

For	Against	Abstain	Broker Non-Vote
14,459,403	38,382	375	0

There were 16,023,250 shares of our common stock entitled to vote at the meeting, and a total of 14,498,160 shares (90.48%) were represented at the meeting.

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

CAPELLA EDUCATION COMPANY

/s/ STEPHEN G. SHANK	August 2, 2007
Stephen G. Shank
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ LOIS M. MARTIN	August 2, 2007
Lois M. Martin
Senior Vice President and Chief
Financial Officer (Principal Financial Officer)

/s/ AMY L. DRIFKA	August 2, 2007
Amy L. Drifka
Vice President and Controller
(Principal Accounting Officer)