Form 10-Q
period 2007-09-30
CAPELLA EDUCATION CO
filed 2007-11-01
CIK 1104349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

The total number of shares of common stock outstanding as of October 26, 2007, was 17,227,818.

CAPELLA EDUCATION COMPANY

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CAPELLA EDUCATION COMPANY

Consolidated Balance Sheets

	As of September 30, 2007	As of December 31, 2006
	(Unaudited)
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$41,462	$22,491
Marketable securities	83,220	65,170
Accounts receivable, net of allowance of $904 at September 30, 2007 and $1,119 at December 31, 2006	7,066	7,401
Prepaid expenses and other current assets	5,887	3,703
Deferred income taxes	1,783	1,800

Total current assets	139,418	100,565
Property and equipment, net	34,014	28,749

Total assets	$173,432	$129,314

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,017	$5,113
Accrued liabilities	24,229	18,598
Income taxes payable	—	214
Deferred revenue	8,270	7,488
Current portion of capital lease obligations	—	5

Total current liabilities	35,516	31,418
Deferred rent	1,336	1,813
Capital lease obligations	—	7
Deferred income taxes	1,933	2,331

Total liabilities	38,785	35,569
Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares — 100,000
Issued and outstanding shares — 16,947 at September 30, 2007 and 16,002 at December 31, 2006	169	160
Additional paid-in capital	183,657	156,513
Accumulated other comprehensive income (loss)	53	(7)
Retained earnings (accumulated deficit)	(49,232)	(62,921)

Total shareholders’ equity	134,647	93,745

Total liabilities and shareholders’ equity	$173,432	$129,314

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited) (In thousands, except per share amounts)
Revenues	$55,530	$43,902	$162,272	$129,278
Costs and expenses:
Instructional costs and services	24,759	20,131	72,869	61,473
Marketing and promotional	17,583	14,967	52,753	42,540
General and administrative	6,865	4,741	19,364	15,115

Total costs and expenses	49,207	39,839	144,986	119,128

Operating income	6,323	4,063	17,286	10,150
Other income, net	1,253	1,123	3,477	3,094

Income before income taxes	7,576	5,186	20,763	13,244
Income tax expense	2,514	2,145	7,074	5,506

Net income	$5,062	$3,041	$13,689	$7,738

Net income per common share:
Basic	$0.30	$0.26	$0.83	$0.66

Diluted	$0.29	$0.25	$0.80	$0.64

Weighted average number of common shares outstanding:
Basic	16,810	11,731	16,411	11,691

Diluted	17,611	12,063	17,177	12,021

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
	(In thousands)
Operating activities
Net income	$13,689	$7,738
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	2,583	2,026
Depreciation and amortization	7,277	6,046
Amortization of investment discount (premium)	139	(236)
Asset impairment	31	23
Stock-based compensation	2,532	2,720
Noncash equity-related expense	—	224
Excess tax benefits from stock-based compensation	(3,942)	(28)
Deferred income taxes	(423)	(654)
Changes in operating assets and liabilities:
Accounts receivable	(2,248)	(2,001)
Prepaid expenses and other current assets	(348)	(1,101)
Accounts payable and accrued liabilities	5,021	(76)
Income taxes payable	3,128	2,811
Deferred rent	(477)	(409)
Deferred revenue	782	1,378

Net cash provided by operating activities	27,744	18,461

Investing activities
Capital expenditures	(14,070)	(11,132)
Purchases of marketable securities	(178,154)	(163,782)
Sales of marketable securities	160,067	151,732

Net cash used in investing activities	(32,157)	(23,182)

Financing activities
Payments of capital lease obligations and notes payable	(1)	(2,189)
Excess tax benefits from stock-based compensation	3,942	28
Net proceeds from exercise and repurchase of stock options	8,527	(108)
Net proceeds from issuance of common stock	10,916	—
Employee Stock Ownership Plan distributions	—	(6)

Net cash provided by (used in) financing activities	23,384	(2,275)

Net increase (decrease) in cash and cash equivalents	18,971	(6,996)
Cash and cash equivalents at beginning of period	22,491	13,972

Cash and cash equivalents at end of period	$41,462	$6,976

Supplemental disclosures of cash flow information
Interest paid	$—	$22

Income taxes paid	$4,354	$3,348

Noncash transactions:
Purchase of equipment through capital lease obligations	$—	$16

Purchase of equipment included in accounts payable and accrued liabilities	$592	$1,771

Retirement of equipment financed through capital lease obligations	$11	$—

Issuance of common stock to the Employee Stock Ownership Plan	$—	$1,241

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

The table below is a reconciliation of the numerator and denominator in the basic and diluted net income per common share calculation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)
Numerator:
Net income	$5,062	$3,041	$13,689	$7,738
Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	16,810	11,731	16,411	11,691
Effect of dilutive stock options and warrants	801	332	766	330

Denominator for diluted net income per common share	17,611	12,063	17,177	12,021

Basic net income per common share	$0.30	$0.26	$0.83	$0.66
Diluted net income per common share	$0.29	$0.25	$0.80	$0.64

Options to purchase 80 and 918 common shares, respectively, were outstanding but not included in the computation of diluted net income per common share in the three months ended September 30, 2007 and 2006, respectively, because their effect would be antidilutive. Options to purchase 43 and 696 common shares, respectively, were outstanding but not included in the computation of diluted net income per common share in the nine months ended September 30, 2007 and 2006, respectively, because their effect would be antidilutive.

4. Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $269 of total gross unrecognized tax benefits. Of this total, $175 (net of the federal benefit on state issues), represents the amount of unrecognized tax benefits that, if recognized, would favorably affect its effective income tax rate in future periods. There were no material adjustments for the unrecognized income tax benefits in the nine months ended September 30, 2007.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Currently, no jurisdictions are under examination.

The Company continues to recognize interest and penalties related to uncertain tax positions in income tax expense. Upon adoption of FIN 48, the Company had less than $1 of accrued interest related to uncertain tax positions.

For federal purposes, tax years 1998-2006 remain open to examination as a result of earlier net operating losses being utilized in recent years. The statute of limitations remains open on the earlier years for three years subsequent to the utilization of net operating losses. For state purposes, the statute of limitations remains open in a similar manner for states that have generated net operating losses.

The Company does not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months. Immaterial amounts of interest expense will continue to accrue. In September of 2007, the statute of limitations expired on federal issues related to tax years 1995-1997. There was no material impact on the unrecognized tax benefits related to the expiration of the statute of limitations for tax years 1995-1997.

5. Accrued Liabilities

Accrued liabilities consist of the following:

	As of September 30, 2007	As of December 31, 2006
	(Unaudited)
Accrued compensation and benefits	$8,521	$3,618
Accrued instructional fees	4,435	4,470
Accrued vacation	1,277	1,047
Customer deposits	1,614	1,218
Other	8,382	8,245

	$24,229	$18,598

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

7. Stock-Based Compensation

The table below reflects our stock-based compensation expense recognized in the consolidated statements of income for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)
Instructional costs and services	$257	$250	$844	$701
Marketing and promotional	157	86	485	317
General and administrative	386	277	1,203	1,702

Stock-based compensation expense included in operating income	800	613	2,532	2,720
Tax benefit	191	105	608	654

Stock-based compensation expense, net of tax	$609	$508	$1,924	$2,066

The total stock-based compensation expense recognized during the three and nine months ended September 30, 2006 included ($85) and $808, respectively, of compensation expense related to performance-based stock options. The total income tax benefit recognized during the three and nine months ended September 30, 2006 included ($32) and $301, respectively, of income tax (expense) benefit related to performance-based stock options. The Company recorded a reduction in stock-based compensation expense and income tax benefit related to performance options in the three months ended September 30, 2006 due to a change in the estimate of the number of options that would vest. There has been no stock-based compensation expense recognized in 2007 for performance-based stock options.

The tables below summarize stock option activity and other stock option information for the periods indicated:

	Available for Grant	Plan Options Outstanding		Weighted- Average Exercise Price
		Incentive	Non-Qualified	per Share
Service-based Stock Options
Balance, December 31, 2006	1,978	978	1,010	$16.46
Granted	(185)	—	185	42.13
Exercised	—	(320)	(206)	13.43
Canceled	43	(27)	(31)	19.74

Balance, September 30, 2007 (unaudited)	1,836	631	958	20.33

Performance-based Stock Options
Balance, December 31, 2006		1	189	$20.00
Exercised		(1)	(77)	20.00

Balance, September 30, 2007 (unaudited)		—	112	20.00

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Service-based Stock Options
Balance at September 30, 2007 (unaudited)	1,589	$20.33	6.5	$56,563
Vested and expected to vest, September 30, 2007 (unaudited)	1,502	$20.06	6.5	$53,856
Exercisable, September 30, 2007 (unaudited)	763	$16.43	5.7	$30,108

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on September 30, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

Restricted stock activity for the nine months ended September 30, 2007 is summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Restricted Stock
Balance, December 31, 2006	—	$—
Granted	1	51.69
Vested	—	—
Forfeited	—	—

Balance, September 30, 2007 (unaudited)	1	$51.69

During the year ended December 31, 2006, the Company granted performance-based stock options to purchase 255 shares of common stock at a weighted-average exercise price per share of $20.00. At December 31, 2006, 74.5% of these performance-based stock options vested and were exercisable based on meeting certain performance thresholds related to planned revenue and income before income taxes. The remaining 25.5% of these performance-based stock options were canceled. The outstanding performance-based stock options had a weighted-average remaining contractual life of 8.4 years and an aggregate intrinsic value of $4,053 at September 30, 2007.

The following table summarizes information regarding all stock option exercises for the nine months ended September 30, 2007 (unaudited):

Proceeds from stock options exercised	$8,527
Tax benefits related to stock options exercised	5,379
Intrinsic value of stock options exercised	16,110

Intrinsic value of stock options exercised is estimated by taking the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of options exercised for each option holder and then aggregated.

As of September 30, 2007, total compensation cost related to nonvested service-based stock options not yet recognized was $7,358, which is expected to be recognized over the next 28 months on a weighted-average basis.

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

The Company performs periodic reviews of its compliance with the various applicable regulatory requirements. The Company has not been notified by any of the various regulatory agencies of any significant noncompliance matters that would adversely impact its ability to participate in Title IV programs, however, the Office of Inspector General (the OIG) of the Department of Education has conducted a compliance audit of the University. The OIG is responsible for, among other things, promoting the effectiveness and integrity of the Department of Education’s programs and operations. The audit commenced on April 10, 2006 and the Company subsequently provided the OIG with periodic information, responded to follow up inquiries and facilitated site visits and access to the Company’s records. The OIG completed its field work in January 2007 and the Company received a draft audit report on August 23, 2007. The draft audit report is preliminary, and is subject to further review and revision by the OIG. The Company provided written comments on the draft audit report to the OIG on September 25, 2007. At some time in the future, the OIG’s final report will be issued to the Acting Chief Operating Officer for Federal Student Aid, who will subsequently issue final findings and requirements for the University. The most significant potential financial exposure from the audit pertains to repayments to the Department of Education that could be required if the OIG concludes that the Company did not properly calculate the amount of Title IV funds required to be returned for learners that withdrew from Capella University without providing an official notification of such withdrawal and without engaging in academic activity prior to such withdrawal. If it is determined that the University improperly withheld any portion of these funds, the University would be required to return the improperly withheld funds. For the three year audit period, and for the 2005-2006 aid year, the Company estimates that the total amount of Title IV funds not returned for learners who withdrew without providing official notification was less than $1.0 million, including interest, but not including fines and penalties.

Political and budgetary concerns significantly affect the Title IV Programs. Congress reauthorizes the HEA and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in 1998. Although the process for reauthorization of the HEA is underway, there is no assurance on when or if it will be completed. Because reauthorization has not yet been completed in a timely manner, Congress has extended the current provisions of the HEA through March 31, 2008. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of September 30, 2007, programs in which the Company’s learners participate are operative and sufficiently funded.

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

In addition to the DOE and state higher education regulatory bodies, other governmental entities exercise oversight authority over our business practices. In April 2007, the Company received inquiries from the New York and Minnesota Attorneys General in connection with their ongoing reviews of financial aid practices at various colleges and universities. As part of its inquiry, the New York Attorney General requested information regarding the relationship between Student Loan Express, one of 15 institutions currently listed by the Company as a recommended student lender, and Timothy Lehmann, the Company’s former Director of Financial Aid.

On May 15, 2007, the Company announced settlements with the attorneys general of New York and Minnesota. In connection with these settlements, the Company has adopted a code of conduct recently established by the New York Attorney General, which is similar to our existing financial aid practices. The Company did not pay any fines or restitution in connection with these settlements.

On April 19, 2007, the Company received a letter of inquiry from U.S. Senator Edward Kennedy, Chairman of the Senate Health, Education, Labor and Pensions Committee (HELP Committee), related to the Committee’s oversight of the federally-guaranteed student loan program. The Company has responded to this inquiry, which appeared to focus on similar issues to those raised by the New York Attorney General. On June 14, 2007, the HELP Committee released its “Report on Marketing Practices in the Federal Family Education Loan Program.” While the Committee’s inquiry into Capella has not officially concluded, the Company has received no further requests for information or to appear before the Committee.

On May 21, 2007, the Company received a letter of inquiry from the OIG. This inquiry focused on similar issues to those raised by the Attorneys General and Senator Kennedy’s committee, and the Company met with OIG personnel in July 2007 and provided documentation to the OIG to respond to their inquiry. The Company has received no further requests for information regarding this inquiry from the OIG since the initial response and meeting.

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

Overview

Background

We are an exclusively online post-secondary education services company. Our wholly owned subsidiary, Capella University, is a regionally accredited university that offers a variety of undergraduate and graduate degree programs primarily delivered to working adults. At September 30, 2007, we offered over 870 courses and 19 academic programs with 101 specializations at the graduate and undergraduate levels to approximately 20,300 learners.

We were founded in 1991, and in 1993 we established our wholly owned university subsidiary, then named The Graduate School of America, to offer doctoral and master’s degrees through distance learning programs in management, education, human services and interdisciplinary studies. In 1995, we launched our online format for delivery of our doctoral and master’s degree programs over the Internet. In 1997, our university subsidiary received accreditation from the North Central Association of Colleges and Schools (later renamed The Higher Learning Commission of the North Central Association of Colleges and Schools). In 1998, we began the expansion of our original portfolio of academic programs by introducing doctoral and master’s degrees in psychology and a master of business administration degree. In 1999, to expand the reach of our brand in anticipation of moving into the bachelor’s degree market, we changed our name to Capella Education Company and the name of our university to Capella University. In 2000, we introduced our bachelor’s degree completion program in information technology, which provided instruction for the last two years of a four-year bachelor’s degree. In 2001, we introduced our bachelor’s degree completion program in business administration. In 2004, we introduced our four-year bachelor’s degree programs in business administration and information technology, as well as three master’s level specializations in education targeted at K-12 teachers. In 2005, we introduced two master’s level specializations in education targeted to higher education and K-12 teachers as well as a master’s in business administration specialization in accounting. In 2006, we introduced seven specializations including healthcare management, accounting and information assurance and security. Additionally, in November 2006, we completed an initial public offering of our common stock. During the nine months ended September 30, 2007, we introduced six new programs and 27 new specializations.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. During the nine months ended September 30, 2007, there have been no significant changes in our critical accounting policies.

Results of Operations

The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses
Instructional costs and services	44.6	45.9	44.9	47.6
Marketing and promotional	31.6	34.0	32.5	32.9
General and administrative	12.4	10.8	11.9	11.7

Total costs and expenses	88.6	90.7	89.3	92.2

Operating income	11.4	9.3	10.7	7.8
Other income, net	2.3	2.6	2.1	2.4

Income before income taxes	13.7	11.9	12.8	10.2
Income tax expense	4.5	4.9	4.4	4.3

Net income	9.2%	7.0%	8.4%	5.9%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenues. Our revenues for the three months ended September 30, 2007 were $55.5 million, representing an increase of $11.6 million, or 26.5%, as compared to revenues of $43.9 million for the three months ended September 30, 2006. Of this increase, 22.5 percentage points were due to increased enrollments and 4.7 percentage points were due to the impact of pricing increases, which was partially offset by a 0.8 percentage point decrease due to a larger proportion of master’s learners, who generated less revenue per learner than our doctoral learners. End-of-period enrollment increased 23.8% in 2007 compared to 2006.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended September 30, 2007 were $24.8 million, representing an increase of $4.6 million, or 23.0%, as compared to instructional costs and services expenses of $20.1 million for the three months ended September 30, 2006. This increase was primarily due to an increase in learner support services and increases in instructional pay as a result of the increase in enrollments. Our instructional costs and services expenses as a percentage of revenues decreased by 1.3 percentage points to 44.6% for the three months ended September 30, 2007, as compared to 45.9% for the three months ended September 30, 2006. This decrease in 2007 was primarily due to a decrease in the ratio between faculty compensation and revenue and increased efficiencies in our information technology department, partially offset by an increase in bonus expense due to a higher expected payout in 2007 than in 2006.

Marketing and promotional expenses. Our marketing and promotional expenses for the three months ended September 30, 2007 were $17.6 million, representing an increase of $2.6 million, or 17.5%, as compared to marketing and promotional expenses of $15.0 million for the three months ended September 30, 2006. This increase was driven by greater spending in targeted marketing and online media and an increase in recruitment and marketing staffing. Our marketing and promotional expenses as a percentage of revenues decreased by 2.4 percentage points to 31.6% for the three months ended September 30, 2007, from 34.0% for the three months ended September 30, 2006. This improvement reflects both proportionately greater marketing spending in the first half of 2007 when compared to 2006 and efficiency improvements across marketing enrollment spending.

General and administrative expenses. Our general and administrative expenses for the three months ended September 30, 2007 were $6.9 million, representing an increase of $2.1 million, or 44.8%, as compared to general and administrative expenses of $4.7 million for the three months ended September 30, 2006. This increase was primarily attributable to increases in costs related to being a public company, an increase in bonus expense due to a higher expected payout in 2007 than in 2006, and higher legal costs. A significant portion of our legal costs for the three months ended September 30, 2007 related to increased pre-trial activity in on-going litigation initiated by a former learner, which litigation includes both his claims against us and our counterclaims against him. This litigation against us, alleging inadequate access to our courserooms under federal and state disability laws is scheduled for trial in November 2007, as is an appeal on our counterclaim for defamation and interference with business relations. Our general and administrative expenses as a percentage of revenues increased by 1.6 percentage points to 12.4% for the three months ended September 30, 2007, from 10.8% for the three months ended September 30, 2006 due to an increase in bonus expense, public company expenses and increased legal costs as discussed above, offset by a decrease in certain contingency expenses.

Other income, net. Other income, net increased by $0.1 million, or 11.6%, to $1.3 million for the three months ended September 30, 2007, from $1.1 million for the three months ended September 30, 2006. The increase was principally due to increased levels of interest income on higher average cash and marketable securities balances, partially offset by lower levels of interest income from investing exclusively in tax-exempt investments in the third quarter of 2007.

Income tax expense. We recognized tax expense for the three months ended September 30, 2007 and 2006 of $2.5 million and $2.1 million, respectively, or at effective tax rates of 33.2% and 41.4%, respectively. The decrease in our effective tax rate in the third quarter of 2007 from 2006 was primarily due to the increased use of tax-exempt investments, a decrease in the impact of non-deductible FAS 123(R) stock-based compensation expense for incentive stock options and a decrease in the amount of non-deductible meals and entertainment expenses.

Net income. Net income was $5.1 million for the three months ended September 30, 2007, compared to net income of $3.0 million for the three months ended September 30, 2006, an increase of $2.0 million, because of the factors discussed above. Overall our bonus expense in the three months ended September 30, 2007 is higher than the same period in the prior year because of the higher expected payout of the bonus in 2007 and because we granted performance-based stock options in lieu of a cash bonus for certain executives in 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues. Our revenues for the nine months ended September 30, 2007 were $162.3 million, representing an increase of $33.0 million, or 25.5%, as compared to revenues of $129.3 million for the nine months ended September 30, 2006. Of this increase, 23.1 percentage points were due to increased enrollments and 3.4 percentage points were due to the impact of pricing increases, which was partially offset by a 1.0 percentage point decrease due to a larger proportion of master’s learners, who generated less revenue per learner than our doctoral learners. End-of-period enrollment increased 23.8% in 2007 compared to 2006.

Instructional costs and services expenses. Our instructional costs and services expenses for the nine months ended September 30, 2007 were $72.9 million, representing an increase of $11.4 million, or 18.5%, as compared to instructional costs and services expenses of $61.5 million for the nine months ended September 30, 2006. This increase was primarily due to an increase in learner support services and increases in instructional pay as a result of the increase in enrollments, as well as an increase in information technology expenses and depreciation due to the implementation of additional modules of our enterprise resource planning system, and an increase in bonus expense due to a higher expected payout in 2007 than in 2006. Our instructional costs and services expenses as a percentage of revenues decreased by 2.7 percentage points to 44.9% for the nine months ended September 30, 2007, as compared to 47.6% for the nine months ended September 30, 2006. This decrease in 2007 was driven by improvements in our variable cost structure due to ongoing work on process improvements, including more efficient course scheduling and use of faculty, a decrease in the ratio between faculty pay and revenue, and a higher mix of capitalized software projects versus expense projects in 2007 as compared to 2006.

Marketing and promotional expenses. Our marketing and promotional expenses for the nine months ended September 30, 2007 were $52.8 million, representing an increase of $10.2 million, or 24.0%, as compared to marketing and promotional expenses of $42.5 million for the nine months ended September 30, 2006. This increase was driven by greater spending in online media and an increase in recruitment and marketing staffing. Our marketing and promotional expenses as a percentage of revenues decreased by 0.4 percentage points to 32.5% for the nine months ended September 30, 2007, from 32.9% for the nine months ended September 30, 2006 due to efficiency improvements across marketing enrollment spending, partially offset by an increase in bonus expense due to a higher expected payout in 2007 than in 2006.

General and administrative expenses. Our general and administrative expenses for the nine months ended September 30, 2007 were $19.4 million, representing an increase of $4.3 million or 28.1%, as compared to general and administrative expenses of $15.1 million for the nine months ended September 30, 2006. This increase was primarily attributable to increases in costs related to being a public company, an increase in bonus expense due to a higher expected payout in 2007 than in 2006, an increase in legal costs, and an increase in bad debt expense related to the increase in revenue. Our year to date legal costs have increased, in part, due to increased pre-trial activity in on-going litigation initiated by a former learner, which litigation includes both his claims against us and our counterclaims against him. This litigation against us, alleging inadequate access to our courserooms under federal and state disability laws, is scheduled for trial in November 2007, as is an appeal on our counterclaim for defamation and interference with business relations. Our general and administrative expenses as a percentage of revenues increased by 0.2 percentage points to 11.9% for the nine months ended September 30, 2007, from 11.7% for the nine months ended September 30, 2006 due to increased public company and legal expenses, partially offset by a decrease in the use of external contractors and training expenses related to our enterprise resource planning system.

Other income, net. Other income, net increased by $0.4 million, or 12.4%, to $3.5 million for the nine months ended September 30, 2007, from $3.1 million for the nine months ended September 30, 2006. The increase was primarily due to increased levels of interest income on higher average cash and marketable securities balances, partially offset by lower levels of interest income from the higher proportion of tax-exempt investments in the nine months of 2007.

Income tax expense. We recognized tax expense for the nine months ended September 30, 2007 and 2006 of $7.1 million and $5.5 million, respectively, or at effective tax rates of 34.1% and 41.6%, respectively. The decrease in our effective tax rate in 2007 from 2006 was primarily due to the increased use of tax-exempt investments, a decrease in the impact of non-deductible FAS 123(R) stock-based compensation expense for incentive stock options and a decrease in the amount of non-deductible meals and entertainment expenses.

Net income. Net income was $13.7 million for the nine months ended September 30, 2007, compared to net income of $7.7 million for the nine months ended September 30, 2006, an increase of $6.0 million, because of the factors discussed above.

Liquidity and Capital Resources

Liquidity

We financed our operating activities and capital expenditures during the nine months ended September 30, 2007 and 2006 primarily through cash provided by operating activities. Our cash, cash equivalents and marketable securities were $124.7 million and $87.7 million at September 30, 2007 and December 31, 2006, respectively.

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

Operating Activities

Net cash provided by operating activities was $27.7 million and $18.5 million for the nine months ended September 30, 2007 and 2006, respectively. The increase from 2006 to 2007 was primarily due to the $6.0 million increase in net income; the $5.1 million increase in accounts payable and accrued liabilities related to the timing of vendor payments; and the $1.8 million increase in depreciation and bad debt expense. This was offset by the $3.6 million decrease in income taxes payable related primarily to excess tax benefits from stock-based compensation due to an increase in stock option exercises in the nine months ended September 30, 2007 over the same period in 2006, as well as our lower effective tax rate and higher tax payments in 2007.

Investing Activities

Our cash used in investing activities is primarily related to the purchase of property and equipment and investments in marketable securities. Net cash used in investing activities was $32.2 million and $23.2 million for the nine months ended September 30, 2007 and 2006, respectively. Investments in marketable securities consists of purchases and sales of auction rate, asset-backed, U.S. agency and corporate debt securities, tax-exempt municipals, repurchase agreements and money market funds.

Net purchases of these securities were $18.1 million and $12.1 million during the nine months ended September 30, 2007 and 2006, respectively. Capital expenditures were $14.1 million and $11.1 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in 2007 from 2006 was primarily due to the implementation of additional modules of our enterprise resource planning system and the development of our new online visitor center website.

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

Financing Activities

Net cash provided by financing activities was $23.4 million for the nine months ended September 30, 2007, and net cash used in financing activities was $2.3 million for the nine months ended September 30, 2006. Financing activities during the nine months ended September 30, 2007 were primarily related to proceeds of $10.9 million from the issuance of common stock in our May 2007 follow-on offering, $8.5 million in proceeds from stock option exercises and $3.9 million in excess tax benefits due to an increase in stock option exercises in the nine months ended September 30, 2007 over the same period in 2006. Financing activities during the nine months ended September 30, 2006 were primarily related to payments on notes payable used to finance asset purchases related to our enterprise resource planning system of $2.2 million.

Regulatory Supervision and Oversight

We perform periodic reviews of our compliance with the various applicable regulatory requirements. We have not been notified by any of the various regulatory agencies of any significant noncompliance matters that would adversely impact our ability to participate in Title IV programs, however, the Office of Inspector General (the OIG) of the Department of Education has conducted a compliance audit of Capella University. The OIG is responsible for, among other things, promoting the effectiveness and integrity of the Department of Education’s programs and operations. The audit commenced on April 10, 2006 and we subsequently provided the OIG with periodic information, responded to follow up inquiries and facilitated site visits and access to our records. The OIG informed us that it completed its field work in January 2007 and we received a draft audit report on August 23, 2007. The draft audit report is preliminary, and is subject to further review and revision by the OIG. We provided written comments on the draft audit report to the OIG on September 25, 2007. At some time in the future, the OIG’s final report will be issued to the Acting Chief Operating Officer for Federal Student Aid , who will subsequently issue final findings and requirements for the University. The most significant potential financial exposure from the audit pertains to repayments to the Department of Education that could be required if the OIG concludes that we did not properly calculate the amount of Title IV funds required to be returned for learners that withdrew from Capella University without providing an official notification of such withdrawal and without engaging in academic activity prior to such withdrawal. If it is determined that we improperly withheld any portion of these funds, we would be required to return the improperly withheld funds. For the three year audit period, and for the 2005-2006 aid year, we estimate that the total amount of Title IV funds not returned for learners who withdrew without providing official notification was less than $1.0 million, including interest, but not including fines and penalties.

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

On April 19, 2007, we received a letter of inquiry from U.S. Senator Edward Kennedy, Chairman of the Senate Health, Education, Labor and Pensions Committee (HELP Committee), related to the Committee’s oversight of the federally-guaranteed student loan program. We have responded to this inquiry, which appeared to focus on similar issues to those raised by the New York Attorney General. On September 14, 2007, the HELP Committee released its “Report on Marketing Practices in the Federal Family Education Loan Program.” While the Committee’s inquiry into Capella has not officially concluded, we have received no further requests for information or to appear before the Committee.

On May 21, 2007, we received a letter of inquiry from the OIG. This inquiry focused on similar issues to those raised by the Attorneys General and Senator Kennedy’s committee, and we met with OIG personnel in July 2007 and provided documentation to the OIG to respond to their inquiry. We have received no further requests for information regarding this inquiry from the OIG since our initial response and meeting.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We have no derivative financial instruments or derivative commodity instruments. We believe the risk related to marketable securities is limited due to the adherence to our investment policy that requires marketable securities to have a minimum Standard & Poor’s rating of A minus (or equivalent). All of our marketable securities as of September 30, 2007 and December 31, 2006 consisted of cash equivalents and marketable securities rated A minus or higher.

Interest Rate Risk

We manage interest rate risk by investing excess funds in cash equivalents and marketable securities bearing variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At September 30, 2007, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are effective, as of September 30, 2007, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Number	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 11, 2006.

3.2	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2006.

4.1	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 19, 2006.

10.1	Form of Restricted Stock Agreement for the Capella Education Company 2005 Stock Incentive Plan.	Filed electronically.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPELLA EDUCATION COMPANY

/s/ STEPHEN G. SHANK	November 1, 2007
Stephen G. Shank
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ LOIS M. MARTIN	November 1, 2007
Lois M. Martin
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ AMY L. DRIFKA	November 1, 2007
Amy L. Drifka
Vice President and Controller
(Principal Accounting Officer)