Form 10-K
period 2007-12-31
CAPELLA EDUCATION CO
filed 2008-03-05
CIK 1104349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

NONE

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $479.7 million.

The total number of shares of common stock outstanding as of January 31, 2008, was 17,373,747.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2007 fiscal year) are incorporated by reference into Part III of this Report.

CAPELLA EDUCATION COMPANY

FORM 10-K

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (the “SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to, statements regarding: proposed new programs; regulatory developments; projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Item 1A—Risk Factors,” below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by the Company in fiscal 2008.

Item 1.	Business

Overview

We are an exclusively online post-secondary education services company. Through our wholly-owned subsidiary, Capella University, we offer a variety of doctoral, master’s and bachelor’s programs in the following markets: health and human services, business management and technology, and education. We focus on master’s and doctoral degrees, with over 80% of our learners enrolled in a master’s or doctoral degree program. Our academic offerings combine competency-based curricula with the convenience and flexibility of an online learning format. We design our offerings to help working adult learners develop specific competencies that they can employ in their workplace. We actively support and engage with our learners throughout their programs to enhance their prospects for successful program completion. We believe that the relevance and convenience of our programs provide a quality educational experience for our learners. At December 31, 2007, we offered over 950 online courses and 19 academic programs with 104 specializations to approximately 22,300 learners.

In 2007, our end-of-year enrollment and revenues grew by approximately 24% and 26%, respectively, as compared to 2006. To date, our growth has resulted from a combination of: increased demand for our programs; expansion of our program and degree offerings; our ability to obtain specialized accreditations, professional licensures and endorsements for certain programs we offer; establishment of relationships with large corporate employers, healthcare institutions, the U.S. Armed Forces and various community colleges; and a growing acceptance of online education. We seek to achieve growth in a manner that assures continued improvement in educational quality and learner success while maintaining compliance with regulatory standards. Additionally, we seek to enhance our operational and financial performance by tracking and analyzing quantifiable metrics that provide insight as to the effectiveness of our business and educational processes. We call this “Plan-Test-Measure-Expand.” Our exclusively online focus facilitates our ability to track a variety of metrics.

Our History

We were founded in 1991 as a Minnesota corporation. In 1993, we established our wholly-owned university subsidiary, then named The Graduate School of America, to offer doctoral and master’s degrees through distance learning programs in management, education, human services and interdisciplinary studies. In 1995, we launched our online format for delivery of our doctoral and master’s degree programs over the Internet. Through our early entry into online education, we believe we have gained extensive experience in the delivery of effective online programs. In 1997, our university subsidiary received accreditation from the North Central Association of Colleges and Schools (later renamed The Higher Learning Commission of the North Central Association of Colleges and Schools). In 1998, we began the expansion of our original portfolio of academic programs by introducing doctoral and master’s degrees in psychology and a master of business administration degree. In 1999, to expand the reach of our brand in anticipation of moving into the bachelor’s degree market, we changed our name to Capella Education Company and the name of our university to Capella University. In 2000, we introduced our bachelor’s degree completion program in information technology, which provided instruction for the last two years of a four-year bachelor’s degree. In 2004, we expanded our addressable market through the introduction of our four-year bachelor’s degree programs in business administration and information technology as well as the introduction of three master’s-level specializations in education targeted at K-12 teachers. In November 2006, we completed an initial public offering of our common stock. In May 2007, we completed a follow-on offering of our common stock. Additionally, during 2007, we introduced six new programs and 31 new specializations, including our first ever specializations in Public Safety and nine new PhD specializations.

Industry

The U.S. market for post-secondary education is a large, growing market. Based on 2005 Integrated Post-Secondary Education Data System data from the U.S. Department of Education, National Center for Education Statistics (NCES), revenue for post-secondary degree-granting educational institutions exceeded $305 billion in academic year 2004.

According to a 2006 publication by the NCES, the number of post-secondary students enrolled as of the Fall of 2005 was 17.5 million and is expected to grow to 20.4 million in 2016. We believe the forecasted growth in post-secondary enrollment is a result of a number of factors, including the significant and measurable personal income premium that is attributable to post-secondary education, and an increase in demand by employers for professional and skilled workers.

According to the U.S. Census Bureau’s Current Population Survey 2007 report, 63% of adults (persons 25 years of age or older) did not possess a post-secondary degree in 2007. Of the 17.5 million post-secondary students enrolled as of the Fall of 2005, the NCES estimated that 6.9 million were adults, representing 39% of total enrollment. We expect that adults will continue to represent a large, growing segment of the post-secondary education market as they seek additional education to secure better jobs, or to remain competitive or advance in their current careers.

According to Eduventures, an education consulting and research firm, some traditional, non-profit post-secondary education providers have had difficulty meeting the increasing demand for post-secondary education as a result of, among other factors, a lack of funding and physical constraints on their ability to admit additional students. Alternatively, many for-profit institutions have been designed to meet this growing demand and are becoming an increasingly popular alternative for working adults. We believe that the focus of for-profit institutions on education related to specific labor markets and on strong customer service has made them an increasingly popular alternative for working adults seeking additional education.

According to Eduventures, the revenue growth rate in fully-online education exceeded the revenue growth rate in the for-profit segment of the post-secondary market from 2001 to 2006. We believe that the higher growth in demand for fully-online education is largely attributable to the flexibility and convenience of this instructional format, as well as the growing recognition of its educational efficacy. Additionally, in 2006, Eduventures projected that the number of students enrolled in fully-online programs at Title IV-eligible, degree-granting institutions would grow by approximately 24% in 2006 to reach approximately 1.5 million as of December 31, 2006, and would grow to approximately 2.1 million by December 31, 2008.

Competition

The post-secondary education market is highly fragmented and competitive, with no private or public institution enjoying a significant market share. We compete primarily with public and private degree-granting regionally accredited colleges and universities. Our competitors include both traditional colleges and universities, as well as a number of for-profit institutions offering online programs, such as Strayer University and the University of Phoenix. Many of these colleges and universities enroll working adults in addition to traditional 18 to 24 year-old students. In addition, many of those colleges and universities offer a variety of distance education initiatives.

We believe that the competitive factors in the post-secondary education market include the following:

•	relevant, practical and accredited program offerings;

•	reputation of the college or university and marketability of the degree;

•	convenient, flexible and dependable access to programs and classes;

•	regulatory approvals;

•	qualified and experienced faculty;

•	level of learner support;

•	cost of the program;

•	relative marketing and selling effectiveness; and

•	the time necessary to earn a degree.

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

Academic Programs and Specializations Designed for Working Adults. At December 31, 2007, we offered 19 academic programs with 104 specializations, each designed to appeal to and meet the educational objectives of working adults. The diversity of our program portfolio allows us to target relevant portions of the adult learner population and provide offerings in several of the highest demand areas of study, such as health and human services, business, information technology and education. Our specializations are designed to attract learners by providing depth within a program that is typically unavailable in an unspecialized program and by addressing specific competencies that learners can apply in their current workplace.

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

Experienced Management Team with Significant Business, Academic and Marketing Expertise. Our management team possesses extensive experience in business, academic and marketing management as well as public company experience, in many cases with organizations of much larger scale and operational diversity than our organization. Our management team is led by Stephen G. Shank, our Chairman and Chief Executive Officer, who founded our company in 1991, and who possesses over 13 years of experience serving as the Chief Executive Officer of a public company. Our President and Chief Operating Officer, Kenneth J. Sobaski, has over 18 years of public company experience in senior sales, marketing and general management positions. Lois M. Martin, our Chief Financial Officer, serves on two public company boards of directors and has held senior financial management positions in public companies for ten years. Dr. Michael J. Offerman, who has 25 years of academic management experience, currently serves as Vice Chairman—External University Initiatives of Capella Education Company. We integrate our management through cross-functional teams to ensure that business objectives are met while continuing to deliver academic quality.

Our Operating Strategy

We intend to pursue the following operating strategies:

Focus on Markets and Learners. We believe that significant growth potential exists within each of the three markets that comprise our existing portfolio of academic programs and degree offerings. Within our specified markets, we will continue to develop our existing bachelor’s, master’s and doctoral program offerings while selectively adding new programs and specializations for targeted professions within these markets that we believe offer significant market potential. In particular, we intend to emphasize growth in targeted professions by offering specializations in our master’s and doctoral programs for which we believe there is significant demand. Examples include our recently launched master’s and doctoral specializations targeting K-12 education, community college faculty, public safety officials and healthcare management professionals within our education and health and human services market verticals.

Building Capella Brand Differentiation. We will continue to focus on enhancing our brand differentiation as a high quality, exclusively online university for working adults in targeted professions within our specified markets through a variety of integrated online and offline advertising and direct media. We seek to appeal to prospective learners who aspire to obtain a quality post-secondary education, but for whom a traditional, classroom-based educational experience is impractical. We seek to differentiate our brand from those of other educational providers with specialized professional accreditations, state professional licensure approvals and brand alliances. In order to optimize our marketing investment, we regularly perform market tests, analyze the results and refine our marketing approach based on the findings. We believe increased brand differentiation and awareness will contribute to continued enrollment growth in our existing and future program offerings.

Increasing Enrollment Effectiveness. We believe that it is important to focus on total enrollment effectiveness across the learner lifecycle, from new enrollment through graduation. We have invested substantial resources in performing detailed market research that enables us to more effectively segment our target market and identify potential learners best suited for our educational experience. As a result, we will continue to target our marketing and recruiting expenditures towards segments of the market that we believe are more likely to result in us enrolling learners who will complete their programs, and we intend to increase expenditures as a percentage of our total marketing and promotional costs targeted at these segments. Simultaneously, we intend to increase our enrollment effectiveness through improved enrollment tools and processes, which we believe will allow us to better manage the pipeline of potential applicants and help direct the communication and contact plans with our prospective and current learners. An important tool for increasing our enrollment effectiveness is the Customer Relationship Module (CRM) of our enterprise resource planning system implementation. Finally, in order to further enhance persistence of our current learners, we seek to deliver an inspiring educational experience that motivates our learners throughout the learner lifecycle with regular, proactive communication and support.

Delivering Both Superior Learning Outcomes and a Superior Learner Experience. We are committed to helping our learners reach their educational and professional goals. This commitment guides the development of our curricula, the recruitment and training of our faculty and staff, and the design of our support services. We use the results of internal assessments to develop an understanding of the specific needs and readiness of each individual learner at the start of a program. Through the use of competency-based curricula and transparent measurement of course and program outcomes, we seek to provide our learners with tangible outcomes, including a portfolio of professional competencies and support for career advancement or change as well as the degree itself. In addition, we look for opportunities to improve our learners’ educational experience and increase the likelihood of learners successfully completing degree programs. We believe our focus on both superior learning outcomes and a superior learner experience complements our brand strategy and will continue to enhance learner satisfaction, leading to higher levels of engagement, persistence and referrals.

Drive Successful New Business Development. We also seek to drive growth through a multifaceted strategy of enhancing existing program offerings, developing new programs and specializations within our three current target markets, and pursuing new market and new business opportunities. We seek to enhance our existing program offerings by pursuing improvements in course design and technology and obtaining specialized accreditation, additional professional licensure approvals and select endorsements. Within our current target markets, we seek to expand our program and specialization offerings, while also targeting additional professions. Finally, we are beginning to explore new opportunities in new vertical markets that leverage our existing expertise, brand reputation and educational capabilities as well as show strong demand potential and growth.

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

•

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

•

Faculty. We select our faculty based on their academic credentials and teaching and practitioner experience. Our faculty members tend to be scholars as well as practitioners, and they bring relevant, practical experience from their professional careers into the courses they teach. Approximately 81% of our faculty members hold a doctoral degree in their respective fields. We invest in the professional development of our faculty members through training in online teaching techniques as well as events and discussions designed to foster sharing of best practices and a commitment to academic quality.

•

Online Course Design. We employ a comprehensive design framework to ensure that our online courses offer a consistent learning experience, high quality interaction, and the tools required for assessing learning outcomes. We regularly assess course outcomes data as well as learner assessments to identify opportunities for course upgrades.

•

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

Residential colloquia experience. Our residential colloquia allow doctoral and certain master’s learners to engage in face-to-face interaction with other learners and faculty, which provides for a rich learning experience with relevant content. In addition we offer residential colloquia for our psychology and counseling learners as a key part of their required learning experience.

Curricula

Our program offerings cover three markets: health and human services, business management and technology, and education. At December 31, 2007, we offered 19 academic programs with 104 specializations within these markets as follows:

Programs	Specializations	Programs	Specializations
Business, Organization and Management		Human Services
Doctor of Philosophy in Organization and Management	• General Business • Human Resource Management • Information Technology Management • Leadership • Management Education • Project Management	Doctor of Philosophy in Human Services	• General Human Services • Counseling Studies • Health Care Administration • Management of Non-Profit Agencies • Social and Community Services

Master of Science in Organization and Management	• General Business • Human Resource Management • Leadership	Doctor of Philosophy in Public Safety	• Criminal Justice • Emergency Management • Public Safety Leadership
Master of Business Administration	• General Business • Accounting • Finance • Health Care Management • Human Resource Management • Information Technology Management • Marketing • Project Management	Master of Science in Human Services	• General Human Services • Counseling Studies • Gerontology • Health Care Administration • Management of Non-Profit Agencies • Marital, Couple, and Family Counseling/Therapy
Bachelor of Science in Business	• Accounting • Business Administration • Finance • Human Resource Management	Master of Science in Public Health	• Mental Health Counseling • Social and Community Services • School Counseling • Social and Behavioral Sciences

	• Management and Leadership • Marketing		• Health Management and Policy
	• Project Management	Master of Science in Public Safety	• Criminal Justice
	• Retail Management		• Emergency Management
• Public Safety Leadership
		Bachelor of Science in Public Safety	• Criminal Justice
• Emergency Management
• Homeland Security
• Security Management

Programs	Specializations	Programs	Specializations
Education		Information Technology
Doctor of Philosophy in Education

•    Leadership in Educational Administration

•    Leadership for Higher Education

•    Curriculum and Instruction

•    Post-Secondary and Adult Education

•    Instructional Design for Online Learning

•    Training and Performance Improvement

•    Professional Studies in Education

•    K-12 Studies in Education

•    Special Education Leadership

		Doctor of Philosophy in Information Technology	• General • Information Security • Information Technology Education • Project Management
		Master of Science in Information Technology	• General Information Technology
• Health Information Management
• Information Security
• Network Architecture and Design
• Project Management and Leadership
• System Design and Development
Education Specialist	• Curriculum and Instruction • Leadership in Educational Administration	Bachelor of Science in Information Technology	• General Information Technology • Graphics and Multimedia • Information Assurance and Security • Network Technology • Project Management • Software Architecture • Health Informatics
Master of Science in Education

•    Leadership in Educational Administration

•    Leadership for Higher Education

•    Curriculum and Instruction

•    Early Childhood Education

•    Post-Secondary and Adult Education

•    Instructional Design for Online Learning

•    Training and Performance Improvement

•    Professional Studies in Education

•    K-12 Studies in Education

•    Reading and Literacy

•    Enrollment Management

Psychology
Doctor of Psychology	• Clinical Psychology
Doctor of Philosophy in Psychology	• General Psychology
• Industrial/Organizational Psychology
• Educational Psychology
Master of Science in Psychology	• Clinical Psychology
• Counseling Psychology
• School Psychology
• General Psychology
• Industrial/Organizational Psychology
• Educational Psychology
• Evaluation, Research, and Measurement
• Leadership Coaching Psychology
• Organizational Leader Development
• Sport Psychology

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

To meet course requirements, learners typically need to access the online courseroom multiple times each week. However, there is no set class schedule, so learners can attend each class as it fits their weekly schedule. Learners are required to respond to questions posed by the instructor, as well as comments made by other learners. This provides for an interactive experience in which each learner is both encouraged and required to be actively engaged. Additional learning experiences may include team projects and/or research papers. Our online format provides a digital record of learner interactions for the course instructor to assess learners’ levels of engagement and demonstration of required competencies. The course design also includes assessment of learning outcomes.

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

We also offer certificate programs, which consist of a series of courses focused on a particular area of study, for learners who seek to enhance their skills and knowledge. Online certificate courses can be taken as part of a graduate degree program or on a stand-alone basis. Certificate programs generally consist of four courses. The duration of our certificate programs ranges from two quarters to approximately two years.

Faculty

We seek to hire faculty who have teaching or practitioner experience in their particular discipline and who possess significant academic credentials. Approximately 81% of our faculty members have a doctoral degree. We provide significant training to new faculty members, including a seven-week online development program focused on effective online teaching methods and our online platform, prior to offering them a teaching assignment. In addition, we provide professional development and training for all faculty members on an ongoing basis. To evaluate the performance of our faculty members, we periodically monitor courseroom activity and assess learner performance against course outcomes.

Our faculty consists of full-time academic administrators, faculty chairs and core faculty as well as adjunct faculty. Our full-time academic administrators’ primary responsibilities are to monitor the quality and relevance of our curricula, to recruit and manage teaching faculty and to ensure that we maintain standards of accreditation. Our full-time faculty chairs supervise the faculty in their respective specializations. Our full-time core faculty teach courses in their assigned specializations and serve as mentors to, and on comprehensive and dissertation committees for, our doctoral learners. Our adjunct faculty typically teach one to three courses per quarter in their specializations. Of our 1,065 faculty members as of December 31, 2007, 156 were full-time employees and the remainder were adjunct faculty.

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

Library Services. We provide learners with online access to the Capella University Library. Our library provides learners with access to a comprehensive collection of online journals, eBooks and interlibrary loan services. Our team of librarians is available via e-mail and phone to help with research, teaching and learning. They offer tutorials, virtual instruction sessions, consultations on research assignments and online research guides. Librarians also attend our residential colloquia to teach library instruction sessions and offer one-on-one research appointments. Our interlibrary loan services are provided through our relationship with the University of Michigan.

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

Learners enrolling in our bachelor’s programs must have a high school diploma or a GED and demonstrate competence in writing and logical reasoning during the first course of their program of study. Learners enrolling in our graduate programs must have the requisite academic degree from an accredited institution and a specified minimum grade point average. In addition to our standard admission requirements, we require applicants to some of our programs to provide additional application material and information, and/or interview with, and be approved by, a faculty committee.

Marketing

We engage in a range of marketing activities to build the Capella brand, differentiate us from other educational providers, raise levels of awareness with prospective learners, generate inquiries about enrollment, remind and motivate existing learners to re-register each quarter, and stimulate referrals from existing learners and graduates. These marketing activities include Internet, print and direct mail advertising campaigns, participation in seminars and trade shows, and development of marketing channels through our corporate, healthcare, U.S. Armed Forces, and educational relationships. Online advertising (targeted, direct and through aggregators) currently generates our largest volume of prospective learners.

Our corporate and healthcare, U.S. Armed Forces and educational relationships are developed and managed by our channel development teams. Our channel development teams work with representatives in the various organizations to help them understand the quality, impact and value that our academic programs can provide, both for the individuals in their organization and for the organization itself. For the year ended December 31, 2007, approximately 32% of our learners received a discount in connection with one of our marketing relationships or programs described below.

•

Corporate and Healthcare Relationships. We developed our corporate and healthcare alliance program to offer education opportunities to employees of large companies. Pursuant to these arrangements, program participants make information about Capella University available to their employees. In return, we provide a tuition discount to participants’ employees and, in some cases, their immediate family members. Through our corporate and healthcare alliance programs, we presently have learners from over 140 corporations and healthcare providers.

•

U.S. Armed Forces Relationships and Discount Program. We offer a discount on tuition to all members of the U.S. Armed Forces, including active duty members, veterans, national guard members, reservists, civilian employees of the Department of Defense and immediate family members of active duty personnel. We also have arrangements with various educational institutions of the U.S. Armed Forces pursuant to which we have agreed to accept credits from certain military educational programs earned by learners who meet our transfer requirements, which they can apply toward a Capella University degree. As part of these arrangements, several of these educational institutions make information about Capella University available to their members. In addition, we have arrangements with the Army National Guard, the U.S. Coast Guard Institute and several military bases pursuant to which these organizations make information about Capella University available to interested service members. For the year ended December 31, 2007, approximately 16% of our learners received a U.S. Armed Forces tuition discount.

•

Educational Relationships. We developed our educational alliance program to allow graduates of community colleges to matriculate into our programs and to recruit community college faculty to attend our graduate programs. Pursuant to the arrangements between us and over 200 community colleges, we provide a tuition discount and an application fee waiver for community college students, alumni, faculty, administrators and staff in exchange for marketing opportunities within each community college.

Enrollment

We offer different program start dates to new learners, occurring approximately once per month. As of the last day of classes in the quarter ended December 31, 2007, our enrollment was 22,316 learners. Of the learners that responded to our demographic survey, as of December 31, 2007, approximately 68% were female and approximately 42% were people of color. Our learner population is geographically distributed throughout the United States.

The following is a summary of our learners as of the last day of classes in the quarter ended December 31, 2007:

	Enrollment
	Number of Learners	% of Total
Doctoral	8,542	38.3%
Master’s	10,032	45.0%
Bachelor’s	3,595	16.1%
Other	147	0.6%

	22,316	100.0%

Tuition and Fees

Our tuition rates vary by type and length of program and by degree level, such as doctoral, master’s or bachelor’s. For all master’s and bachelor’s programs and for selected doctoral programs, tuition is determined by the number of courses taken by each learner. For the 2006-2007 academic year (the academic year that began in July 2006), prices per course generally ranged from $1,460 to $1,995. The price of the course will vary based upon the number of credit hours, the degree level of the program and the discipline. For the 2006-2007 academic year, the majority of doctoral programs were priced at a fixed quarterly amount of $4,050 per learner, regardless of the number of courses in which the learner was registered. The fixed quarterly tuition for doctoral learners in their comprehensive exam or dissertation was $3,240. The reduced tuition rate for doctoral learners who have paid for 16 quarters, completed all coursework except for their comprehensive exam or dissertation and met all colloquia requirements was $810 per quarter.

Capella University implemented a tuition increase generally ranging from 3% to 8% for the 2007-2008 academic year (the academic year that began in July 2007). The price increase resulted in prices per course generally ranging from $1,540 to $2,060 for master’s, bachelor’s and certificate programs. The majority of doctoral programs were priced at a fixed quarterly amount of $4,176 per learner, regardless of the number of courses in which the learner was registered. The fixed quarterly tuition for doctoral learners in their comprehensive exam or dissertation increased to $3,505. The reduced tuition rate for doctoral learners who have paid for 16 quarters, completed all coursework except for their comprehensive exam or dissertation and met all colloquia requirements increased from $810 to $875 per quarter. Tuition increases have not historically been, and may not in the future be, consistent across our programs and specializations due to market conditions or changes in operating costs that have an impact on price adjustments of individual programs or specializations.

“Other” in the table above refers primarily to certificate-seeking learners and learners in our Education Specialist degree program. Certificate programs generally consist of four courses, and the price of a course depends on the number of credit hours, the degree level of the program and the discipline. For the 2006-2007 academic year, prices per course in certificate programs generally ranged from $1,520 to $1,995. For the 2007-2008 academic year, prices per course in certificate programs generally range from $1,580 to $2,060. The Education Specialist program was introduced in July 2007 and is priced at a fixed quarterly amount of $4,176 per learner for the 2007-2008 academic year, regardless of the number of courses in which the learner is registered.

A large portion of our learners rely on funds received under various government-sponsored student financial aid programs, predominantly Title IV programs, to pay a substantial portion of their tuition and other education-related expenses. In the years ended December 31, 2007, 2006, and 2005, approximately 74%, 71% and 67%, respectively, of our revenues (calculated on a cash basis) were attributable to funds derived from Title IV programs. In addition to Title IV funding, our learners receive financial aid from other governmental sources, tuition reimbursement from their employers or the Department of Defense or finance their education with their own funds or through private financing institutions. For the year ended December 31, 2007, less than three percent of our learners utilized private loans, and less than one percent of our revenue was derived from private loans.

Technology

Capella University provides learners and faculty members a secure web-based portal through which they can access courses and support services.

Online courseroom. Our online courseroom provides the instructional content of the course, along with tools to facilitate course discussions, assessments, grading and submission of assignments. We operate Blackboard Learning System as our courseroom platform. Blackboard Learning System provides discussion, testing and grading capabilities for our online courseroom.

Learner and faculty support. We rely on an Oracle/Peoplesoft enterprise package to provide support services to our learners and faculty, including learner participation monitoring, course registration, transcript requests and financial aid applications. In addition, we offer our learners and faculty members online access to our library resources.

Internal administration. We use an enterprise software package to perform internal administrative and operational functions. Our student information system manages learner academic data and accounts receivable information, and our document management system stores and sorts learner applications, academic records and marketing data. We also employ customer relationship management software to organize and process prospective learner information.

Infrastructure. Our servers are located in a third party hosting facility and at our corporate headquarters. All of our servers are linked and we have redundant data backup. We currently use a combination of Microsoft-based software on HP server equipment and Sun Microsystems servers.

Employees and Adjunct Faculty

As of December 31, 2007, we had a total of 1,065 faculty members, consisting of 156 full-time faculty and 909 adjunct faculty. Our adjunct faculty are engaged through independent contractor agreements.

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

As of December 31, 2007, we also employed 1,142 non-faculty staff in university services, academic advising and academic support, enrollment services, university administration, financial aid, information technology, human resources, corporate accounting, finance and other administrative functions. None of our employees is a party to any collective bargaining or similar agreement with us. We consider our relationships with our employees to be satisfactory.

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

We have trademark or service mark registrations and pending applications in the U.S. and select foreign jurisdictions for the words “CAPELLA,” “CAPELLA EDUCATION COMPANY,” and “CAPELLA UNIVERSITY” and distinctive logos, along with various other trademarks and service marks related to our specific offerings. We also own domain name rights to “www.capellaeducationcompany.com”, “www.capellaeducation.com”, “ www.capella.edu ” and “ www.capellauniversity.edu ”, as well as other words and phrases important to our business.

Available Information

Our Internet address is www.capellaeducation.com. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) of 15(d) of the Exchange Act, soon after they are electronically filed with the SEC. In addition, our earnings conference calls and presentation to the financial community are web cast live via our website. In addition to visiting our website, you may read and copy public reports we file with the SEC at the SEC’s Public Reference Room at 100 F. Street NE, Washington DC 20549, or at www.sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Information contained on our website is expressly not incorporated by reference into this Form 10-K.

REGULATORY ENVIRONMENT

Learners attending Capella University finance their education through a combination of individual resources, private loans, corporate reimbursement programs and federal financial aid programs. Capella University participates in the federal student financial aid programs authorized under Title IV. For the year ended December 31, 2007, approximately 74% of our revenues (calculated on a cash basis) were derived from Title IV programs. In connection with a learner’s receipt of federal financial aid, we are subject to extensive regulation by the Department of Education, state education agencies and our accrediting agency, The Higher Learning Commission of the North Central Association of Colleges and Schools. In particular, the Title IV programs, and the regulations issued thereunder by the Department of Education, subject us to significant regulatory scrutiny in the form of numerous standards that we must satisfy in order to participate in the federal student financial aid programs. To participate in Title IV programs, a school must be:

•	authorized to offer its programs of instruction by the applicable state education agencies in the states in which it is physically located (in our case, Minnesota);

•	accredited by an accrediting agency recognized by the Secretary of the Department of Education; and

•	certified as an eligible institution by the Department of Education.

Our business activities are planned and implemented to achieve compliance with the rules and regulations of the state, regional and federal agencies that regulate our activities. We have established regulatory compliance and management systems and processes under the oversight of our Chief Financial Officer and our General Counsel that are designed to meet the requirements of this regulatory environment.

Accreditation

Capella University has been institutionally accredited since 1997 by The Higher Learning Commission of the North Central Association of Colleges and Schools, a regional accrediting agency recognized by the Secretary of the Department of Education. We are currently seeking to have our accreditation affirmed as part of a regularly scheduled accreditation affirmation process. Accreditation is a non-governmental system for recognizing educational institutions and their programs for student performance, governance, integrity, educational quality, faculty, physical resources, administrative capability and resources, and financial stability. In the United States, this recognition comes primarily through private voluntary associations that accredit institutions and programs of higher education. To be recognized by the Secretary of the Department of Education, accrediting agencies must adopt specific standards for their review of educational institutions. These associations, or accrediting agencies, establish criteria for accreditation, conduct peer-review evaluations of institutions and professional programs for accreditation and publicly designate those institutions that meet their criteria. Accredited schools are subject to periodic review by accrediting agencies to determine whether such schools maintain the performance, integrity and quality required for accreditation.

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

Accreditation by The Higher Learning Commission is important to us. Colleges and universities depend, in part, on accreditation in evaluating transfers of credit and applications to graduate schools. Employers rely on the accredited status of institutions when evaluating a candidate’s credentials, and students and corporate and government sponsors under tuition reimbursement programs look to accreditation for assurance that an institution maintains quality educational standards. Moreover, institutional accreditation by an accrediting agency recognized by the Secretary of the Department of Education is necessary for eligibility to participate in Title IV programs.

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

In addition to Minnesota, Capella University is licensed or authorized to operate or to offer degree programs in the following states: Alabama, Arizona, Arkansas, Colorado, Florida, Georgia, Illinois, Kentucky, Nevada, Ohio, South Carolina, Virginia, Washington, West Virginia and Wisconsin. We are licensed or authorized in these states because we have determined that our activities in each state constitute a presence requiring licensure or authorization by the state educational agency. In some cases, the licensure or authorization is only for specific programs. In the majority of these states, Capella University has either determined that separate licensure or authorization for its certificate programs is not necessary, or has obtained such licensure or authorization. Capella’s certificate programs must be and have been approved in Arizona, Florida and Ohio. Because we enroll students from each of the 50 states, as well as the District of Columbia, and because we may undertake activities in other states that constitute a presence or otherwise subject us to the jurisdiction of the respective state educational agency, we may, from time to time, need to seek licensure or authorization in additional states.

We are subject to extensive regulations by the states in which we are authorized or licensed to operate. State laws typically establish standards for instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award degrees. Some states may also prescribe financial regulations that are different from those of the Department of Education. We are required to post surety bonds in several states. If we fail to comply with state licensing requirements, we may lose our state licensure or authorizations. Although we believe that the only state authorization or licensure necessary for us to participate in Title IV programs is our authorization from the Minnesota Office of Higher Education, loss of authorization or licensure in other states could restrict our ability to recruit or enroll students in those states. Failure to comply with the requirements of the Minnesota Office of Higher Education could result in Capella University losing its authorization from the Minnesota Office of Higher Education, its eligibility to participate in Title IV programs or its ability to offer certain programs, any of which may force us to cease operations.

State Professional Licensure

Many states have specific requirements that an individual must satisfy in order to be licensed as a professional in a specified field. Students often seek to obtain professional licensure in their chosen fields following graduation. Their success in obtaining licensure typically depends on several factors, including the individual merits of the graduate, as well as the following, among other factors:

•	whether the institution and the program were approved by the state in which the graduate seeks licensure, or by a professional association;

•	whether the program from which the student graduated meets all state requirements for professional licensure; and

•	whether the institution is accredited.

Due to varying requirements for professional licensure in each state, Capella University’s catalog informs learners of the risks associated with obtaining professional licensure and more specifically states that (1) Capella University makes no representation or guarantees that completion of any educational program ensures that the learner will be able to obtain individual professional licensure or certification, and (2) that learners are solely responsible for determining and complying with state, local, or professional licensure and certification requirements.

When we learn that a state has refused to grant licensure to one of our graduates, we take one or more of the following actions. In certain instances, where we believe the state’s refusal to license one of our graduates may be incorrect, we assist learners by providing clarifying information to the state. In other cases, such as where a state will not license one of our learners because a Capella University program is not accredited by a specific third party, we convey that information to prospective learners before they enroll in such program. In all cases, we semi-annually remind our learners that they need to communicate directly with the state in which they intend to seek licensure to fully understand the licensing requirements of that state.

Nature of Federal, State and Private Financial Support for Post-Secondary Education

The federal government provides a substantial part of its support for post-secondary education through Title IV programs, in the form of grants and loans to students who can use those funds at any institution that has been certified as eligible by the Department of Education. Aid under Title IV programs is primarily awarded on the basis of financial need, generally defined as the difference between the cost of attending the institution and the amount a student can reasonably contribute to that cost. All recipients of Title IV program funds must maintain satisfactory academic progress and must also progress in a timely manner toward completion of their program of study. In addition, each school must ensure that Title IV program funds are properly accounted for and disbursed in the correct amounts to eligible learners.

Capella University learners receive loans and grants to fund their education under the following Title IV programs: (1) the Federal Family Education Loan (FFEL) program and (2) the Federal Pell Grant, or Pell, program. In 2007, approximately 74% of our revenues (calculated on a cash basis) were derived from tuition financed under Title IV programs.

1) FFEL. Under the FFEL program, banks and other lending institutions make loans to learners. If a learner defaults on a loan, payment is guaranteed by a federally recognized guaranty agency, which is then reimbursed by the Department of Education. Students with financial need qualify for interest subsidies while in school and during grace periods. In 2007, we derived approximately 73.7% of our revenues (calculated on a cash basis) from the FFEL program.

2) Pell. Under the Pell program, the Department of Education makes grants to students who demonstrate financial need. In 2007, we derived approximately 0.3% of our revenues (calculated on a cash basis) from the Pell program.

In addition to the programs stated above, eligible learners at Capella University may participate in several other financial aid programs or receive support from other governmental and private sources. Certain learners are eligible to receive funds from educational assistance programs administered by the U.S. Department of Veterans Affairs through the Minnesota Department of Veterans Affairs. Some Capella University learners finance all or a portion of their own education or receive full or partial tuition reimbursement from their employers. Finally, eligible learners can also access private loans through a number of different lenders for funding at current market interest rates. For the year ended December 31, 2007, less than three percent of our learners utilized private loans, and less than one percent of our revenue was derived from private loans.

Capella University obtained Department of Education approval in 2006 to be a School as Lender (School Lender). As a School Lender, Capella University can issue FFEL loans directly to students in the same manner as banks and other financial institutions that originate FFEL loans and Capella University is subject to certain additional regulatory requirements that pertain solely to School Lenders and FFEL program lenders. Shortly after receiving approval, Capella University issued two loans in its capacity as a School Lender; these loans were subsequently repaid. Capella University does not have any immediate plans to issue additional loans as a School Lender. Accordingly, for the foreseeable future, learners who receive FFEL loans will obtain such loans from FFEL program lenders other than Capella University.

During 2007 we received and responded to inquiries from the State of New York Office of the Attorney General (the “NY Attorney General”) and the Minnesota Attorney General regarding their investigations of post-secondary education institutions, financial aid officers and student loan providers regarding possible deceptive practices in the marketing of both private student loans and loans provided by such lenders under the Federal Family Education Loan (“FFEL”) program. We conducted our own internal review of the matters raised by the NY and MN Attorneys General. In May 2007, Capella University, our wholly owned subsidiary, adopted a new Code of Conduct established by the NY Attorney General’s office. In addition, Capella University also entered into a settlement agreement with the NY and MN Attorneys General in connection with the on-going reviews of financial aid practices at various colleges and universities. In the settlement agreement, Capella University stipulated that it would adopt the Code of Conduct.

The actions of the NY and MN Attorneys General came at a time of increased scrutiny of student lending practices. Other state attorneys general have also commenced inquiries of student loan practices. On May 9, 2007, the U.S. House of Representatives passed legislation that would, among other things, require that educational institutions report to the Department of Education the nature and basis of all preferred lending arrangements, disclose to students the existence of such relationships and the availability of loans from other lenders, require institutions that utilize preferred lender lists have a minimum number of lenders on such lists, require that institutions adhere to a code of conduct with respect to educational loans, prohibit gifts, compensation and incentives from lenders to colleges and universities and their employees, prohibit employees, officers or agents of institutions from participating on lender advisory committees, prohibit lenders from providing staff for institution’s call centers and financial aid offices, and ban opportunity pools of funds to be used for private educational loans to students in exchange concessions or promises made to a lender. The U.S. Senate considered, but did not pass, similar legislation, and the legislation passed by the U.S. House of Representatives would not become law until also passed by the U.S. Senate and signed into law by the President of the United States. Accordingly, the terms of this legislation may be modified in significant respects in connection with that process from that which was passed by the U.S. House of Representatives. However, we would expect that any final legislation on these matters may require us to change the manner in which we interact with student loan lenders to reduce the potential for conflict of interest.

In connection with such pending legislation and Congressional oversight of the student loan industry, we received a letter of inquiry from U.S. Senator Edward Kennedy, Chairman of the Senate Health, Education, Labor and Pensions Committee, related to the Committee’s oversight of the federally-guaranteed student loan program. We responded to the inquiry from Senator Kennedy’s office, and at this time believe that no additional information will be requested from us.

In addition, in November 2007, the U.S. Department of Education enacted final regulations that largely restrict gifts and incentives that lenders can provide to colleges, closely regulate the manner in which colleges select preferred lenders, and require greater disclosure to students about any preferred lender relationships. The Secretary of the Department of Education had previously formed an internal Task Force on Student Loans that examined and recommended regulations pertaining to lender issues. Those recommendations were incorporated in the final regulations released by the Department of Education in November 2007. We believe we are in compliance with these regulations.

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

The substantial amount of federal funds disbursed through Title IV programs, the large number of students and institutions participating in these programs and allegations of fraud and abuse by certain for-profit institutions have caused Congress to require the Department of Education to exercise considerable regulatory oversight over for-profit institutions of higher learning. Accrediting agencies and state education agencies also have responsibilities for overseeing compliance of institutions with Title IV program requirements. As a result, our institution is subject to extensive oversight and review. Because the Department of Education periodically revises its regulations and changes its interpretations of existing laws and regulations, we cannot predict with certainty how the Title IV program requirements will be applied in all circumstances.

Significant factors relating to Title IV programs that could adversely affect us include the following:

Congressional Action. Congress reauthorizes the Higher Education Act approximately every five to eight years. Congress most recently reauthorized the Higher Education Act in 1998. Because reauthorization had not yet been completed in a timely manner, Congress extended the current provisions of the Higher Education Act through March 31, 2008. Congress is in the process of reviewing the Higher Education Act for purposes of reauthorization, but it is not possible to predict with certainty when the reauthorization process will be completed. We believe that this reauthorization will likely result in numerous changes to the Higher Education Act, although we are not in a position to predict those changes. The elimination of certain Title IV programs, material changes in the requirements for participation in such programs, or the substitution of materially different programs could reduce the ability of certain learners to finance their education. If reauthorization is not completed by March 31, 2008, Congress is expected to enact legislation to further temporarily extend Title IV programs as currently authorized under the Higher Education Act for a period of months, not likely to exceed one year.

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

Administrative Capability. Department of Education regulations specify extensive criteria by which an institution must establish that it has the requisite “administrative capability” to participate in Title IV programs. Failure to satisfy any of the standards may lead the Department of Education to find the institution ineligible to participate in Title IV programs or to place the institution on provisional certification as a condition of its participation. To meet the administrative capability standards, an institution must, among other things:

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

•

refer to the Department of Education’s Office of Inspector General any credible information indicating that any applicant, student, employee, or agent of the institution, has been engaged in any fraud or other illegal conduct involving Title IV programs;

•	submit in a timely manner all reports and financial statements required by the regulations; and

•	not otherwise appear to lack administrative capability.

If an institution fails to satisfy any of these criteria or any other Department of Education regulation, the Department of Education may:

•	require the repayment of Title IV funds;

•	transfer the institution from the “advance” system of payment of Title IV funds to cash monitoring status or to the “reimbursement” system of payment;

•	place the institution on provisional certification status; or

•	commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV programs.

If we are found not to have satisfied the Department of Education’s “administrative capability” requirements, we could lose, or be limited in our access to, Title IV program funding.

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

The Department of Education evaluates institutions on an annual basis for compliance with specified financial responsibility standards utilizing a complex formula that uses line items from the institution’s audited financial statements. The standards focus on three financial ratios: (1) equity ratio (which measures the institution’s capital resources, financial viability and ability to borrow); (2) primary reserve ratio (which measures the institution’s ability to support current operations from expendable resources); and (3) net income ratio (which measures the institution’s ability to operate at a profit or within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without the need for further federal oversight. We have applied the financial responsibility standards to our audited financial statements as of and for the years ended December 31, 2007 and 2006, and calculated a composite score of 3.0 for both years, which is the maximum score attainable. We therefore believe that we meet the Department of Education’s financial responsibility standards. If the Department of Education were to determine that we did not meet the financial responsibility standards due to a failure to meet the composite score or other factors, we could establish financial responsibility on an alternative basis by, among other things:

•	posting a letter of credit in an amount equal to at least 50% of the total Title IV program funds received by the institution during the institution’s most recently completed fiscal year;

•

posting a letter of credit in an amount equal to at least 10% of such prior year’s Title IV program funds received by us, accepting provisional certification, complying with additional Department of Education monitoring requirements and agreeing to receive Title IV program funds under an arrangement other than the Department of Education’s standard advance funding arrangement; or

•

complying with additional Department of Education monitoring requirements and agreeing to receive Title IV program funds under an arrangement other than the Department of Education’s standard advance funding arrangement such as the “reimbursement” system of payment or cash monitoring.

Failure to meet the Department of Education’s “financial responsibility” requirements, either because we do not meet the Department of Education’s minimum composite score to establish financial responsibility or are unable to establish financial responsibility on an alternative basis, would cause us to lose access to Title IV program funding.

Title IV Return of Funds. Under the Department of Education’s return of funds regulations, an institution must first determine the amount of Title IV program funds that a student “earned.” If the student withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV program funds that the student earned is equal to a pro rata portion of the funds for which the student would otherwise be eligible. If the student withdraws after the 60% threshold, then the student has earned 100% of the Title IV program funds. The institution must return to the appropriate Title IV programs, in a specified order, the lesser of (i) the unearned Title IV program funds and (ii) the institutional charges incurred by the student for the period multiplied by the percentage of unearned Title IV program funds. An institution must return the funds no later than 45 days after the date of the institution’s determination that a student withdrew. If such payments are not timely made, an institution may be subject to adverse action, including being required to submit a letter of credit equal to 25% of the refunds the institution should have made in its most recently completed year. Under Department of Education regulations, late returns of Title IV program funds for 5% or more of students sampled in the institution’s annual compliance audit constitutes material non-compliance.

The “90/10 Rule.” A requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” applies only to “proprietary institutions of higher education,” which includes Capella University. Under this rule, an institution loses its eligibility to participate in the Title IV programs, if, on a cash accounting basis, it derives more than 90% of its revenues for any fiscal year from Title IV program funds. Any institution that violates the rule becomes ineligible to participate in the Title IV programs as of the first day of the fiscal year following the fiscal year in which it exceeds 90%, and it is unable to apply to regain its eligibility until the next fiscal year. For the year ended December 31, 2007, we derived approximately 74% of our revenues (calculated on a cash basis) from Title IV program funds.

Student Loan Defaults. Under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all of the Title IV programs if defaults on the repayment of federally guaranteed student loans by its students exceed certain levels. For each federal fiscal year, a rate of student defaults (known as a “cohort default rate”) is calculated for each institution with 30 or more borrowers entering repayment in a given federal fiscal year by determining the rate at which borrowers who become subject to their repayment obligation in that federal fiscal year default by the end of the following federal fiscal year. For such institutions, the

Department of Education calculates a single cohort default rate for each federal fiscal year that includes in the cohort all current or former student borrowers at the institution who entered repayment on any FFEL program Stafford loan during that year.

If the Department of Education notifies an institution that its cohort default rates for each of the three most recent federal fiscal years are 25% or greater, the institution’s participation in the FFEL program and Pell program ends 30 days after the notification, unless the institution appeals in a timely manner that determination on specified grounds and according to specified procedures. In addition, an institution’s participation in the FFEL program ends 30 days after notification that its most recent fiscal year cohort default rate is greater than 40%, unless the institution timely appeals that determination on specified grounds and according to specified procedures. An institution whose participation ends under these provisions may not participate in the relevant programs for the remainder of the fiscal year in which the institution receives the notification, as well as for the next two fiscal years.

If an institution’s cohort default rate equals or exceeds 25% in any single year, the institution may be placed on provisional certification status. Provisional certification does not limit an institution’s access to Title IV program funds; however, an institution with provisional status is subject to closer review by the Department of Education and may be subject to summary adverse action if it violates Title IV program requirements. Capella University’s cohort default rates on FFEL program loans for the 2005, 2004 and 2003 federal fiscal years, the three most recent years for which information is available, were 2.3%, 2.2%, and 1.8% respectively. The average cohort default rates for four-year proprietary institutions nationally were 7.2%, 7.3%, and 6.4% in fiscal years 2005, 2004 and 2003, respectively. If our default rate exceeds 40%, we may lose our eligibility to participate in some or all Title IV programs.

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

The OIG is responsible for, among other things, promoting the effectiveness and integrity of the Department of Education’s programs and operations. With respect to educational institutions that participate in Title IV funding programs, the OIG conducts its work primarily through compliance audits and investigations. An OIG compliance audit typically focuses on whether an institution administers federal funds in accordance with applicable rules and regulations, whereas an investigation typically indicates a concern regarding potential fraud or abuse involving federal funds. We perform periodic reviews of our compliance with the various applicable regulatory requirements. We have not been notified by any of the various regulatory agencies of any significant noncompliance matters that would adversely impact our ability to participate in Title IV programs, however, the OIG has conducted a compliance audit of Capella University. The audit commenced on April 10, 2006 and we subsequently provided the OIG with periodic information, responded to follow up inquiries and facilitated site visits and access to our records. The OIG completed its field work in January 2007 and the University received a draft audit report on August 23, 2007. The draft audit report is preliminary, and is subject to further review and revision by the OIG. Capella University provided written comments on the draft audit report to the OIG on September 25, 2007. At some time in the future, the OIG’s final report will be issued to the Acting Chief Operating Officer (COO) for Federal Student Aid (FSA), which is responsible for primary oversight of the Title IV funding programs. The FSA will subsequently issue final findings and requirements for Capella University. The FSA may take certain actions, including that we refund certain federal student aid funds, modify our Title IV administration procedures and pay fines or penalties. The possible effects of a finding of a regulatory violation are described below in “—Potential Effect of Regulatory Violations.”

Based on the draft audit report, the most significant potential financial exposure from the audit pertains to repayments to the Department of Education that could be required if the OIG concludes that Capella University did not properly calculate the amount of Title IV funds required to be returned for learners that withdrew without providing an official notification of such withdrawal and without engaging in academic activity prior to such withdrawal. If it is determined that Capella University improperly withheld any portion of these funds, Capella University would be required to return the improperly withheld funds. For the three year audit period, and for the 2005-2006 aid year, we estimate that the total amount of Title IV funds not returned for learners who withdrew without providing official notification was less than $1.0 million, including interest, but not including fines and penalties.

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

During the period of provisional certification, the institution must comply with any additional conditions included in its program participation agreement. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke the institution’s certification to participate in Title IV programs with fewer due process protections for the institution than if it were fully certified. Students attending provisionally certified institutions remain eligible to receive Title IV program funds.

School Acquisitions. When a company, partnership or any other entity or individual acquires a school that is eligible to participate in Title IV programs, that school undergoes a change of ownership resulting in a change of control as defined by the Department of Education. Upon such a change of control, a school’s eligibility to participate in Title IV programs is generally suspended until it has applied for recertification by the Department of Education as an eligible school under its new ownership, which requires that the school also re-establish its state authorization and accreditation. The Department of Education may temporarily and provisionally certify an institution seeking approval of a change of ownership under certain circumstances while the Department of Education reviews the institution’s application. The time required for the Department of Education to act on such an application may vary substantially. The Department of Education’s recertification of an institution following a change of control will be on a provisional basis.

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

When a change of ownership resulting in a change of control occurs at a for-profit institution, the Department of Education applies a different set of financial tests to determine the financial responsibility of the institution in conjunction with its review and approval of the change of ownership. The institution is required to submit a same-day audited balance sheet reflecting the financial condition of the institution immediately following the change in ownership. The institution’s same-day balance sheet must demonstrate an acid test ratio of at least 1:1, which is calculated by adding cash and cash equivalents to current accounts receivable and dividing the sum by total current liabilities (and excluding all unsecured or uncollateralized related party receivables). In addition, the same-day balance sheet must demonstrate positive tangible net worth. If the institution does not satisfy these requirements, the Department of Education may condition its approval of the change of ownership on the institution’s agreeing to letters of credit, provisional certification, and/or additional monitoring requirements, as described in the above section on Financial Responsibility.

A change of control also could occur as a result of future transactions in which Capella Education Company or Capella University is involved. Some corporate reorganizations and some changes in the board of directors are examples of such transactions. Moreover, the potential adverse effects of a change of control could influence future decisions by us and our shareholders regarding the sale, purchase, transfer, issuance or redemption of our stock. In addition, the adverse regulatory effect of a change of control also could discourage bids for shares of our common stock and could have an adverse effect on the market price of our common stock.

Item 1A.	Risk Factors

Risks Related to the Extensive Regulation of Our Business

If we fail to comply with the extensive regulatory requirements for our business, we could face significant restrictions on our operations and monetary penalties, including loss of access to federal loans and grants for our learners on which we are substantially dependent.

In 2007, we derived approximately 74% of our revenues (calculated on a cash basis) from federal student financial aid programs, referred to in this report as Title IV programs, administered by the U.S. Department of Education. A significant percentage of our learners rely on the availability of Title IV program funds to cover their cost of attendance at Capella University and related educational expenses. Title IV programs include educational loans for our learners from both private lenders and the federal government at below-market interest rates that are guaranteed by the federal government in the event of default. Title IV programs also include several income-based grant programs for learners with the greatest economic need as determined in accordance with Department of Education regulations. To participate in Title IV programs, a school must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting agency recognized by the Secretary of the Department of Education and be certified as an eligible institution by the Department of Education. As a result, we are subject to extensive regulation by state education agencies, our accrediting agency and the Department of Education. These regulatory requirements cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements can also affect our ability to acquire or open additional schools, to add new or expand existing educational programs and to change our corporate structure and ownership. The state education agencies, our accrediting agency and the Department of Education periodically revise their requirements and modify their interpretations of existing requirements.

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

Congress reauthorizes the Higher Education Act of 1965, as amended (the Higher Education Act) and other laws governing Title IV programs approximately every five to eight years. The last reauthorization of the Higher Education Act was completed in 1998, which extended authorization through September 30, 2004. Because reauthorization had not yet been completed in a timely manner, Congress has extended the current provisions of the Higher Education Act through March 31, 2008. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations process. There is no assurance that reauthorization of the Higher Education Act will happen, or that Congress will not enact changes that decrease Title IV program funds available to students, including students who attend our institution. A failure by Congress to reauthorize or otherwise extend the provisions of the Higher Education Act, or any action by Congress that significantly reduces funding for Title IV programs or the ability of our school or learners to participate in these programs, would require us to arrange for non-federal sources of financial aid and could materially decrease our enrollment. Such a decrease in enrollment would have a material adverse effect on our revenues and results of operations. Congressional action may also require us to modify our practices in ways that could result in increased administrative costs and decreased profit margin.

In September 2007, President Bush signed into law legislation which, among other things, decreases private lender and guaranty agency yields for participation in the Federal Family Education Loan (‘‘FFEL’’) program, decreases student interest rates on Stafford loans and limits repayment obligations for students who receive loans pursuant to Title IV programs. In addition, Congress is considering legislation to address alternative, non-Title IV program loans as well as lender and educational institution relationships, which could negatively impact our students’ ability to access student loans.

If the U.S. Congress significantly reduced the amount of available Title IV program funding, we would attempt to arrange for alternative sources of financial aid for our students. We cannot assure that one or more private organizations would be willing to provide loans to students attending Capella University, or that the interest rate and other terms of such loans would be as favorable as for Title IV program loans. In addition, private organizations could require us to guarantee all or part of this assistance and we might incur other additional costs. If we provided more direct financial assistance to our students, we would incur additional costs and assume increased credit risks.

The Office of Inspector General of the U.S. Department of Education has an ongoing compliance audit of Capella University which may result in repayment of Title IV funds, interest, fines, penalties, remedial action and damage to our reputation in the industry.

The Office of Inspector General (“OIG”) of the U.S. Department of Education is responsible for, among other things, promoting the effectiveness and integrity of the Department of Education’s programs and operations. With respect to educational institutions that participate in the Title IV funding programs, the OIG conducts its work primarily through compliance audits and investigations. An OIG compliance audit typically focuses upon whether an institution administers federal funds in accordance with applicable rules and regulations, whereas an investigation typically indicates a concern regarding potential fraud or abuse involving federal funds. In our case, the OIG has conducted a compliance audit (and not an investigation) of Capella University. The period under audit is the Title IV award years of 2002-2003, 2003-2004 and 2004-2005 (with each award year commencing on July 1st).

The audit commenced on April 10, 2006 and we subsequently provided the OIG with periodic information, responded to follow up inquiries and facilitated site visits and access to our records. The OIG completed its field work in January 2007 and we received a draft audit report on August 23, 2007. The draft audit report is preliminary, and is subject to further review and revision by the OIG. Capella University provided written comments on the draft audit report to the OIG on September 25, 2007. At some time in the future, the OIG’s final report will be issued to the Acting Chief Operating Officer (COO) for Federal Student Aid (FSA), which is responsible for primary oversight of the Title IV funding programs. The FSA will subsequently issue final findings and requirements for Capella University. The FSA may take certain actions, including that we refund certain federal student aid funds, modify our Title IV administration procedures and pay fines or penalties.

The audit primarily focused on whether we properly calculated the amount of Title IV funds required to be returned for learners who withdrew from Capella University without providing an official notification of withdrawal and without engaging in any academic activity prior to such withdrawal. Based on its review, the OIG audit staff identified several such learners for whom it believes proper returns of Title IV funds were not made. Based on the draft audit report, the most significant potential financial exposure from the audit relates to repayments to the Department of Education that could be required if the OIG concludes that the Company did not properly calculate the amount of Title IV funds required to be returned for learners that withdrew from Capella University without providing an official notification of such withdrawal and without engaging in academic activity prior to such withdrawal. If it is determined that Capella University improperly withheld any portion of these funds, Capella University would be required to return the improperly withheld funds. For the three year audit period, and for the 2005-2006 aid year, we estimate that the total amount of Title IV funds not returned for learners who withdrew without providing official notification was less than $1.0 million, including interest, but not including fines and penalties.

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

The audit also focused on our policies and procedures for disbursing Title IV funding to learners, and to a lesser extent on our communication to our learners of our satisfactory academic progress policy, our exit counseling for federal student loan recipients, and our review of learners’ financial aid histories prior to disbursing Title IV funding. See “Regulatory Environment—Regulation of Federal Student Financial Aid Programs—Compliance Reviews” for information about the OIG audit staff’s inquiries.

Because of the ongoing nature of the OIG audit process, we can neither know nor predict with certainty the ultimate extent of the final audit findings, or the potential liability or remedial actions that might result. Such findings and related remedial action may have an adverse impact on our reputation in the industry, our cash flows and results of operations and our ability to recruit learners, and may have an adverse effect on our stock price. The possible effects of a finding of a regulatory violation (including refunds, fines, penalties and limitations, conditions, suspension or termination of our participation in Title IV programs) are described more fully in “Regulatory Environment—Regulation of Federal Student Financial Aid Programs—Potential Effect of Regulatory Violations.”

If we fail to maintain our institutional accreditation, we would lose our ability to participate in Title IV programs.

Capella University is accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools, one of six regional accrediting agencies recognized by the Secretary of the Department of Education as a reliable indicator of educational quality. Accreditation by a recognized accrediting agency is required for an institution to become and remain eligible to participate in Title IV programs. We are currently seeking to have our accreditation affirmed with The Higher Learning Commission as part of a regularly scheduled accreditation affirmation process. The Higher Learning Commission may impose restrictions on our accreditation or may not renew our accreditation. To remain accredited we must continuously meet certain criteria and standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources and financial stability. Failure to meet any of these criteria or standards could result in the loss of accreditation at the discretion of The Higher Learning Commission. The Department of Education has recently begun a rulemaking proceeding to consider changes in its regulations governing accrediting agencies. Changes in such regulations could impact our ability to comply with accreditation standards and could increase our cost of maintaining accreditation. The loss of accreditation would, among other things, render our learners and us ineligible to participate in Title IV programs, reduce the marketability of a Capella degree and have a material adverse effect on our enrollments, revenues and results of operations.

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

During 2007 we received and responded to inquiries from the State of New York Office of the Attorney General (the “NY Attorney General”) and the Minnesota Attorney General regarding their investigations of post-secondary education institutions, financial aid officers and student loan providers regarding possible deceptive practices in the marketing of both private student loans and loans provided by such lenders under the Federal Family Education Loan (“FFEL”) program. We conducted our own internal review of the matters raised by the NY and MN Attorneys General. In May 2007, Capella University, our wholly owned subsidiary, adopted a new Code of Conduct established by the NY Attorney General’s office. In addition, Capella University also entered into a settlement agreement with the NY and MN Attorneys General in connection with the on-going reviews of financial aid practices at various colleges and universities. In the settlement agreement, Capella University stipulated that it would adopt the Code of Conduct.

The actions of the NY and MN Attorneys General came at a time of increased scrutiny of student lending practices. Other state attorneys general have also commenced inquiries of student loan practices. On May 9, 2007, the U.S. House of Representatives passed legislation that would, among other things, require that educational institutions report to the Department of Education the nature and basis of all preferred lending arrangements, disclose to students the existence of such relationships and the availability of loans from other lenders, require institutions that utilize preferred lender lists have a minimum number of lenders on such lists, require that institutions adhere to a code of conduct with respect to educational loans, prohibit gifts, compensation and incentives from lenders to colleges and universities and their employees, prohibit employees, officers or agents of institutions from participating on lender advisory committees, prohibit lenders from providing staff for an institution’s call centers and financial aid offices, and ban opportunity pools of funds to be used for private educational loans to students in exchange concessions or promises made to a lender. The U.S. Senate considered, but did not pass, similar legislation, and the legislation passed by the U.S. House of Representatives would not become law until also passed by the U.S. Senate and signed into law by the President of the United States. Accordingly, the terms of this legislation may be modified in significant respects in connection with that process from that which was passed by the U.S. House of Representatives. However, we would expect that any final legislation on these matters may require us to change the manner in which we interact with student loan lenders to reduce the potential for conflict of interest.

In connection with such pending legislation and Congressional oversight of the student loan industry, we received a letter of inquiry from U.S. Senator Edward Kennedy, Chairman of the Senate Health, Education, Labor and Pensions Committee, related to the Committee’s oversight of the federally-guaranteed student loan program. We responded to the inquiry from Senator Kennedy’s office, and at this time believe that no additional information will be requested from us.

In addition, in November 2007, the U.S. Department of Education enacted final regulations that largely restrict gifts and incentives that lenders can provide to colleges, closely regulate the manner in which colleges select preferred lenders, and require greater disclosure to students about any preferred lender relationships. The Secretary of the Department of Education had previously formed an internal Task Force on Student Loans that examined and recommended regulations pertaining to lender issues. Those recommendations were incorporated in the final regulations released by the Department of Education in November 2007. We believe we are in compliance with these regulations.

Because of the evolving nature of these various inquiries and developments we can neither know nor predict with certainty their outcome, or the potential liability or remedial actions that might result from these or potentially other inquiries. Similarly, we cannot predict at this time the outcome of legislative or regulatory initiatives. Any of these actions may have a material and adverse impact on our reputation in the industry, our relationships with the agencies that regulate our business, our participation in Title IV programs, our cash flows and results of operations and our ability to recruit learners and, accordingly, may have a material and adverse effect on our stock price.

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

A school participating in Title IV programs must correctly calculate the amount of unearned Title IV program funds that have been disbursed to students who withdraw from their educational programs before completion and must return those unearned funds in a timely manner, generally within 45 days of the date the school determines that the student has withdrawn. Under Department of Education regulations, late returns of

Title IV program funds for 5% or more of students sampled on the institution’s annual compliance audit constitutes material non-compliance. If unearned funds are not properly calculated and timely returned, we may have to post a letter of credit in favor of the Department of Education or otherwise be sanctioned by the Department of Education, which could increase our cost of regulatory compliance and adversely affect our results of operations. As described in “Regulatory Environment—Regulation of Federal Student Financial Aid Programs—Compliance Reviews,” we are currently subject to an OIG audit which we understand includes a review of the amount of Title IV program funds that we returned for learners who withdrew from their educational programs before completion and without providing official notification of such withdrawal.

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

Capella University is subject to extensive regulations by the states in which it is authorized or licensed. In addition to Minnesota, Capella University is authorized or licensed in the following 15 states for all or some of its programs because we have determined that our activities in these states constitute a presence or otherwise require authorization or licensure by the respective state educational agencies:

State	Capella University Activity Constituting Presence Requiring Licensure or Authorization
Alabama	Agreement with a former provider of library services to Capella students.
Arizona	Capella conducts activities in the state that constitutes physical presence.
Arkansas	Agreement with Wal-Mart Stores, Inc. constitutes physical presence.
Colorado	No determination of presence; authorization granted in order to have marketing and recruiting agents in the state.
Florida	Recruiting activities in the state.
Georgia	Direct marketing and recruiting activities in the state.
Illinois	State agency broadly interprets licensure requirements to cover all institutions serving residents of the state.
Kentucky	Direct marketing and recruiting activities in the state.
Nevada	Direct marketing and recruiting activities in the state.
Ohio	Direct marketing and recruiting activities in the state for select programs.
South Carolina	Direct marketing and recruiting activities in the state
Virginia	Direct marketing and recruiting activities in the state; agreements with community colleges.
Washington	Direct marketing and recruiting activities in the state
West Virginia	Direct marketing and recruiting activities in the state.
Wisconsin	State agency broadly interprets licensure requirements to cover all institutions serving residents of the state.

As of the last day of classes for the quarter ended December 31, 2007, the number of learners living in each of these states (other than Minnesota, Florida and Georgia) was less than 5% of our total enrollment. As of the last day of classes for the quarter ended December 31, 2007, approximately 5% of our learners lived in Minnesota, approximately 6% lived in Florida and approximately 8% lived in Georgia.

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

Certain of our graduates seek professional licensure in their chosen fields following graduation. Their success in obtaining licensure depends on several factors, including the individual merits of the learner, but also may depend on whether the institution and the program were approved by the state or by a professional association, whether the program from which the learner graduated meets all state requirements and whether the institution is accredited. Certain states have refused to license students who graduate from programs that do not meet specific types of accreditation, residency or other state requirements. Specifically, certain states have refused to license learners from particular Capella University programs due to the fact that the program did not meet one or more of the state’s specific licensure requirements or were not approved by the state for purposes of licensure. We have had to respond to claims brought against us by former learners as a result of such refusal. Certain states have denied our graduates professional licensure because the Capella University program from which they graduated did not have a sufficient number of residency hours, did not include a state approved clinical program, did not satisfy state coursework requirements or was not accredited by a specific third party (such as the American Psychological Association). The state requirements for licensure are subject to change, and we may not immediately become aware of changes that may impact our learners in certain states. In the event that one or more states refuses to recognize our learners for professional licensure in the future based on factors relating to our institution or programs, the potential growth of our programs would be negatively impacted, which could have a material adverse effect on our results of operations. In addition, we could be exposed to litigation that would force us to incur legal and other expenses that could have a material adverse effect on our results of operations.

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

An educational institution may lose its eligibility to participate in some or all Title IV programs if, for three consecutive federal fiscal years, 25% or more of its students who were required to begin repaying their student loans in the relevant fiscal year default on their payment by the end of the next federal fiscal year. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its default rate exceeds 40% in the most recent federal fiscal year for which default rates have been calculated by the Department of Education. Capella University’s default rates on the Federal Family Education Loan, or FFEL, program loans for the 2005, 2004 and 2003 federal fiscal years, the three most recent years for which information is available, were 2.3%,

2.2% and 1.8%, respectively. If Capella University loses its eligibility to participate in Title IV programs because of high student loan default rates, our learners would no longer be eligible to receive Title IV program funds under various government-sponsored financial aid programs, which would significantly reduce our enrollments and revenues and have a material adverse effect on our results of operations.

We may lose eligibility to participate in Title IV programs if the percentage of our revenue derived from those programs is too high, which would significantly reduce our learner population.

A for-profit institution loses its eligibility to participate in Title IV programs if, on a cash accounting basis, it derives more than 90% of its revenue from those programs in any fiscal year. In 2007, under the regulatory formula prescribed by the Department of Education, we derived approximately 74% of our revenues (calculated on a cash basis) from Title IV programs. If we lose our eligibility to participate in Title IV programs because more than 90% of our revenues are derived from Title IV program funds in any year, our learners would no longer be eligible to receive Title IV program funds under various government-sponsored financial aid programs, which would significantly reduce our enrollments and revenues and have a material adverse effect on our results of operations and financial condition.

Risks Related to Our Business

Our success depends in part on our ability to update and expand the content of existing programs and develop new programs and specializations on a timely basis and in a cost-effective manner.

The updates and expansions of our existing programs and the development of new programs and specializations may not be accepted by existing or prospective learners or employers. If we cannot respond to changes in market requirements, our business may be adversely affected. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as learners require or as quickly as our competitors introduce competing programs. In addition, we may be unable to obtain specialized accreditations or licensures that may make certain programs desirable to learners. To offer a new academic program, we may be required to obtain appropriate federal, state and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. In addition, to be eligible for federal student financial aid programs, a new academic program may need to be certified by the Department of Education. If we are unable to respond adequately to changes in market requirements due to financial constraints or other factors, our ability to attract and retain learners could be impaired and our financial results could suffer.

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

Building awareness of Capella University and the programs we offer among working adult learners is critical to our ability to attract prospective learners. It is also critical to our success that we convert these prospective learners to enrolled learners in a cost-effective manner and that these enrolled learners remain active in our programs. Some of the factors that could prevent us from successfully enrolling and retaining learners in our programs include:

•	the emergence of more successful competitors;

•	factors related to our marketing, including the costs of Internet advertising and broad-based branding campaigns;

•	performance problems with our online systems;

•	failure to maintain accreditation;

•	learner dissatisfaction with our services and programs;

•	adverse publicity regarding us, our competitors or online or for-profit education generally;

•	price reductions by competitors that we are unwilling or unable to match;

•	a decline in the acceptance of online education;

•	a decrease in the perceived or actual economic benefits that learners derive from our programs; and

•	litigation or regulatory investigations that may damage our reputation.

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

System disruptions and vulnerability from security risks to our online computer networks could impact our ability to generate revenue and damage the reputation of Capella University, limiting our ability to attract and retain learners. We are currently migrating to a new enterprise resource planning system, and unplanned costs and decreases in productivity could adversely impact our financial results.

The performance and reliability of our technology infrastructure is critical to our reputation and ability to attract and retain learners. Any system error or failure, or a sudden and significant increase in bandwidth usage, could result in the unavailability of our courseroom platform, damaging our ability to generate revenue. Our technology infrastructure could be vulnerable to interruption or malfunction due to events beyond our control, including natural disasters, terrorist activities and telecommunications failures. We currently use the Blackboard Learning System courseroom platform, and we recently upgraded this courseroom platform to the most recent version.

We are currently replacing our individual software applications with a comprehensive enterprise resource planning system. The implementation of this enterprise resource planning system is projected to be completed in the summer of 2008. The enterprise resource planning system is a large-scale project to which our employees and contractors continue to devote substantial time. Our in-house expertise, including the expertise of our contractors, related to large-scale enterprise resource planning system implementations is limited, and an implementation of this scope by its nature gives rise to risk of system interruption or failure. In addition, implementation of the enterprise resource planning system may result in unplanned and unbudgeted costs, which could have a material adverse effect on our financial results. Further, during and after implementation, we may experience difficulties in accessing information and decreases in productivity in excess of planned levels as our employees continue their transition to using the new system, and such decreases could have a material adverse effect on our financial results.

We may experience interruptions or failures in our computer systems as a result of our ongoing implementation of our enterprise resource planning system, or our recently upgraded courseroom platform and server system. Any interruption to our technology infrastructure could have a material adverse effect on our ability to attract and retain learners and could require us to incur additional expenses to correct or mitigate the interruption.

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

At present we derive a significant portion of our revenues and, after the full allocation of corporate overhead expenses, most of our operating income from our doctoral programs.

Our origins are as an online university primarily for doctoral learners. Despite the expansion of our program offerings to include both master’s and bachelor’s degrees, our doctoral learner community remains an integral part of the success of our business model. At December 31, 2007, learners seeking doctoral, master’s and bachelor’s degrees represented approximately 38%, 45% and 16%, respectively, of our enrollment. Due to the relative size, maturity and economics of our doctoral programs, for the three months ended December 31, 2007, doctoral learners accounted for approximately $118.1 million, or 52.2%, of our revenues, and, after the full allocation of corporate overhead expenses, most of our operating income. Prior to the full allocation of corporate overhead expenses, our doctoral programs accounted for most of our operating income in these periods. If we were to experience any learner, regulatory, reputational, instructional or other event that adversely affected our doctoral offerings, our results of operations could be significantly and adversely affected.

We may experience declines in our revenue and enrollment growth rates, and our growth may place a strain on our resources.

We have experienced significant growth since we established our university in 1993. However, while we have continued to achieve growth in revenues and enrollment year-over-year, these growth rates have declined in some recent periods and may continue to decline in the future. Specifically, we expect additional competitors to enter the online educational market and increased competition for online education offerings, including from colleges and universities that provide blended educational programs involving both classroom and online components.

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

Our success depends in part on our ability to protect our proprietary rights. We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names and agreements to protect our proprietary rights. We rely on service mark and trademark protection in the United States and select foreign jurisdictions to protect our rights to the marks “CAPELLA,” “CAPELLA EDUCATION COMPANY,” and “CAPELLA UNIVERSITY,” as well as distinctive logos and other marks associated with our services. We rely on agreements under which we obtain rights to use course content developed by faculty members and other third-party content experts. We cannot assure you that these measures will be adequate, that we have secured, or will be able to secure, appropriate protections for all of our proprietary rights in the United States or select foreign jurisdictions, or that third parties will not infringe upon or violate our proprietary rights. Despite our efforts to protect these rights, unauthorized third parties may attempt to duplicate or copy the proprietary aspects of our curricula, online resource material and other content. Our management’s attention may be diverted by these attempts and we may need to use funds in litigation to protect our proprietary rights against any infringement or violation.

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

In some instances, our faculty members or our learners may post various articles or other third-party content on class discussion boards. We may incur liability for the unauthorized duplication or distribution of this material posted online for class discussions. Third parties may raise claims against us for the unauthorized duplication of this material. Any such claims could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether the claims have merit. Our general liability insurance may not cover potential claims of this type adequately or at all, and we may be required to alter the content of our courses or pay monetary damages.

A reclassification of our adjunct faculty may have a material adverse effect on our results of operations.

Adjunct faculty comprised approximately 85% of our faculty population at December 31, 2007. We classify our adjunct faculty as independent contractors, as opposed to employees. Because we classify our adjunct faculty as independent contractors, with respect to these individuals we do not withhold federal or state income or other employment-related taxes, make federal or state unemployment tax or Federal Insurance Contributions Act, or FICA, payments, provide workers’ compensation insurance or provide certain benefits available to our employees. The determination of whether adjunct faculty members are properly classified as independent contractors or as employees is based upon the facts and circumstances of our relationship with our adjunct faculty members. Federal or state authorities or adjunct faculty members may challenge our classification as incorrect and assert that our adjunct faculty members must be classified as employees. In the event that we were to reclassify our adjunct faculty as employees, we would be required to withhold the appropriate taxes, make unemployment tax and FICA payments and pay for workers’ compensation insurance and additional payroll processing costs. If we had reclassified our adjunct faculty members as employees for 2007, we estimate our additional tax, workers’ compensation insurance and payroll processing payments would have been approximately $1.8 million for that year. The amount of additional tax and insurance payments would increase in the future as the total amount we pay to adjunct faculty increases. In addition to these known costs, we could be subject to retroactive taxes and penalties, which may be significant, by federal and state authorities, which could adversely affect our financial condition and results of operations. In the event that we were to reclassify our adjunct faculty as employees, we could also be required to permit these individuals to participate in certain of our employee benefit plans, perhaps retroactively.

We may not be able to retain our key personnel or hire and retain the personnel we need to sustain and grow our business.

Our success to date has depended, and will continue to depend, largely on the skills, efforts and motivation of our executive officers, who generally have significant experience with our company and within the education industry. Our Chairman and Chief Executive Officer, Stephen Shank, is 64 years old and has been our Chief Executive Officer since he founded Capella in 1991. To facilitate an orderly development and transition of leadership, our board of directors has been engaged in ongoing succession planning. Mr. Shank has advised the board that at such point as clear Chief Executive Officer succession capability has been established, and no earlier than this year, he would relinquish his duties as Chief Executive Officer. As one means to facilitate Mr. Shank’s eventual transition, the board established the position of Chief Operating Officer.

Our success also depends in large part upon our ability to attract and retain highly qualified faculty, school directors, administrators and corporate management. In March 2007, we began a national search for a new president of Capella University, a position currently held on an interim basis by Dr. Valerie Perkins. Dr. Michael Offerman, our former president, has transitioned to a new executive position at Capella. Due to the nature of our business, we face significant competition in attracting and retaining personnel who possess the skill sets we seek. In addition, key personnel may leave us and subsequently compete against us. We do not carry life insurance on our key personnel for our benefit. The loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could impair our ability to successfully sustain and grow our business, which could in turn materially and adversely affect our results of operations.

Our learner population and revenues could decrease if the government tuition assistance offered to U.S. Armed Forces personnel is reduced or eliminated, if the tuition discounts which we offer to U.S. Armed Forces personnel are reduced or eliminated, or if our informal arrangements with any military bases deteriorate.

Active duty members of the U.S. Armed Forces are eligible to receive tuition assistance from the government, which they may use to pursue post-secondary degrees. We offer tuition discounts generally ranging from 10% to 15% to all members of the U.S. Armed Forces and immediate family members of active duty

U.S. Armed Forces personnel. During 2007, we provided approximately $4.6 million of such discounts. We also have non-exclusive agreements with various educational institutions of the U.S. Armed Forces pursuant to which we have agreed to accept credits toward a Capella University degree from certain military educational programs. These agreements generally may be terminated by either party upon 30 to 45 days’ notice. Additionally, we have informal arrangements with several military bases pursuant to which the bases make information about Capella University available to interested service members. Each of these informal arrangements is not binding on either party and either party could end the arrangement at any time. If our informal arrangement with any military base deteriorates or ends, our efforts to recruit learners from that base will be impaired. In the event that governmental tuition assistance programs to active duty members of the U.S. Armed Forces are reduced or eliminated, if our tuition discount program which we offer U.S. Armed Forces personnel and their immediate family members is reduced or eliminated, or if our informal arrangements with any military base deteriorates, this could materially and adversely affect our revenues and results of operations.

Seasonal and other fluctuations in our results of operations could adversely affect the trading price of our common stock.

In reviewing our results of operations, you should not focus on quarter-to-quarter comparisons. Our results in any quarter may not indicate the results we may achieve in any subsequent quarter or for the full year. Our revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in enrollment. Learner population varies as a result of new enrollments, graduations and learner attrition. While our number of enrolled learners has grown in each sequential quarter over the past three years, the number of enrolled learners has been proportionally greatest in the fourth quarter of each respective year. A significant portion of our general and administrative expenses do not vary proportionately with fluctuations in revenues. We expect quarterly fluctuations in operating results to continue as a result of seasonal enrollment patterns. Such patterns may change, however, as a result of new program introductions, the timing of colloquia and events and increased enrollments of learners. These fluctuations may result in volatility or have an adverse effect on the market price of our common stock.

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

An increase in interest rates or other decrease in loan availability could adversely affect our ability to attract and retain learners.

Approximately 74% of our revenues (calculated on a cash basis) for the year ended December 31, 2007, were derived from Title IV programs, which involve subsidized student borrowing. Additionally, some of our learners finance a portion of their education through private, unsubsidized borrowing. In addition, in the event Congress decreases the amount available for federal student aid, our learners may have to pay higher, unsubsidized interest rates. Any future increase in interest rates or other decrease in loan availability (whether as a result of government action or credit market conditions) will result in a corresponding increase in educational costs to our existing and prospective learners, which could result in a significant reduction in our learner population and revenues.

Our investment portfolio is sensitive to interest rate changes and a significant decrease in interest rates could adversely impact the performance of our investment portfolio.

As of December 31, 2007, we held over $143 million in cash, cash equivalents and marketable securities, and a decrease in interest rates of more than 10% could result in a significant reduction in the income we receive from these investments. In January 2008, the Federal Reserve Bank decreased the Federal Funds Rate by 125 basis points and consequently, resulted in a reduction in our interest rates of more than 10%. These lower interest rates and the possibility of future Federal Funds Rate reductions may significantly reduce our interest income for 2008.

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

From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. We are not at this time a party, as plaintiff or defendant, to any legal proceedings which, individually or in the aggregate, would be expected to have a material adverse effect on our business, financial condition, or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were voted upon by shareholders during the fourth quarter of 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning our executive officers:

Name	Age	Position
Stephen G. Shank	64	Chairman and Chief Executive Officer (Mr. Shank also serves as Chancellor and as a director of Capella University)
Kenneth J. Sobaski	52	President and Chief Operating Officer (Mr. Sobaski also serves as a director of Capella University)
Michael J. Offerman	60	Senior Vice President and Vice Chair of External Initiatives
Lois M. Martin	45	Senior Vice President and Chief Financial Officer
Reed A. Watson	49	Senior Vice President, Markets and Marketing
Scott M. Henkel	53	Senior Vice President, Operations and Chief Information Officer
Gregory W. Thom	51	Vice President, General Counsel and Secretary
Sally B. Chial	47	Vice President, Human Resources

Stephen G. Shank founded our company in 1991 and has been serving as our Chairman and Chief Executive Officer since that time. Mr. Shank also has been serving as Chancellor of Capella University since 2001. Mr. Shank has been a director of Capella University from 2006 until the present and from 1993 through 2003. Mr. Shank served as emeritus director of Capella University from 2003 to 2006. From 1979 to 1991, Mr. Shank was Chairman and Chief Executive Officer of Tonka Corporation, an NYSE-listed manufacturer of toys and games. Mr. Shank is a member of the board of directors of Tennant Company, an NYSE-listed manufacturer of cleaning solutions. Mr. Shank earned a B.A. from the University of Iowa, an M.A. from the Fletcher School, a joint program of Tufts and Harvard Universities, and a J.D. from Harvard Law School.

Kenneth J. Sobaski joined our company in February 2006 and has been serving as our President and Chief Operating Officer since that time. Mr. Sobaski has been a director of Capella University since 2007. From April 2002 to April 2005, Mr. Sobaski served as an officer and Vice President, Sales, Marketing and Business Development of Polaris Industries Inc., a publicly held manufacturer of power sports products, and from September 2001 to April 2002, he served as an officer and Vice President, Marketing and Business Development of Polaris Industries. From 1999 to 2001, he served as the President of ConAgra Grocery Brands of ConAgra Foods, Inc. Mr. Sobaski’s prior experience also includes executive marketing, general management and sales positions for a number of consumer product marketing companies, including The Pillsbury Company, The Drackett Company (a division of Bristol-Myers Squibb), Kraft Foods, Inc. and General Mills, Inc. Mr. Sobaski earned his B.A. from St. Olaf College, and an M.B.A. from Northwestern University’s Kellogg School of Management.

Dr. Michael J. Offerman joined our company in 2001 and has been serving as our Senior Vice President since that time. Dr. Offerman currently is our Vice Chairman—External University Initiatives, and he served as President of Capella University from 2001 to 2007. Dr. Offerman was also a director of Capella University from 2001 to 2006. From 1994 to 2001, Dr. Offerman served as Dean of the Division of Continuing Education at the University of Wisconsin-Extension, the University of Wisconsin’s institution dedicated to the development and delivery of continuing education and online programs. Dr. Offerman also has served on a number of national boards, including the American Council on Education, Capella University Continuing Education Association, and the National Technology Advisory Board. Dr. Offerman earned a B.A. from the University of Iowa, an M.S. from the University of Wisconsin-Milwaukee and an Ed.D. from Northern Illinois University.

Lois M. Martin joined our company in 2004 and has been serving as our Senior Vice President and Chief Financial Officer since that time. From 2002 to 2004, Ms. Martin served as Executive Vice President and Chief Financial Officer at World Data Products, and from 1993 to 2001, Ms. Martin served in a number of executive positions, including Senior Vice President and Chief Financial Officer, at Deluxe Corporation. Ms. Martin is a member of the board of directors of ADC, Inc., a publicly held global supplier of network infrastructure, and

MTS Systems Corporation, a publicly held global manufacturer of mechanical testing solutions. She was also a member of the board of directors of eFunds Corporation, an NYSE-listed company offering integrated information, payment and technology solutions, in 2000. From 1996 to 2001, Ms. Martin also served as Secretary/Treasurer for the Deluxe Corporation Foundation and the W.R. Hotchkiss Foundation, a provider of education and other grant funding to non-profit organizations. Ms. Martin began her career at Coopers and Lybrand (now PricewaterhouseCoopers LLP), where she earned her C.P.A. designation. Ms. Martin earned a B.A. from Augustana College.

Reed A. Watson joined our company in June 2006 and has been serving as our Senior Vice President, Marketing since that time. In February of this year, his responsibilities were expanded to Senior Vice President over the new Markets and Marketing groups. Prior to joining us, he served as Vice President, Consumer Strategy & Insights for Select Comfort Corporation, a Nasdaq-listed mattress and bedding company, from 2005 to 2006, as President of Watson Management Consulting, a privately held management consulting firm, from 2002 to 2005 and as Executive Vice President—Chief Marketing Officer of SimonDelivers.com, a privately held online grocery company, from 1999 to 2001. Mr. Watson’s prior experience also includes serving in various executive positions in marketing and general management for companies including Recovery Engineering Inc., Pillsbury Company and Kraft Foods, Inc. He earned his B.A. degree from Northwestern University and his M.B.A. from Northwestern University’s Kellogg School of Management.

Scott M. Henkel joined our company in 2004 and has been serving as our Vice President and Chief Information Officer since that time. In February of this year, he was promoted to Senior Vice President, Operations and Chief Information Officer. From 1994 to 2003, Mr. Henkel served as Chief Information Officer and Vice President of Software Engineering at Datacard Group. Mr. Henkel earned a B.A. from Metropolitan State University and an M.B.A. in finance from the College of St. Thomas.

Gregory W. Thom joined our company in 2003 and has been serving as Vice President, General Counsel, and Secretary since that time. From 2002 to 2003, Mr. Thom served as Senior Vice President, Global Sales and Distribution at Datacard Group. From 2000 to 2002, Mr. Thom served as Vice President, Government Solutions at Datacard Group. From 1994 to 2000, Mr. Thom served as Vice President, General Counsel and Secretary at Datacard Group. From 1991 to 1994, Mr. Thom was an attorney with Dorsey & Whitney LLP, a Minneapolis-based law firm. Mr. Thom earned a B.A. from Bethel College, an M.B.A. from the University of Connecticut and a J.D. from William Mitchell College of Law.

Sally B. Chial joined our company in 2007 and has been serving as our Vice President of Human Resources since that time. She was previously a member of the Senior Leadership Teams for Organizational Effectiveness and Human Resources at Cargill from 2004 to 2007 and served as one of the company’s lead human resource managers from 2001 to 2004. Ms. Chial earned a Bachelor of Arts with an emphasis on human resources and finance from Metropolitan State University, and a Master of Arts in public administration, with an emphasis on human resources and organizational development, from Hamline University.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on the Nasdaq Global Market on November 10, 2006 under the symbol “CPLA.” Prior to November 10, 2006, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales price of the Company’s common stock as reported on the Nasdaq Global Market.

	High	Low
2007
First Quarter (January 1, 2007 – March 31, 2007)	$35.70	$24.46
Second Quarter (April 1, 2007 – June 30, 2007)	$47.33	$31.42
Third Quarter (July 1, 2007 – September 30, 2007)	$57.99	$38.25
Fourth Quarter (October 1, 2007 – December 31, 2007)	$75.38	$55.03
2006
Fourth Quarter (November 10, 2006 – December 31, 2006)	$26.68	$23.29

Holders

As of January 31, 2008, there were approximately 83 holders of record of our common stock.

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

Performance Graph

The following graph shows a comparison from November 10, 2006 (the date our common stock commenced trading on the Nasdaq Global Market) through December 31, 2007 of cumulative total return for our common stock, companies we deem to be in our industry peer group, and the Nasdaq Composite Index. The companies included in the industry peer group consist of American Public Education, Inc. (APEI), Apollo Group, Inc. (APOL), ITT Education Services, Inc. (ESI), and Strayer Education, Inc. (STRA). We made two changes to our industry peer group in 2007. Laureate Education, Inc. (LAUR) became a private company during 2007. Consequently, we removed the company from the peer group, which was included in 2006, for 2007. American Public Education, Inc. (APEI), another industry peer, became a public company and commenced trading their common stock on November 9, 2007. Therefore, we included the company in the peer group effective November 9, 2007. The returns set forth on the following graph are based on historical results and are not intended to suggest future performance. The performance graph assumes $100 was invested on November 10, 2006 in either our common stock, the companies in our peer group, or the Nasdaq Composite Index. Data for the Nasdaq Composite and our peer group assume reinvestment of dividends. There has not been a record date for dividends to be paid on our common stock since it commenced trading on the Nasdaq Global Market, and we have no present plans to declare any dividends.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated financial and operating data as of the dates and for the periods indicated. You should read this data together with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Annual Report of Form 10-K. The selected consolidated statement of operations data for each of the years in the three-year period ended December 31, 2007, and the selected consolidated balance sheet data as of December 31, 2007 and 2006, have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2004 and 2003, and selected consolidated balance sheet data as of December 31, 2005, 2004 and 2003, have been derived from our audited consolidated financial statements not included in this Annual Report of Form 10-K. Historical results are not necessarily indicative of the results of operations to be expected for future periods.

	Year Ended December 31,
	2007(a)	2006(a)	2005	2004	2003
	(In thousands, except per share and enrollment data)
Statement of Operations Data:
Revenues	$226,236	$179,881	$149,240	$117,689	$81,785
Costs and expenses:
Instructional costs and services	100,129	83,627	71,243	58,850	43,759
Marketing and promotional	69,779	56,646	45,623	35,089	22,246
General and administrative	26,378	21,765	17,501	13,885	11,710

Total costs and expenses	196,286	162,038	134,367	107,824	77,715

Operating income	29,950	17,843	14,873	9,865	4,070
Other income, net	4,903	4,472	2,306	724	427

Income before income taxes	34,853	22,315	17,179	10,589	4,497
Income tax expense (benefit)	12,069	8,904	6,929	(8,196)	104

Net income	$22,784	$13,411	$10,250	$18,785	$4,393

Net income per common share:
Basic	$1.39	$1.09	$0.89	$1.68	$0.41
Diluted	$1.33	$1.06	$0.86	$1.62	$0.39
Weighted average number of common shares outstanding:
Basic	16,396	12,271	11,476	11,189	10,804
Diluted	17,141	12,629	11,975	11,599	11,154
Other Data:
Depreciation and amortization(b)	$9,772	$8,195	$6,474	$5,454	$4,177
Net cash provided by operating activities	$37,179	$28,901	$28,940	$16,049	$15,399
Capital expenditures	$16,061	$15,354	$9,079	$7,541	$3,719
EBITDA(c)	$39,722	$26,038	$21,347	$15,319	$8,247
Enrollment(d)	22,316	17,976	14,613	12,252	9,313

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Consolidated Balance Sheet Data:

Cash, cash equivalents and marketable securities	$143,767	$87,661	$72,133	$49,980	$41,190
Working capital(e)	129,422	69,147	53,718	37,935	27,516
Total assets	200,275	129,314	106,562	80,026	55,402
Long term liabilities	7,010	4,151	2,366	8	371
Total redeemable preferred stock	—	—	57,646	57,646	57,646
Shareholders’ equity (deficit)	156,874	93,745	14,414	(5)	(20,416)

(a)	Operating income, income before income taxes and EBITDA for the year ended December 31, 2007 and 2006 included $3.4 million and $4.2 million of stock-based compensation expense recognized under

FAS 123(R). Net income and net income per common share for the year ended December 31, 2007 and 2006 included $2.6 and $3.1 million of stock-based compensation expense recognized under FAS 123(R). In accordance with the modified prospective transition method provided under FAS 123(R), our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).

(b)	Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets. Amortization includes amounts related to purchased software, capitalized website development costs and internally developed software.

(c)	EBITDA consists of net income minus other income, net plus income tax expense (benefit) and plus depreciation and amortization. Other income, net consists primarily of interest income earned on marketable securities, net of any interest expense for capital leases and notes payable. We use EBITDA as a measure of operating performance. However, EBITDA is not a recognized measurement under U.S. generally accepted accounting principles, or GAAP, and when analyzing our operating performance, investors should use EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow, as it does not consider certain cash requirements such as tax payments.

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

The following table provides a reconciliation of net income to EBITDA:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Net income	$22,784	$13,411	$10,250	$18,785	$4,393
Other income, net	(4,903)	(4,472)	(2,306)	(724)	(427)
Income tax expense (benefit)	12,069	8,904	6,929	(8,196)	104
Depreciation and amortization	9,772	8,195	6,474	5,454	4,177

EBITDA	$39,722	$26,038	$21,347	$15,319	$8,247

(d)	Enrollment reflects the total number of learners registered in a course as of the last day of classes for such periods.

(e)	Working capital is calculated by subtracting total current liabilities from total current assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the consolidated financial statements and the related notes included elsewhere in this report.

Overview

Background

We are an exclusively online post-secondary education services company. Our wholly owned subsidiary, Capella University, is a regionally accredited university that offers a variety of undergraduate and graduate degree programs primarily delivered to working adults. At December 31, 2007, we offered over 950 courses and 19 academic programs with 104 specializations at the graduate and undergraduate levels to approximately 22,300 learners.

We were founded in 1991, and in 1993 we established our wholly owned university subsidiary, then named The Graduate School of America, to offer doctoral and master’s degrees through distance learning programs in management, education, human services and interdisciplinary studies. In 1995, we launched our online format for delivery of our doctoral and master’s degree programs over the Internet. In 1997, our university subsidiary received accreditation from the North Central Association of Colleges and Schools (later renamed The Higher Learning Commission of the North Central Association of Colleges and Schools). In 1998, we began the expansion of our original portfolio of academic programs by introducing doctoral and master’s degrees in psychology and a master of business administration degree. In 1999, to expand the reach of our brand in anticipation of moving into the bachelor’s degree market, we changed our name to Capella Education Company and the name of our university to Capella University. In 2000, we introduced our bachelor’s degree completion program in information technology, which provided instruction for the last two years of a four-year bachelor’s degree. In 2001, we introduced our bachelor’s degree completion program in business administration. In 2004, we introduced our four-year bachelor’s degree programs in business administration and information technology, as well as three master’s-level specializations in education targeted at K-12 teachers. In November 2006, we completed an initial public offering of our common stock. In May 2007, we completed a follow-on offering of our common stock. Additionally, during 2007, we introduced six new degree programs and 31 new specializations, including our first ever specializations in Public Safety and nine new PhD specializations.

Our key financial results metrics

Revenues. Revenues consist principally of tuition, application and graduation fees, and commissions we earn from bookstore and publication sales. During each of 2007, 2006 and 2005, tuition represented approximately 98.5% of our revenues. Factors affecting our revenues include: (i) the number of enrollments; (ii) the number of courses per learner; (iii) our degree and program mix; (iv) the number of programs and specializations we offer; and (v) annual tuition adjustments.

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

The following is a summary of our learners as of the last day of classes for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
Doctoral	8,542	7,473	6,471
Master’s	10,032	7,685	5,640
Bachelor’s	3,595	2,729	2,380
Other	147	89	122

Total	22,316	17,976	14,613

Tuition and Fees. Our tuition rates vary by type and length of program and by degree level, such as doctoral, master’s or bachelor’s. For all master’s and bachelor’s programs and for selected doctoral programs, tuition is determined by the number of courses taken by each learner. For the 2006-2007 academic year (the academic year that began in July 2006), prices per course generally ranged from $1,460 to $1,995. The price of the course will vary based upon the number of credit hours, the degree level of the program and the discipline. For the 2006-2007 academic year, the majority of doctoral programs were priced at a fixed quarterly amount of $4,050 per learner, regardless of the number of courses in which the learner was registered. The fixed quarterly tuition for doctoral learners in their comprehensive exam or dissertation was $3,240. The reduced tuition rate for doctoral learners who have paid for 16 quarters, completed all coursework except for their comprehensive exam or dissertation and met all colloquia requirements was $810 per quarter. Based on prices from the 2006-2007 academic year, we estimate that tuition is in the low $50,000 range for a full four-year bachelor’s program, from approximately $18,000 to $35,000 for a master’s program, and from approximately $33,000 to $60,000 for a doctoral program. These amounts and ranges assume no reductions for transfer credits. Many of our learners reduce their total program costs at Capella University by transferring credits earned at other institutions.

Tuition increases generally ranged from 2% to 6% in the 2006-2007 academic year as compared to the prior academic year. Tuition increases have not historically been, and may not in the future be, consistent across our programs and specializations due to market conditions or changes in operating costs that have an impact on price adjustments of individual programs or specializations.

We implemented a tuition increase generally ranging from 3% to 8% for the 2007-2008 academic year (the academic year that began in July 2007). The price increase resulted in prices per course generally ranging from $1,540 to $2,060 for master’s, bachelor’s and certificate programs. The majority of doctoral programs were priced at a fixed quarterly amount of $4,176 per learner, regardless of the number of courses in which the learner was registered. The fixed quarterly tuition for doctoral learners in their comprehensive exam or dissertation increased to $3,505. The reduced tuition rate for doctoral learners who have paid for 16 quarters, completed all coursework except for their comprehensive exam or dissertation and met all colloquia requirements increased from $810 to $875 per quarter. Based on prices from the 2007-2008 academic year, we estimate that tuition is in the mid $50,000 range for a full four-year bachelor’s program, from approximately $18,000 to $36,000 for a master’s program, and from approximately $34,000 to $61,000 for a doctoral program. These amounts and ranges assume no reductions for transfer credits. Many of our learners reduce their total program costs at Capella University by transferring credits earned at other institutions.

“Other” in the table above refers primarily to certificate-seeking learners and learners in our Education Specialist degree program. Certificate programs generally consist of four courses, and the price of a course depends on the number of credit hours, the degree level of the program and the discipline. For the 2006-2007 academic year, prices per course in certificate programs generally ranged from $1,520 to $1,995. For the 2007-2008 academic year, prices per course in certificate programs generally range from $1,580 to $2,060. The Education Specialist program was introduced in July 2007 and is priced at a fixed quarterly amount of $4,176 per learner, regardless of the number of courses in which the learner is registered.

A large portion of our learners rely on funds received under various government-sponsored student financial aid programs, predominantly Title IV programs, to pay a substantial portion of their tuition and other education-related expenses. In the years ended December 31, 2007, 2006 and 2005 approximately 74%, 71% and 67%, respectively, of our revenues (calculated on a cash basis) were attributable to funds derived from Title IV programs. In addition to Title IV funding, our learners receive financial aid from other governmental sources or finance their education through private financing institutions or with their own funds.

Costs and expenses. We categorize our costs and expenses as (i) instructional costs and services expenses, (ii) marketing and promotional expenses and (iii) general and administrative expenses.

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

Marketing and promotional expenses include salaries and benefits of personnel engaged in recruitment and promotion, as well as costs associated with advertising and the production of marketing materials related to new enrollments and current learners. Our marketing and promotional expenses are generally affected by the cost of advertising media, the efficiency of our marketing efforts, salaries and benefits for our sales personnel, and the number of advertising initiatives for new and existing academic programs. Marketing and promotional expenses also include an allocation of facility, admissions and human resources costs, stock-based compensation expense, depreciation and amortization and information technology costs that are attributable to marketing and promotional efforts.

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

Other income, net. Other income, net consists primarily of interest income earned on cash, cash equivalents and marketable securities, net of any interest expense for capital leases and notes payable.

Factors affecting comparability

We set forth below selected factors that we believe have had, or are expected to have, a significant effect on the comparability of recent or future results of operations:

Introduction of new programs and specializations. At December 31, 2005, learners seeking doctoral degrees represented approximately 44% of our enrollment, while learners seeking master’s and bachelor’s degrees represented approximately 39% and 16% of our enrollment, respectively. The higher concentration of learners in doctoral programs reflects our early emphasis on these programs. In 2006, we introduced three specializations in master’s in business administration, including healthcare management, two bachelor’s level specializations in accounting and information assurance and security, and two doctoral specializations in education servicing K-12 teachers. In 2007, we launched six new degree programs and 31 new specializations across our three vertical markets, including doctoral, master’s, and bachelor’s level programs in Public Safety and nine PhD specializations. At December 31, 2007, learners seeking doctoral, master’s and bachelor’s degrees represented approximately 38%, 45% and 16%, respectively, of our enrollment.

We expect to introduce additional degree programs and specializations in the future. We make investments in program and specialization development, support infrastructure and marketing and selling when introducing new programs and specializations, while associated revenues are dependent upon enrollment, which in many cases is lower during the period of new program and specialization introduction and development. Relative to our doctoral programs, our master’s and bachelor’s programs have lower revenue per learner and higher marketing and promotional, learner recruitment and support costs. In the year ended December 31, 2007, doctoral programs accounted for a significant portion of our revenues and, after the full allocation of corporate overhead expenses, most, but not all, of our operating income. In the fourth quarter of 2006 our masters programs began to contribute positively to our operating income, after full allocation of corporate overhead expenses. Our operating strategy is focused on maintaining this trend in future periods. Prior to the full allocation of corporate overhead expenses, doctoral programs accounted for most, but not all, of our operating income in the year ended December 31, 2007. During the period of new program and specialization introduction and development, the rate of growth of revenues and operating income has been, and may be, adversely affected in part due to these factors. As our newer programs and specializations develop, we anticipate increases in enrollment, more cost-effective delivery of instructional and support services and more efficient marketing and promotional processes.

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

We adopted FAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006. Our financial statements for the year ended December 31, 2007 and 2006 reflect the impact of FAS 123(R) expense of $3.4 million and $4.2 million, respectively. In accordance with the modified prospective transition method, our consolidated financial statements for the year ended December 31, 2005 have not been restated to reflect, and do not include, the impact of FAS 123(R).

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

Public company expense. We became a public company and our shares of common stock began trading on the Nasdaq Global Market with the consummation of our initial public offering in November 2006. As a result, we need to comply with new laws, regulations and requirements that we did not need to comply with as a private company, including certain provisions of the Sarbanes-Oxley Act of 2002, related SEC regulations and the requirements of The Nasdaq Global Market. Compliance with the requirements of being a public company required us to increase our general and administrative expenses in order to pay our employees, legal counsel and accountants to assist us in, among other things, external reporting, instituting and monitoring a more comprehensive compliance and board governance function, establishing and maintaining internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and preparing and distributing periodic public reports in compliance with our obligations under the federal securities laws. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance.

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

We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition. Tuition revenue represented approximately 98.5% of our revenues recognized for each of the years ended December 31, 2007, 2006 and 2005. Course tuition revenue is deferred and recognized as revenue ratably over the period of instruction, which is generally from one and a half to three months. Colloquia tuition revenue is recognized over the length of the colloquia, which ranges from two days to two weeks. Deferred revenue in any period represents the excess of tuition and fees received as compared to tuition and fees recognized in revenue on the consolidated statement of operations and is reflected as a current liability on our consolidated balance sheet.

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

As of December 31, 2007 and 2006, the allowance for doubtful accounts was approximately $1.0 million, and $1.1 million respectively. During 2007, 2006, and 2005, we recognized bad debt expense of $3.6 million, $2.9 million and $2.3 million, respectively.

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

We adopted FAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006. Our financial statements as of and for the year ended December 31, 2006 reflect the impact of FAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for the years ended December 31, 2005 have not been restated to reflect, and do not include, the impact of FAS 123(R).

Prior to the adoption of FAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under FAS 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in our consolidated statement of income because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. We recognized stock-based compensation of $0.2 million in 2005, related to a modification of the terms of specific stock options.

Because no market for our common stock existed prior to our initial public offering, our board of directors determined the fair value of our common stock based upon several factors, particularly sales of our stock to and by investors and our annual independent valuation of our common stock prepared for purposes of valuing our contributions to our Employee Stock Ownership Plan (ESOP).

More specifically, the practices we used prior to our initial public offering to value the underlying common stock for purposes of stock option accounting relied heavily upon independent third party transactions relating to our preferred stock (all of which was converted into common stock in connection with our initial public offering), to the extent such transactions were significant and occurred in the general timeframe of the stock option issuances. We issued options in December 2005 through September 30, 2006 that were priced at $20.00 per share of common stock.

We used a combination of other valuation techniques to estimate the fair value of our common stock to the extent that there were not significant third party stock transactions that occurred in the general timeframe of the stock option issuances. These valuation techniques generally included, as a baseline, the use of the annual valuation of our common stock that was performed by an unrelated valuation specialist as of December 31st of each year for purposes of valuing our ESOP contributions. The results of this valuation as of December 31, 2005 were $20.18 per share. This annual baseline ESOP valuation was adjusted for subsequent changes in our interim earnings per share, changes in growth in our interim earnings per share, and changes in the market value and operating performance of our peer group of public post-secondary education companies, among others. Each of these factors, the most significant of which are the growth in our earnings and the estimated offering price, has contributed to the fair value of our stock at the dates of our stock option issuances over twelve months prior to our initial public offering. We believe the annual ESOP valuation and the ability to measure and reasonably value subsequent changes in value due to growth in our earnings provided a reasonable basis for valuing our common stock.

Prior to January 1, 2006, had compensation expense been determined based on the fair value of the options at grant dates computed in accordance with FAS 123, the pro forma amounts would be as follows (in thousands except per share data):

Year Ended December 31, 2005

Net income	$10,250
Stock-based compensation expense included in net income as reported	202
Compensation expense determined under fair- value-based method, net of tax	(1,966)

Pro forma net income	$8,486

Net income per common share:
Basic—as reported	$0.89
Basic—pro forma	$0.74
Diluted—as reported	$0.86
Diluted—pro forma	$0.71

The fair value of our service-based stock options was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2007	2006	2005 (Pro forma)
Expected life (in years)(1)	4.25-4.75	4.25-6.25	6.0
Expected volatility(2)	45.3%-46.6%	45.6%	38.5%
Risk-free interest rate(3)	4.0-4.7%	4.4-5.1%	3.9-4.4%
Dividend yield(4)	0.0%	0.0%	0.0%
Weighted-average fair value of options granted	$20.72	$9.84	$8.87

(1)	For the years ended December 31, 2007 and 2006, the expected option life was determined using the simplified method for estimating expected option life for service-based stock options. Prior to the year ended December 31, 2006, the option life was based on the average expected option life experienced by our peer group of post-secondary education companies.

(2)	As our stock had not been publicly traded prior to November 2006, the expected volatility assumption for the years ended December 31, 2007 and 2006 reflects a detailed evaluation of the stock price of our peer group of public post-secondary education companies for a period equal to the expected life of the options, starting from the date they went public. Prior to the year ended December 31, 2006 the expected volatility assumption reflects the public disclosures of our peer group of post-secondary education companies.

(3)	The risk-free interest rate assumption is based upon the U.S. Treasury zero coupon yield curve on the grant date for a maturity similar to the expected life of the options.

(4)	The dividend yield assumption is based on our history and expectation of regular dividend payments.

The assumptions discussed above were also used to value the performance-based stock options granted during the year ended December 31, 2006 except for the expected life, which was four years. The expected option life for performance-based stock options was determined based on the evaluation of certain qualitative factors including our historical experience and our competitors’ historical experience. The weighted-average fair value of performance-based stock options granted was $8.22.

Under FAS 123(R), the amount of compensation expense will vary depending on numerous factors, including the number and vesting period of option grants, the expected life of the grants, the publicly traded stock price of the security underlying the options, the volatility of the stock price and the estimated forfeiture rate. Of the 1.32 million shares subject to outstanding stock options as of December 31, 2007, 1.27 million related to service-based stock options which vest ratably over a specific period, usually four years. Compensation expense relating to these options is recognized ratably over the vesting period, resulting in the recognition of $3.4 million of compensation expense in 2007. Approximately 0.05 million of our outstanding stock options as of December 31, 2007 were performance-based stock options granted and vested in 2006, which resulted in the recognition of $1.6 million of compensation expense in 2006. At December 31, 2007, total compensation expense related to nonvested service-based stock options not yet recognized was $7.5 million, which is expected to be recognized over 28 months on a weighted-average basis.

Stock-based compensation expense recognized during the years ended December 31, 2007 and 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123 and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under FAS 123 for the periods prior to fiscal 2006, the calculation of pro forma expense also reflects estimates of forfeitures which are adjusted in subsequent periods as actual forfeitures differ from the original estimates.

In determining stock-based compensation expense, FAS 123(R) will continue to require significant management judgment and assumptions concerning such factors as term, volatility and forfeitures. For more information concerning our adoption of FAS 123(R) and its effects on our results of operations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors affecting comparability—Stock option expense” and Notes 2 and 10 to our consolidated financial statements included elsewhere in this report.

Accounting for income taxes. We adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no adjustment in the liability for unrecognized income tax benefits. At both the adoption date of January 1, 2007 and December 31, 2007, we had $0.3 million of total gross unrecognized tax benefits. Of this total, $0.2 million (net of the federal benefit on state issues), represents the amount of unrecognized tax benefits that, if recognized, would favorably affect its effective income tax rate in future periods.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Currently, no jurisdictions are under examination.

The Company continues to recognized interest and penalties related to uncertain tax positions in income tax expense. Upon adoption of FIN 48, the Company had less than $1,000 of accrued interest related to uncertain tax positions. The Company recognized $21,000 in interest and penalties related to uncertain tax positions in income tax expense during the year ended December 31, 2007.

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

The Company does not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months. In September 2007, the statute of limitations expired on federal issues related to tax years 1995-1997 with no material impact on the unrecognized tax benefits. In September 2008, the statute of limitations will expire on federal issues related to tax years 1998-1999 with no material impact on the unrecognized tax benefits.

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

Results of Operations

The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Revenues	100.0%	100.0%	100.0%
Costs and expenses
Instructional costs and services	44.3	46.5	47.7
Marketing and promotional	30.8	31.5	30.6
General and administrative	11.7	12.1	11.7

Total costs and expenses	86.8	90.1	90.0

Operating income	13.2	9.9	10.0
Other income, net	2.2	2.5	1.5

Income before income taxes	15.4	12.4	11.5
Income tax expense	5.3	4.9	4.6

Net income	10.1%	7.5%	6.9%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues. Our revenues for the year ended December 31, 2007 were $226.2 million, representing an increase of $46.3 million, or 25.8%, as compared to revenues of $179.9 million for the year ended December 31, 2006. Of this increase, 22.7 percentage points were due to increased enrollments and 3.7 percentage points were due to tuition increases, which were partially offset by a 1.1 percentage point decrease due to a larger proportion of master’s and bachelor’s learners, who generated less revenue per learner than our doctoral learners. End-of-period enrollment increased 24.1% in 2007 compared to 2006. Tuition increases in 2006 generally ranged from 2% to 6% and were implemented during July 2006. Tuition increases in 2007 generally ranged from 3% to 8% and were implemented during July 2007.

Instructional costs and services expenses. Our instructional costs and services expenses for the year ended December 31, 2007 were $100.1 million, representing an increase of $16.5 million, or 19.7%, as compared to instructional costs and services expenses of $83.6 million for the year ended December 31, 2006. This increase was primarily due to an increase in learner support services and increases in instructional pay as a result of the increase in enrollments, as well as an increase in information technology expenses and depreciation due to the implementation of additional modules of our enterprise resource planning system, and an increase in bonus expense due to higher amounts earned in 2007 than in 2006. Our instructional costs and services expenses as a percentage of revenues decreased by 2.2 percentage points to 44.3% for the year ended December 31, 2007, as compared to 46.5% for the year ended December 31, 2006. This decrease in 2007 was driven by improvements in our variable cost structure due to ongoing work on process improvements, including more efficient course scheduling and use of faculty and the termination of our relationship with a third-party service provider, a decrease in the ratio between faculty pay and revenue and increased efficiencies in our information technology department.

Marketing and promotional expenses. Our marketing and promotional expenses for the year ended December 31, 2007 were $69.8 million, representing an increase of $13.2 million, or 23.2%, as compared to marketing and promotional expenses of $56.6 million for the year ended December 31, 2006. This increase was driven by greater spending in online media, an increase in recruitment and marketing staffing, and an increase in bonus expense due to a higher expected payout in 2007 than in 2006. Our marketing and promotional expenses as a percentage of revenues decreased by 0.7 percentage points to 30.8% for the year ended December 31, 2007, from 31.5% for the year ended December 31, 2006, due to efficiency improvements across marketing enrollment spending, partially offset by an increase in recruitment and marketing staffing and an increase in bonus expense due to higher amounts earned in 2007 than in 2006.

General and administrative expenses. Our general and administrative expenses for the year ended December 31, 2007 were $26.4 million, representing an increase of $4.6 million, or 21.2%, as compared to general and administrative expenses of $21.8 million for the year ended December 31, 2006. This increase was primarily attributable to an increase in costs related to being a public company, higher legal costs, and an increase in bonus expense due to higher amounts earned in 2007 than 2006. Our year-over-year legal costs increased, in part, due to activity in an on-going litigation matter initiated by a former learner, which litigation included both his claims against us and our counterclaims against him. In November 2007, the trial court granted a directed verdict in our favor on all claims against us. Our insurance carrier had denied coverage of the legal costs for this matter, and we have been in litigation with the carrier to require coverage under our insurance policy. On January 29, 2008, we received a lower court ruling requiring that the insurance carrier cover our defense costs for this litigation matter. The court has not yet determined the specific dollar amount that we will receive to cover defense costs already incurred. Our general and administrative expenses as a percentage of revenues decreased by 0.4 percentage points to 11.7% for the year ended December 31, 2007, from 12.1% for the year ended December 31, 2006, due to a decrease in certain contingency expenses.

Other income, net. Other income, net increased by $0.4 million, or 9.6%, to $4.9 million for the year ended December 31, 2007, from $4.5 million for the year ended December 31, 2006. The increase was primarily due to increased levels of interest income on higher average cash, cash equivalents and marketable securities balances, partially offset by lower levels of interest income from the higher proportion of tax-exempt investments in 2007.

Income tax expense. We recognized tax expense for the year ended December 31, 2007 and 2006 of $12.1 million and $8.9 million, respectively, resulting in effective tax rates of 34.6% and 39.9%, respectively. The decrease in our effective tax rate in 2007 from 2006 was primarily due to the increased use of tax-exempt investments, a decrease in the impact of non-deductible FAS 123(R) stock-based compensation expense for incentive stock options and a decrease in the amount of non-deductible meals and entertainment expenses.

Net income. Net income was $22.8 million for the year ended December 31, 2007, compared to net income of $13.4 million for the year ended December 31, 2006, an increase of $9.4 million, because of the factors discussed above.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues. Our revenues for the year ended December 31, 2006 were $179.9 million, representing an increase of $30.7 million, or 20.5%, as compared to revenues of $149.2 million for the year ended December 31, 2005. Of this increase, 19.0 percentage points were due to increased enrollments and 4.6 percentage points were due to tuition increases, which was partially offset by a 2.3 percentage point decrease due to a larger proportion of master’s learners, who generated less revenue per learner than our doctoral learners. End-of-period enrollment increased 23.0% in 2006 compared to 2005. Tuition increases in 2005 generally ranged from 4% to 11% and were implemented during July 2005. Tuition increases in 2006 generally ranged from 2% to 6% and were implemented during July 2006.

Instructional costs and services expenses. Our instructional costs and services expenses for the year ended December 31, 2006 were $83.6 million, representing an increase of $12.4 million, or 17.4%, as compared to instructional costs and services expenses of $71.2 million for the year ended December 31, 2005. This increase was primarily due to increases in instructional pay related to the increase in enrollments, an increase in depreciation expense and technology expense related to providing educational services, an increase in learner support services and stock-based compensation expense recorded in 2006 as a result of the adoption of FAS 123(R). Our instructional costs and services expenses as a percentage of revenues decreased by 1.2 percentage points to 46.5% for the year ended December 31, 2006, as compared to 47.7% for the year ended December 31, 2005. This improvement in 2006 was driven by improvements in our variable cost structure due to continuously working on process improvements, including more efficient course scheduling and use of faculty and improved fixed cost leverage with respect to our university administration expenses and facilities expenses.

Marketing and promotional expenses. Our marketing and promotional expenses for the year ended December 31, 2006 were $56.6 million, representing an increase of $11.0 million, or 24.2%, as compared to marketing and promotional expenses of $45.6 million for the year ended December 31, 2005. This increase was primarily attributable to an increase in marketing and advertising expenses, an increase in brand awareness spending, an increase in online advertising spending and an increase in learner recruiting personnel. Our marketing and promotional expenses as a percentage of revenues increased by 0.9 percentage points to 31.5% for the year ended December 31, 2006, from 30.6% for the year ended December 31, 2005, due to an increase in marketing and advertising expenses and an increase in brand differentiation spending.

General and administrative expenses. Our general and administrative expenses for the year ended December 31, 2006 were $21.8 million, representing an increase of $4.3 million, or 24.4%, as compared to general and administrative expenses of $17.5 million for the year ended December 31, 2005. This increase was primarily attributable to $3.1 million in stock-based compensation expense recorded in 2006 as a result of the adoption of FAS 123(R), an increase in spending related to the implementation of our new enterprise resource planning system, and accruals related to certain contingencies. Our general and administrative expenses as a percentage of revenues increased by 0.4 percentage points to 12.1% for the year ended December 31, 2006, from 11.7% for the year ended December 31, 2005, due to the factors described above offset by improved fixed cost leverage with respect to our executive, administrative and finance-related expenses.

Other income, net. Other income, net increased by $2.2 million, or 93.9%, to $4.5 million for the year ended December 31, 2006, from $2.3 million for the year ended December 31, 2005. The increase was principally due to higher interest rates and higher average cash and marketable securities balances throughout 2006.

Income tax expense (benefit). We recognized tax expense for the year ended December 31, 2006 and 2005 of $8.9 million and $6.9 million, respectively, resulting in effective tax rates of 39.9% and 40.3%, respectively. The decrease in our effective tax rate from 2005 to 2006 was primarily due to a one-time tax benefit related to the dividend portion of the special distribution to our Employee Stock Ownership Plan (ESOP) from the proceeds of our initial public offering of common stock, which is deductible for tax purposes, and tax planning strategies.

Net income. Net income was $13.4 million for the year ended December 31, 2006, compared to net income of $10.3 million for the year ended December 31, 2005, an increase of $3.2 million, because of the factors discussed above, including the effects of $3.1 million from stock-based compensation expense, net of tax, that was recognized in 2006.

Quarterly Results and Seasonality

The following tables set forth certain unaudited financial and operating data each quarter during the years ended December 31, 2007 and 2006. The unaudited information reflects all adjustments, which include only normal and recurring adjustments, necessary to present fairly the information shown.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except for per share and enrollment data)
2007
Revenues	$52,824	$53,918	$55,530	$63,964
Operating income	5,000	5,963	6,323	12,664
Net income	3,844	4,783	5,062	9,095
Net income per common share:
Basic	$0.24	$0.29	$0.30	$0.53
Diluted	$0.23	$0.28	$0.29	$0.51
Enrollment	19,151	19,942	20,268	22,316

2006
Revenues	$41,858	$43,518	$43,902	$50,603
Operating income	1,884	4,203	4,063	7,693
Net income	1,642	3,055	3,041	5,673
Net income per common share:
Basic	$0.14	$0.26	$0.26	$0.40
Diluted	$0.14	$0.25	$0.25	$0.39
Enrollment	15,792	16,078	16,374	17,976

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

In addition to our recurring seasonal patterns described above, our quarterly revenue may be impacted by the timing of our colloquia tuition revenue resulting from week-long gatherings of our doctoral learners for in-depth, face-to-face instruction. We typically have eight colloquia per year. Our quarterly operating results may fluctuate in the future based on the timing and number of our colloquia.

Liquidity and Capital Resources

Liquidity

We financed our operating activities and capital expenditures during the years ended December 31, 2007, 2006 and 2005 primarily through cash provided by operating activities. Our cash, cash equivalents and marketable securities were $143.8 million and $87.7 million at December 31, 2007 and 2006 respectively.

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

On March 3, 2008, we announced that our Board of Directors has authorized us to repurchase up to $50 million of shares of common stock with no expiration date.

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2007 was $37.2 million, compared to $28.9 million for the year ended December 31, 2006. The increase was primarily due to the $9.4 million increase in net income, a $2.2 million increase in 2007 related to various working capital items, and a $1.6 million increase in depreciation expense. This was offset by a $4.8 million decrease in income taxes payable related primarily to excess tax benefits from stock-based compensation due to an increase in stock option exercises in 2007 compared to 2006.

Net cash provided by operating activities for the year ended December 31, 2006 was $28.9 million, which was consistent with cash provided by operating activities for the year ended December 31, 2005. There was a $4.9 million decrease in 2006 related to various working capital items and decrease of $3.3 million related to a change in net deferred tax assets. These factors were offset by an increase of $3.2 million in net income and $4.2 million of non-cash stock-based compensation expense as a result of the adoption of FAS 123(R) for the year ended December 31, 2006 compared to the year ended December 31, 2005.

Investing Activities

Our cash used in investing activities is primarily related to the purchase of property and equipment and investment in marketable securities. Net cash used in investing activities was $34.1 million, $22.0 million and $22.6 million for the years ended December 31, 2007, 2006, and 2005, respectively. Investment in marketable securities at December 31, 2007 consisted of purchases and sales of tax-exempt auction rate securities and tax-exempt municipal securities. As of December 31, 2007, the Company had $9.8 million in auction rate securities scheduled to mature by January 8, 2008. At maturity, the funds from these auction rate securities were reinvested in variable rate demand notes. No losses were incurred on any investments in auction rate securities during 2007 or in January 2008.

Net purchases of these securities were $18.0 million $6.6 million, and $13.5 million during the years ended December 31, 2007, 2006, and 2005, respectively. Capital expenditures were $16.1 million, $15.4 million, and $9.1 million for the years ended December 31, 2007, 2006, and 2005, respectively. The increase in 2007 and 2006 was due to the investments in integrating most of our business systems with an enterprise resource planning system.

We are continuing to invest in integrating most of our business systems with an enterprise resource planning system. In 2007 we successfully launched several learner-facing modules. Each had appropriate risk mitigation strategies in place to limit the impact to the business. We expect that once implementation is complete, this integration of our systems and processes will improve efficiencies within our instructional costs and services, marketing and promotional and general and administrative expenses. We expect 2008 capital expenditures to be in the range of six to seven percent of revenue, as we end our heavy capital investment stage of our ERP deployment mid-2008. We expect to be able to fund these capital expenditures with cash generated from operations.

We lease all of our facilities. We expect to make future payments on existing leases from cash generated from operations.

Financing Activities

Net cash provided by financing activities was $35.0 million, $1.6 million, and $2.2 million for the years ended December 31, 2007, 2006, and 2005, respectively. Financing activities during 2007 were primarily related to proceeds of $15.0 million from stock option exercises and the related excess tax benefits of $9.1 million, and net cash proceeds from our follow-on offering of common stock of $10.9 million, after deducting underwriter commissions and offering expenses. Financing activities during 2006 were primarily related to net cash proceeds from our initial public offering, after deducting underwriter commissions and offering expenses, of $76.5 million and net proceeds of $0.4 million from stock option exercises. Net proceeds from the initial public offering were largely offset by the special distribution paid in November 2006 of $72.6 million and $2.7 million of payments on two notes payable, which we entered into in 2005 to finance asset purchases related to our enterprise resource planning system.

Contractual Obligations

The following table sets forth, as of December 31, 2007, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases(a)	$7,173	$2,904	$4,269	$—	$—

Total contractual obligations	$7,173	$2,904	$4,269	$—	$—

(a)	Minimum lease commitments for our headquarters and miscellaneous office equipment.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2007, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $0.3 million of unrecognized tax benefits have been excluded from the Contractual Obligations table above. See Note 11 to the Consolidated Financial Statements for a discussion of income taxes.

Regulation and Oversight

We perform periodic reviews of our compliance with the various applicable regulatory requirements. We have not been notified by any of the various regulatory agencies of any significant noncompliance matters that would adversely impact its ability to participate in Title IV programs, however, the OIG has conducted a compliance audit of Capella University. The audit commenced on April 10, 2006 and we subsequently provided the OIG with periodic information, responded to follow up inquiries and facilitated site visits and access to the Company’s records. The OIG completed its field work in January 2007 and the Company received a draft audit report on August 23, 2007. The draft audit report is preliminary, and is subject to further review and revision by the OIG. Capella University provided written comments on the draft audit report to the OIG on September 25, 2007. At some time in the future, the OIG’s final report will be issued to the Acting Chief Operating Officer (COO) for Federal Student Aid (FSA), which is responsible for primary oversight of the Title IV funding programs. The FSA will subsequently issue final findings and requirements for Capella University. The FSA may take certain actions, including that we refund certain federal student aid funds, modify our Title IV administration procedures and pay fines or penalties.

Based on the draft audit report, the most significant potential financial exposure from the audit pertains to repayments to the Department of Education that could be required if the OIG concludes that Capella University did not properly calculate the amount of Title IV funds required to be returned for learners that withdrew without providing an official notification of such withdrawal and without engaging in academic activity prior to such withdrawal. If it is determined that Capella University improperly withheld any portion of these funds, Capella University would be required to return the improperly withheld funds. For the three year audit period, and for the 2005-2006 aid year, we estimate that the total amount of Title IV funds not returned for learners who withdrew without providing official notification was less than $1.0 million, including interest, but not including fines and penalties.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2007, 2006, or 2005. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (‘‘FAS 157’’), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided that the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of FAS 157, but do not expect the adoption of FAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ (‘‘FAS 159’’). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective for the first fiscal year beginning after November 15, 2007. We are evaluating the statement but do not expect the adoption of FAS 159 will have a material effect on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We have no derivative financial instruments or derivative commodity instruments. We believe the risk related to cash equivalents and marketable securities is limited due to the adherence to our investment policy that requires a minimum Standard & Poor’s rating of A minus (or equivalent). All of our cash equivalents and marketable securities as of December 31, 2007 and 2006 were rated A minus or higher.

Interest Rate Risk

We manage interest rate risk by investing excess funds in cash equivalents and marketable securities bearing variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At December 31, 2007, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

Item 8.	Financial Statements and Supplementary Data

CAPELLA EDUCATION COMPANY

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Capella Education Company

We have audited the accompanying consolidated balance sheets of Capella Education Company as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capella Education Company at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, using the modified prospective method. As discussed in Note 11 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capella Education Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Minneapolis, Minnesota

February 27, 2008

CAPELLA EDUCATION COMPANY

Consolidated Balance Sheets

	As of December 31,
	2007	2006
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$60,600	$22,491
Marketable securities	83,167	65,170
Accounts receivable, net of allowance of $951 in 2007 and $1,119 in 2006	7,557	7,401
Prepaid expenses and other current assets	12,593	3,703
Deferred income taxes	1,896	1,800

Total current assets	165,813	100,565
Property and equipment, net	34,462	28,749

Total assets	$200,275	$129,314

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,089	$5,113
Accrued liabilities	23,826	18,598
Income taxes payable	—	214
Deferred revenue	6,476	7,488
Current portion of capital lease obligations	—	5

Total current liabilities	36,391	31,418
Deferred rent	1,167	1,813
Capital lease obligations	—	7
Other liabilities	335	—
Deferred income taxes	5,508	2,331

Total liabilities	43,401	35,569
Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares—100,000
Issued and outstanding shares—17,363 in 2007 and 16,002 in 2006	173	160
Additional paid-in capital	196,643	156,513
Accumulated other comprehensive income (loss)	195	(7)
Retained earnings (accumulated deficit)	(40,137)	(62,921)

Total shareholders’ equity	156,874	93,745

Total liabilities and shareholders’ equity	$200,275	$129,314

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Income

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)
Revenues	$226,236	$179,881	$149,240
Costs and expenses:
Instructional costs and services	100,129	83,627	71,243
Marketing and promotional	69,779	56,646	45,623
General and administrative	26,378	21,765	17,501

Total costs and expenses	196,286	162,038	134,367

Operating income	29,950	17,843	14,873
Other income, net	4,903	4,472	2,306

Income before income taxes	34,853	22,315	17,179
Income tax expense	12,069	8,904	6,929

Net income	$22,784	$13,411	$10,250

Net income per common share:
Basic	$1.39	$1.09	$0.89

Diluted	$1.33	$1.06	$0.86

Weighted average number of common shares outstanding:
Basic	16,396	12,271	11,476

Diluted	17,141	12,629	11,975

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statement of Shareholders’ Equity (Deficit)

	Class A Convertible Preferred Stock		Class B Convertible Preferred Stock		Class D Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated Deficit)		Comprehensive Income
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount					Total
	(In thousands)
Balance at December 31, 2004	2,810	$2,810	460	$1,150	1,022	$4,600	2,074	$20	$5,354	$—	$—	$(13,939)	$(5)
Exercise of stock options	—	—	—	—	—	—	52	1	277	—	—	—	278
Exercise of stock warrants	—	—	—	—	—	—	271	3	3,036	—	—	—	3,039
Issuance of common stock to the Employee Stock Ownership Plan	—	—	—	—	—	—	46	—	928	—	—	—	928
Employee Stock Ownership Plan distribution	—	—	—	—	—	—	(12)	—	(280)	—	—	—	(280)
Issuance of restricted stock	—	—	—	—	—	—	3	—	50	(50)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—	—	19	—	—	19
Cancellation of restricted stock	—	—	—	—	—	—	(3)	—	(50)	31	—	—	(19)
Stock-based compensation		—	—	—	—	—	—	—	202	—	—	—	202
Income tax benefits associated with stock-based compensation	—	—	—	—	—	—	—	—	10	—	—	—	10
Net income	—	—	—	—	—	—	—	—	—	—	—	10,250	10,250	$10,250
Unrealized loss on marketable securities		—	—	—	—	—	—	—	—	—	(8)	—	(8)	(8)

Balance at December 31, 2005	2,810	2,810	460	1,150	1,022	4,600	2,431	24	9,527	—	(8)	(3,689)	14,414	$10,242

Exercise of stock options	—	—	—	—	—	—	99	1	797	—	—	—	798
Repurchase of stock options	—	—	—	—	—	—	—	—	(412)	—	—	—	(412)
Stock-based compensation	—	—	—	—	—	—	—	—	4,179	—	—	—	4,179
Income tax benefits associated with stock-based compensation	—	—	—	—	—	—	—	—	166	—	—	—	166
Employee Stock Ownership Plan contribution	—	—	—	—	—	—	62	1	1,240	—	—	—	1,241
Employee Stock Ownership Plan distribution	—	—	—	—	—	—	—	—	(6)	—	—	—	(6)

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statement of Shareholders’ Equity (Deficit)—(Continued)

	Class A Convertible Preferred Stock		Class B Convertible Preferred Stock		Class D Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated Deficit)		Comprehensive Income
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount					Total
	(In thousands)
Issuance of common stock, net of underwriters’ commissions and offering costs	—	$—	—	$—	—	$—	4,232	$42	$74,908	$—	$—	$—	$74,950
Conversion of convertible preferred stock	(2,810)	(2,810)	(460)	(1,150)	(1,022)	(4,600)	4,292	43	8,517	—	—	—	—
Conversion of redeemable convertible preferred stock	—	—	—	—	—	—	4,886	49	57,597	—	—	—	57,646
Payment of special distribution	—	—	—	—	—	—	—	—	—	—	—	(72,643)	(72,643)
Net income	—	—	—	—	—	—	—	—	—	—	—	13,411	13,411	$13,411
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	1	—	1	1

Balance at December 31, 2006	—	—	—	—	—	—	16,002	160	156,513	—	(7)	(62,921)	93,745	$13,412

Exercise of stock options	—	—	—	—	—	—	1,017	10	15,012	—	—	—	15,022
Stock-based compensation	—	—	—	—	—	—	—	—	3,392	—	—	—	3,392
Income tax benefits associated with stock-based compensation	—	—	—	—	—	—	—	—	10,813	—	—	—	10,813
Issuance of common stock, net of underwriters’ commissions and offering costs	—	—	—	—	—	—	344	3	10,913	—	—	—	10,916
Net income	—	—	—	—	—	—	—	—	—	—	—	22,784	22,784	$22,784
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	202	—	202	202

Balance at December 31, 2007	—	$—	—	$—	—	$—	17,363	$173	$196,643	$—	$195	$(40,137)	$156,874	$22,986

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Operating activities
Net income	$22,784	$13,411	$10,250
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	3,604	2,855	2,263
Depreciation and amortization	9,772	8,195	6,474
Amortization of investment discount/premium	344	(366)	(158)
Gain on disposal of assets	—	—	(35)
Asset impairment	33	63	156
Stock-based compensation	3,392	4,179	—
Noncash equity-related expense	—	169	1,381
Excess tax benefits from stock-based compensation	(9,067)	(79)	—
Deferred income taxes	2,955	2,926	6,203
Changes in operating assets and liabilities:
Accounts receivable	(3,760)	(2,536)	(4,106)
Prepaid expenses and other assets	(2,695)	(627)	(409)
Accounts payable and accrued liabilities	6,736	1,274	3,329
Income taxes payable	4,739	546	(292)
Deferred rent	(646)	(553)	2,366
Deferred revenue	(1,012)	(556)	1,518

Net cash provided by operating activities	37,179	28,901	28,940
Investing activities
Capital expenditures	(16,061)	(15,354)	(9,079)
Purchases of marketable securities	(248,275)	(181,980)	(59,879)
Sales of marketable securities	230,262	175,340	46,360

Net cash used in investing activities	(34,074)	(21,994)	(22,598)
Financing activities
Payments of capital lease obligations and notes payable	(1)	(2,666)	(1,278)
Change in restricted cash	—	—	391
Excess tax benefits from stock-based compensation	9,067	79	—
Net proceeds from exercise and repurchase of stock options	15,022	386	278
Proceeds from exercise of warrants	—	—	3,039
Employee Stock Ownership Plan distributions	—	(6)	(280)
Net proceeds from issuance of common stock	10,916	76,462	—
Payment of special distribution	—	(72,643)	—

Net cash provided by financing activities	35,004	1,612	2,150

Net increase in cash and cash equivalents	38,109	8,519	8,492
Cash and cash equivalents at beginning of year	22,491	13,972	5,480

Cash and cash equivalents at end of year	$60,600	$22,491	$13,972

Supplemental disclosures of cash flow information
Interest paid	$—	$24	$23

Income taxes paid	$4,383	$5,433	$1,080

Noncash transactions:
Purchase of equipment and increase in prepaid asset through proceeds from issuance of notes payable	$—	$—	$3,595

Purchase of equipment included in accounts payable and accrued liabilities	$1,547	$2,078	$2,477

Issuance of common stock to the Employee Stock Ownership Plan	$—	$1,241	$928

Reclassification of deferred initial public offering costs from prepaid expenses to equity	$—	$1,512	$—

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

Marketable Securities

The Company accounts for marketable securities in accordance with the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115). FAS 115 addresses the accounting and reporting for marketable fixed maturity and equity securities. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s marketable securities are classified as available-for-sale as of December 31, 2007 and 2006.

Available-for-sale marketable securities are carried at fair value as determined by quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of shareholders’ equity. Management reviews the fair value of the portfolio at least monthly, and evaluates individual securities for declines in fair value that may be other-than-temporary, considering factors such as current and expected future interest rates, external credit ratings, dividend payments, the performance of underlying collateral, if any, the financial health of the issuer and other pertinent information, including current developments with respect to the issuer, as well as the duration of the decline and management's intent and ability to hold the security. If declines are deemed other-than-temporary, an impairment loss is recognized and the amortized cost basis of the investment security is written down to its current fair value, which becomes the new cost basis. Unrealized losses considered to be other-than-temporary are recognized currently in earnings.

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest and dividend income and realized gains and losses are included in investment income. Included in marketable securities are certain tax-exempt auction rate securities that contain interest rate reset dates at regular intervals, allowing for the Company to liquidate the marketable securities within three months throughout the term of the contract. The Company classifies all marketable securities as current assets in accordance with Accounting Research Bulletin (ARB) No. 43, Restatement and Revision of Accounting Research Bulletins, because the assets are available to fund current operations.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its learners to make required payments. The Company determines its allowance for doubtful accounts amount based on an analysis of the accounts receivable detail and historical write-off experience. Bad debt expense is recorded as a general and administrative expense in the consolidated statements of income. The Company generally writes off accounts receivable balances deemed uncollectible prior to sending the accounts to collection agencies.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to credit risk, consist primarily of cash equivalents, marketable securities and accounts receivable.

Management believes that the credit risk related to cash equivalents and marketable securities is limited due to the adherence to an investment policy that requires marketable securities to have a minimum Standard & Poor’s rating of A minus (or equivalent). All of the Company’s cash equivalents and marketable securities as of December 31, 2007 and 2006 consist of investments rated A minus or higher, further limiting the Company’s credit risk.

Management believes that the credit risk related to accounts receivable is limited due to the large number and diversity of learners that principally comprise the Company’s customer base. The Company’s credit risk with respect to these accounts receivable is mitigated through the participation of a majority of the learners in federally funded financial aid programs.

Approximately 74%, 71% and 67% of the Company’s revenues (calculated on a cash basis) were collected from funds distributed under Title IV Programs of the Higher Education Act (Title IV Programs) for the years ended December 31, 2007, 2006 and 2005, respectively. The financial aid and assistance programs are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels.

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

If the University were to lose its eligibility to participate in federal student financial aid programs, the learners at the University would lose access to funds derived from those programs and would have to seek alternative sources of funds to pay their tuition and fees. See Note 12 for further information on the regulatory environment in which the Company operates.

Property and Equipment

Property and equipment are stated at cost. Computer software is included in property and equipment and consists of purchased software, capitalized Web site development costs and internally developed software. Capitalized Web site development costs consist mainly of salaries and outside development fees directly related to Web sites and various databases. Web site content development is expensed as incurred. Internally developed software represents qualifying salary and consulting costs for time spent on developing internal use software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, as follows:

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

The Company accounts for uncertain tax positions in accordance with FIN 48. Accordingly, the Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company recorded impairment charges of $33, $63, and $156 during 2007, 2006, and 2005, respectively.

The impairment charges primarily consist of the write-off of previously capitalized internal software development costs for software projects that were abandoned. These charges are recorded in general and administrative expenses in the consolidated statements of income.

Advertising

The Company expenses advertising costs as incurred. Advertising costs for 2007, 2006, and 2005 were $35,127, $30,307, and $22,859, respectively.

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

The table below is a reconciliation of the numerator and denominator in the basic and diluted net income per common share calculation.

	Year Ended December 31,
	2007	2006	2005
Numerator:
Net income	$22,784	$13,411	$10,250
Denominator:
Denominator for basic net income per common share—weighted average shares outstanding	16,396	12,271	11,476
Effect of dilutive stock options and warrants	745	358	499

Denominator for diluted net income per common share	17,141	12,629	11,975

Basic net income per common share	$1.39	$1.09	$0.89
Diluted net income per common share	$1.33	$1.06	$0.86

Options to purchase 47 and 728 common shares, respectively, were outstanding but not included in the computation of diluted net income per common share in 2007 and 2006, respectively, because their effect would be antidilutive.

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

The Company adopted FAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006. The consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of FAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for the years ended December 31, 2005 have not been restated to reflect, and do not include, the impact of FAS 123(R).

Prior to the adoption of FAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (FAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s consolidated statements of income because the exercise price of stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. The Company recognized stock-based compensation of $202 in 2005, related to a modification of the terms of specific stock options. See Note 10 for pro forma information had compensation expense been determined based on the fair value of options at grant dates computed in accordance with FAS 123.

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

New Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (‘‘FAS 157’’), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided that the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of FAS 157, but does not expect the adoption of FAS 157 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (‘‘FAS 159’’). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective for the first fiscal year beginning after November 15, 2007. The Company is evaluating the statement, but does not expect the adoption of FAS 159 will have a material effect on the Company’s financial position or results of operations.

3. Marketable Securities

The following is a summary of available-for-sale securities:

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt auction rate securities	$9,775	$—	$—	$9,775
Tax-exempt municipal securities	73,080	313	(1)	73,392

Total	$82,855	$313	$(1)	$83,167

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Auction rate securities	$35,100	$—	$—	$35,100
Corporate debt securities	29,282	6	(16)	29,272
U.S. Agency securities	799	—	(1)	798

Total	$65,181	$6	$(17)	$65,170

The unrealized gains and losses on the Company’s investments in municipal securities were caused by changes in market values primarily due to interest rate changes. It is expected that the securities would not be settled at a price less than the amortized cost of the Company’s marketable securities and, therefore, the Company does not consider those investments to be other-than-temporarily impaired as of December 31, 2007.

As of December 31, 2007, the Company had $9.8 million in auction rate securities scheduled to mature by January 8, 2008. At maturity, the funds from these auction rate securities were reinvested in variable rate demand notes. No losses were incurred on any investments in auction rate securities during 2007 or in January 2008.

The remaining contractual maturities of the Company’s marketable securities are shown below:

	As of December 31,
	2007	2006
Due within one year	$24,790	$13,575
Due after one year through five years	24,889	8,426
Due after six through ten years	6,901	—
Due after ten years	26,587	43,169

	$83,167	$65,170

Gross realized gains and losses resulting from the sale of available-for-sale securities were $1 and $15, respectively, in 2007. Gross realized gains and losses resulting from the sale of available-for-sale securities were $6 and $5, respectively, in 2006 and zero in 2005.

4. Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2007	2006
Computer software	$43,966	$30,871
Computer equipment	14,486	12,531
Furniture and office equipment	8,277	8,059
Leasehold improvements	2,144	1,975

	68,873	53,436
Less accumulated depreciation and amortization	(34,411)	(24,687)

Property and equipment, net	$34,462	$28,749

5. Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31,
	2007	2006
Accrued compensation and benefits	$8,879	$3,618
Accrued instructional	4,767	4,470
Accrued vacation	1,032	1,047
Customer deposits	1,658	1,218
Other	7,490	8,245

	$23,826	$18,598

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

7. Operating Lease Obligations

The Company leases its office facilities and certain office equipment under various noncancelable operating leases.

Future minimum lease commitments under the leases as of December 31, 2007, are as follows (in thousands):

2007	$2,904
2008	2,385
2009	1,884
2010	—
2011	—

Total	$7,173

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

Total rent expense and related taxes and operating expenses under operating leases for the years ended December 2007, 2006, and 2005 were $5,656, $5,369, and $5,036, respectively.

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

9. Common Stock

In 2007, the Company sold 344 shares of common stock including the underwriters’ over-allotment and the selling shareholders sold 3,186 shares of common stock in a follow-on offering for $10,910 in net cash proceeds, after deducting underwriting commission and offering expenses of $1,477.

In 2006, the Company sold 4,632 shares of common stock including the underwriters’ over-allotment and the selling shareholders sold 368 shares of common stock in an initial public offering for $74,950 in net cash proceeds, after deducting underwriting commission and offering expenses of $9,693. Upon completion of the initial public offering, the Company paid a special distribution in the amount of $72,643, which is equal to the total gross proceeds from the sale of common stock by the Company in the offering, not including the proceeds received by the Company from the underwriters’ exercise of their over-allotment option. The special distribution was paid on an as if converted basis to the common, preferred, and redeemable preferred shareholders of record as of October 3, 2006.

Each class of the Company’s preferred and redeemable preferred stock was converted to common stock upon the consummation of the initial public offering.

10. Stock-Based Compensation

The Company has three stock-based compensation plans, which are described below. The compensation cost that was charged against income during the year ended December 31, 2007 for those plans was $3,392. The compensation cost that was charged against income during the year ended December 31, 2006 for those plans was $2,614 for service-based stock options and $1,565 for performance-based stock options. The total income tax benefit recognized in the statement of income for stock-based compensation arrangements during the year ended December 31, 2007 was $837. The total income tax benefit recognized in the statement of income for stock-based compensation arrangements during the year ended December 31, 2006 was $492 for service-based stock options and $583 for performance-based stock options.

Stock-based compensation plans

During 2005, the Company implemented a stock option plan that includes both incentive stock options and non-qualified stock options to be granted to employees, directors, officers, and others (the 2005 Plan). On May 25, 2006 the Board of Directors approved a change to the Company’s stock option policy in which the Company will only issue non-qualified stock options for future grants. At December 31, 2007, the maximum number of shares of common stock reserved under the 2005 Plan is 3,013 shares. The Board of Directors establishes the terms and conditions of all stock option grants, subject to the 2005 Plan and applicable provisions of the Internal Revenue Code (the Code). Under the 2005 Plan, options must be granted at an exercise price not less than the fair market value of the Company’s common stock on the grant date. Prior to the initial public offering in November 2006, the valuation used to determine the fair market value of the Company’s common stock at each grant date was performed internally and contemporaneously with the issuance of the options. The options expire on the date determined by the Board of Directors but may not extend more than ten years from the grant date for options granted prior to August 2, 2006. On August 2, 2006 the Board of Directors approved a change to the Company’s stock option policy to shorten the contractual term from ten years to seven years for future grants. The options generally become exercisable over a four-year period. Canceled options become available for reissuance under the 2005 Plan.

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

Stock-based compensation expense recognized in the Company’s consolidated statements of income during the years ended December 31, 2007 and 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123 and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). As stock-based compensation expense recognized in the consolidated statements of income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under FAS 123 for the periods prior to fiscal 2006, the calculation of pro forma expense also reflects estimates of forfeitures which are adjusted in subsequent periods as actual forfeitures differ from the original estimates.

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

Option activity is summarized as follows, in thousands except per share amounts:

	Available for Grant	Plan Options Outstanding		Weighted- Average Exercise Price per Share
		Incentive	Non-Qualified
Service-based Stock Options
Balance, December 31, 2006	1,978	978	1,010	$16.46
Granted	(225)	—	225	46.87
Exercised	—	(446)	(436)	14.20
Canceled	42	(27)	(31)	19.74

Balance, December 31, 2007	1,795	505	768	23.24

Performance-based Stock Options
Balance, December 31, 2006		1	189	$20.00
Exercised		(1)	(139)	20.00

Balance, December 31, 2007		—	50	20.00

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Service-based stock options
Balance at December 31, 2007	1,273	$23.24	6.7	$53,883
Vested and expected to vest, December 31, 2007	1,191	$22.88	6.7	$50,837
Exercisable, December 31, 2007	508	$17.21	6.0	$24,504

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

Restricted stock activity for the year ended December 31, 2007 is summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Restricted Stock
Balance, December 31, 2006	—	$—
Granted	1	51.69
Vested	—	—
Forfeited	—	—

Balance, December 31, 2007	1	$51.69

During the year ended December 31, 2006, the Company granted performance-based stock options to purchase 255 shares of common stock at a weighted-average exercise price per share of $20.00. At December 31, 2006, 74.5% of these performance-based stock options vested and were exercisable based on meeting certain performance thresholds related to planned revenue and income before income taxes. The remaining 25.5% of these performance-based stock options were canceled. The outstanding performance-based stock options had a weighted-average remaining contractual life of 8.1 years and an aggregate intrinsic value of $2,282 at December 31, 2007.

The following table summarizes information regarding all stock option exercises for the years presented (in thousands):

	Year ended December 31,
	2007	2006	2005
Proceeds from stock options exercised	$15,022	$798	$278
Tax benefits related to stock options exercised	10,813	166	10
Intrinsic value of stock options exercised	35,082	1,357	456

The table below reflects our stock-based compensation expense recognized in the consolidated statements of income (in thousands):

	Year ended December 31,
	2007	2006
Instructional costs and services	$1,120	$748
Marketing and promotional	654	357
General and administrative	1,618	3,074

Stock-based compensation expense included in operating income	3,392	4,179
Tax benefit	837	1,075

Stock-based compensation expense, net of tax	$2,555	$3,104

As of December 31, 2007, total compensation cost related to nonvested service-based stock options not yet recognized was $7,550, which is expected to be recognized over the next 28 months on a weighted-average basis.

Prior to January 1, 2006, had compensation expense been determined based on the fair value of the options at grant dates computed in accordance with FAS 123, the pro forma amounts would be as follows:

Year Ended December 31, 2005

Net income	$10,250
Stock-based compensation expense included in net income as reported	202
Compensation expense determined under fair- value-based method, net of tax	(1,966)

Pro forma net income	$8,486

Net income per common share:
Basic—as reported	$0.89
Basic—pro forma	$0.74
Diluted—as reported	$0.86
Diluted—pro forma	$0.71

The fair value of our service-based stock options was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2007	2006	2005 (Pro forma)
Expected life (in years)(1)	4.25-4.75	4.25-6.25	6.0
Expected volatility(2)	45.3%-46.6%	45.6%	38.5%
Risk-free interest rate(3)	4.0-4.7%	4.4-5.1%	3.9-4.4%
Dividend yield(4)	0.0%	0.0%	0.0%
Weighted-average fair value of options granted	$20.72	$9.84	$8.87

(1)	For the years ended December 31, 2007 and 2006, the expected option life was determined using the simplified method for estimating expected option life for service-based stock options. Prior to the year ended December 31, 2006, the expected option life was based on the average expected option life experienced by our peer group of post-secondary education companies.

(2)	As the Company’s stock had not been publicly traded prior to November 2006, the expected volatility assumption for the years ended December 31, 2007 and 2006 reflects a detailed evaluation of the stock price of the Company’s peer group of public post-secondary education companies for a period equal to the expected life of the options, starting from the date they went public. Prior to the year ended December 31, 2006 the expected volatility assumption reflects the public disclosures of the Company’s peer group of post-secondary education companies.

(3)	The risk-free interest rate assumption is based upon the U.S. Treasury zero coupon yield curve on the grant date for a maturity similar to the expected life of the options.

(4)	The dividend yield assumption is based on the Company’s history and expectation of regular dividend payments.

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

11. Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $269 of total gross unrecognized tax benefits. Of this total, $175 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect its effective income tax rate in future periods. As of December 31, 2007, the Company had $314 of total gross unrecognized tax benefits. Of this total, $222 (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect its effective income tax rate in future periods.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$269
Additions based on tax positions related to the current year	—
Reductions based on tax positions related to the current year	—
Additions for tax positions of prior years	125
Reductions for tax positions of prior years	(80)
Settlements	—
Reductions due to lapse of the applicable statute of limitations	—

Balance at December 31, 2007	$314

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Currently, no jurisdictions are under examination.

The Company continues to recognize interest and penalties related to uncertain tax positions in income tax expense. Upon adoption of FIN 48, the Company had less than $1 of accrued interest related to uncertain tax positions. The Company recognized $21 in interest and penalties related to uncertain tax positions in income tax expense during the year ended December 31, 2007.

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

The Company does not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months. In September 2007, the statute of limitations expired on federal issues related to tax years 1995-1997 with no material impact on the unrecognized tax benefits. In September 2008, the statute of limitations will expire on federal issues related to tax years 1998-1999 with no material impact on the unrecognized tax benefits.

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

For the year ended December 31, 2007, the Company generated a federal net operating loss of approximately $4,473 due to the large amount of stock option exercises that occurred in 2007. The Company will utilize this loss by either carrying back the loss to a prior period or utilizing the loss against future taxable income. At December 31, 2007, the Company had a net operating loss carryforward of approximately $4,803 for state income tax purposes that is available to offset future taxable income. The state net operating loss carryforwards expire at various dates through 2027. The Company’s current federal tax provision in 2005 represents recognition of alternative minimum tax due for that period.

The components of income tax expense are as follows:

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$8,240	$5,670	$345
State	874	312	381
Deferred	2,955	2,922	6,203

	$12,069	$8,904	$6,929

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2007	2006	2005
Statutory rate	35.0%	35.0%	35.0%
State income taxes	2.7	2.6	2.6
FAS 123R expense related to incentive stock options	1.2	2.0	—
Tax-exempt interest	(3.9)	—	—
Other	(0.4)	0.3	2.7

	34.6%	39.9%	40.3%

Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2007 and 2006, are as follows:

	As of December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$212	$179
Accounts receivable	498	419
Alternative minimum tax credit	52	87
Goodwill	62	75
Accrued liabilities	2,080	2,179
Nonqualified stock options	1,143	1,075
FIN 48	100	—
Other	—	3

	4,147	4,017
Deferred tax liabilities:
Accumulated other comprehensive income	(117)	—
Property and equipment	(7,642)	(4,548)

	(7,759)	(4,548)

Net deferred tax liability	$(3,612)	$(531)

During 2007, 2006 and 2005, the Company recorded tax benefits of approximately $10,813, $166 and $10 directly to additional paid-in capital related to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options.

12. Regulatory

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

The Company performs periodic reviews of its compliance with the various applicable regulatory requirements. We have not been notified by any of the various regulatory agencies of any significant noncompliance matters that would adversely impact its ability to participate in Title IV programs, however, the OIG has conducted a compliance audit of Capella University. The audit commenced on April 10, 2006 and we subsequently provided the OIG with periodic information, responded to follow up inquiries and facilitated site visits and access to the Company’s records. The OIG completed its field work in January 2007 and the Company received a draft audit report on August 23, 2007. The draft audit report is preliminary, and is subject to further review and revision by the OIG. Capella University provided written comments on the Draft Report to the OIG on September 25, 2007. At some time in the future, the OIG’s final report will be issued to the Acting Chief Operating Officer (COO) for Federal Student Aid (FSA), which is responsible for primary oversight of the Title IV funding programs. The FSA will subsequently issue final findings and requirements for Capella University. The FSA may take certain actions, including that we refund certain federal student aid funds, modify our Title IV administration procedures and pay fines or penalties.

Based on the draft audit report, the most significant potential financial exposure from the audit pertains to repayments to the Department of Education that could be required if the OIG concludes that Capella University did not properly calculate the amount of Title IV funds required to be returned for learners that withdrew without providing an official notification of such withdrawal and without engaging in academic activity prior to such withdrawal. If it is determined that Capella University improperly withheld any portion of these funds, Capella University would be required to return the improperly withheld funds. For the three year audit period, and for the 2005-2006 aid year, we estimate that the total amount of Title IV funds not returned for learners who withdrew without providing official notification was less than $1.0 million, including interest, but not including fines and penalties.

Political and budgetary concerns significantly affect the Title IV Programs. Congress reauthorizes the HEA and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in 1998. Although the process for reauthorization of the HEA is underway, there is no assurance on when or if it will be completed. Because reauthorization has not yet been completed in a timely manner, Congress has extended the current provisions of the HEA through March 31, 2008. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of December 31, 2007, programs in which the Company’s learners participate are operative and sufficiently funded.

13. Other Employee Benefit Plans

The Company sponsors an employee retirement savings plan, which qualifies under Section 401(k) of the Internal Revenue Code (the Code). The plan provides eligible employees with an opportunity to make tax-deferred contributions into a long-term investment and savings program. All employees over the age of 18 are eligible to participate in the plan. The plan allows eligible employees to contribute up to 100% of their annual compensation. Contributions are subject to certain limitations. The plan allows the Company to consider making a discretionary contribution; however, there is no requirement that it do so. Effective July 1, 2006, the Company elected to match 100% on the first 2%, and 50% on the next 4%, of the employee contributions. Effective April 1, 2005, the Company elected to match 50% on the first 4% of the employee contributions. Employer contributions and related expense were $2,340, $1,467, and $689 for the years ended December 31, 2007, 2006 and 2005, respectively.

In 1999, the Company adopted a qualified ESOP in which the Company may contribute to its employees, at its discretion, common stock of the Company. Historically, the Company had chosen to contribute 3% of employee compensation on an annual basis. During the year ended December 31, 2006, the Company elected to contribute common stock with a value equal to 1% of employee compensation for the six months ended June 30, 2006. During the year ended December 31, 2007, the Company elected not to contribute to the ESOP plan due to the increase in the employer matching contributions for the 401(k) plan. The ESOP was merged into the Company’s retirement savings plan effective December 31, 2007, an no further contributions will be made. During 2007, the Company contributed 2 shares to the plan related to 2006 compensation expense. During 2006, the Company contributed 62 shares to the plan related to 2005 compensation expense. During 2005, the Company contributed 46 shares to the plan related to 2004 compensation expense. Contributions vest over three years, except in the event of retirement, disability, or death, in which case the participants’ shares become fully vested and nonforfeitable. Prior to the initial public offering in November 2006, the Company had an obligation to repurchase, at fair market value determined by annual independent valuation, the allocated shares in the above events, as the shares were not readily tradable on an established securities market. The Company recognized $0, $169, and $1,209 of compensation expense in 2007, 2006 and 2005, respectively, related to the ESOP contributions.

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

In May 2005, the Company adopted the Capella Education Company Employee Stock Purchase Plan, referred to as the ESPP. The Company has reserved an aggregate of 450 shares of its common stock for issuance under the ESPP. The ESPP permits eligible employees to utilize up to 10% of their compensation to purchase the Company’s common stock at price of no less than 85% of the fair market value per share of the Company’s common stock at the beginning or the end of the relevant offering period, whichever is less. The compensation committee of the Board of Directors will administer the ESPP. The Company had not implemented this plan as of December 31, 2007.

14. Subsequent Event

On March 3, 2008, the Company announced that its Board of Directors has authorized the Company to repurchase up to $50,000 of shares of common stock with no expiration date.

15. Quarterly Financial Summary (unaudited)

	First	Second	Third	Fourth	Total
2007
Revenues	$52,824	$53,918	$55,530	$63,964	$226,236
Operating income	5,000	5,963	6,323	12,664	29,950
Net income	3,844	4,783	5,062	9,095	22,784
Net income per common share
Basic	$0.24	$0.29	$0.30	$0.53	$1.39
Diluted	$0.23	$0.28	$0.29	$0.51	$1.33

	First	Second	Third	Fourth	Total
2006
Revenues	$41,858	$43,518	$43,902	$50,603	$179,881
Operating income	1,884	4,203	4,063	7,693	17,843
Net income	1,642	3,055	3,041	5,673	13,411
Net income per common share
Basic	$0.14	$0.26	$0.26	$0.40	$1.09
Diluted	$0.14	$0.25	$0.25	$0.39	$1.06

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. In conducting its evaluation, our management used the criteria set forth by the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management believes our internal control over financial reporting was effective as of December 31, 2007.

Our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Capella Education Company

We have audited Capella Education Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Capella Education Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management entitled Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Capella Education Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capella Education Company as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Minneapolis, Minnesota

February 27, 2008

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the our 2007 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2007. Except for those portions specifically incorporated in this Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10.	Directors, Executive Officers, and Corporate Governance

Incorporated into this item by reference is the information under “Election of Directors—Directors and Director Nominees,” “Election of Directors—Committees of Our Board of Directors,” “Election of Directors—Code of Business Conduct” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement. Information regarding our executive officers required by this item is set forth in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

Incorporated into this item by reference is the information under “Election of Directors—Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” in our Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated into this item by reference is the information under “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated into this item by reference is the information under “Certain Relationships and Related Party Transactions” and “Election of Directors—Director Independence” in our Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Incorporated into this item by reference is the information under “Ratification of Independent Public Accounting Firm—Fees” and “Ratification of Independent Public Accounting Firm—Approval of Independent Registered Public Accounting Firm Services and Fees” and in our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a)	Documents filed as Part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005

Consolidated Statement of Shareholders’ Equity (Deficit) for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

Other schedules are omitted because they are not required.

(b)	Exhibits

Exhibit Number	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 11, 2006.

3.2	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2006.

4.1	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 19, 2006.

4.2	Second Amended and Restated Investor Rights Agreement, dated as of January 22, 2003, by and among the Registrant and the shareholders named therein.	Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.1*	Capella Education Company 2005 Stock Incentive Plan as amended.	Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 3, 2005.

10.2*	Forms of Option Agreements for the Capella Education Company 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.

10.3*	Form of Restricted Stock Agreement for the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.4*	Capella Education Company 1999 Stock Option Plan, as amended.	Filed electronically.

Exhibit Number	Description	Method of Filing
10.5*	Form of Non-Statutory Stock Option Agreement (Director) for the Capella Education Company 1999 Stock Option Plan.	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.6*	Form of Non-Statutory Stock Option Agreement (Employee) for the Capella Education Company 1999 Stock Option Plan.	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.7*	Form of Incentive Stock Option Agreement for the Capella Education Company 1999 Stock Option Plan.	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.8*	Learning Ventures International, Inc. 1993 Stock Option Plan, as amended.	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.9*	Form of Option Agreement for the Learning Ventures International, Inc. 1993 Stock Option Plan.	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.10*	Capella Education Company Executive Severance Plan, as amended.	Filed electronically.

10.11*	Capella Education Company Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 3, 2005.

10.12*	Confidentiality, Non-Competition and Inventions Agreement, dated as of April 16, 2001, by and between the Registrant and Michael J. Offerman.	Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.13*	Form of Confidentiality, Non-Competition and Inventions Agreement (executed by Scott M. Henkel).	Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.14*	Offer Letter, dated as of November 10, 2003, by and between the Registrant and Michael J. Offerman.	Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.15*	Offer Letter, dated as of December 22, 2003, by and between the Registrant and Scott M. Henkel.	Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.16*	Form of Nondisclosure Agreement (executed by Scott M. Henkel, Stephen G. Shank, Michael J. Offerman and Lois M. Martin).	Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.17	Office Lease, dated as of February 23, 2004, by and between the Registrant and 601 Second Avenue Limited Partnership.	Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.18	Short Term Office Space Lease, dated as of February 23, 2004, by and between the Registrant and 601 Second Avenue Limited Partnership.	Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.19	Memorandum of Lease, dated as of March 10, 2004, by and between the Registrant and 601 Second Avenue Limited Partnership.	Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

Exhibit Number	Description	Method of Filing

10.20	Office Lease, dated as of June 28, 2000, as amended, by and between the Registrant and 222 South Ninth Street Limited Partnership and ND Properties, Inc. as successor in interest to 222 South Ninth Street Limited Partnership.	Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.21*	Form of Performance Vesting Option Agreement (Annual Incentive Plan for Management Employees—2006) for the Capella Education Company 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.27 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.

10.22*	Offer Letter with addendum, dated October 20, 2004, by and between the Registrant and Lois M. Martin.	Filed electronically.

10.23*	Offer Letter, dated February 21, 2006, by and between the Registrant and Kenneth J. Sobaski.	Incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.

10.24*	Confidentiality, Non-Competition and Inventions Agreement dated as of February 27, 2006, by and between the Registrant and Kenneth J. Sobaski.	Incorporated by reference to Exhibit 10.30 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.

10.25*	Offer Letter, dated June 6, 2006, by and between the Registrant and Reed Watson.	Incorporated by reference to Exhibit 10.31 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.

10.26*	Confidentiality, Non-Competition and Inventions Agreement dated as of June 20, 2006, by and between the Registrant and Reed Watson.	Incorporated by reference to Exhibit 10.32 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.

10.27*	Amendment to Confidentiality, Non-Competition and Inventions Agreement, dated June 16, 2005, by and between the Registrant and Michael J. Offerman.	Incorporated by reference to Exhibit 10.34 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.

10.28	First Amendment to Lease, dated as of May 16, 2006, by and between the Registrant and 601 Second Avenue Limited Partnership.	Incorporated by reference to Exhibit 10.36 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.

10.29	Letter Agreement, dated July 5, 2006, between the Registrant and ASB Minneapolis 225 Holdings, LLC	Incorporated by reference to Exhibit 10.37 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.

10.30	Amendment No. 3 to Lease Agreement, dated as of June 16, 2005, by and between the Registrant and ND Properties, Inc. and ND Properties of Delaware, Inc.	Incorporated by reference to Exhibit 10.38 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.

Exhibit Number	Description	Method of Filing

10.31*	Amendment No. 1 to Capella Education Company 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.42 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2006.

10.32*	Capella Education Company Senior Executive Severance Plan, as amended.	Filed electronically.

10.33*	Annual Incentive Plan—Management Employees—2007	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 15, 2007.

10.34*	Annual Incentive Plan—Management Employees 2008	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2008.

21	Subsidiaries of the Registrant.	Filed electronically.

23	Consent of Ernst & Young LLP.	Filed electronically.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.
*	Management contract or compensatory plan or arrangement.

CAPELLA EDUCATION COMPANY

Schedule II—Valuation and Qualifying Accounts

Fiscal Years 2007, 2006 and 2005

	Beginning Balance	Additions Charged to Expense	Deductions		Ending Balance
	(In thousands)
Allowance accounts for the years ended:
December 31, 2007 Allowance for doubtful accounts	$1,119	$3,604	$(3,772	)(a)	$951
December 31, 2006 Allowance for doubtful accounts	$1,299	$2,855	$(3,035	)(a)	$1,119
December 31, 2005 Allowance for doubtful accounts	1,065	2,263	(2,029	)(a)	1,299

(a)	Write-off of accounts receivables.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPELLA EDUCATION COMPANY (Registrant)

Date: March 5, 2008	/s/ STEPHEN G. SHANK
Stephen G. Shank Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ STEPHEN G. SHANK Stephen G. Shank	Chairman and Chief Executive Officer (Principal Executive Officer)	March 5, 2008

/s/ LOIS M. MARTIN Lois M. Martin	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 5, 2008

/s/ AMY L. DRIFKA Amy L. Drifka	Vice President and Controller (Principal Accounting Officer)	March 5, 2008

/s/ S. JOSHUA LEWIS S. Joshua Lewis	Director	March 5, 2008

/s/ JODY G. MILLER Jody G. Miller	Director	March 5, 2008

/s/ JAMES A. MITCHELL James A. Mitchell	Director	March 5, 2008

/s/ JON Q. REYNOLDS, JR. Jon Q. Reynolds, Jr.	Director	March 5, 2008

/s/ ANDREW M. SLAVITT Andrew M. Slavitt	Director	March 5, 2008

/s/ DAVID W. SMITH David W. Smith	Director	March 5, 2008

/s/ JEFFREY W. TAYLOR Jeffrey W. Taylor	Director	March 5, 2008

/s/ SANDRA E. TAYLOR Sandra E. Taylor	Director	March 5, 2008

/s/ DARRELL R. TUKUA Darrell R. Tukua	Director	March 5, 2008