Form 10-Q
period 2008-03-31
CAPELLA EDUCATION CO
filed 2008-05-01
CIK 1104349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of shares of common stock outstanding as of April 28, 2008, was 16,767,116.

CAPELLA EDUCATION COMPANY

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CAPELLA EDUCATION COMPANY

Consolidated Balance Sheets

(In thousands, except par value)

	As of March 31, 2008	As of December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,040	$60,600
Marketable securities	113,813	83,167
Accounts receivable, net of allowance of $1,686 at March 31, 2008 and $951 at December 31, 2007	8,523	7,557
Prepaid expenses and other current assets	8,538	12,593
Deferred income taxes	1,877	1,896

Total current assets	150,791	165,813
Property and equipment, net	35,586	34,462

Total assets	$186,377	$200,275

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,989	$6,089
Accrued liabilities	25,990	23,826
Deferred revenue	6,941	6,476

Total current liabilities	36,920	36,391
Deferred rent	1,247	1,167
Other liabilities	335	335
Deferred income taxes	5,210	5,508

Total liabilities	43,712	43,401
Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares — 100,000
Issued and outstanding shares — 17,010 at March 31, 2008 and 17,363 at December 31, 2007	170	173
Additional paid-in capital	177,010	196,643
Accumulated other comprehensive income	134	195
Retained earnings (accumulated deficit)	(34,649)	(40,137)

Total shareholders’ equity	142,665	156,874

Total liabilities and shareholders’ equity	$186,377	$200,275

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Income

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Revenues	$65,251	$52,824
Costs and expenses:
Instructional costs and services	29,016	23,523
Marketing and promotional	21,393	18,320
General and administrative	7,730	5,981

Total costs and expenses	58,139	47,824

Operating income	7,112	5,000
Other income, net	1,389	1,092

Income before income taxes	8,501	6,092
Income tax expense	3,013	2,248

Net income	$5,488	$3,844

Net income per common share:
Basic	$0.32	$0.24

Diluted	$0.31	$0.23

Weighted average number of common shares outstanding:
Basic	17,316	16,015

Diluted	17,894	16,700

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Operating activities
Net income	$5,488	$3,844
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	1,141	700
Depreciation and amortization	2,765	2,410
Amortization of investment discount (premium)	446	(65)
Asset impairment	—	23
Gain realized on sale of marketable securities	(169)	—
Stock-based compensation	1,042	684
Excess tax benefits from stock-based compensation	(400)	(53)
Deferred income taxes	(242)	(150)
Changes in operating assets and liabilities:
Accounts receivable	(2,107)	(386)
Prepaid expenses and other current assets	4,489	2,230
Accounts payable and accrued liabilities	(2,914)	(2,764)
Deferred rent	80	(157)
Deferred revenue	465	(35)

Net cash provided by operating activities	10,084	6,281
Investing activities
Capital expenditures	(4,449)	(3,556)
Purchases of marketable securities	(69,030)	(71,412)
Sales and maturities of marketable securities	38,010	69,188

Net cash used in investing activities	(35,469)	(5,780)
Financing activities
Payments of capital lease obligations and notes payable	—	(1)
Excess tax benefits from stock-based compensation	400	53
Net proceeds from exercise of stock options	638	329
Repurchase of common stock	(18,213)	—

Net cash (used in) provided by financing activities	(17,175)	381

Net (decrease) increase in cash and cash equivalents	(42,560)	882
Cash and cash equivalents at beginning of period	60,600	22,491

Cash and cash equivalents at end of period	$18,040	$23,373

Supplemental disclosures of cash flow information
Income taxes paid	$33	$49

Noncash transactions:
Purchase of shares included in accrued liabilities	$3,537	$—

Purchase of equipment included in accounts payable and accrued liabilities	$987	$937

Retirement of equipment financed through capital lease obligations	$—	$11

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements

(In thousands, except per share data)

(Unaudited)

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

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (2007 Annual Report on Form 10-K).

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

Recently Adopted Financial Accounting Pronouncements

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 157 (FAS 157), Fair Value Measurements, on January 1, 2008. FAS 157 defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles (GAAP), and expands disclosures about fair value measurements. The implementation of this Statement was not material to the Company’s consolidated financial position or results of operations.

3. Net Income Per Common Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share increases the shares used in the per share calculation by the dilutive effects of options and restricted stock.

The table below is a reconciliation of the numerator and denominator in the basic and diluted net income per common share calculation.

	Three Months Ended March 31,
	2008	2007
Numerator:
Net income	$5,488	$3,844
Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	17,316	16,015
Effect of dilutive stock options and restricted stock	578	685

Denominator for diluted net income per common share	17,894	16,700

Basic net income per common share	$0.32	$0.24
Diluted net income per common share	$0.31	$0.23

Options to purchase 96 and 12 common shares, respectively, were outstanding but not included in the computation of diluted net income per common share in the three months ended March 31, 2008 and 2007, respectively, because their effect would be antidilutive.

4. Accrued Liabilities

Accrued liabilities consist of the following:

	As of March 31, 2008	As of December 31, 2007
Accrued compensation and benefits	$5,305	$8,879
Accrued instructional fees	5,031	4,767
Accrued vacation	1,445	1,032
Customer deposits	1,847	1,658
Stock repurchase accrual	3,537	—
Other	8,825	7,490

	$25,990	$23,826

5. Operating Lease Obligations

The Company leases its office facilities and certain office equipment under various noncancelable operating leases. Effective March 17, 2008, the Company entered into an amendment of its current lease with Minneapolis 225 Holdings, LLC pursuant to which the Company will renew and expand its existing lease premises at 225 South Sixth Street in Minneapolis, Minnesota through 2015.

Future minimum lease commitments under the leases as of March 31, 2008, are as follows:

2008	$3,079
2009	4,002
2010	4,574
2011	5,097
2012	5,250
2013 and thereafter	15,734

Total	$37,736

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

7. Common Stock

On March 3, 2008, the Company announced that its Board of Directors has authorized the Company to repurchase up to $50,000 of shares of common stock with no expiration date. As of March 31, 2008, the Company had repurchased 394 shares for total consideration of $21,766 including $16 in commissions, which were expensed. Cash spent during the period on the purchase of shares totaled $18,213. The amount of cash expended excludes $3,537 for shares purchased March 27, March 28, and March 31, 2008, but due to timing, the cash payments for these purchases were made April 1, April 2, and April 3, 2008, respectively.

8. Stock-Based Compensation

The table below reflects our stock-based compensation expense recognized in the consolidated statements of income for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Instructional costs and services	$332	$250
Marketing and promotional	199	123
General and administrative	511	311

Stock-based compensation expense included in operating income	1,042	684
Tax benefit	284	150

Stock-based compensation expense, net of tax	$758	$534

The tables below summarize stock option activity and other stock option information for the periods indicated:

	Available for Grant	Plan Options Outstanding		Weighted- Average Exercise Price per Share
Service-based Stock Options		Incentive	Non-Qualified
Balance, December 31, 2007	1,795	505	768	$23.24
Granted	(39)	—	39	54.42
Exercised	—	(23)	(17)	15.67
Canceled	10	(6)	(7)	23.88

Balance, March 31, 2008	1,766	476	783	24.45

Performance-based Stock Options
Balance, December 31, 2007		—	50	$20.00
Exercised		—	—	—
Balance, March 31, 2008		—	50	20.00

The outstanding performance-based stock options had a weighted-average remaining contractual life of 7.9 years and an aggregate intrinsic value of $1,736 at March 31, 2008.

Service-based Stock Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at March 31, 2008	1,259	$24.45	6.5	$38,508
Vested and expected to vest, March 31, 2008	1,210	$24.18	6.5	$37,344
Exercisable, March 31, 2008	528	$17.70	6.0	$19,469

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on March 31, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

Restricted stock activity for the three months ended March 31, 2008 is summarized as follows:

Restricted Stock	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Balance, December 31, 2007	1	$51.69
Granted	4	53.69
Vested	—	—
Forfeited	—	—

Balance, March 31, 2008	5	$53.26

The following table summarizes information regarding all stock option exercises for the periods indicated:

	Three Months Ended March 31,
	2008	2007
Proceeds from stock options exercised	$638	$329
Tax benefits related to stock options exercised	434	95
Intrinsic value of stock options exercised	1,662	477

Intrinsic value of stock options exercised is estimated by taking the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of options exercised for each option holder and then aggregated.

As of March 31, 2008, total compensation cost related to nonvested service-based stock options not yet recognized was $8,024, which is expected to be recognized over the next 27 months on a weighted-average basis.

9. Fair Value Measurements

The following table summarizes certain fair value information at March 31, 2008 for assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$18,040	$18,040	$—	$—
Marketable securities Municipals	$113,813	$—	$113,813	$—

	$131,853	$18,040	$113,813	$—

10. Regulatory Supervision and Oversight

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

The Company performs periodic reviews of its compliance with the various applicable regulatory requirements. The Company has not been notified by any of the various regulatory agencies of any significant noncompliance matters that would adversely impact its ability to participate in Title IV programs, however, the Office of Inspector General (OIG) has conducted a compliance audit of Capella University. The audit commenced on April 10, 2006 and the Company subsequently provided the OIG with periodic information, responded to follow up inquiries and facilitated site visits and access to the Company’s records. The OIG completed its field work in January 2007 and the Company received a draft audit report on August 23, 2007. Capella University provided written comments on the draft audit report to the OIG on September 25, 2007. On March 7, 2008, the OIG’s final report was issued to the Acting Chief Operating Officer (COO) for Federal Student Aid (FSA), which is responsible for primary oversight of the Title IV funding programs. The Company responded to the final report on April 8, 2008. The FSA will subsequently issue final findings and requirements for Capella University. The FSA may take certain actions, including that we refund certain federal student aid funds, modify our Title IV administration procedures and pay fines or penalties.

Based on the final audit report, the most significant potential financial exposure from the audit pertains to repayments to the Department of Education that could be required if the OIG concludes that Capella University did not properly calculate the amount of Title IV funds required to be returned for learners that withdrew without providing an official notification of such withdrawal and without engaging in academic activity prior to such withdrawal. If it is determined that Capella University improperly withheld any portion of these funds, Capella University would be required to return the improperly withheld funds. For the three year audit period, and for the 2005-2006 aid year, the Company estimates that the total amount of Title IV funds not returned for learners who withdrew without providing official notification was less than $1,000, including interest, but not including fines and penalties.

Political and budgetary concerns significantly affect the Title IV Programs. Congress reauthorizes the HEA and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in 1998. Although the process for reauthorization of the HEA is underway, there is no assurance on when or if it will be completed. Because reauthorization was not completed in a timely manner, Congress had extended the current provisions of the HEA through April 30, 2008. As of the time of this filing, Congress has failed to reauthorize or further extend the current provisions of the HEA; however, we understand that appropriations for current Title IV programs will not be impacted as they were addressed in the Deficit Reduction Act of 2008. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of March 31, 2008, programs in which the Capella University’s learners participate are operative and sufficiently funded.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as updated in our subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this report on Form 10-Q. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission (SEC).

Overview

Background

We are an exclusively online post-secondary education services company. Our wholly owned subsidiary, Capella University, is a regionally accredited university that offers a variety of undergraduate and graduate degree programs primarily delivered to working adults. At March 31, 2008, we offered over 950 courses and 19 degree programs with 104 specializations at the undergraduate and graduate levels to approximately 23,500 learners.

We were founded in 1991, and in 1993 we established our wholly owned university subsidiary, then named The Graduate School of America, to offer doctoral and master’s degrees through distance learning programs in management, education, human services and interdisciplinary studies. In 1995, we launched our online format for delivery of our doctoral and master’s degree programs over the Internet. In 1997, our university subsidiary received accreditation from the North Central Association of Colleges and Schools (later renamed The Higher Learning Commission of the North Central Association of Colleges and Schools). In 1998, we began the expansion of our original portfolio of academic programs by introducing doctoral and master’s degrees in psychology and a master of business administration degree. In 1999, to expand the reach of our brand in anticipation of moving into the bachelor’s degree market, we changed our name to Capella Education Company and the name of our university to Capella University. In 2000, we introduced our bachelor’s degree completion program in information technology, which provided instruction for the last two years of a four-year bachelor’s degree. In 2001, we introduced our bachelor’s degree completion program in business. In 2004, we introduced our four-year bachelor’s degree programs in business and information technology, as well as three master’s-level specializations in education targeted at K-12 teachers. In November 2006, we completed an initial public offering of our common stock. In May 2007, we completed a follow-on offering of our common stock. Additionally, during 2007, we introduced six new degree programs and 31 new specializations, including our first ever specializations in Public Safety and nine new PhD specializations. During the first quarter of 2008, we commenced a stock repurchase program and Capella University’s accreditation was reaffirmed by The Higher Learning Commission (HLC).

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. During the three months ended March 31, 2008, there have been no significant changes in our critical accounting policies.

Results of Operations

The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended March 31,
	2008	2007
Revenues	100.0%	100.0%
Costs and expenses:
Instructional costs and services	44.5	44.5
Marketing and promotional	32.8	34.7
General and administrative	11.8	11.3

Total costs and expenses	89.1	90.5

Operating income	10.9	9.5
Other income, net	2.1	2.1

Income before income taxes	13.0	11.6
Income tax expense	4.6	4.3

Net income	8.4%	7.3%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues. Our revenues for the three months ended March 31, 2008 were $65.3 million, representing an increase of $12.4 million, or 23.5%, as compared to revenues of $52.8 million for the three months ended March 31, 2007. Of this increase, 20.3 percentage points were due to increased enrollments and 4.6 percentage points were due to the impact of pricing increases, which was partially offset by a 0.9 percentage point decrease due to a larger proportion of master’s and bachelor’s learners, who generated less revenue per learner than our doctoral learners. End-of-period enrollment increased 22.7% in 2008 compared to 2007.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended March 31, 2008 were $29.0 million, representing an increase of $5.5 million, or 23.4%, as compared to instructional costs and services expenses of $23.5 million for the three months ended March 31, 2007. This increase was primarily due to an increase in learner support services and increases in instructional pay as a result of the increase in enrollments, as well as an increase in information technology expenses and depreciation due to the implementation of additional modules of our enterprise resource planning system. Our instructional costs and services expenses as a percentage of revenues remained consistent at 44.5% for the three months ended March 31, 2008 and 2007. There was a decrease due to a decrease in the ratio between faculty compensation and revenue, a decrease in bonus expense, and an increased margin on colloquia due to leveraging fixed colloquia costs and a price increase. These decreases as a percentage of revenue were offset by increases in learner support services as a result of preparation for the implementation of the student administration module of our enterprise resource planning system.

Marketing and promotional expenses. Our marketing and promotional expenses for the three months ended March 31, 2008 were $21.4 million, representing an increase of $3.1 million, or 16.8%, as compared to marketing and promotional expenses of $18.3 million for the three months ended March 31, 2007. This increase was driven by greater spending in online media and an increase in recruitment and marketing staffing. Our marketing and promotional expenses as a percentage of revenues decreased by 1.9 percentage points to 32.8% for the three months ended March 31, 2008, from 34.7% for the three months ended March 31, 2007. This decline as a percent of revenues was planned, and reflects a combination of a greater percentage of expected annual new enrollment marketing spending in the first quarter of 2007 compared to 2008, marketing efficiencies across total enrollments, and a decrease in bonus expense.

General and administrative expenses. Our general and administrative expenses for the three months ended March 31, 2008 were $7.7 million, representing an increase of $1.7 million, or 29.2%, as compared to general and administrative expenses of $6.0 million for the three months ended March 31, 2007. Our general and administrative expenses as a percentage of revenues increased by 0.5 percentage points to 11.8% for the three months ended March 31, 2008, from 11.3% for the three months ended March 31, 2007. In dollars and as a percent of revenues, the increase was primarily attributable to expected increases in bad debt expense related to a condensed collection period and a change to a more conservative policy resulting from the enterprise resource planning system implementation, an increase in information technology expenses due to higher professional services costs related to the implementation of our enterprise resource planning system and infrastructure investments related to current and future growth, including recruitment costs. This increase was partially offset by a decrease in bonus expense.

Other income, net. Other income, net increased by $0.3 million, or 27.2%, to $1.4 million for the three months ended March 31, 2008, from $1.1 million for the three months ended March 31, 2007. The increase was principally due to increased levels of interest income on higher average marketable securities balances and an increase in realized gains on the sale of marketable securities, partially offset by lower interest rates earned in 2008.

Income tax expense. We recognized tax expense for the three months ended March 31, 2008 and 2007 of $3.0 million and $2.2 million, respectively, or at effective tax rates of 35.4% and 36.9%, respectively. The decrease in our effective tax rate in the first quarter of 2008 from 2007 reflects our continued focus on tax mitigation strategies and a decrease in the impact of non-deductible FAS 123(R) stock-based compensation expense for incentive stock options.

Net income. Net income was $5.5 million for the three months ended March 31, 2008, compared to net income of $3.8 million for the three months ended March 31, 2007, an increase of $1.6 million, because of the factors discussed above.

Liquidity and Capital Resources

Liquidity

We financed our operating activities and capital expenditures during the three months ended March 31, 2008 and 2007 primarily through cash provided by operating activities. Our cash, cash equivalents and marketable securities were $131.9 million and $143.8 million at March 31, 2008 and December 31, 2007, respectively. Our cash, cash equivalents and marketable securities decreased primarily due to the share repurchase program announced in March 2008. As of March 31, 2008, we had repurchased 0.4 million shares under this program for total consideration of $21.8 million. Cash spent during the period on the purchase of shares totaled $18.2 million. The amount of cash expended excludes $3.5 million for shares purchased March 27, March 28, and March 31, 2008, but due to timing, the cash payments for these purchases were made April 1, April 2, and April 3, 2008.

We had a higher cash and cash equivalents balance at the beginning of 2008 due to cash received from stock option exercises and redemption of certain securities converted to cash and cash equivalents in light of market conditions, which occurred during the fourth quarter of 2007. During the first quarter of 2008, some of this cash and cash equivalents balance was used to purchase marketable securities as well as to fund the share repurchase program.

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

Operating Activities

Net cash provided by operating activities was $10.1 million and $6.3 million for the three months ended March 31, 2008 and 2007, respectively. The increase from 2007 to 2008 was primarily due to a $2.5 million increase in various working capital items primarily related to timing of vendor payments and an increase in deferred revenue, a $1.6 million increase in net income, a $0.8 million increase in depreciation and bad debt expense, and a $0.4 million increase in stock-based compensation expense. This was offset by a $1.7 million decrease in cash from accounts receivable. Our accounts receivable balance increased from 2007 to 2008 due to the condensed collection period due to the implementation of our enterprise resource planning system.

Investing Activities

Our cash used in investing activities is primarily related to the purchase of property and equipment and investments in marketable securities. Net cash used in investing activities was $35.5 million and $5.8 million for the three months ended March 31, 2008 and 2007, respectively. Investments in marketable securities consist primarily of purchases, sales and maturities of taxable and tax-exempt municipal securities. As of December 31, 2007, we had $9.8 million in auction rate securities scheduled to mature by January 8, 2008. At maturity, the funds from these auction rate securities were reinvested in variable rate demand notes. No losses were incurred on any investments in auction rate securities during 2007 or in January 2008.

Net purchases of these securities were $31.0 million and $2.2 million during the three months ended March 31, 2008 and 2007, respectively. This increase was driven by lower sales of marketable securities due to the higher cash and cash equivalents balance at December 31, 2007 than December 31, 2006, as we did not require additional sales of securities to fund our normal operations and the share repurchase program. Capital expenditures were $4.4 million and $3.6 million for the three months ended March 31, 2008 and 2007, respectively. The increase in 2008 from 2007 was primarily due to the implementation of additional modules of our enterprise resource planning system.

We are continuing to invest in integrating most of our business systems with an enterprise resource planning system. In 2007 and the first quarter of 2008 we successfully launched several modules. Each had risk mitigation strategies in place to limit the impact to the business. We expect that once implementation is complete, this integration of our systems and processes will improve efficiencies within our instructional costs and services, marketing and promotional expenses, and general and administrative expenses.

We lease all of our facilities. We expect to make future payments on existing leases from cash generated from operations. Effective March 17, 2008, we entered into an amendment of our current lease with Minneapolis 225 Holdings, LLC pursuant to which we will renew and expand our existing lease premises at 225 South Sixth Street in Minneapolis, Minnesota through 2015.

Financing Activities

Net cash used in financing activities was $17.2 million for the three months ended March 31, 2008, and net cash provided by financing activities was $0.4 million for the three months ended March 31, 2007. Financing activities during the three months ended March 31, 2008 were primarily related to the repurchase of common stock in the amount of $18.2 million, partially offset by $0.6 million in proceeds from stock option exercises and $0.4 million in excess tax benefits due to an increase in stock option exercises in the three months ended March 31, 2008 over the same period in 2007. Financing activities during the three months ended March 31, 2007 were primarily related to proceeds of $0.3 million from stock option exercises.

Contractual Obligations

The following table sets forth, as of March 31, 2008, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases(a)	$37,736	$3,079	$8,576	$10,347	$15,734

Total contractual obligations	$37,736	$3,079	$8,576	$10,347	$15,734

(a)	Minimum lease commitments for our headquarters and miscellaneous office equipment. Effective March 17, 2008, we entered into an amendment of our current lease with Minneapolis 225 Holdings, LLC pursuant to which we will renew and expand our existing lease premises at 225 South Sixth Street in Minneapolis, Minnesota through 2015.

Regulation and Oversight

We perform periodic reviews of our compliance with the various applicable regulatory requirements. We have not been notified by any of the various regulatory agencies of any significant noncompliance matters that would adversely impact its ability to participate in Title IV programs, however, the Office of Inspector General (OIG) has conducted a compliance audit of Capella University. The audit commenced on April 10, 2006 and we subsequently provided the OIG with periodic information, responded to follow up inquiries and facilitated site visits and access to the Company’s records. The OIG completed its field work in January 2007 and the Company received a draft audit report on August 23, 2007. Capella University provided written comments on the draft audit report to the OIG on September 25, 2007. On March 7, 2008, the OIG’s final report was issued to the Acting Chief Operating Officer (COO) for Federal Student Aid (FSA), which is responsible for primary oversight of the Title IV funding programs. We responded to the final report on April 8, 2008. The FSA will subsequently issue final findings and requirements for Capella University. The FSA may take certain actions, including that we refund certain federal student aid funds, modify our Title IV administration procedures and pay fines or penalties.

Based on the final audit report, the most significant potential financial exposure from the audit pertains to repayments to the Department of Education that could be required if the OIG concludes that Capella University did not properly calculate the amount of Title IV funds required to be returned for learners that withdrew without providing an official notification of such withdrawal and without engaging in academic activity prior to such withdrawal. If it is determined that Capella University improperly withheld any portion of these funds, Capella University would be required to return the improperly withheld funds. For the three year audit period, and for the 2005-2006 aid year, we estimate that the total amount of Title IV funds not returned for learners who withdrew without providing official notification was less than $1.0 million, including interest, but not including fines and penalties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We have no derivative financial instruments or derivative commodity instruments. We believe the risk related to marketable securities is limited due to the adherence to our investment policy that requires marketable securities to have a minimum Standard & Poor’s rating of A minus (or equivalent). All of our marketable securities as of March 31, 2008 and December 31, 2007 consisted of cash equivalents and marketable securities rated A minus or higher.

Interest Rate Risk

We manage interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At March 31, 2008, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are effective, as of March 31, 2008, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

During the first quarter of 2008, we completed the implementation of our largest module of our enterprise resource planning system designed to increase the efficiency of processing transactions and to produce more accurate and timely information for our learner-facing departments.

Except for the preceding change, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other than with respect to the risk factor below, there have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007. We revise, by inserting a new risk factor after our current risk factor captioned “An increase in interest rates or other decrease in loan availability could adversely affect our ability to attract and retain learners.” The new risk factor reads as follows:

Disruptions in FFELP could restrict or limit our learners’ access to federal student loans, thereby materially impacting our enrollment and revenue.

The Title IV federal financial aid received by our learners is administered through the Federal Family Education Loan Program (FFELP), which enables private sector lenders to make federally guaranteed student loans. In response to both Congressional subsidy cuts and instability in the credit markets, a certain number of FFELP lenders have recently either withdrawn from the program or limited the borrowers to whom they will make student loans. Some of the lenders who have withdrawn from or limited access to FFELP loans had previously made loans to certain of our learners. To date, our learners have been able to continue to access FFELP loans through other program participants; however, there is no assurance that they will be able to continue to do so if additional FFELP disruptions occur. If our learners are unable to utilize FFELP loans, either through lack of accessibility or prohibitive cost increases, our enrollment and revenue would be materially reduced.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended March 31, 2008, the Company used $21.8 million to repurchase shares of common stock under its repurchase program (1). The Company’s remaining authorization for common stock repurchases was $28.2 million at March 31, 2008. A summary of the Company’s share repurchases during the quarter is set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
1/1/2008 to 1/31/2008	—	—	—	—
2/1/2008 to 2/28/2008	—	—	—	—
3/1/2008 to 3/31/2008	393,512	$55.27	393,512	$28,249,908

Total	393,512	$55.27	393,512	$28,249,908

(1)	The Company’s repurchase program was announced on March 3, 2008 for repurchases up to an aggregate amount of $50 million in value of common stock with no expiration date. As of March 31, 2008, we purchased 393,512 shares at an average price of $55.27 totaling $21.8 million. Cash spent during the period on the purchase of shares totaled $18.2 million. The amount of cash expended excludes $3.5 million for shares purchased March 27, March 28, and March 31, 2008, but due to timing, the cash payments for these purchases were made April 1, April 2, and April 3, 2008.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Number	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 11, 2006.

3.2	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2006.

4.1	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 19, 2006.

10.1	Second Amendment to Lease, dated as of March 17, 2008, by and between the Registrant and Minneapolis 225 Holdings, LLC.	Filed electronically.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPELLA EDUCATION COMPANY

/s/ STEPHEN G. SHANK	May 1, 2008
Stephen G. Shank
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ LOIS M. MARTIN	May 1, 2008
Lois M. Martin
Senior Vice President and Chief
Financial Officer (Principal Financial Officer)

/s/ AMY L. DRIFKA	May 1, 2008
Amy L. Drifka
Vice President and Controller
(Principal Accounting Officer)