Form 10-Q
period 2008-06-30
CAPELLA EDUCATION CO
filed 2008-07-31
CIK 1104349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

The total number of shares of common stock outstanding as of July 28, 2008, was 16,649,922.

CAPELLA EDUCATION COMPANY

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CAPELLA EDUCATION COMPANY

Consolidated Balance Sheets

(In thousands, except par value)

	As of June 30, 2008	As of December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,342	$60,600
Marketable securities	98,932	83,167
Accounts receivable, net of allowance of $2,011 at June 30, 2008 and $951 at December 31, 2007	8,852	7,557
Prepaid expenses and other current assets	7,469	12,593
Deferred income taxes	1,889	1,896

Total current assets	125,484	165,813
Property and equipment, net	35,056	34,462

Total assets	$160,540	$200,275

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,764	$6,089
Accrued liabilities	18,072	23,826
Deferred revenue	7,875	6,476

Total current liabilities	30,711	36,391
Deferred rent	1,239	1,167
Other liabilities	335	335
Deferred income taxes	4,436	5,508

Total liabilities	36,721	43,401
Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares – 100,000
Issued and outstanding shares – 16,622 at June 30, 2008 and 17,363 at December 31, 2007	166	173
Additional paid-in capital	152,540	196,643
Accumulated other comprehensive income (loss)	(596)	195
Retained earnings (accumulated deficit)	(28,291)	(40,137)

Total shareholders’ equity	123,819	156,874

Total liabilities and shareholders’ equity	$160,540	$200,275

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Income

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited) (In thousands, except per share amounts)
Revenues	$66,049	$53,918	$131,300	$106,742
Costs and expenses:
Instructional costs and services	30,844	24,587	59,860	48,110
Marketing and promotional	19,573	16,850	40,966	35,170
General and administrative	6,968	6,518	14,698	12,499

Total costs and expenses	57,385	47,955	115,524	95,779

Operating income	8,664	5,963	15,776	10,963
Other income, net	1,008	1,132	2,397	2,224

Income before income taxes	9,672	7,095	18,173	13,187
Income tax expense	3,314	2,312	6,327	4,560

Net income	$6,358	$4,783	$11,846	$8,627

Net income per common share:
Basic	$0.38	$0.29	$0.70	$0.53

Diluted	$0.37	$0.28	$0.67	$0.51

Weighted average number of common shares outstanding:
Basic	16,740	16,401	17,028	16,209

Diluted	17,303	17,213	17,599	16,957

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2008	2007
	(Unaudited)
Operating activities
Net income	$11,846	$8,627
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	2,469	1,605
Depreciation and amortization	5,857	4,750
Amortization of investment premium	942	15
Asset impairment	11	31
Gain realized on sale of marketable securities	(216)	—
Stock-based compensation	2,421	1,732
Excess tax benefits from stock-based compensation	(1,364)	(2,025)
Deferred income taxes	(587)	(417)
Changes in operating assets and liabilities:
Accounts receivable	(3,764)	(1,086)
Prepaid expenses and other current assets	6,571	1,539
Accounts payable and accrued liabilities	(6,483)	126
Deferred rent	72	(317)
Deferred revenue	1,399	(586)

Net cash provided by operating activities	19,174	13,994
Investing activities
Capital expenditures	(7,058)	(10,253)
Purchases of marketable securities	(72,255)	(138,302)
Sales and maturities of marketable securities	54,496	128,212

Net cash used in investing activities	(24,817)	(20,343)
Financing activities
Payments of capital lease obligations	—	(1)
Excess tax benefits from stock-based compensation	1,364	2,025
Proceeds from exercise of stock options	2,021	4,823
Net proceeds from issuance of common stock	—	11,041
Repurchase of common stock	(50,000)	—

Net cash (used in) provided by financing activities	(46,615)	17,888

Net (decrease) increase in cash and cash equivalents	(52,258)	11,539
Cash and cash equivalents at beginning of period	60,600	22,491

Cash and cash equivalents at end of period	$8,342	$34,030

Supplemental disclosures of cash flow information
Income taxes paid	$1,843	$3,863

Noncash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$951	$1,047

Retirement of equipment financed through capital lease obligations	$—	$11

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

Contingencies

The Company accrues for costs associated with contingencies including, but not limited to, regulatory compliance and legal matters when such costs are probable and reasonably estimable. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved. The Company bases these accruals on management’s best estimate of such costs, which may vary from the ultimate cost and expenses associated with any such contingency.

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

The table below is a reconciliation of the numerator and denominator in the basic and diluted net income per common share calculation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net income	$6,358	$4,783	$11,846	$8,627
Denominator:
Denominator for basic net income per common share – weighted average shares outstanding	16,740	16,401	17,028	16,209
Effect of dilutive stock options and restricted stock	563	812	571	748

Denominator for diluted net income per common share	17,303	17,213	17,599	16,957

Basic net income per common share	$0.38	$0.29	$0.70	$0.53
Diluted net income per common share	$0.37	$0.28	$0.67	$0.51

Options to purchase 152 and 36 common shares, respectively, were outstanding but not included in the computation of diluted net income per common share in the three months ended June 30, 2008 and 2007, respectively, because their effect would be antidilutive. Options to purchase 124 and 24 common shares, respectively, were outstanding but not included in the computation of diluted net income per common share in the six months ended June 30, 2008 and 2007, respectively, because their effect would be antidilutive.

4. Accrued Liabilities

Accrued liabilities consist of the following:

	As of June 30, 2008	As of December 31, 2007
Accrued compensation and benefits	$4,755	$8,879
Accrued instructional fees	2,221	4,767
Accrued vacation	1,697	1,032
Customer deposits	1,756	1,658
Other	7,643	7,490

	$18,072	$23,826

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

Future minimum lease commitments under the leases as of June 30, 2008, are as follows:

Operating
2008	$1,633
2009	4,002
2010	4,574
2011	5,097
2012	5,250
2013 and thereafter	15,734

Total	$36,290

The Company recognizes rent expense on a straight-line basis over the term of the leases, although the leases may include escalation clauses that provide for lower rent payments at the start of the lease term and higher lease payments at the end of the lease term. Cash or lease incentives received from lessors are recognized on a straight-line basis as a reduction to rent from the date the Company takes possession of the property through the end of the lease term. The Company records the unamortized portion of the incentive as a part of deferred rent, in accrued liabilities or long-term liabilities, as appropriate.

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

7. Common Stock

On March 3, 2008, the Company announced that its Board of Directors had authorized the Company to repurchase up to $50,000 of shares of common stock with no expiration date. As of June 30, 2008, the Company had repurchased 858 shares for total consideration of $50,000.

8. Stock-Based Compensation

The table below reflects our stock-based compensation expense recognized in the consolidated statements of income for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Instructional costs and services	$458	$337	$790	$587
Marketing and promotional	265	205	464	328
General and administrative	656	506	1,167	817

Stock-based compensation expense included in operating income	1,379	1,048	2,421	1,732
Tax benefit	421	267	705	417

Stock-based compensation expense, net of tax	$958	$781	$1,716	$1,315

The tables below summarize stock option activity and other stock option information for the periods indicated:

Service-based Stock Options	Available for Grant	Plan Options Outstanding		Weighted- Average Exercise Price per Share
		Incentive	Non-Qualified
Balance, December 31, 2007	1,795	505	768	$23.24
Granted	(98)	—	98	60.96
Exercised	—	(79)	(32)	17.08
Canceled	21	(6)	(17)	30.06

Balance, June 30, 2008	1,718	420	817	26.66

Performance-based Stock Options
Balance, December 31, 2007		—	50	$20.00
Exercised		—	(6)	20.00

Balance, June 30, 2008		—	44	20.00

The outstanding performance-based stock options had a weighted-average remaining contractual life of 7.6 years and an aggregate intrinsic value of $1,727 at June 30, 2008.

Service-based Stock Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at June 30, 2008	1,237	$26.66	6.3	$41,496
Vested and expected to vest, June 30, 2008	1,191	$26.35	6.3	$40,309
Exercisable, June 30, 2008	525	$19.28	5.8	$21,288

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on June 30, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

Restricted stock activity for the three months ended June 30, 2008 is summarized as follows:

Restricted Stock	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Balance, December 31, 2007	1	$51.69
Granted	4	53.69
Vested	—	—
Forfeited	—	—

Balance, June 30, 2008	5	$53.26

The following table summarizes information regarding all stock option exercises for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Proceeds from stock options exercised	$1,383	$4,494	$2,021	$4,823
Tax benefits related to stock options exercised	1,013	2,774	1,447	2,869
Intrinsic value of stock options exercised	3.340	7,856	5,002	8,333

Intrinsic value of stock options exercised is estimated by taking the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of options exercised for each option holder and then aggregated.

As of June 30, 2008, total compensation cost related to nonvested service-based stock options not yet recognized was $8,176, which is expected to be recognized over the next 25 months on a weighted-average basis.

9. Fair Value Measurements

The following table summarizes certain fair value information at June 30, 2008 for assets and liabilities measured at fair value on a recurring basis:

		Fair Value Measurements Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$8,342	$8,342	$—	$—
Marketable securities – Municipals	$98,932	$—	$98,932	$—

	$107,274	$8,342	$98,932	$—

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

The Company performs periodic reviews of its compliance with the various applicable regulatory requirements. The Company has not been notified by any of the various regulatory agencies of any significant noncompliance matters that would adversely impact its ability to participate in Title IV programs, however, the Office of Inspector General (OIG) has conducted a compliance audit of Capella University. The audit commenced on April 10, 2006 and the Company subsequently provided the OIG with periodic information, responded to follow up inquiries and facilitated site visits and access to the Company’s records. The OIG completed its field work in January 2007 and the Company received a draft audit report on August 23, 2007. Capella University provided written comments on the draft audit report to the OIG on September 25, 2007. On March 7, 2008, the OIG’s final report was issued to the Acting Chief Operating Officer (COO) for Federal Student Aid (FSA), which is responsible for primary oversight of the Title IV funding programs. The Company responded to the final report on April 8, 2008. The FSA will subsequently issue final findings and requirements for Capella University. The FSA may take certain actions, including requiring that we refund certain federal student aid funds, requiring us to modify our Title IV administration procedures, and/or requiring us to pay fines or penalties.

Based on the final audit report, the most significant potential financial exposure pertains to repayments to the Department of Education that could be required if the FSA concludes that Capella University did not properly calculate the amount of Title IV funds required to be returned for learners that withdrew without providing an official notification of such withdrawal and without engaging in academic activity prior to such withdrawal. If it is determined that Capella University improperly withheld any portion of these funds, Capella University would be required to return the improperly withheld funds. For the three year audit period, and for the 2005-2006 aid year, the Company estimates that the total amount of Title IV funds not returned for learners who withdrew without providing official notification was less than $1,000 including interest, but not including fines and penalties.

Political and budgetary concerns significantly affect the Title IV Programs. Congress reauthorizes the HEA and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in 1998. Although the process for reauthorization of the HEA is underway, there is no assurance on when or if it will be completed. Because reauthorization has not yet been completed in a timely manner, Congress has extended the current provisions of the HEA through August 15, 2008, and it is expected to be reauthorized prior to that time. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of June 30, 2008, programs in which the Capella University’s learners participate are operative and sufficiently funded.

11. Subsequent Event

On July 30, 2008, the Company’s Board of Directors authorized the Company to repurchase up to $60,000 of shares of common stock with no expiration date.

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

Overview

Background

We are an exclusively online post-secondary education services company. Our wholly owned subsidiary, Capella University, is a regionally accredited university that offers a variety of undergraduate and graduate degree programs primarily for working adults. At June 30, 2008, we offered over 950 courses and 19 degree programs with 104 specializations at the undergraduate and graduate levels to more than 23,700 learners.

We were founded in 1991, and in 1993 we established our wholly owned university subsidiary, then named The Graduate School of America, to offer doctoral and master’s degrees through distance learning programs in management, education, human services and interdisciplinary studies. In 1995, we launched our online format for delivery of our doctoral and master’s degree programs over the Internet. In 1997, our university subsidiary received accreditation from the North Central Association of Colleges and Schools (later renamed The Higher Learning Commission of the North Central Association of Colleges and Schools). In 1998, we began the expansion of our original portfolio of academic programs by introducing doctoral and master’s degrees in psychology and a master of business administration degree. In 1999, to expand the reach of our brand in anticipation of moving into the bachelor’s degree market, we changed our name to Capella Education Company and the name of our university to Capella University. In 2000, we introduced our bachelor’s degree completion program in information technology, which provided instruction for the last two years of a four-year bachelor’s degree. In 2001, we introduced our bachelor’s degree completion program in business. In 2004, we introduced our four-year bachelor’s degree programs in business and information technology, as well as three master’s-level specializations in education targeted at K-12 teachers. In November 2006, we completed an initial public offering of our common stock. In May 2007, we completed a follow-on offering of our common stock. Additionally, during 2007, we introduced six new degree programs and 31 new specializations, including our first ever specializations in Public Safety and nine new PhD specializations. During the first half of 2008, we completed a $50 million stock repurchase program and Capella University’s accreditation was reaffirmed by The Higher Learning Commission (HLC). We implemented an enterprise resource planning (ERP) system from 2006 through 2008. The final module was implemented in July 2008. We have introduced eight new specializations and two new programs through July 2008.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. During the six months ended June 30, 2008, there have been no significant changes in our critical accounting policies.

Results of Operations

The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	46.7	45.6	45.6	45.1
Marketing and promotional	29.6	31.3	31.2	32.9
General and administrative	10.6	12.0	11.2	11.7

Total costs and expenses	86.9	88.9	88.0	89.7

Operating income	13.1	11.1	12.0	10.3
Other income, net	1.5	2.1	1.8	2.1

Income before income taxes	14.6	13.2	13.8	12.4
Income tax expense	5.0	4.3	4.8	4.3

Net income	9.6%	8.9%	9.0%	8.1%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues. Our revenues for the three months ended June 30, 2008 were $66.0 million, representing an increase of $12.1 million, or 22.5%, as compared to $53.9 million for the three months ended June 30, 2007. This increase was primarily driven by 19.3 percentage points from increased enrollments and 4.5 percentage points from the impact of pricing increases, partially offset by a 0.6 percentage point decrease from a larger proportion of master’s and bachelor’s learners, who generated less revenue per learner than our doctoral learners. End-of-period enrollment increased 19.0% in 2008 compared to 2007. Tuition increases in 2007 generally ranged from 3% to 6% and were implemented in July 2007.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended June 30, 2008 were $30.8 million, representing an increase of $6.3 million, or 25.4%, as compared to $24.6 million for the three months ended June 30, 2007. This increase was primarily due to increases in instructional pay and learner support services resulting from increased enrollments. In addition, we had greater learner support services and depreciation expenses as a result of our ERP implementation. Information technology expenses increased as a result of a higher mix of expensed versus capitalized software projects in 2008 compared to 2007. Finally, colloquia and graduation expenses increased due to greater attendance at these events in the second quarter.

Our instructional costs and services expenses as a percentage of revenues increased by 1.1 percentage points to 46.7% for the three months ended June 30, 2008, from 45.6% for the three months ended June 30, 2007. This increase was primarily due to increases in learner support services and depreciation expenses as a result of our ERP implementation; an increase in information technology expenses related to a higher mix of expensed versus capitalized software projects in 2008 compared to 2007; and an increase in expenses related to a faculty development event which took place during the second quarter of 2008. These increases were partially offset by a decrease in the ratio between faculty compensation and revenue and a decrease in accrued bonus expense.

Marketing and promotional expenses. Our marketing and promotional expenses for the three months ended June 30, 2008 were $19.6 million, representing an increase of $2.7 million, or 16.2%, as compared to $16.9 million for the three months ended June 30, 2007. This increase was driven by greater spending in online media and recruitment staffing. Our marketing and promotional expenses as a percentage of revenues decreased by 1.7 percentage points to 29.6% for the three months ended June 30, 2008, from 31.3% for the three months ended June 30, 2007. This decline as a percent of revenues was planned, and reflects a combination of a greater percentage of expected annual new enrollment marketing spending in the second quarter of 2007 compared to 2008, alignment of lead generation with the capacity of our enrollment counselors, marketing efficiencies across total enrollments, and a decrease in accrued bonus expense.

General and administrative expenses. Our general and administrative expenses for the three months ended June 30, 2008 were $7.0 million, representing an increase of $0.5 million, or 6.9%, as compared to $6.5 million for the three months ended June 30, 2007. This increase was driven by increased investments in infrastructure to support current and future growth, as well as an increase in bad debt expense due to short term disruptions in our collection efforts and temporarily increased credit limits granted to select learners who had experienced billing issues resulting from the ERP implementation. These increases were partially offset by a decrease in accrued bonus expense and information technology expenses as there were fewer employees dedicated to the ERP system implementation. We anticipate a severance charge of $0.7 million to $0.8 million for the three months ended September 30, 2008.

Our general and administrative expenses as a percentage of revenues were 10.6%, a decrease of 1.4 percentage points for the three months ended June 30, 2008, compared to 12.0% for the three months ended June 30, 2007. This decrease was driven by a decrease in accrued bonus expense and information technology expenses as there were fewer employees dedicated to the ERP system implementation. This decrease was partially offset by increased legal costs incurred in the normal course of our business and an increase in bad debt expense due to short term disruptions in our collection efforts and temporarily increased credit limits granted to select learners who had experienced billing issues resulting from the ERP implementation.

Other income, net. Other income, net decreased by $0.1 million, or 11.0%, to $1.0 million for the three months ended June 30, 2008, from $1.1 million for the three months ended June 30, 2007. The decrease was principally due to a decrease in interest income levels from lower interest rates earned in 2008 partially offset by higher average cash and marketable securities balances.

Income tax expense. We recognized tax expense for the three months ended June 30, 2008 and 2007 of $3.3 million and $2.3 million, respectively, or at effective tax rates of 34.3% and 32.6%, respectively. The increase in our effective tax rate in the second quarter of 2008 from 2007 reflects a decrease in the impact of tax-exempt interest, an increase in the impact of non-deductible meals and entertainment expenses, and a slight increase in our state effective tax rate.

Net income. Net income was $6.4 million for the three months ended June 30, 2008, compared to net income of $4.8 million for the three months ended June 30, 2007, an increase of $1.6 million, because of the factors discussed above.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues. Our revenues for the six months ended June 30, 2008 were $131.3 million, representing an increase of $24.6 million, or 23.0%, as compared to $106.7 million for the six months ended June 30, 2007. This increase was primarily driven by 19.7 percentage points from increased enrollments and 4.5 percentage points from tuition increases, partially offset by a 0.8 percentage point decrease from a larger proportion of master’s and bachelor’s learners, who generated less revenue per learner than our doctoral learners. End-of-period enrollment increased 19.0% in 2007 compared to 2006. Tuition increases in 2007 generally ranged from 3% to 6% and were implemented during July 2007.

Instructional costs and services expenses. Our instructional costs and services expenses for the six months ended June 30, 2008 were $59.9 million, representing an increase of $11.8 million, or 24.4%, as compared to $48.1 million for the six months ended June 30, 2007. This increase was primarily due to increases in instructional pay and learner support services resulting from increased enrollments. In addition, we had greater learner support services and depreciation expenses as a result of our ERP implementation. Information technology expenses increased as a result of a higher mix of expensed versus capitalized software projects in 2008 compared to 2007.

Our instructional costs and services expenses as a percentage of revenues increased by 0.5 percentage points to 45.6% for the six months ended June 30, 2008, as compared to 45.1% for the six months ended June 30, 2007. This increase was primarily due to increases in learner support services and depreciation expenses as a result of our ERP implementation and an increase in information technology expenses related to a higher mix of expensed versus capitalized software projects in 2008 compared to 2007. These increases were partially offset by a decrease in the ratio between faculty compensation and revenue and a decrease in accrued bonus expense.

Marketing and promotional expenses. Our marketing and promotional expenses for the six months ended June 30, 2008 were $41.0 million, representing an increase of $5.8 million, or 16.5%, as compared to $35.2 million for the six months ended June 30, 2007. This increase was driven by greater spending in online media and recruitment staffing. Our marketing and promotional expenses as a percentage of revenues decreased by 1.7 percentage points to 31.2% for the six months ended June 30, 2008, from 32.9% for the six months ended June 30, 2007. This decline as a percent of revenues was planned, and reflects a combination of a greater percentage of expected annual new enrollment marketing spending in the first half of 2007 compared to 2008, alignment of lead generation with the capacity of our enrollment counselors, marketing efficiencies across total enrollments, and a decrease in accrued bonus expense.

General and administrative expenses. Our general and administrative expenses for the six months ended June 30, 2008 were $14.7 million, representing an increase of $2.2 million or 17.6%, as compared to $12.5 million for the six months ended June 30, 2007. This increase was driven by increased investments in infrastructure to support current and future growth, and an increase in bad debt expense due to short term disruptions in our collection efforts and temporarily increased credit limits granted to select learners who had experienced billing issues resulting from the ERP implementation. These increases were partially offset by a decrease in accrued bonus expense.

Our general and administrative expenses as a percentage of revenues were 11.2%, a decrease of 0.5 percentage points for the six months ended June 30, 2008, compared to 11.7% for the six months ended June 30, 2007. This decrease was primarily due to a decrease in accrued bonus expense partially offset by an increase in bad debt expense due to short term disruptions in our collection efforts and temporarily increased credit limits granted to select learners who had experienced billing issues resulting from the ERP implementation.

Other income, net. Other income, net increased by $0.2 million, or 7.8%, to $2.4 million for the six months ended June 30, 2008, from $2.2 million for the six months ended June 30, 2007. The increase was primarily due to increased levels of interest income on higher average cash and marketable securities balances, partially offset by lower interest rates in 2008.

Income tax expense. We recognized tax expense for the six months ended June 30, 2008 and 2007 of $6.3 million and $4.6 million, respectively, or at effective tax rates of 34.8% and 34.6%, respectively.

Net income. Net income was $11.8 million for the six months ended June 30, 2008, compared to net income of $8.6 million for the six months ended June 30, 2007, an increase of $3.2 million, because of the factors discussed above.

Liquidity and Capital Resources

Liquidity

We financed our operating activities and capital expenditures during the six months ended June 30, 2008 and 2007 primarily through cash provided by operating activities. Our cash, cash equivalents and marketable securities were $107.3 million and $143.8 million at June 30, 2008 and December 31, 2007, respectively. Our cash, cash equivalents and marketable securities decreased primarily due to the share repurchase program announced in March 2008. This repurchase program was completed in the second quarter of 2008 and, as of June 30, 2008, we had repurchased 0.9 million shares for total consideration of $50.0 million. On July 30, 2008, our Board of Directors authorized us to repurchase up to $60.0 million of shares of common stock with no expiration date.

We had a higher cash and cash equivalents balance at the beginning of 2008 due to cash received from stock option exercises and redemption of certain securities converted to cash and cash equivalents in light of market conditions, which occurred during the fourth quarter of 2007. During the first half of 2008, some of this cash and cash equivalents balance was used to purchase marketable securities as well as to fund the share repurchase program.

In August 2004, we entered into an unsecured $10.0 million line of credit with Wells Fargo Bank. The line of credit expires on June 30, 2009. There have been no borrowings under this line of credit at June 30, 2008 or December 31, 2007.

A significant portion of our revenues are derived from Title IV programs. Federal regulations dictate the timing of disbursements under Title IV programs. Learners must apply for new loans and grants each academic year, which started July 1, 2008. Loan funds are generally provided by lenders in multiple disbursements for each academic year. The disbursements are usually received by the start of the second week of the term. These factors, together with the timing of our learners beginning their programs, affect our operating cash flow.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash, cash equivalents and marketable securities, will provide adequate funds for ongoing operations and planned capital expenditures for the foreseeable future.

Operating Activities

Net cash provided by operating activities was $19.2 million and $14.0 million for the six months ended June 30, 2008 and 2007, respectively. The increase from 2007 to 2008 was primarily due to a $3.2 million increase in net income, a $2.0 million increase in depreciation and bad debt expense, and lower tax payments due to timing. This was offset by a decrease in cash from operating assets and liabilities.

Investing Activities

Our cash used in investing activities is primarily related to the purchase of property and equipment and investments in marketable securities. Net cash used in investing activities was $24.8 million and $20.3 million for the six months ended June 30, 2008 and 2007, respectively. Investments in marketable securities consist primarily of purchases, sales and maturities of taxable or tax-exempt municipal securities.

Net purchases of these securities were $17.8 million and $10.1 million during the six months ended June 30, 2008 and 2007, respectively. This increase was driven by lower sales of marketable securities due to the higher cash and cash equivalents balance at December 31, 2007 than December 31, 2006, as we did not require additional sales of securities to fund our normal operations and the share repurchase program. Capital expenditures were $7.1 million and $10.3 million for the six months ended June 30, 2008 and 2007, respectively. The decrease from 2007 was primarily due to the higher mix of capitalized work performed on the ERP system in 2007 to complete the implementation in 2008.

We lease all of our facilities. We expect to make future payments on existing leases from cash generated from operations. Effective March 17, 2008, we entered into an amendment of our current lease with Minneapolis 225 Holdings, LLC pursuant to which we will renew and expand our existing lease premises at 225 South Sixth Street in Minneapolis, Minnesota through 2015.

Financing Activities

Net cash used in financing activities was $46.6 million for the six months ended June 30, 2008, and net cash provided by financing activities was $17.9 million for the six months ended June 30, 2007. Financing activities during the six months ended June 30, 2008 were primarily related to the repurchase of common stock in the amount of $50.0 million, partially offset by $2.0 million in proceeds from stock option exercises and $1.4 million in excess tax benefits from stock option exercises. Financing activities during the six months ended June 30, 2007 were primarily related to proceeds of $11.0 million from the issuance of common stock in our May 2007 follow-on offering, $4.8 million in proceeds from stock option exercises and $2.0 million in excess tax benefits.

Contractual Obligations

The following table sets forth, as of June 30, 2008, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases(a)	$36,290	$1,633	$8,576	$10,347	$15,734

Total contractual obligations	$36,290	$1,633	$8,576	$10,347	$15,734

(a)

Minimum lease commitments for our headquarters and miscellaneous office equipment. Effective March 17, 2008, we entered into an amendment of our current lease with Minneapolis 225 Holdings, LLC pursuant to which we will renew and expand our existing lease premises at 225 South Sixth Street in Minneapolis, Minnesota through 2015.

Regulation and Oversight

We perform periodic reviews of our compliance with the various applicable regulatory requirements. We have not been notified by any of the various regulatory agencies of any significant noncompliance matters that would adversely impact its ability to participate in Title IV programs, however, the Office of Inspector General (OIG) has conducted a compliance audit of Capella University. The audit commenced on April 10, 2006 and we subsequently provided the OIG with periodic information, responded to follow up inquiries and facilitated site visits and access to the Company’s records. The OIG completed its field work in January 2007 and the Company received a draft audit report on August 23, 2007. Capella University provided written comments on the draft audit report to the OIG on September 25, 2007. On March 7, 2008, the OIG’s final report was issued to the Acting Chief Operating Officer (COO) for Federal Student Aid (FSA), which is responsible for primary oversight of the Title IV funding programs. We responded to the final report on April 8, 2008. The FSA will subsequently issue final findings and requirements for Capella University. The FSA may take certain actions, including requiring that we refund certain federal student aid funds, requiring us to modify our Title IV administration procedures, and/or requiring us to pay fines or penalties.

Based on the final audit report, the most significant potential financial exposure pertains to repayments to the Department of Education that could be required if the FSA concludes that Capella University did not properly calculate the amount of Title IV funds required to be returned for learners that withdrew without providing an official notification of such withdrawal and without engaging in academic activity prior to such withdrawal. If it is determined that Capella University improperly withheld any portion of these funds, Capella University would be required to return the improperly withheld funds. For the three year audit period, and for the 2005-2006 aid year, we estimate that the total amount of Title IV funds not returned for learners who withdrew without providing official notification was less than $1.0 million, including interest, but not including fines and penalties.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We have no derivative financial instruments or derivative commodity instruments. We believe the risk related to marketable securities is limited due to the adherence to our investment policy that requires marketable securities to have a minimum Standard & Poor’s rating of A minus (or equivalent). All of our marketable securities as of June 30, 2008 and December 31, 2007 consisted of cash equivalents and marketable securities rated A minus or higher.

Interest Rate Risk

We manage interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At June 30, 2008, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are effective, as of June 30, 2008, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

In 2008, we completed the implementation of our ERP system designed to increase the efficiency of processing transactions and to produce more accurate and timely information for our learner-facing departments.

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

Other than with respect to the risk factor below, there have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007, as updated in our Quarterly Report of Form 10-Q for the quarter ended March 31, 2008. The risk factor entitled “System disruptions and vulnerability from security risks to our online computer networks could impact our ability to generate revenue and damage the reputation of Capella University, limiting our ability to attract and retain learners. We are currently migrating to a new enterprise resource planning system, and unplanned costs and decreases in productivity could adversely impact our financial results” is revised by adding the following as a new sentence at the end of the second paragraph of the risk factor:

Following installation of our enterprise resource planning system, we may experience difficulties in using the system and our learners and prospective learners may have difficulties using and accepting the system and related new processes. Such difficulties could have a material adverse effect on our enrollment and financial results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended June 30, 2008, the Company used $28.2 million to repurchase shares of common stock under its repurchase program (1). The Company had no remaining authorization for common stock repurchases at June 30, 2008, as the $50.0 million share repurchase program was completed. On July 30, 2008, our Board of Directors authorized us to repurchase up to $60.0 million of shares of common stock with no expiration date.

A summary of the Company’s share repurchases during the quarter is set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
4/1/2008 to 4/30/2008	263,792	$60.11	263,792	$12,392,269
5/1/2008 to 5/31/2008	134,392	$61.52	134,392	$4,124,278
6/1/2008 to 6/30/2008	66,747	$61.79	66,747	$—

Total	464,931	$60.76	464,931	$—

(1)

The Company’s repurchase program was announced on March 3, 2008 for repurchases up to an aggregate amount of $50.0 million in value of common stock with no expiration date. As of June 30, 2008, we had purchased 858,443 shares under this program at an average price of $58.24 totaling $50.0 million. Cash spent during the second quarter on the purchase of shares totaled $31.7 million. The amount of cash expended includes $3.5 million for shares purchased March 27, March 28, and March 31, 2008, but due to timing the cash payments for these purchases were made April 1, April 2, and April 3, 2008, respectively.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on May 13, 2008, shareholders voted on the following proposals:

1. Election of Directors:

	For	Withhold
Mark N. Greene	16,195,365	240,463
Jody G. Miller	16,361,161	74,667
James A. Mitchell	16,362,297	73,531
Stephen G. Shank	16,361,912	73,916
Andrew M. Slavitt	16,318,640	117,188
David W. Smith	16,362,257	73,571
Jeffrey W. Taylor	16,318,757	117,071
Sandra E. Taylor	16,361,627	74,201
Darrell R. Tukua	16,361,642	74,186

2. To approve the Capella Education Company Annual Incentive Plan.

For	Against	Abstain	Broker Non-Vote
16,039,720	375,468	20,640	—

3. To ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2008.

For	Against	Abstain	Broker Non-Vote
16,168,408	239,999	27,421	—

There were 17,200,801 shares of our common stock entitled to vote at the meeting, and a total of 16,435,828 shares (95.55%) were represented at the meeting.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Number	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 11, 2006.

3.2	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2006.

4.1	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 19, 2006.

10.1	Capella Education Company Annual Incentive Bonus Plan	Filed electronically.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPELLA EDUCATION COMPANY

/s/ STEPHEN G. SHANK	July 31, 2008
Stephen G. Shank
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ LOIS M. MARTIN	July 31, 2008
Lois M. Martin
Senior Vice President and Chief
Financial Officer (Principal Financial Officer)

/s/ AMY L. RONNEBERG	July 31, 2008
Amy L. Ronneberg
Vice President and Controller
(Principal Accounting Officer)