Form 10-Q
period 2008-09-30
CAPELLA EDUCATION CO
filed 2008-11-06
CIK 1104349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

The total number of shares of common stock outstanding as of November 4, 2008, was 16,665,113.

CAPELLA EDUCATION COMPANY

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CAPELLA EDUCATION COMPANY

Consolidated Balance Sheets

(In thousands, except par value)

	As of September 30, 2008	As of December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,280	$60,600
Marketable securities	93,536	83,167
Accounts receivable, net of allowance of $1,854 at September 30, 2008 and $951 at December 31, 2007	11,318	7,557
Prepaid expenses and other current assets	8,267	12,593
Deferred income taxes	1,876	1,896

Total current assets	135,277	165,813
Property and equipment, net	34,105	34,462

Total assets	$169,382	$200,275

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,451	$6,089
Accrued liabilities	19,932	23,826
Deferred revenue	10,900	6,476

Total current liabilities	36,283	36,391
Deferred rent	1,262	1,167
Other liabilities	335	335
Deferred income taxes	4,269	5,508

Total liabilities	42,149	43,401

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares — 100,000
Issued and outstanding shares — 16,581 at September 30, 2008 and 17,363 at December 31, 2007	166	173
Additional paid-in capital	150,121	196,643
Accumulated other comprehensive income (loss)	(539)	195
Retained earnings (accumulated deficit)	(22,515)	(40,137)

Total shareholders’ equity	127,233	156,874

Total liabilities and shareholders’ equity	$169,382	$200,275

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Income

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited) (In thousands, except per share amounts)
Revenues	$65,239	$55,530	$196,539	$162,272
Costs and expenses:
Instructional costs and services	29,568	24,759	89,428	72,869
Marketing and promotional	20,828	17,583	61,794	52,753
General and administrative	6,907	6,865	21,605	19,364

Total costs and expenses	57,303	49,207	172,827	144,986

Operating income	7,936	6,323	23,712	17,286
Other income, net	839	1,253	3,236	3,477

Income before income taxes	8,775	7,576	26,948	20,763
Income tax expense	2,999	2,514	9,326	7,074

Net income	$5,776	$5,062	$17,622	$13,689

Net income per common share:
Basic	$0.35	$0.30	$1.04	$0.83

Diluted	$0.34	$0.29	$1.01	$0.80

Weighted average number of common shares outstanding:
Basic	16,626	16,810	16,893	16,411

Diluted	17,077	17,611	17,424	17,177

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)
Operating activities
Net income	$17,622	$13,689
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	3,882	2,583
Depreciation and amortization	9,049	7,277
Amortization of investment premium	1,381	125
Asset impairment	44	31
(Gain)/loss realized on sale of marketable securities	(225)	14
Stock-based compensation	3,259	2,532
Excess tax benefits from stock-based compensation	(1,647)	(3,942)
Deferred income taxes	(776)	(423)
Changes in operating assets and liabilities:
Accounts receivable	(7,643)	(2,248)
Prepaid expenses and other current assets	6,067	2,780
Accounts payable and accrued liabilities	(3,387)	5,021
Deferred rent	95	(477)
Deferred revenue	4,424	782

Net cash provided by operating activities	32,145	27,744
Investing activities
Capital expenditures	(9,891)	(14,070)
Purchases of marketable securities	(74,707)	(178,154)
Sales and maturities of marketable securities	62,006	160,067

Net cash used in investing activities	(22,592)	(32,157)
Financing activities
Payments of capital lease obligations	—	(1)
Excess tax benefits from stock-based compensation	1,647	3,942
Net proceeds from exercise of stock options	2,681	8,527
Net proceeds from issuance of common stock	—	10,916
Repurchase of common stock	(54,201)	—

Net cash (used in) provided by financing activities	(49,873)	23,384

Net (decrease) increase in cash and cash equivalents	(40,320)	18,971
Cash and cash equivalents at beginning of period	60,600	22,491

Cash and cash equivalents at end of period	$20,280	$41,462

Supplemental disclosures of cash flow information
Income taxes paid	$5,472	$4,354

Noncash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$392	$592

Retirement of equipment financed through capital lease obligations	$—	$11

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

Recently Adopted Financial Accounting Pronouncements

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 157 (FAS 157), Fair Value Measurements, on January 1, 2008. FAS 157 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles (GAAP), and expands disclosures about fair value measurements. The implementation of this Statement was not material to the Company’s consolidated financial position or results of operations.

3. Net Income Per Common Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share increases the shares used in the per share calculation by the dilutive effects of options and restricted stock.

The table below is a reconciliation of the numerator and denominator in the basic and diluted net income per common share calculation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net income	$5,776	$5,062	$17,622	$13,689
Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	16,626	16,810	16,893	16,411
Effect of dilutive stock options and restricted stock	451	801	531	766

Denominator for diluted net income per common share	17,077	17,611	17,424	17,177

Basic net income per common share	$0.35	$0.30	$1.04	$0.83
Diluted net income per common share	$0.34	$0.29	$1.01	$0.80

Options to purchase 282 and 80 common shares, respectively, were outstanding but not included in the computation of diluted net income per common share in the three months ended September 30, 2008 and 2007, respectively, because their effect would be antidilutive. Options to purchase 177 and 43 common shares, respectively, were outstanding but not included in the computation of diluted net income per common share in the nine months ended September 30, 2008 and 2007, respectively, because their effect would be antidilutive.

4. Accrued Liabilities

Accrued liabilities consist of the following:

	As of September 30, 2008	As of December 31, 2007
Accrued compensation and benefits	$7,806	$8,879
Accrued instructional fees	2,376	4,767
Accrued vacation	1,725	1,032
Customer deposits	1,730	1,658
Other	6,295	7,490

	$19,932	$23,826

5. Commitments and Contingencies

The Company leases its office facilities and certain office equipment under various noncancelable operating leases. Effective March 17, 2008, the Company entered into an amendment of its current lease with Minneapolis 225 Holdings, LLC pursuant to which the Company will renew and expand its existing lease premises at 225 South Sixth Street in Minneapolis, Minnesota through 2015.

Future minimum lease commitments under the leases as of September 30, 2008, are as follows:

Operating
2008	$822
2009	4,023
2010	4,593
2011	5,097
2012	5,250
2013 and thereafter	15,735

Total	$35,520

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

The Company maintains an unsecured $10.0 million line of credit with Wells Fargo Bank. The line of credit expires on June 30, 2009. There have been no borrowings under this line of credit at September 30, 2008 or December 31, 2007. An unsecured letter of credit in the amount of $1.1 million, which expires on July 31, 2009, was issued under the $10.0 million line of credit in favor of the Department of Education in connection with its annual review of student lending activities.

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

On July 30, 2008, the Company announced that its Board of Directors had authorized the Company to repurchase up to an additional $60,000 of shares of common stock with no expiration date. As of September 30, 2008, the Company had repurchased 84 shares for total consideration of $4,201.

8. Stock-Based Compensation

The table below reflects our stock-based compensation expense recognized in the consolidated statements of income for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Instructional costs and services	$276	$257	$1,066	$844
Marketing and promotional	184	157	648	485
General and administrative	378	386	1,545	1,203

Stock-based compensation expense included in operating income	838	800	3,259	2,532
Tax benefit	270	191	975	608

Stock-based compensation expense, net of tax	$568	$609	$2,284	$1,924

The tables below summarize stock option activity and other stock option information for the periods indicated:

	Available for Grant	Plan Options Outstanding		Weighted- Average Exercise Price per Share
Service-based Stock Options		Incentive	Non-Qualified
Balance, December 31, 2007	1,795	505	768	$23.24
Granted	(186)	—	186	57.63
Exercised	—	(101)	(38)	16.33
Canceled	116	(19)	(100)	22.81

Balance, September 30, 2008	1,725	385	816	29.42

Performance-based Stock Options
Balance, December 31, 2007		—	50	$20.00
Exercised		—	(20)	20.00

Balance, September 30, 2008		—	30	20.00

The outstanding performance-based stock options had a weighted-average remaining contractual life of 7.4 years and an aggregate intrinsic value of $677 at September 30, 2008.

Service-based Stock Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at September 30, 2008	1,201	$29.42	5.5	$20,276
Vested and expected to vest, September 30, 2008	1,163	$29.01	5.5	$19,944
Exercisable, September 30, 2008	629	$20.97	4.7	$14,183

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on September 30, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

Restricted stock activity for the nine months ended September 30, 2008 is summarized as follows:

Restricted Stock	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Balance, December 31, 2007	1	$51.69
Granted	4	53.69
Vested	(1)	51.69
Forfeited	—	—

Balance, September 30, 2008	4	$53.45

The following table summarizes information regarding all stock option exercises for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Proceeds from stock options exercised	$660	$3,704	$2,681	$8,527
Tax benefits related to stock options exercised	293	2,510	1,741	5,379
Intrinsic value of stock options exercised	1,738	7,777	6,740	16,110

Intrinsic value of stock options exercised is estimated by taking the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of options exercised for each option holder and then aggregated.

As of September 30, 2008, total compensation cost related to nonvested service-based stock options not yet recognized was $9,006, which is expected to be recognized over the next 29 months on a weighted-average basis.

9. Fair Value Measurements

The following table summarizes certain fair value information at September 30, 2008 for assets and liabilities measured at fair value on a recurring basis:

Description	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$20,280	$20,280	$—	$—
Marketable securities – municipal bonds	$93,536	$—	$93,536	$—

	$113,816	$20,280	$93,536	$—

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

The Company performs periodic reviews of its compliance with the various applicable regulatory requirements. The Company has not been notified by any of the various regulatory agencies of any significant noncompliance matters that would adversely impact its ability to participate in Title IV programs, however, the Office of Inspector General (OIG) has conducted a compliance audit of Capella University for the three financial aid years 2002-2003 through 2004-2005. The audit commenced on April 10, 2006 and the Company subsequently provided the OIG with periodic information, responded to follow up inquiries and facilitated site visits and access to the Company’s records. The OIG completed its field work in January 2007 and the Company received a draft audit report on August 23, 2007. Capella University provided written comments on the draft audit report to the OIG on September 25, 2007. On March 7, 2008, the OIG’s final report was issued to the Acting Chief Operating Officer (COO) for Federal Student Aid (FSA), which is responsible for primary oversight of the Title IV funding programs. The Company responded to the final report on April 8, 2008. Recently, the Company provided FSA staff with certain requested information for financial aid years 2005-2006 through 2007-2008. The FSA will subsequently issue final findings and requirements for Capella University. The FSA may take certain actions, including requiring that we refund certain federal student aid funds, requiring us to modify our Title IV administration procedures, and/or requiring us to pay fines or penalties.

Based on the final audit report for the financial aid years 2002-2003 through 2004-2005, the most significant potential financial exposure pertains to repayments to the Department of Education that could be required if the FSA concludes that Capella University did not properly calculate the amount of Title IV funds required to be returned for learners that withdrew without providing an official notification of such withdrawal and without engaging in the course room prior to such withdrawal. If the FSA determines that Capella University improperly withheld any portion of these funds, Capella University would be required to return the improperly withheld funds. The Company and the OIG have differing interpretations of the relevant regulations regarding what constitutes engagement in the unofficial withdrawal context. As the Company interprets the engagement requirement, it currently estimates that for the three year audit period, and for the subsequent aid years through 2007-2008, the total amount of Title IV funds not returned — for learners who withdrew without providing official notification and without engaging as required in the relevant regulations — was approximately $1.0 million including interest, but not including fines and penalties. If this difference of interpretation is ultimately resolved in a manner adverse to the Company, then the total amount of Title IV funds not returned for learners who withdrew without providing official notification would be greater than the amount the Company has currently estimated.

Political and budgetary concerns significantly affect the Title IV Programs. Congress reauthorizes the HEA and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in August 2008. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of September 30, 2008, programs in which the Capella University’s learners participate are operative and sufficiently funded.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as updated in our subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this or other reports on Form 10-Q. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with SEC.

Overview

Background

We are an exclusively online post-secondary education services company. Our wholly owned subsidiary, Capella University, is a regionally accredited university that offers a variety of undergraduate and graduate degree programs primarily for working adults.

We were founded in 1991, and in 1993 we established our wholly owned university subsidiary, then named The Graduate School of America, to offer doctoral and master’s degrees through distance learning programs in management, education, human services and interdisciplinary studies. In 1995, we launched our online format for delivery of our doctoral and master’s degree programs over the Internet. In 1997, our university subsidiary received accreditation from the North Central Association of Colleges and Schools (later renamed The Higher Learning Commission of the North Central Association of Colleges and Schools). In 1998, we began the expansion of our original portfolio of academic programs by introducing doctoral and master’s degrees in psychology and a master of business administration degree. In 1999, to expand the reach of our brand in anticipation of moving into the bachelor’s degree market, we changed our name to Capella Education Company and the name of our university to Capella University. In 2000, we introduced our bachelor’s degree completion program in information technology, which provided instruction for the last two years of a four-year bachelor’s degree. In 2001, we introduced our bachelor’s degree completion program in business. In 2004, we introduced our four-year bachelor’s degree programs in business and information technology, as well as three master’s-level specializations in education targeted at K-12 teachers. At September 30, 2008, we offered over 970 courses and 21 degree programs with 109 specializations at the undergraduate and graduate levels to more than 24,000 learners.

In November 2006, we completed an initial public offering of our common stock. In May 2007, we completed a follow-on offering of our common stock. We implemented an enterprise resource planning (ERP) system from 2006 through 2008 in which the final module was implemented in July 2008. During the first half of 2008 we commenced and completed a $50.0 million stock repurchase program, and during the third quarter of 2008 we commenced an additional stock repurchase program for up to $60.0 million of our common stock.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. During the nine months ended September 30, 2008, there have been no significant changes in our critical accounting policies.

Results of Operations

The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Instructional costs and services	45.3	44.6	45.5	44.9
Marketing and promotional	31.9	31.6	31.4	32.5
General and administrative	10.6	12.4	11.0	11.9

Total costs and expenses	87.8	88.6	87.9	89.3

Operating income	12.2	11.4	12.1	10.7
Other income, net	1.3	2.3	1.6	2.1

Income before income taxes	13.5	13.7	13.7	12.8
Income tax expense	4.6	4.5	4.7	4.4

Net income	8.9%	9.2%	9.0%	8.4%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues. Our revenues for the three months ended September 30, 2008 were $65.2 million, representing an increase of $9.7 million, or 17.5%, as compared to $55.5 million for the three months ended September 30, 2007. This increase was primarily driven by 14.5 percentage points from increased enrollments and 4.0 percentage points from the impact of pricing increases, partially offset by a 0.6 percentage point decrease from a larger proportion of master’s and bachelor’s learners, who generated less revenue per learner than our doctoral learners. End-of-period enrollment increased 18.7% in 2008 compared to 2007. Tuition increases in 2008 generally ranged from 2.0% to 5.3% and were implemented in July 2008.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended September 30, 2008 were $29.6 million, representing an increase of $4.8 million, or 19.4%, as compared to $24.8 million for the three months ended September 30, 2007. This increase was primarily due to an increase in instructional pay and learner support services resulting from increased enrollments. In addition, there were greater depreciation and learner support services expenses related to the implementation of our last ERP module and greater information technology expenses as a result of a higher level of information technology maintenance projects in 2008 compared to 2007.

Our instructional costs and services expenses as a percentage of revenues increased by 0.7 percentage points to 45.3% for the three months ended September 30, 2008, from 44.6% for the three months ended September 30, 2007. This increase was primarily due to increases in depreciation and learner support services expenses in support of the implementation of our last ERP module, partially offset by a decrease in accrued bonus expense.

Marketing and promotional expenses. Our marketing and promotional expenses for the three months ended September 30, 2008 were $20.8 million, representing an increase of $3.2 million, or 18.5%, as compared to $17.6 million for the three months ended September 30, 2007. This increase was primarily driven by greater spending in online media and recruitment staffing. Our marketing and promotional expenses as a percentage of revenues increased by 0.3 percentage points to 31.9% for the three months ended September 30, 2008, from 31.6% for the three months ended September 30, 2007. This increase reflects higher recruitment staffing expense partially offset by a decrease in accrued bonus expense.

General and administrative expenses. Our general and administrative expenses remained consistent at $6.9 million for the three months ended September 30, 2008 and 2007. There were decreases in accrued bonus expense and information technology expense as there were fewer employees dedicated to the ERP implementation. These decreases were offset by a $0.7 million severance charge recorded in the third quarter of 2008 and an increase in bad debt expense. The increase in bad debt expense resulted from higher credit limits granted to learners earlier this year in recognition of inconveniences associated with the implementation of ERP. In addition, some of our learners were not able to complete their annual financial aid renewal on time after having to switch lenders. Our general and administrative expenses as a percentage of revenues were 10.6%, a decrease of 1.8 percentage points for the three months ended September 30, 2008, compared to 12.4% for the three months ended September 30, 2007. This decrease was driven by a decrease in accrued bonus expense and information technology expenses as there were fewer employees dedicated to the ERP system implementation, partially offset by severance expense.

Other income, net. Other income, net decreased by $0.4 million, or 33.0%, to $0.8 million for the three months ended September 30, 2008, from $1.3 million for the three months ended September 30, 2007. The decrease was principally due to a decrease in interest income levels from lower interest rates earned in 2008.

Income tax expense. We recognized tax expense for the three months ended September 30, 2008 and 2007 of $3.0 million and $2.5 million, respectively, or at effective tax rates of 34.2% and 33.2%, respectively. The increase in our effective tax rate in the third quarter of 2008 from 2007 reflects a decrease in the impact of tax-exempt interest.

Net income. Net income was $5.8 million for the three months ended September 30, 2008, compared to net income of $5.1 million for the three months ended September 30, 2007, an increase of $0.7 million, because of the factors discussed above.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenues. Our revenues for the nine months ended September 30, 2008 were $196.5 million, representing an increase of $34.3 million, or 21.1%, as compared to $162.3 million for the nine months ended September 30, 2007. This increase was primarily driven by 18.0 percentage points from increased enrollments and 4.3 percentage points from tuition increases, partially offset by a 0.7 percentage point decrease from a larger proportion of master’s and bachelor’s learners, who generated less revenue per learner than our doctoral learners. End-of-period enrollment increased 18.7% in 2008 compared to 2007.

Instructional costs and services expenses. Our instructional costs and services expenses for the nine months ended September 30, 2008 were $89.4 million, representing an increase of $16.6 million, or 22.7%, as compared to $72.9 million for the nine months ended September 30, 2007. This increase was primarily due to higher instructional pay and learner support services resulting from increased enrollments. In addition there were greater depreciation and learner support services expenses related to our ERP implementation and greater information technology expenses as a result of a higher level of information technology maintenance projects in 2008 compared to 2007.

Our instructional costs and services expenses as a percentage of revenues increased by 0.6 percentage points to 45.5% for the nine months ended September 30, 2008, as compared to 44.9% for the nine months ended September 30, 2007. This increase was primarily due to increases in depreciation and learner support services expenses related to our ERP implementation and an increase in information technology expenses related to a higher level of information technology maintenance projects in 2008 compared to 2007. These increases were partially offset by a decrease in accrued bonus expense.

Marketing and promotional expenses. Our marketing and promotional expenses for the nine months ended September 30, 2008 were $61.8 million, representing an increase of $9.0 million, or 17.1%, as compared to $52.8 million for the nine months ended September 30, 2007. This increase was driven by greater spending in online media and recruitment staffing. Our marketing and promotional expenses as a percentage of revenues decreased by 1.1 percentage points to 31.4% for the nine months ended September 30, 2008, from 32.5% for the nine months ended September 30, 2007. This decline as a percent of revenues was planned, and reflects a combination of a greater percentage of expected annual new enrollment marketing spending in the first half of 2007 compared to 2008, marketing efficiencies across total enrollments, and a decrease in accrued bonus expense.

General and administrative expenses. Our general and administrative expenses for the nine months ended September 30, 2008 were $21.6 million, representing an increase of $2.2 million or 11.6%, as compared to $19.4 million for the nine months ended September 30, 2007. This increase was driven by an increase in bad debt expense due to higher credit limits granted to learners earlier this year in recognition of inconveniences associated with the implementation of ERP. In addition, some of our learners were not able to complete their annual financial aid renewal on time after having to switch lenders. Also, we had increased investments in infrastructure to support current and future growth and a $0.7 million severance charge taken in the third quarter. These increases were partially offset by a decrease in accrued bonus expense.

Our general and administrative expenses as a percentage of revenues were 11.0%, a decrease of 0.9 percentage points for the nine months ended September 30, 2008, compared to 11.9% for the nine months ended September 30, 2007. This decrease was primarily due to a decrease in accrued bonus expense and information technology expenses as there were fewer employees dedicated to the ERP system implementation. These decreases were partially offset by an increase in bad debt expense due to short term delays in our collection efforts in the first half of the year as a result of the implementation of our ERP system and from delays in financial aid disbursement in third quarter 2008 due to a combination of lender industry fallout and our own learning curve in using the new financial aid module of the ERP system.

Other income, net. Other income, net decreased by $0.2 million, or 6.9%, to $3.2 million for the nine months ended September 30, 2008, from $3.5 million for the nine months ended September 30, 2007. The decrease was primarily due to lower interest rates in 2008, partially offset by higher average cash and marketable securities balances.

Income tax expense. We recognized tax expense for the nine months ended September 30, 2008 and 2007 of $9.3 million and $7.1 million, respectively, or at effective tax rates of 34.6% and 34.1%, respectively. The increase in our effective tax rate in the third quarter of 2008 from 2007 reflects a decrease in the impact of tax-exempt interest.

Net income. Net income was $17.6 million for the nine months ended September 30, 2008, compared to net income of $13.7 million for the nine months ended September 30, 2007, an increase of $3.9 million, because of the factors discussed above.

Liquidity and Capital Resources

Liquidity

We financed our operating activities and capital expenditures during the nine months ended September 30, 2008 and 2007 through cash provided by operating activities. Our cash, cash equivalents and marketable securities were $113.8 million and $143.8 million at September 30, 2008 and December 31, 2007, respectively. Our cash, cash equivalents and marketable securities decreased primarily due to the $50.0 million share repurchase program authorized in March 2008 and completed in June 2008. In addition, in July 2008, our Board of Directors authorized us to repurchase up to an additional $60.0 million of shares of common stock with no expiration date. As of September 30, 2008, we had repurchased 84,000 shares for total consideration of $4.2 million under this new repurchase program.

We had a higher cash and cash equivalents balance at the beginning of 2008 due to cash received from stock option exercises and redemption of certain securities converted to cash and cash equivalents in light of market conditions, which occurred during the fourth quarter of 2007. Year-to-date, some of this cash and cash equivalents balance has been used to purchase marketable securities as well as to fund the share repurchase program.

We maintain an unsecured $10.0 million line of credit with Wells Fargo Bank. The line of credit expires on June 30, 2009. There have been no borrowings under this line of credit at September 30, 2008 or December 31, 2007. An unsecured letter of credit in the amount of $1.1 million, which expires on July 31, 2009, was issued under the $10.0 million line of credit in favor of the Department of Education in connection with its annual review of student lending activities.

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

Operating Activities

Net cash provided by operating activities was $32.1 million and $27.7 million for the nine months ended September 30, 2008 and 2007, respectively. The increase from 2007 to 2008 was primarily due to a $4.3 million increase in depreciation, amortization and bad debt expense, a $3.9 million increase in net income, and fewer excess tax benefits from the exercise of stock options. This was offset by a decrease in cash from changes in operating assets and liabilities primarily related to accounts receivable, accounts payable and accrued liabilities. There was a decrease in cash from accounts receivable due to higher credit limits granted to learners earlier this year in recognition of inconveniences associated with the implementation of ERP. In addition, some of our learners were not able to complete their annual financial aid renewal on time after having to switch lenders. Also, there was a decrease in cash from accounts payable and accrued liabilities related to the decrease in our bonus accrual and timing of vendor and faculty compensation payments.

Investing Activities

Our cash used in investing activities is primarily related to the purchase of property and equipment and investments in marketable securities. Net cash used in investing activities was $22.6 million and $32.2 million for the nine months ended September 30, 2008 and 2007, respectively. Investments in marketable securities consist primarily of purchases, sales and maturities of taxable or tax-exempt municipal securities. Net purchases of these securities were $12.7 million and $18.1 million during the nine months ended September 30, 2008 and 2007, respectively. This decrease is primarily due to the funding of our share repurchase program.

Capital expenditures were $9.9 million and $14.1 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease from 2007 was primarily due to the higher level of information technology maintenance performed on the ERP system in 2007 to complete the implementation in 2008.

We lease all of our facilities. We expect to make future payments on existing leases from cash generated from operations.

Financing Activities

Net cash used in financing activities was $49.9 million for the nine months ended September 30, 2008, and net cash provided by financing activities was $23.4 million for the nine months ended September 30, 2007. Financing activities during the nine months ended September 30, 2008 were primarily related to the repurchase of common stock in the amount of $54.2 million, partially offset by $2.7 million in proceeds from stock option exercises and $1.6 million in excess tax benefits from stock option exercises. Financing activities during the nine months ended September 30, 2007 were primarily related to proceeds of $10.9 million from the issuance of common stock in our May 2007 follow-on offering, $8.5 million in proceeds from stock option exercises and $3.9 million in excess tax benefits from stock option exercises.

Contractual Obligations

The following table sets forth, as of September 30, 2008, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases(a)	$35,520	$822	$8,616	$10,347	$15,735

Total contractual obligations	$35,520	$822	$8,616	$10,347	$15,735

(a)	Minimum lease commitments for our headquarters and miscellaneous office equipment. Effective March 17, 2008, we entered into an amendment of our current lease with Minneapolis 225 Holdings, LLC pursuant to which we will renew and expand our existing lease premises at 225 South Sixth Street in Minneapolis, Minnesota through 2015.

Regulation and Oversight

We perform periodic reviews of our compliance with the various applicable regulatory requirements. We have not been notified by any of the various regulatory agencies of any significant noncompliance matters that would adversely impact its ability to participate in Title IV programs, however, the Office of Inspector General (OIG) has conducted a compliance audit of Capella University for the three financial aid years 2002-2003 through 2004-2005. The audit commenced on April 10, 2006 and we subsequently provided the OIG with periodic information, responded to follow up inquiries and facilitated site visits and access to the Company’s records. The OIG completed its field work in January 2007 and the Company received a draft audit report on August 23, 2007. Capella University provided written comments on the draft audit report to the OIG on September 25, 2007. On March 7, 2008, the OIG’s final report was issued to the Acting Chief Operating Officer (COO) for Federal Student Aid (FSA), which is responsible for primary oversight of the Title IV funding programs. We responded to the final report on April 8, 2008. Recently, the Company provided FSA staff with certain requested information for financial aid years 2005-2006 through 2007-2008. The FSA will subsequently issue final findings and requirements for Capella University. The FSA may take certain actions, including requiring that we refund certain federal student aid funds, requiring us to modify our Title IV administration procedures, and/or requiring us to pay fines or penalties.

Based on the final audit report for the financial aid years 2002-2003 through 2004-2005, the most significant potential financial exposure pertains to repayments to the Department of Education that could be required if the FSA concludes that Capella University did not properly calculate the amount of Title IV funds required to be returned for learners that withdrew without providing an official notification of such withdrawal and without engaging in the course room prior to such withdrawal. If the FSA determines that Capella University improperly withheld any portion of these funds, Capella University would be required to return the improperly withheld funds. We and the OIG have differing interpretations of the relevant regulations regarding what constitutes engagement in the unofficial withdrawal context. As we interpret the engagement requirement, the Company currently estimates that for the three year audit period, and for the subsequent aid years through 2007-2008, the total amount of Title IV funds not returned — for learners who withdrew without providing official notification and without engaging as required in the relevant regulations — was approximately $1.0 million including interest, but not including fines and penalties. If this difference of interpretation is ultimately resolved in a manner adverse to us, then the total amount of Title IV funds not returned for learners who withdrew without providing official notification would be greater than the amount we have currently estimated.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We have no derivative financial instruments or derivative commodity instruments. We believe the risk related to marketable securities is limited due to the adherence to our investment policy that requires marketable securities to have a minimum Standard & Poor’s rating of A minus (or equivalent). All of our marketable securities as of September 30, 2008 and December 31, 2007 hold the minimum rating or higher as required by our investment policy.

Interest Rate Risk

We manage interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At September 30, 2008, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are effective, as of September 30, 2008, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Other than with respect to the risk factor below, there have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007, as updated in our Quarterly Reports of Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

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

The audit commenced on April 10, 2006 and we subsequently provided the OIG with periodic information, responded to follow up inquiries and facilitated site visits and access to our records. The OIG completed its field work in January 2007 and we received a draft audit report on August 23, 2007. Capella University provided written comments on the draft audit report to the OIG on September 25, 2007. On March 7, 2008, the OIG’s final report was issued to the Acting Chief Operating Officer (COO) for Federal Student Aid (FSA), which is responsible for primary oversight of the Title IV funding programs. The Company responded to the final report on April 8, 2008. Recently, the Company provided FSA staff with certain requested information for financial aid years 2005-2006 through 2007-2008. The FSA will subsequently issue final findings and requirements for Capella University. The FSA may take certain actions, including that we refund certain federal student aid funds, modify our Title IV administration procedures and pay fines or penalties.

The audit primarily focused on whether we properly calculated the amount of Title IV funds required to be returned for learners who withdrew from Capella University without providing an official notification of withdrawal and without engaging in the course room prior to such withdrawal. In its final report, the OIG identified several such learners for whom it believes proper returns of Title IV funds were not made. Based on the final audit report, the most significant potential financial exposure from the audit relates to repayments to the Department of Education that could be required if the FSA concludes that the Company did not properly calculate the amount of Title IV funds required to be returned for learners that withdrew from Capella University without providing an official notification of such withdrawal and without engaging in the course room prior to such withdrawal. If the FSA determines that Capella University improperly withheld any portion of these funds, Capella University would be required to return the improperly withheld funds. We and the OIG have differing interpretations of the relevant regulations regarding what constitutes engagement in the unofficial withdrawal context. As we interpret the engagement requirement, we currently estimate that for the three year audit period, and for the subsequent aid years through 2007-2008, the total amount of Title IV funds not returned — for learners who withdrew without providing official notification and without engaging as required by the relevant regulations — was approximately $1.0 million including interest, but not including fines and penalties.

As part of our internal process of continuously evaluating and attempting to improve our policies and procedures, prior to the initiation of the OIG audit we had already begun modifying our policies and procedures for determining whether a learner is engaged in course room activity. We developed these policies and procedures during spring 2006 and fully implemented them for the 2006-2007 financial aid year. Based on our review and interpretation of the applicable regulations, we believe that these revised policies and procedures appropriately measure whether or not a learner has engaged prior to withdrawal without providing official notification. However, the OIG is currently interpreting the relevant regulations to require a different measure of engagement in academic activity in such circumstances. If this difference of interpretation is ultimately resolved in a manner adverse to us, then the total amount of Title IV funds not returned for learners who withdrew without providing official notification would be greater than the amount we have currently estimated.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended September 30, 2008, the Company used $4.2 million to repurchase shares of common stock under its repurchase program (1). The Company’s remaining authorization for common stock repurchases was $55.8 million at September 30, 2008.

A summary of the Company’s share repurchases during the quarter is set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
7/1/2008 to 7/31/2008	—	$—	—	$60,000,000
8/1/2008 to 8/31/2008	41,684	$53.12	41,684	$57,785,602
9/1/2008 to 9/30/2008	42,028	$47.19	42,028	$55,802,473

Total	83,712	$50.14	83,712	$55,802,473

(1)	The Company’s repurchase program was announced on July 30, 2008 for repurchases up to an aggregate amount of $60.0 million in value of common stock with no expiration date. As of September 30, 2008, we had purchased 83,712 shares under this program at an average price of $50.14 totaling $4.2 million.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Number	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 11, 2006.

3.2	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2006.

4.1	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 19, 2006.

Number	Description	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPELLA EDUCATION COMPANY

/s/ STEPHEN G. SHANK	November 6, 2008
Stephen G. Shank
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ LOIS M. MARTIN	November 6, 2008
Lois M. Martin
Senior Vice President and Chief
Financial Officer (Principal Financial Officer)

/s/ AMY L. RONNEBERG	November 6, 2008
Amy L. Ronneberg
Vice President and Controller
(Principal Accounting Officer)