Form 10-K
period 2008-12-31
CAPELLA EDUCATION CO
filed 2009-02-25
CIK 1104349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $863.7 million.

The total number of shares of common stock outstanding as of January 31, 2009, was 16,670,457.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2008 fiscal year) are incorporated by reference into Part III of this Report.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Item 1A—Risk Factors,” below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by the Company in fiscal 2009.

Item 1.	Business

Overview

We are an exclusively online postsecondary education services company. Through our wholly-owned subsidiary, Capella University, we offer a variety of doctoral, master’s and bachelor’s programs in the following markets: health and human services, business management and technology, and education. We focus on master’s and doctoral degrees, with over 80% of our learners enrolled in a master’s or doctoral degree program. Our academic offerings combine competency-based curricula with the convenience and flexibility of an online learning format. We design our offerings to help working adult learners develop specific competencies that they can employ in their workplace. We actively support and engage with our learners throughout their programs to enhance their prospects for successful program completion. We believe that the relevance and convenience of our programs provide a quality educational experience for our learners. At December 31, 2008, we offered over 1,020 online courses and 22 academic programs with 111 specializations to more than 26,800 learners.

In 2008, our end-of-year enrollment and revenues grew by approximately 20.5% and 20.4%, respectively, as compared to 2007. To date, our growth has resulted from a combination of: increased demand for our programs; expansion of our program and degree offerings; our ability to obtain specialized accreditations, professional licensures and endorsements for certain programs we offer; establishment of relationships with large corporate employers, healthcare institutions, the U.S. Armed Forces and various community colleges; and a growing acceptance of online education. We seek to achieve growth in a manner that assures continued improvement in educational quality and learner success while maintaining compliance with regulatory standards. Additionally, we seek to enhance our operational and financial performance by tracking and analyzing quantifiable metrics that provide insight as to the effectiveness of our business and educational processes.

Our History

We were founded in 1991 as a Minnesota corporation. In 1993, we established our wholly-owned university subsidiary, then named The Graduate School of America, to offer doctoral and master’s degrees through distance learning programs in management, education, human services and interdisciplinary studies. In 1995, we launched our online format for delivery of our doctoral and master’s degree programs over the Internet. Through our early entry into online education, we believe we have gained extensive experience in the delivery of effective online programs. In 1997, our university subsidiary received accreditation from the North Central Association of Colleges and Schools (later renamed The Higher Learning Commission of the North Central Association of Colleges and Schools). In 1998, we began the expansion of our original portfolio of academic programs by introducing doctoral and master’s degrees in psychology and a master of business administration degree. In 1999, to expand the reach of our brand in anticipation of moving into the bachelor’s degree market, we changed our name to Capella Education Company and the name of our university to Capella University. In 2000, we introduced our bachelor’s degree completion program in information technology, which provided instruction for the last two years of a four-year bachelor’s degree. In 2004, we expanded our addressable market through the introduction of our four-year bachelor’s degree programs in business administration and information technology as well as the introduction of three master’s-level specializations in education targeted at K-12 teachers. In November 2006, we completed an initial public offering of our common stock. In May 2007, we completed a follow-on offering of our common stock. Additionally, during 2007, we introduced six new programs and 31 new specializations, including our first ever specializations in Public Safety and nine new PhD specializations. In 2008, we introduced three new programs and 10 new specializations. We implemented an enterprise resource planning (ERP) system from 2006 through 2008 in which the final module was implemented in July 2008. During the first half of 2008, we commenced and completed a $50.0 million stock repurchase program, and during the third quarter of 2008 we commenced an additional stock repurchase program for up to $60.0 million of our common stock. As of December 31, 2008, we had repurchased 0.2 million shares under this program for total consideration of $8.3 million.

Industry

The U.S. market for postsecondary education is a large, growing market. According to a 2006 publication by the National Center for Education Statistics (NCES), the number of postsecondary learners enrolled as of the Fall of 2005 was 17.5 million and is expected to grow to 20.4 million in 2016. We believe the forecasted growth in postsecondary enrollment is a result of a number of factors, including the significant and measurable personal income premium that is attributable to postsecondary education, and an increase in demand by employers for professional and skilled workers.

According to the U.S. Census Bureau’s Current Population Survey 2007 report, 63% of adults (persons 25 years of age or older) did not possess a postsecondary degree in 2007. Of the 17.5 million postsecondary learners enrolled as of the Fall of 2005, the NCES estimated that 6.9 million were adults, representing 39% of total enrollment. We expect that adults will continue to represent a large, growing segment of the postsecondary education market as they seek additional education to secure better jobs, or to remain competitive or advance in their current careers.

According to Eduventures, an education consulting and research firm, the revenue growth rate in fully-online education exceeded the revenue growth rate in the for-profit segment of the postsecondary market from 2001 to 2006. We believe that the higher growth in demand for fully-online education is largely attributable to the flexibility and convenience of this instructional format, as well as the growing recognition of its educational efficacy. Additionally, in 2008, Eduventures projected that the number of learners enrolled in fully-online programs at Title IV-eligible, degree-granting institutions would grow by approximately 13% in 2008 to reach approximately 1.9 million as of December 31, 2008, and would grow to approximately 2.2 million by December 31, 2009.

Competition

The postsecondary education market is highly fragmented and competitive, with no private or public institution enjoying a significant market share. We compete primarily with public and private degree-granting regionally accredited colleges and universities. Our competitors include both traditional colleges and universities, as well as a number of for-profit institutions offering online programs, such as Strayer University, the University of Phoenix and Walden University. Many of these colleges and universities enroll working adults in addition to traditional 18 to 24 year-old learners. In addition, many of those colleges and universities offer a variety of distance education initiatives.

We believe that the competitive factors in the postsecondary education market include the following:

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

Academic Programs and Specializations Designed for Working Adults. At December 31, 2008, we offered 22 academic programs with 111 specializations, each designed to appeal to and meet the educational objectives of working adults. The diversity of our program portfolio allows us to target relevant portions of the adult learner population and provide offerings in several of the highest demand areas of study, such as health and human services, business, information technology and education. Our specializations are designed to attract learners by providing depth within a program that is typically unavailable in an unspecialized program and by addressing specific competencies that learners can apply in their current workplace.

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

Experienced Management Team with Significant Business, Academic and Marketing Expertise. Our management team possesses extensive experience in business, academic and marketing management as well as public company experience, in many cases with organizations of much larger scale and operational diversity than our organization. Our management team is led by Stephen G. Shank, our Chairman and Chief Executive Officer, who founded our company in 1991, and who has over 14 years of experience serving as the Chief Executive Officer of a public company. In addition, we recently announced the appointment of J. Kevin Gilligan as our next CEO effective March 2009, who possesses over 20 years of executive experience and service on public company boards. Mr. Shank will continue as our Chairman following commencement of Mr. Gilligan’s employment. Lois M. Martin, our Chief Financial Officer, serves on two public company boards of directors and has held senior financial management positions in public companies for over ten years. Dr. Christopher Cassirer, President of Capella University, has over 10 years of experience in academic leadership, including four years with Capella University. We integrate our management through cross-functional teams to ensure that business objectives are met while continuing to deliver academic quality.

Our Operating Strategy

We intend to pursue the following operating strategies:

Focus on Select Markets. We believe that significant growth potential exists within each of the three markets that comprise our existing portfolio of academic programs and degree offerings. Within our specified markets, we will continue to develop our existing bachelor’s, master’s and doctoral program offerings while selectively adding new programs and specializations for targeted professions within these markets that we believe offer significant growth potential. In particular, we intend to emphasize growth in targeted professions by offering specializations in our master’s and doctoral programs for which we believe there is significant demand. Examples include our recently launched master’s and doctoral specializations targeting P-12 education, community college faculty, public safety officials and healthcare management professionals within our education and health and human services market verticals.

Building Capella Differentiation and Competitive Advantage. We will continue to focus on enhancing our differentiation as a high quality, exclusively online university for working adults in targeted professions within our specified markets through a variety of initiatives. These initiatives include the pursuit of specialized accreditations, professional licensure approvals and brand alliances, along with embedding specific learning outcomes within our curriculum and communicating our differentiation through advertising and direct marketing. We seek to appeal to prospective learners who aspire to obtain a quality postsecondary education, but for whom a traditional, classroom-based educational experience is not optimal. To optimize our investments, we regularly perform market tests, analyze the results and refine our approach based on the findings. We believe increased differentiation and awareness will contribute to continued enrollment growth in our existing and future program offerings and competitive advantage.

Increasing Enrollment Effectiveness. We believe that it is important to focus on total enrollment effectiveness across the learner lifecycle, from new enrollment through graduation. We have invested substantial resources in performing detailed market research that enables us to more effectively segment our target market and identify potential learners best suited for our educational experience. As a result, we will continue to target our marketing and recruiting expenditures towards segments of the market that we believe are more likely to result in us enrolling learners who will complete their programs. Simultaneously, we intend to increase our enrollment effectiveness through improved enrollment tools and processes, which we believe will allow us to better manage the pipeline of potential applicants and help direct the communication and contact plans with our prospective and current learners. Finally, to further enhance persistence of our current learners, we seek to deliver an inspiring educational experience that motivates our learners throughout the learner lifecycle with regular, proactive communication and support.

Delivering Both Superior Learning Outcomes and a Superior Learner Experience. We are committed to helping our learners reach their educational and professional goals. This commitment guides the development of our curricula, the recruitment and training of our faculty and staff, and the design of our support services. We use the results of internal assessments to develop an understanding of the specific needs and readiness of each individual learner at the start of a program. Through the use of competency-based curricula and transparent measurement of course and program outcomes, we seek to provide our learners with tangible outcomes, including a portfolio of professional competencies and support for career advancement or change as well as the degree itself. In addition, we look for opportunities to improve our learners’ educational experience and increase the likelihood of learners successfully completing degree programs. We believe our focus on both superior learning outcomes and a superior learner experience complements our differentiation strategy and will continue to enhance learner satisfaction, leading to higher levels of engagement, persistence and referrals.

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

Capella University

Capella University is a postsecondary educational institution accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools, one of six regional institutional accrediting associations in the United States, and is registered with the Minnesota Office of Higher Education.

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

•

Faculty. We select our faculty based on their academic credentials and teaching and practitioner experience. Our faculty members tend to be scholars as well as practitioners, and they bring relevant, practical experience from their professional careers into the courses they teach. Approximately 82% of our faculty members hold a doctoral degree in their respective fields. We invest in the professional development of our faculty members through training in online teaching techniques as well as events and discussions designed to foster sharing of best practices and a commitment to academic quality.

•

Online Course Design. We employ a comprehensive design framework to ensure that our online courses offer a consistent learning experience, high quality interaction, and the tools required for assessing learning outcomes. We regularly assess course outcomes data as well as learner assessments to identify opportunities for course upgrades.

•

Learner Support. We establish teams comprised of both academic and administrative personnel in areas including advising, academic support, administrative, library and career counseling services to serve as important points of contact to learners throughout the duration of their studies. Most of our support services are accessible online, allowing users to access these services at a time and in a manner that is convenient to them. We believe that a committed support network is as important to maintaining learner motivation and commitment as the knowledge and engagement of our faculty.

In addition to these traditional components of academic quality, our approach to teaching and the online format of our programs offers several features that enrich the learning experience:

Low student to faculty ratio. Our courses average approximately 20 learners, providing each learner the opportunity to interact directly with our faculty and to receive individualized feedback and attention. We believe this adds to the academic quality of our programs by ensuring that each learner is encouraged to participate actively, thus enabling the instructor to better evaluate the learner’s understanding of course material.

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

Time efficiency. While many campus-based learners are required to spend time commuting, parking, or otherwise navigating a large campus, our online learning format enables our learners to focus their time on course assignments and discussions.

Residential colloquia experience. Our residential colloquia allow doctoral and certain master’s learners to engage in face-to-face interaction with other learners and faculty, which provides for a rich learning experience with relevant content. In addition we offer residential colloquia for our psychology and counseling learners as a key part of their required learning experience.

Curricula

Our program offerings cover three markets: health and human services, business management and technology, and education. At December 31, 2008, we offered 22 academic programs with 111 specializations within these markets as follows:

Business, Organization and Management	Human Services

Doctor of Philosophy in Organization and Management

•        General Organization and Management

•        Human Resource Management

•        Information Technology Management

•        Leadership

•        Management Education

•        Project Management

Master of Science in Human Resource Management

•        General Human Resource Management

•        Industrial and Labor Relations

•        Legal Studies

•        Human Capital Management

Master of Science in Organizational Development

•        General Organizational Development

Master of Science in Organization and Management

•        General Business

•        Leadership

Master of Business Administration

•        General Business

•        Information Technology Management

•        Finance

•        Health Care Management

•        Human Resource Management

•        Accounting

•        Marketing

•        Project Management

Bachelor of Science in Business

•        Accounting

•        Business Administration

•        Finance

•        Human Resource Management

•        Management and Leadership

•        Marketing

•        Project Management

•        Retail Management

Doctor of Philosophy in Counselor Education and Supervision

•        General Counselor Education and Supervision

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

•        Management of Non-Profit Agencies

•        Health Care Administration

•        Marital, Couple, and Family Counseling/Therapy

•        Mental Health Counseling

•        Social and Community Services

•        School Counseling

Master of Science in Public Health

•        Social and Behavioral Sciences

•        Health Management and Policy

Master of Science in Public Safety

•        Criminal Justice

•        Emergency Management

•        Public Safety Leadership

Bachelor of Science in Public Safety

•        Criminal Justice

•        Emergency Management

•        Homeland Security

•        Security Management

Education

Doctor of Philosophy in Education

•        Nursing Education

•        Leadership in Educational Administration

•        Leadership for Higher Education

•        Curriculum and Instruction

•        Postsecondary and Adult Education

•        Instructional Design for Online Learning

•        Training and Performance Improvement

•        Professional Studies in Education

•        K-12 Studies in Education

•        Special Education Leadership

Education Specialist

•        Leadership in Educational Administration

•        Curriculum and Instruction

Psychology

Doctor of Psychology

•        Clinical Psychology

Doctor of Philosophy in Psychology

•        Industrial/Organizational Psychology

•        General Psychology

•        Educational Psychology

Master of Science in Psychology

•        Child and Adolescent Development

•        Clinical Psychology

•        Counseling Psychology

•        School Psychology

•        General Psychology

•        Industrial/Organizational Psychology

Education (continued)

Master of Science in Education

•        Leadership in Educational Administration

•        Curriculum and Instruction

•        Postsecondary and Adult Education

•        Early Childhood Education

•        K-12 Studies in Education

•        Reading and Literacy

Psychology
Master of Science in Psychology (continued)

•        Educational Psychology

•        Evaluation, Research, and Measurement

•        Leadership Coaching Psychology

•        Organizational Leader Development

•        Sport Psychology

• Enrollment Management • Professional Studies in Education • Leadership for Higher Education • Instructional Design for Online Learning • Training and Performance Improvement	Information Technology Doctor of Philosophy in Information Technology • General Information Technology • Information Technology Education • Information Security • Project Management

Master of Science in Information Technology

•        Enterprise Software Architecture

•        General Information Technology

•        Health Information Management

•        Information Security

•        Network Architecture and Design

•        Project Management and Leadership

•        Business Analysis

Bachelor of Science in Information Technology

•        General Information Technology

•        Network Technology

•        Information Assurance and Security

•        Project Management

•        Software Architecture

•        Health Informatics

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

The only exception to our exclusively online format is for doctoral learners, and for certain master’s degree candidates pursuing professional licenses. These learners participate in periodic residential colloquia, supervised practica and internships as a complement to their courses. The colloquia typically last two days to two weeks and are required, on average, once per year for learners in applicable programs, while the supervised practica and internships vary in length based on the program in which the learner is enrolled.

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

Faculty

We seek to hire faculty who have teaching or practitioner experience in their particular discipline and who possess significant academic credentials. Approximately 82% of our faculty members have a doctoral degree. We provide significant training to new faculty members, including a five-week online development program focused on effective online teaching methods and our online platform, prior to offering them a teaching assignment. In addition, we provide professional development and training for all faculty members on an ongoing basis. To evaluate the performance of our faculty members, we periodically monitor courseroom activity and assess learner performance against course outcomes.

Our faculty consists of full-time academic administrators, faculty chairs and core faculty as well as adjunct faculty. Our full-time academic administrators’ primary responsibilities are to monitor the quality and relevance of our curricula, to recruit and manage teaching faculty and to ensure that we maintain standards of accreditation. Our full-time faculty chairs supervise the faculty in their respective specializations. Our full-time core faculty teach courses in their assigned specializations and serve as mentors to, and on comprehensive and dissertation committees for, our doctoral learners. Our adjunct faculty typically teach one to three courses per quarter in their specializations. Of our 1,140 faculty members as of December 31, 2008, 178 were full-time employees and the remainder were adjunct faculty.

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

Administrative Services. We provide learners with the ability to access a variety of administrative services both telephonically and via the Internet. For example, learners can register for classes, apply for financial aid, pay their tuition and access their billing statements and transcripts online. We believe this online accessibility provides the convenience and self-service capabilities that our learners value. Our financial aid counselors provide personalized online and telephonic support to our learners.

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

Admissions

Capella University’s admission process is designed to offer access to prospective learners who seek the benefits of a postsecondary education while providing realistic feedback to prospects regarding their ability to successfully complete their chosen program. As part of the first course in their program of study, admitted learners are required to complete an orientation to online education and a skills assessment, the results of which enable us to develop an understanding of the specific needs and readiness of each individual learner. Learners must successfully complete the first course in their program of study to continue their education.

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

Marketing

We engage in a range of marketing activities to build the Capella brand, differentiate us from other educational providers, raise levels of awareness with prospective learners, generate inquiries about enrollment, remind and motivate existing learners to re-register each quarter, and stimulate referrals from existing learners and graduates. These marketing activities include Internet, print and direct mail advertising campaigns, participation in seminars and trade shows, and development of marketing channels through our corporate and healthcare, U.S. Armed Forces, and educational relationships. Online advertising (targeted, direct and through aggregators) currently generates our largest volume of prospective learners.

Our corporate and healthcare, U.S. Armed Forces and educational relationships are developed and managed by our channel sales teams. Our channel sales teams work with representatives in the various organizations to help them understand the quality, impact and value that our academic programs can provide, both for the individuals in their organization and for the organization itself. For the year ended December 31, 2008, approximately 28% of our learners received a discount in connection with one of our marketing relationships or programs described below.

•

Corporate and Healthcare Relationships. We developed our corporate and healthcare alliance program to offer education opportunities to employees of large companies. Pursuant to these arrangements, program participants make information about Capella University available to their employees. In return, we provide a tuition discount to participants’ employees and, in some cases, their immediate family members. Through our corporate and healthcare alliance programs, we presently have learners from over 150 corporations and healthcare providers.

•

U.S. Armed Forces Relationships and Discount Program. We offer a discount on tuition to all members of the U.S. Armed Forces, including active duty members, veterans, National Guard members, reservists, civilian employees of the Department of Defense and immediate family members of active duty personnel. We also have arrangements with various educational institutions of the U.S. Armed Forces pursuant to which we have agreed to accept credits from certain military educational programs earned by learners who meet our transfer requirements, which they can apply toward a Capella University degree. As part of these arrangements, several of these educational institutions make information about Capella University available to their members. In addition, we have arrangements with the Army National Guard, the U.S. Coast Guard Institute and several military bases pursuant to which these organizations make information about Capella University available to interested service members. For the year ended December 31, 2008, approximately 14% of our learners received a U.S. Armed Forces tuition discount.

•

Educational Relationships. We developed our educational alliance program to allow graduates of community colleges to matriculate into our programs and to recruit community college faculty to attend our graduate programs. Pursuant to the arrangements between us and over 200 community colleges, we provide a tuition discount and an application fee waiver for community college learners, alumni, faculty, administrators and staff in exchange for marketing opportunities within each community college.

Enrollment

As of the last day of classes in the quarter ended December 31, 2008, our enrollment was 26,883 learners. Of the learners that responded to our demographic survey, as of December 31, 2008, approximately 70% were female and approximately 45% were people of color. Our learner population is geographically distributed throughout the United States.

The following is a summary of our learners as of the last day of classes in the quarter ended December 31, 2008:

	Enrollment
	Number of Learners	% of Total
Doctoral	9,723	36.2%
Master’s	12,388	46.1%
Bachelor’s	4,635	17.2%
Other	137	0.5%

	26,883	100.0%

Tuition and Fees

Our tuition rates vary by type and length of program and by degree level, such as doctoral, master’s or bachelor’s. For all master’s and bachelor’s programs and for selected doctoral programs, tuition is determined by the number of courses taken by each learner. For the 2007-2008 academic year (the academic year that began in July 2007), prices per course generally ranged from $1,540 to $2,060. The price of the course will vary based upon the number of credit hours, the degree level of the program and the discipline. For the 2007-2008 academic year, the majority of doctoral programs were priced at a fixed quarterly amount of $4,176 per learner, regardless of the number of courses in which the learner was registered. The fixed quarterly tuition for doctoral learners in their comprehensive exam or dissertation was $3,505. The reduced tuition rate for doctoral learners who have paid for 16 quarters, completed all coursework except for their comprehensive exam or dissertation and met all colloquia requirements was $875 per quarter.

Capella University implemented tuition increases generally ranging from 2% to 5% for the 2008-2009 academic year (the academic year that began in July 2008). The price increase resulted in prices per course generally ranging from $1,620 to $2,120 for master’s, bachelor’s and certificate programs. The majority of doctoral programs were priced at a fixed quarterly amount of $4,335 per learner, regardless of the number of courses in which the learner was registered. The fixed quarterly tuition for doctoral learners in their comprehensive exam or dissertation increased to $3,690. The reduced tuition rate for doctoral learners who have paid for 16 quarters, completed all coursework except for their comprehensive exam or dissertation and met all colloquia requirements increased to $960 per quarter. Tuition increases have not historically been, and may not in the future be, consistent across our programs and specializations due to market conditions or changes in operating costs that have an impact on price adjustments of individual programs or specializations.

“Other” in the table above refers primarily to certificate-seeking learners. Certificate programs generally consist of four courses, and the price of a course depends on the number of credit hours, the degree level of the program and the discipline. For the 2007-2008 academic year, prices per course in certificate programs generally ranged from $1,580 to $2,060. For the 2008-2009 academic year, prices per course in certificate programs did not change.

A large portion of our learners rely on funds received under various government-sponsored student financial aid programs, predominantly Title IV programs, to pay a substantial portion of their tuition and other education-related expenses. In the years ended December 31, 2008, 2007, and 2006, approximately 75%, 74% and 71%, respectively, of our revenues (calculated on a cash basis) were attributable to funds derived from Title IV programs. In addition to Title IV funding, our learners receive financial aid from other governmental sources, tuition reimbursement from their employers or the Department of Defense or finance their education with their own funds or through private financing institutions. For the year ended December 31, 2008, less than one percent of our learners utilized private loans, and less than one percent of our revenue was derived from learners utilizing private loans.

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

Internal administration. We use Oracle’s PeopleSoft enterprise software package to perform internal administrative and operational functions. Our student information system manages learner academic data and accounts receivable information, and our document management system stores and sorts learner applications, academic records and marketing data. We also employ customer relationship management software to organize and process prospective learner information.

Infrastructure. Our servers are located in a third party hosting facility and at our corporate headquarters. All of our servers are linked and we have redundant data backup. We currently use a combination of Microsoft-based software on HP server equipment and Sun Microsystems servers.

Employees and Adjunct Faculty

As of December 31, 2008, we had a total of 1,140 faculty members, consisting of 178 full-time faculty and faculty administrators and 962 adjunct faculty. Our adjunct faculty are engaged through independent contractor agreements.

We engage our adjunct faculty on a course-by-course basis. Adjunct faculty are compensated a fixed amount for a base number of learners and a variable rate per learner thereafter, which varies depending on discipline. In addition to teaching assignments, adjunct faculty may be asked to serve on learner committees, such as comprehensive examination and dissertation committees, or assist with course development. We have the right to cancel any teaching assignment due to low enrollment or to cancel sections to create proper class sizes. If a teaching assignment is canceled, we do not compensate the adjunct faculty member for the assignment. Our independent contractor agreements with adjunct faculty typically have a one-quarter term, but we are not required to engage them to teach any certain number of courses and have the right to terminate their services upon written notice at any time.

As of December 31, 2008, we also employed 1,243 non-faculty staff in university services, academic advising and academic support, enrollment services, university administration, financial aid, information technology, human resources, corporate accounting, finance and other administrative functions. None of our employees is a party to any collective bargaining or similar agreement with us. We consider our relationships with our employees to be satisfactory.

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

We have trademark or service mark registrations and pending applications in the U.S. and select foreign jurisdictions for the words “CAPELLA,” “CAPELLA EDUCATION COMPANY,” and “CAPELLA UNIVERSITY” and distinctive logos, along with various other trademarks and service marks related to our specific offerings. We also own domain name rights to “www.capellaeducationcompany.com”, “www.capellaeducation.com”, “ www.capella.edu “ and “ www.capellauniversity.edu “, as well as other words and phrases important to our business.

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

REGULATORY ENVIRONMENT

Learners attending Capella University finance their education through a combination of individual resources, corporate reimbursement programs and federal financial aid programs. Capella University participates in the federal student financial aid programs authorized under Title IV. For the year ended December 31, 2008, approximately 75% of our revenues (calculated on a cash basis) were derived from Title IV programs. In connection with a learner’s receipt of federal financial aid, we are subject to extensive regulation by the Department of Education, state education agencies and our accrediting agency, The Higher Learning Commission of the North Central Association of Colleges and Schools. In particular, the Title IV programs, and the regulations issued thereunder by the Department of Education, subject us to significant regulatory scrutiny in the form of numerous standards that we must satisfy to participate in the federal student financial aid programs. To participate in Title IV programs, a school must be:

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

Accreditation

Capella University has been institutionally accredited since 1997 by The Higher Learning Commission of the North Central Association of Colleges and Schools, a regional accrediting agency recognized by the Secretary of the Department of Education. In February 2008, Capella received a letter of reaffirmation from The Higher Learning Commission, effective through 2015. Accreditation is a non-governmental system for recognizing educational institutions and their programs for learner performance, governance, integrity, educational quality, faculty, physical resources, administrative capability and resources, and financial stability. In the United States, this recognition comes primarily through private voluntary associations that accredit institutions and programs of higher education. To be recognized by the Secretary of the Department of Education, accrediting agencies must adopt specific standards for their review of educational institutions. These associations, or accrediting agencies, establish criteria for accreditation, conduct peer-review evaluations of institutions and professional programs for accreditation and publicly designate those institutions that meet their criteria. Accredited schools are subject to periodic review by accrediting agencies to determine whether such schools maintain the performance, integrity and quality required for accreditation.

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

Accreditation by The Higher Learning Commission is important to us. Colleges and universities depend, in part, on accreditation in evaluating transfers of credit and applications to graduate schools. Employers rely on the accredited status of institutions when evaluating a candidate’s credentials, and learners and corporate and government sponsors under tuition reimbursement programs look to accreditation for assurance that an institution maintains quality educational standards. Moreover, institutional accreditation by an accrediting agency recognized by the Secretary of the Department of Education is necessary for eligibility to participate in Title IV programs.

State Regulatory Accountability

We are registered with the Minnesota Office of Higher Education, the regulatory agency governing the State of Minnesota, where Capella University is located. We are required by the Higher Education Act to maintain registration with the Minnesota Office of Higher Education to participate in Title IV programs.

The increasing popularity and use of the Internet and other online services for the delivery of education has led and may lead to the adoption of new laws and regulatory practices in the United States or foreign countries and new interpretations of existing laws and regulations. These new laws, regulations and interpretations may relate to issues such as the requirement that online education institutions be licensed to operate in one or more jurisdictions where they have no physical location or other presence. For instance, in some states, we are required to seek licensure or authorization because our recruiters meet with prospective learners in the state. In other cases, the state higher educational agency has required licensure or authorization because we enroll learners who reside in the state. New laws, regulations or interpretations related to doing business over the Internet could increase our cost of doing business and affect our ability to recruit learners in particular states, which could, in turn, negatively affect enrollments and revenues and have a material adverse effect on our business.

In addition to Minnesota, Capella University is licensed or authorized to operate or to offer degree programs in the following states: Alabama, Arizona, Arkansas, Florida, Georgia, Illinois, Kentucky, Nevada, North Carolina, Ohio, Pennsylvania, South Carolina, Virginia, Washington, West Virginia, Wisconsin, and Wyoming. We are licensed or authorized to operate in these states because we have determined that our activities in each state constitute a presence requiring licensure or authorization by the state higher educational agency. In some cases, the licensure or authorization is only for specific programs or specific activities. In the majority of these states, Capella University has either determined that separate licensure or authorization for its certificate programs is not necessary, or has obtained such licensure or authorization. Capella’s certificate programs must be, and have been, approved in Arizona, Florida, Ohio and Washington. Because we enroll learners from each of the 50 states, as well as the District of Columbia, and because we may undertake activities in other states that constitute a presence or otherwise subject us to the jurisdiction of the respective state educational agency, we may, from time to time, need to seek licensure or authorization to operate in additional states.

We are subject to extensive regulations by the states in which we are authorized or licensed to operate. State laws typically establish standards for instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award degrees. Some states may also prescribe financial regulations that are different from those of the Department of Education. We are required to post surety bonds in several states. If we fail to comply with state licensing requirements, we may lose our state licensure or authorizations. Although we believe that the only state authorization or licensure necessary for us to participate in Title IV programs is our registration with the Minnesota Office of Higher Education, loss of authorization or licensure in other states could restrict our ability to recruit or enroll learners in those and other states. Failure to comply with the requirements of the Minnesota Office of Higher Education could result in Capella University losing its registration with the Minnesota Office of Higher Education, its eligibility to participate in Title IV programs, or its ability to offer certain programs, any of which may force us to cease operations.

State Professional Licensure

Many states have specific requirements that an individual must satisfy to be licensed as a professional in a specified field. Learners often seek to obtain professional licensure in their chosen fields following graduation. Their success in obtaining licensure typically depends on several factors, including the individual merits of the graduate, as well as the following, among other factors:

•	whether the institution and the program were approved by the state in which the graduate seeks licensure, or by a professional association;

•	whether the program from which the learner graduated meets all state requirements for professional licensure; and

•	whether the institution is accredited.

Due to varying requirements for professional licensure in each state, Capella University’s catalog informs learners of the risks associated with obtaining professional licensure and more specifically states that (1) Capella University makes no representation nor guarantees that completion of any educational program ensures that the learner will be able to obtain individual professional licensure or certification, and (2) that learners are solely responsible for determining and complying with state, local, or professional licensure and certification requirements.

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

Nature of Federal, State and Private Financial Support for Postsecondary Education

The federal government provides a substantial part of its support for postsecondary education through Title IV programs, in the form of grants and loans to learners who can use those funds at any institution that has been certified as eligible by the Department of Education. Aid under Title IV programs is primarily awarded on the basis of financial need, generally defined as the difference between the cost of attending the institution and the amount a learner can reasonably contribute to that cost. All recipients of Title IV program funds must maintain satisfactory academic progress and must also progress in a timely manner toward completion of their program of study. In addition, each school must ensure that Title IV program funds are properly accounted for and disbursed in the correct amounts to eligible learners.

Capella University learners receive loans and grants to fund their education under the following Title IV programs: (1) the Federal Family Education Loan (FFEL) program and (2) the Federal Pell Grant, or Pell, program. In 2008, approximately 75% of our revenues (calculated on a cash basis) were derived from tuition financed under Title IV programs.

1) FFEL. Under the FFEL program, banks and other lending institutions make loans to learners. If a learner defaults on a loan, payment is guaranteed by a federally recognized guaranty agency, which is then reimbursed by the Department of Education. Learners with financial need qualify for interest subsidies while in school and during grace periods. In 2008, we derived approximately 74.5% of our revenues (calculated on a cash basis) from the FFEL program.

2) Pell. Under the Pell program, the Department of Education makes grants to learners who demonstrate financial need. In 2008, we derived approximately 0.5% of our revenues (calculated on a cash basis) from the Pell program.

In addition to the programs stated above, eligible learners at Capella University may participate in several other financial aid programs or receive support from other governmental and private sources. Certain learners are eligible to receive funds from educational assistance programs administered by the U.S. Department of Veterans Affairs through the Minnesota Department of Veterans Affairs. Some Capella University learners finance all or a portion of their own education or receive full or partial tuition reimbursement from their employers. Finally, eligible learners can also access private loans through a number of different lenders for funding at current market interest rates. For the year ended December 31, 2008, less than one percent of our learners utilized private loans, and less than one percent of our revenue was derived from learners utilizing private loans.

Capella University obtained Department of Education approval in 2006 to be a School as Lender (School Lender). As a School Lender, Capella University can issue FFEL loans directly to learners in the same manner as banks and other financial institutions that originate FFEL loans and Capella University is subject to certain additional regulatory requirements that pertain solely to School Lenders and FFEL program lenders. Shortly after receiving approval, Capella University issued two loans in its capacity as a School Lender; these loans were subsequently repaid. Capella University does not have any immediate plans to issue additional loans as a School Lender. Accordingly, for the foreseeable future, learners who receive FFEL loans will obtain such loans from FFEL program lenders other than Capella University.

We have been approved by the Department of Education to participate in the Federal Direct Loan Program (FDLP), under which the Department of Education rather than a private lender makes the loans to learners, and we have completed a pilot program in which certain of our learners received loans under the FDLP. We are prepared for additional learners to begin receiving loans under that program if we determine that such lending is necessary to continue our learners’ access to Title IV loans.

In November 2007, the U.S. Department of Education enacted final regulations that largely restrict gifts and incentives that lenders can provide to colleges, closely regulate the manner in which colleges select preferred lenders, and require greater disclosure to learners about any preferred lender relationships. The Secretary of the Department of Education had previously formed an internal Task Force on Student Loans that examined and recommended regulations pertaining to lender issues. Those recommendations were incorporated in the final regulations released by the Department of Education in November 2007. We believe we are in compliance with these regulations.

Regulation of Federal Student Financial Aid Programs

To be eligible to participate in Title IV programs, an institution must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education. An institution must, among other things, be licensed or authorized to offer its educational programs by the state within which it is physically located (in our case, Minnesota) and maintain institutional accreditation by a recognized accrediting agency. Capella University’s current certification to participate in Title IV programs expired December 31, 2008. However, in September 2008, Capella University timely submitted its Title IV program participation recertification application to the Department of Education, and we have been collaborating with the Department of Education regarding this recertification application. Our eligibility continues until the Department of Education issues its decision on the application. Our current eligibility status is not unusual considering the process is multi-faceted and iterative. We have no reason to believe that the application will not be renewed and expect that the renewal process will be completed satisfactorily.

The substantial amount of federal funds disbursed through Title IV programs, the large number of learners and institutions participating in these programs and allegations of fraud and abuse by certain for-profit institutions have caused Congress to require the Department of Education to exercise considerable regulatory oversight over for-profit institutions of higher learning. Accrediting agencies and state education agencies also have responsibilities for overseeing compliance of institutions with Title IV program requirements. As a result, our institution is subject to extensive oversight and review. Because the Department of Education periodically revises its regulations and changes its interpretations of existing laws and regulations, we cannot predict with certainty how the Title IV program requirements will be applied in all circumstances.

Significant factors relating to Title IV programs that could adversely affect us include the following:

Congressional Action. In May 2008, Congress enacted legislation in addition to the Higher Education Act to attempt to ensure that all eligible learners will be able to obtain Title IV loans in the future, and that a sufficient number of lenders will continue to provide Title IV loans. Congress reauthorizes the Higher Education Act approximately every five to eight years. Congress most recently reauthorized the Higher Education Act in August 2008. The reauthorized Higher Education Act continued all of the Title IV programs in which we participate, but made numerous revisions to the requirements governing the Title IV programs, including provisions relating to the relationships between institutions and lenders that make student loans, student loan default rates, and the formula for revenue that institutions are permitted to derive from the Title IV programs.

Administrative Capability. Department of Education regulations specify extensive criteria by which an institution must establish that it has the requisite “administrative capability” to participate in Title IV programs. Failure to satisfy any of the standards may lead the Department of Education to find the institution ineligible to participate in Title IV programs or to place the institution on provisional certification as a condition of its participation. To meet the administrative capability standards, an institution must, among other things:

•	comply with all applicable Title IV program regulations;

•	have capable and sufficient personnel to administer the federal student financial aid programs;

•	have acceptable methods of defining and measuring the satisfactory academic progress of its learners;

•	not have cohort default debt rates above specified levels;

•	have various procedures in place for safeguarding federal funds;

•	not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension;

•	provide financial aid counseling to its learners;

•

refer to the Department of Education’s Office of Inspector General any credible information indicating that any applicant, learner, employee, or agent of the institution, has been engaged in any fraud or other illegal conduct involving Title IV programs;

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

Financial Responsibility. The Higher Education Act and Department of Education regulations establish extensive standards of financial responsibility that institutions such as Capella University must satisfy to participate in Title IV programs. These standards generally require that an institution provide the resources necessary to comply with Title IV program requirements and meet all of its financial obligations, including required refunds and any repayments to the Department of Education for liabilities incurred in programs administered by the Department of Education.

The Department of Education evaluates institutions on an annual basis for compliance with specified financial responsibility standards utilizing a complex formula that uses line items from the institution’s audited financial statements. The standards focus on three financial ratios: (1) equity ratio (which measures the institution’s capital resources, financial viability and ability to borrow); (2) primary reserve ratio (which measures the institution’s ability to support current operations from expendable resources); and (3) net income ratio (which measures the institution’s ability to operate at a profit or within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without the need for further federal oversight. We have applied the financial responsibility standards to our audited financial statements as of and for the years ended December 31, 2008 and 2007, and calculated a composite score of 3.0 for both years, which is the maximum score attainable. We therefore believe that we meet the Department of Education’s financial responsibility standards. If the Department of Education were to determine that we did not meet the financial responsibility standards due to a failure to meet the composite score or other factors, we could establish financial responsibility on an alternative basis by, among other things:

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

Title IV Return of Funds. Under the Department of Education’s return of funds regulations, an institution must first determine the amount of Title IV program funds that a learner “earned.” If the learner withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV program funds that the learner earned is equal to a pro rata portion of the funds for which the learner would otherwise be eligible. If the learner withdraws after the 60% threshold, then the learner has earned 100% of the Title IV program funds. The institution must return to the appropriate Title IV programs, in a specified order, the lesser of (i) the unearned Title IV program funds and (ii) the institutional charges incurred by the learner for the period multiplied by the percentage of unearned Title IV program funds. An institution must return the funds no later than 45 days after the date of the institution’s determination that a learner withdrew. If such payments are not timely made, an institution may be subject to adverse action, including being required to submit a letter of credit equal to 25% of the refunds the institution should have made in its most recently completed year. Under Department of Education regulations, late returns of Title IV program funds for 5% or more of learners sampled in the institution’s annual compliance audit constitutes material non-compliance. In September 2008, Capella University issued the Department of Education an irrevocable letter of credit in the amount of $1.1 million, which expires July 31 2009, in connection with this regulation.

The “90/10 Rule.” A requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” applies only to “proprietary institutions of higher education,” which includes Capella University. Under this rule, for periods prior to the August 2008 reauthorization of the Higher Education Act, an institution loses its eligibility to participate in the Title IV programs, if, on a cash accounting basis, it derives more than 90% of its revenues for any fiscal year from Title IV program funds. Any institution that violates the rule becomes ineligible to participate in the Title IV programs as of the first day of the fiscal year following the fiscal year in which it exceeds 90%, and it is unable to apply to regain its eligibility until the next fiscal year. The August 2008 reauthorization of the Higher Education Act included significant revisions to the “90/10 Rule,” effective upon the date of the law’s enactment. Under the revised law, an institution is subject to loss of eligibility to participate in the Title IV programs only if it exceeds the 90% threshold for two consecutive fiscal years, the period of ineligibility is extended to at least two fiscal years, and an institution whose rate exceeds 90% for any single fiscal year will be placed on provisional certification and may be subject to other conditions specified by the Secretary of Education. However, the provisions of the recent Higher Education Act reauthorization allow institutions, when calculating their compliance with this revenue test, to exclude from their Title IV revenues for a three-year period the additional federal student loan amounts that became available starting in July 2008, and to include more non-Title IV revenues, such as revenues from institutional loans under certain circumstances. For the year ended December 31, 2008, we derived approximately 75% of our revenues (calculated on a cash basis) from Title IV program funds.

Student Loan Defaults. Under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all of the Title IV programs if defaults on the repayment of federally guaranteed student loans by its learners exceed certain levels. For each federal fiscal year, a rate of student defaults (known as a “cohort default rate”) is calculated for each institution with 30 or more borrowers entering repayment in a given federal fiscal year by determining the rate at which borrowers who become subject to their repayment obligation in that federal fiscal year default by the end of the following federal fiscal year. For such institutions, the Department of Education calculates a single cohort default rate for each federal fiscal year that includes in the cohort all current or former student borrowers at the institution who entered repayment on any FFEL program Stafford loan during that year.

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

If an institution’s cohort default rate equals or exceeds 25% in any single year, the institution may be placed on provisional certification status. Provisional certification does not limit an institution’s access to Title IV program funds; however, an institution with provisional status is subject to closer review by the Department of Education and may be subject to summary adverse action if it violates Title IV program requirements. If an institution’s default rate exceeds 40%, the institution may lose eligibility to participate in some or all Title IV programs. Capella University’s cohort default rates on FFEL program loans for the 2006, 2005 and 2004 federal fiscal years, the three most recent years for which information is available, were 1.5%, 2.3% and 2.2%, respectively. The average cohort default rates for four-year proprietary institutions nationally were 8.4%, 7.2% and 7.3% in fiscal years 2006, 2005 and 2004, respectively.

The August 2008 reauthorization of the Higher Education Act included significant revisions to the requirements concerning FFEL cohort default rates. Under the revised law, the period for which learners’ defaults on their loans are included in the calculation of an institution’s cohort default rate has been extended by one additional year, which is expected to increase the cohort default rates for most institutions. That change will be effective with the calculation of institutions’ cohort default rates for federal fiscal year 2009, which are expected to be calculated and issued by the Department of Education in 2012. The revised law also increased the threshold for ending an institution’s participation in the relevant Title IV programs from 25% to 30%, effective in 2012.

If our learners obtain loans under the Federal Direct Loan Program, those loans will be combined with our learners’ FFEL loans in calculating our annual student loan cohort default rate. In such case, the potential sanctions discussed in this section would be based on the combined cohort default rate.

Incentive Compensation Rules. As a part of an institution’s program participation agreement with the Department of Education and in accordance with the Higher Education Act, the institution may not provide any commission, bonus or other incentive payment to any person or entity engaged in any learner recruitment, admissions or financial aid awarding activity based directly or indirectly on success in securing enrollments or financial aid. Certain Department of Education regulations clarify the incentive payment rule. The regulations set forth 12 “safe harbors,” which describe payments or arrangements that do not violate the incentive payment rule. Failure to comply with the incentive compensation rules could result in loss of eligibility to participate in federal student financial aid programs or financial penalties. Although there can be no assurance that the Department of Education would not find deficiencies in Capella University’s present or former employee compensation and third-party contractual arrangements, we believe that our employee compensation and third-party contractual arrangements comply with the incentive compensation provisions of the Higher Education Act and Department of Education regulations thereunder.

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

The OIG is responsible for, among other things, promoting the effectiveness and integrity of the Department of Education’s programs and operations. With respect to educational institutions that participate in Title IV funding programs, the OIG conducts its work primarily through compliance audits and investigations. An OIG compliance audit typically focuses on whether an institution administers federal funds in accordance with applicable rules and regulations, whereas an investigation typically indicates a concern regarding potential fraud or abuse involving federal funds. We perform periodic reviews of our compliance with the various applicable regulatory requirements. We have not been notified by any of the various regulatory agencies of any significant noncompliance matters that would adversely impact our ability to participate in Title IV programs, however, the OIG has conducted a compliance audit of Capella University. The audit commenced on April 10, 2006 and we subsequently provided the OIG with periodic information, responded to follow up inquiries and facilitated site visits and access to our records. The OIG completed its field work in January 2007 and the University received a draft audit report on August 23, 2007. Capella University provided written comments on the draft audit report to the OIG on September 25, 2007. On March 7, 2008, the OIG’s final report was issued to the Acting Chief Operating Officer (COO) for Federal Student Aid (FSA), which is responsible for primary oversight of the Title IV funding programs. Capella University responded to the final report on April 8, 2008. Recently, Capella University provided FSA staff with certain additional requested information for financial aid years 2002-2003 through 2006-2007. The FSA will subsequently issue final findings and requirements for Capella University. The FSA may take certain actions, including requiring that we refund certain federal student aid funds, requiring us to modify our Title IV administration procedures, and/or requiring us to pay fines or penalties. The possible effects of a finding of a regulatory violation are described in additional detail below in “—Potential Effect of Regulatory Violations.”

Based on the final audit report for the financial aid years 2002-2003 through 2004-2005, the most significant potential financial exposure from the audit pertains to repayments to the Department of Education that could be required if the OIG concludes that Capella University did not properly calculate the amount of Title IV funds required to be returned for learners that withdrew without providing an official notification of such withdrawal and without engaging in academic activity prior to such withdrawal. If it is determined that Capella University improperly withheld any portion of these funds, Capella University would be required to return the improperly withheld funds. Capella University and the OIG have differing interpretations of the relevant regulations regarding what constitutes engagement in the unofficial withdrawal context. As the Company interprets the engagement requirement, it currently estimates that for the three year audit period, and for the subsequent aid years through 2007-2008, the total amount of Title IV funds not returned—for learners who withdrew without providing official notification and without engaging as required in the relevant regulations—was approximately $1.0 million including interest, but not including fines and penalties. If this difference of interpretation is ultimately resolved in a manner adverse to the Company, then the total amount of Title IV funds not returned for learners who withdrew without providing official notification would be greater than the amount the Company has currently estimated.

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

Eligibility and Certification Procedures. Each institution must apply to the Department of Education for continued certification to participate in Title IV programs at least every six years, or when it undergoes a change of control, and an institution may come under the Department of Education’s review when it expands its activities in certain ways, such as opening an additional location or, in certain cases, when it modifies academic credentials that it offers. Capella University’s current certification to participate in Title IV programs expired December 31, 2008. However, in September 2008, Capella University timely submitted its Title IV program participation recertification application to the Department of Education. Our recertification process is described more fully in “Regulatory Environment–Regulation of Federal Student Financial Aid Programs.”

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

During the period of provisional certification, the institution must comply with any additional conditions included in its program participation agreement. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke the institution’s certification to participate in Title IV programs with fewer due process protections for the institution than if it were fully certified. Learners attending provisionally certified institutions remain eligible to receive Title IV program funds.

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

Change in Ownership Resulting in a Change of Control. In addition to school acquisitions, other types of transactions can also cause a change of control. The Department of Education, most state education agencies and our accrediting agency all have standards pertaining to the change of control of schools, but these standards are not uniform. Department of Education regulations describe some transactions that constitute a change of control, including the transfer of a controlling interest in the voting stock of an institution or the institution’s parent corporation. With respect to a publicly traded corporation, Department of Education regulations provide that a change of control occurs in one of two ways: (i) if there is an event that would obligate the corporation to file a Current Report on Form 8-K with the SEC disclosing a change of control or (ii) if the corporation has a shareholder that owns at least 25% of the total outstanding voting stock of the corporation and is the largest shareholder of the corporation, and that shareholder ceases to own at least 25% of such stock or ceases to be the largest shareholder. These standards are subject to interpretation by the Department of Education. A significant purchase or disposition of our voting stock could be determined by the Department of Education to be a change of control under this standard. Many states include the sale of a controlling interest of common stock in the definition of a change of control requiring approval. A change of control under the definition of one of these agencies would require us to seek approval of the change in ownership and control to maintain our accreditation, state authorization or licensure. The requirements to obtain such approval from the states and our accrediting commission vary widely. In some cases, approval of the change of ownership and control cannot be obtained until after the transaction has occurred.

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

In 2008, we derived approximately 75% of our revenues (calculated on a cash basis) from federal student financial aid programs, referred to in this report as Title IV programs, administered by the U.S. Department of Education. A significant percentage of our learners rely on the availability of Title IV program funds to cover their cost of attendance at Capella University and related educational expenses. Title IV programs include educational loans for our learners from both private lenders and the federal government at below-market interest rates that are guaranteed by the federal government in the event of default. Title IV programs also include several income-based grant programs for learners with the greatest economic need as determined in accordance with Department of Education regulations. To participate in Title IV programs, a school must receive and maintain authorization by the appropriate state higher education agencies, be accredited by an accrediting agency recognized by the Secretary of the Department of Education and be certified as an eligible institution by the Department of Education. As a result, we are subject to extensive regulation by state higher education agencies, our accrediting agency, and the Department of Education. These regulatory requirements cover the vast majority of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing, recruiting, financial operations and financial condition. These regulatory requirements can also affect our ability to acquire or open additional schools, to add new or expand existing educational programs and to change our corporate structure and ownership. The state higher education agencies, our accrediting agency and the Department of Education periodically revise their requirements and modify their interpretations of existing requirements.

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

If we are not recertified to participate in Title IV programs by the Department of Education or if the Department otherwise suspends or terminates our certification, we would lose eligibility to participate in Title IV programs.

Capella University’s current certification to participate in Title IV programs expired on December 31, 2008. We timely submitted our Title IV recertification application to the Department of Education in September 2008 and our eligibility continues on a month-to-month basis until the Department of Education issues its decision on the application. Generally, the recertification process includes a review by the Department of Education of an institution’s educational programs and locations, administrative capability, financial responsibility, and other oversight categories.

The Department of Education may also review our continued certification to participate in Title IV programs in the event we expand our activities in certain ways, such as opening an additional location or, in certain cases, if we modify the academic credentials that we offer. The Department of Education could limit, suspend or terminate our participation in Title IV programs for violations of the Higher Education Act or Title IV regulations. Title IV eligibility is critical to the continued operation of our business. If Capella University is not recertified, it would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Congress may change the law or reduce funding for Title IV programs, which could reduce our learner population, revenues and profit margin.

Congress reauthorizes the Higher Education Act of 1965, as amended (the Higher Education Act) and other laws governing Title IV programs approximately every five to eight years. The last reauthorization of the Higher Education Act was completed in August 2008, which extends authorization through September 2013. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations process. Any action by Congress that significantly reduces funding for Title IV programs or the ability of our school or learners to participate in these programs could reduce the ability of certain of our learners to finance their education, and could thereby have a material adverse effect on our financial condition, results of operations and cash flows. Congressional action may also require us to modify our practices in ways that could increase our administrative costs and reduce our profit margin, which could also have a material adverse effect on our financial condition, results of operations and cash flows.

If the U.S. Congress significantly reduced the amount of available Title IV program funding, we would attempt to arrange for alternative sources of financial aid for our learners. We cannot assure that one or more private organizations would be willing or able to provide loans to learners attending Capella University, or that the interest rate and other terms of such loans would be as favorable as for Title IV program loans or acceptable to our learners, and therefore our enrollment could be materially impacted. In addition, private organizations could require us to guarantee all or part of this assistance and we might incur other additional costs. If we provided more direct financial assistance to our learners, we would incur additional costs and assume increased credit risks, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The audit commenced on April 10, 2006 and we subsequently provided the OIG with periodic information, responded to follow up inquiries and facilitated site visits and access to our records. The OIG completed its field work in January 2007 and we received a draft audit report on August 23, 2007. Capella University provided written comments on the draft audit report to the OIG on September 25, 2007. On March 7, 2008, the OIG’s final report was issued to the Acting Chief Operating Officer (COO) for Federal Student Aid (FSA), which is responsible for primary oversight of the Title IV funding programs. The Company responded to the final report on April 8, 2008. Recently, the Company provided FSA staff with certain requested information for financial aid years 2002-2003 through 2006-2007. The FSA will subsequently issue final findings and requirements for Capella University. The FSA may take certain actions, including that we refund certain federal student aid funds, modify our Title IV administration procedures and pay fines or penalties.

The audit primarily focused on whether we properly calculated the amount of Title IV funds required to be returned for learners who withdrew from Capella University without providing an official notification of withdrawal and without engaging in the course room prior to such withdrawal. In its final report, the OIG identified several such learners for whom it believes proper returns of Title IV funds were not made. Based on the final audit report, the most significant potential financial exposure from the audit relates to repayments to the Department of Education that could be required if the FSA concludes that the Company did not properly calculate the amount of Title IV funds required to be returned for learners that withdrew from Capella University without providing an official notification of such withdrawal and without engaging in the course room prior to such withdrawal. If the FSA determines that Capella University improperly withheld any portion of these funds, Capella University would be required to return the improperly withheld funds. We and the OIG have differing interpretations of the relevant regulations regarding what constitutes engagement in the unofficial withdrawal context. As we interpret the engagement requirement, we currently estimate that for the three year audit period, and for the subsequent aid years through 2007-2008, the total amount of Title IV funds not returned—for learners who withdrew without providing official notification and without engaging as required by the relevant regulations—was approximately $1.0 million including interest, but not including fines and penalties.

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

If we fail to maintain our institutional accreditation, we would lose our ability to participate in Title IV programs and lose our authorization to operate in a number of states.

Capella University is accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools, one of six regional accrediting agencies recognized by the Secretary of the Department of Education as a reliable indicator of educational quality. Accreditation by a recognized accrediting agency is required for an institution to become and remain eligible to participate in Title IV programs. In February 2008, we received a letter of reaffirmation from The Higher Learning Commission, effective through 2015. To remain accredited we must continuously meet certain criteria and standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources and financial stability. Failure to meet any of these criteria or standards could result in the loss of accreditation at the discretion of The Higher Learning Commission. The loss of accreditation would, among other things, render our learners and us ineligible to participate in Title IV programs, reduce the marketability of a Capella degree and have a material adverse effect on our business, financial condition, results of operations and cash flows.

If Capella University does not maintain its registration in Minnesota, it may not operate or participate in Title IV programs or operate a number of other states.

A school that grants degrees, diplomas or certificates must be authorized by the relevant education agency of the state in which it is located. Capella University is deemed to be located in the State of Minnesota and is registered with the Minnesota Office of Higher Education. State registration is also required for our learners to be eligible to receive funding under Title IV programs. Such registration may be lost or withdrawn if Capella University fails to submit renewal applications and other required submissions to the state in a timely manner, or if Capella University fails to comply with material requirements under Minnesota statutes and rules for continued registration. Loss of state registration of Capella University from the Minnesota Office of Higher Education would terminate our ability to provide educational services as well as our eligibility to participate in Title IV programs. Capella must also remain in good standing with the Minnesota Office of Higher Education to obtain and maintain authorization or licensure to operate in states outside of Minnesota. Should our registration with the Minnesota Office of Higher Education be terminated, our ability to operate in other states would also cease.

Increased oversight and changes in student loan environment may negatively impact our business.

As a result of increased scrutiny on student loan programs, including the Title IV programs, Congress has passed new laws, the Department of Education has enacted stricter regulations, and several states have adopted codes of conduct or enacted state laws that regulate the conduct of lenders, schools, and school personnel. These new laws and regulations, among other things, limit schools’ relationships with lenders, restrict the types of services that schools may receive from lenders, prohibit lenders from providing other types of funding to schools in exchange for Title IV loan volume, require schools to provide additional information to learners concerning institutionally preferred lenders, and significantly reduce the amount of federal payments to lenders who participate in the Title IV loan programs. In addition, recent adverse market conditions for consumer loans in general have affected the student lending marketplace. The cumulative impact of these developments and conditions has caused some lenders to cease providing Title IV loans to learners, including some lenders that have previously provided Title IV loans to our learners.

Other lenders have reduced the benefits and increased the fees associated with the Title IV loans they do provide. These actions by lenders have required some institutions to modify student loan practices in ways that result in higher administrative costs. If the costs of their Title IV loans increase, some learners may decide not to take out loans and not enroll in a postsecondary institution. In May 2008, new federal legislation was enacted to attempt to ensure that all eligible learners will be able to obtain Title IV loans in the future and that a sufficient number of lenders will continue to provide Title IV loans. Among other things, the new legislation:

•	authorizes the Department of Education to purchase Title IV loans from lenders, thereby providing capital to the lenders to enable them to continue making Title IV loans to learners; and

•

permits the Department of Education to designate institutions eligible to participate in a “lender of last resort” program, under which federally recognized student loan guaranty agencies will be required to make Title IV loans to all otherwise eligible learners at those institutions.

Capella University cannot predict whether this legislation and related actions by the Department of Education will be effective in ensuring our learners’ access to Title IV loan funding. The uncertainty surrounding these issues, and any resolution of these issues that increases loan costs or reduces learners’ access to Title IV loans, may adversely affect our enrollments. If our learners and potential learners are unable to receive loans on acceptable terms, they may not be able to, or might choose not to, enroll, which could materially and adversely affect our enrollment, revenues and results of operations.

We are subject to sanctions if we fail to correctly calculate and timely return Title IV program funds for learners who withdraw before completing their educational program.

A school participating in Title IV programs must correctly calculate the amount of unearned Title IV program funds that have been disbursed to learners who withdraw from their educational programs before completion and must return those unearned funds in a timely manner, generally within 45 days of the date the school determines that the learner has withdrawn. Under Department of Education regulations, late returns of Title IV program funds for 5% or more of learners sampled on the institution’s annual compliance audit constitutes material non-compliance. If unearned funds are not properly calculated and timely returned, an institution may have to post a letter of credit in favor of the Department of Education or otherwise be sanctioned by the Department of Education. In September 2008, Capella University issued the Department of Education an irrevocable letter of credit in the amount of $1.1 million, which expires July 31, 2009, in connection with the amount of Title IV program funds that we returned for learners who withdrew from their educational programs before completion and without providing official notification of such withdrawal. While issuance of this letter of credit did not have a significant impact on our cost of regulatory compliance, any future violations or sanctions could materially and adversely impact our business, financial condition, results of operations or cash flows.

A failure to demonstrate “financial responsibility” may result in the loss of eligibility by Capella University to participate in Title IV programs or require the posting of a letter of credit to maintain eligibility to participate in Title IV programs.

To participate in Title IV programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by the Department of Education, or post a letter of credit in favor of the Department of Education and possibly accept other conditions on its participation in Title IV programs. The Department of Education may also apply such measures of financial responsibility to the operating company and ownership entities of an eligible institution and, if such measures are not satisfied by the operating company or ownership entities, require the institution to post a letter of credit in favor of the Department of Education and possibly accept other conditions on its participation in Title IV programs. Any obligation to post a significant letter of credit could increase our costs of regulatory compliance. If Capella University is unable to secure a letter of credit, it would lose its eligibility to participate in Title IV programs. In addition to the obligation to post a letter of credit, an institution that is determined by the Department of Education not to be financially responsible can be transferred from the “advance” system of payment of Title IV funds to cash monitoring status or to the “reimbursement” system of payment. Limitations on, or termination of, Capella University’s participation in Title IV programs as a result of its failure to demonstrate financial responsibility would limit Capella University’s learners’ access to Title IV program funds, which could significantly reduce our enrollments and revenues and materially and adversely affect our results of operations.

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

Department of Education regulations specify extensive criteria an institution must satisfy to establish that it has the requisite “administrative capability” to participate in Title IV programs. These criteria require, among other things, that the institution:

•	comply with all applicable Title IV program regulations;

•	have capable and sufficient personnel to administer the federal student financial aid programs;

•	have acceptable methods of defining and measuring the satisfactory academic progress of its learners;

•	not have cohort default debt rates above specified levels;

•	have various procedures in place for safeguarding federal funds;

•	not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension;

•	provide financial aid counseling to its learners;

•

refer to the Department of Education’s Office of Inspector General any credible information indicating that any applicant, learner, employee or agent of the institution has been engaged in any fraud or other illegal conduct involving Title IV programs;

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

A school participating in Title IV programs may not provide any commission, bonus or other incentive payment to any person involved in learner recruiting or admission activities or in making decisions regarding the awarding of Title IV program funds based on success in enrolling learners or securing financial aid. If we violate this law, we could be fined or otherwise sanctioned by the Department of Education. Any such fines or sanctions could harm our reputation, impose significant costs on us, and have a material adverse effect on our results of operations.

Our failure to comply with regulations of various states could result in actions taken by those states that would have a material adverse effect on our enrollments, revenues and results of operations.

Various states impose regulatory requirements on educational institutions operating within their boundaries. Several states have sought to assert jurisdiction over online educational institutions that have no physical location or other presence in the state but offer educational services to learners who reside in the state, or that advertise to or recruit prospective learners in the state. State regulatory requirements for online education are inconsistent between states and not well developed in many jurisdictions. As such, these requirements change frequently and, in some instances, are not clear or are left to the discretion of state employees or agents. Our changing business and the constantly changing regulatory environment require us to continually evaluate our state regulatory compliance activities. In the event we are found not to be in compliance, and a state seeks to restrict one or more of our business activities within its boundaries, we may not be able to recruit learners from that state and may have to cease providing service to learners in that state.

Capella University is subject to extensive regulations by the states in which it is authorized or licensed to operate. In addition to Minnesota, Capella University is authorized or licensed in the following 17 states for all or some of its programs because we have determined that our activities in these states constitute a physical presence or otherwise require authorization or licensure by the respective state higher educational agencies:

State	Capella University Activity Constituting Presence Requiring Licensure or Authorization
Alabama	Agreement with a former provider of library services to Capella learners.
Arizona	Capella conducts activities in the state that constitutes physical presence.
Arkansas	Agreement with WalMart Stores, Inc. constitutes physical presence.
Florida	Recruiting activities in the state.
Georgia	Direct marketing and recruiting activities in the state.
Illinois	State agency broadly interprets licensure requirements to cover all institutions serving residents of the state.
Kentucky	Direct marketing and recruiting activities in the state.
Nevada	Direct marketing and recruiting activities in the state.
North Carolina	Learners participating in practica and internships triggers physical presence
Ohio	Direct marketing and recruiting activities in the state for select programs.
Pennsylvania	Direct marketing and recruiting activities in the state
South Carolina	Direct marketing and recruiting activities in the state
Virginia	Direct marketing and recruiting activities in the state; agreements with community colleges.
Washington	Direct marketing and recruiting activities in the state
West Virginia	Direct marketing and recruiting activities in the state.
Wisconsin	State agency broadly interprets licensure requirements to cover all institutions serving residents of the state.
Wyoming	State agency interprets registration requirements to cover all institutions who have faculty residing in their state

As of the last day of classes for the quarter ended December 31, 2008, the number of learners living in each of these states (other than Minnesota, North Carolina, Florida and Georgia) was less than 5% of our total enrollment. As of the last day of classes for the quarter ended December 31, 2008, approximately 5% of our learners lived in Minnesota and North Carolina, respectively, approximately 7% lived in Florida and approximately 9% lived in Georgia.

In some cases, the licensure or authorization to operate is only for specific programs. In the majority of these states, Capella University has determined that separate licensure or authorization for its certificate programs is not necessary, although approval of certificate programs is required and has been obtained from the States of Arizona, Florida, Ohio and Washington. State laws typically establish standards for instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations and other operational matters. State laws and regulations may limit our ability to offer educational programs and award degrees. Some states may also prescribe financial regulations that are different from those of the Department of Education. Capella University is required to post surety bonds in several states. If we fail to comply with state licensing or authorization requirements, we may be subject to the loss of state licensure or authorization. Although we believe that the only state licensure or authorization that is necessary for Capella University to participate in Title IV programs is our registration with the Minnesota Office of Higher Education, loss of licensure or authorization to operate in other states could prohibit us from recruiting or enrolling learners in those and other states, reduce significantly our enrollments and revenues and have a material adverse effect on our results of operations.

The inability of our graduates to obtain licensure in their chosen professional fields of study could reduce our enrollments and revenues, and potentially lead to litigation that could be costly to us.

Certain of our graduates seek professional licensure in their chosen fields following graduation. Their success in obtaining licensure depends on several factors, including the individual merits of the learner, but also may depend on whether the institution and the program were approved by the state or by a professional association, whether the program from which the learner graduated meets all state requirements and whether the institution is accredited. Certain states have refused to license learners who graduate from programs that do not meet specific types of accreditation, residency or other state requirements. Specifically, certain states have refused to license learners from particular Capella University programs due to the fact that the program did not meet one or more of the state’s specific licensure requirements or were not approved by the state for purposes of professional licensure. We have had to respond to claims brought against us by former learners as a result of such refusal. Certain states have denied our graduates professional licensure because the Capella University program from which they graduated did not have a sufficient number of residency hours, did not include a state-approved clinical program, did not satisfy state coursework requirements, or was not accredited by a specific third party (such as the American Psychological Association). The state requirements for licensure are subject to change, and we may not immediately become aware of changes that may impact our learners in certain states. In the event that one or more states refuses to recognize our learners for professional licensure in the future based on factors relating to our institution or programs, the potential growth of our programs would be negatively impacted, which could have a material adverse effect on our results of operations. In addition, we could be exposed to litigation that would force us to incur legal and other expenses that could have a material adverse effect on our results of operations.

We may lose eligibility to participate in Title IV programs if the percentage of our revenue derived from those programs is too high, which would significantly reduce our learner population.

Under a provision o f the Higher Education Act commonly referred to as the “90/10 Rule,” as revised by the August 2008 reauthorization of the Higher Education Act, a for-profit institution loses its eligibility to participate in Title IV programs if, on a cash accounting basis, it derives more than 90% of its revenue, as defined by the Higher Education Act and Department of Education Regulations, from Title IV programs in two consecutive fiscal years. An institution that violates this 90/10 Rule for two consecutive fiscal years becomes ineligible to participate in Title IV programs for a period of not less than two institutional fiscal years. An institution that derived more than 90% of its revenue from Title IV programs for any single fiscal year will be placed on provisional certification and will be subject to possible additional sanctions by the Department of Education. If an institution violated the 90/10 Rule and became ineligible to participate in Title IV programs but continued to disburse Title IV program funds, the Department of Education would require the institution to repay all Title IV program funds received by the institution after the effective date of the loss of eligibility. In 2008, under the regulatory formula prescribed by the Department of Education, we derived approximately 75% of our revenues (calculated on a cash basis) from Title IV programs.

Recent changes in federal law that increased Title IV grant and loan limits, and any additional increases in the future, may result in an increase in the revenues we receive from the Title IV programs, which could make it more difficult for us to satisfy the “90/10 Rule.” In addition, economic downturns that adversely affect our learners’ employment circumstances could also increase their reliance on Title IV programs. If we lose our eligibility to participate in Title IV programs because more than 90% of our revenues are derived from Title IV program funds in any year, our learners would no longer be eligible to receive Title IV program funds under various government-sponsored financial aid programs, which would significantly reduce our enrollments and revenues and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to Our Business

Our financial performance depends in part on our ability to update and expand the content of existing programs and develop new programs and specializations on a timely basis and in a cost-effective manner.

The updates and expansions of our existing programs and the development of new programs and specializations may not be accepted by existing or prospective learners or the employers of our graduates. If we cannot respond to changes in market requirements, our business may be adversely affected. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as learners require or as quickly as our competitors introduce competing programs. In addition, we may be unable to obtain specialized accreditations or licensures that may make certain programs desirable to learners. To offer a new academic program, we may be required to obtain appropriate federal, state and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. In addition, to be eligible for federal student financial aid programs, a new academic program may need to be certified by the Department of Education. If we are unable to respond adequately to changes in market requirements due to regulatory or financial constraints, rapid technological changes or other factors, our ability to attract and retain learners could be impaired, the rates at which our graduates obtain jobs involving their fields of study could suffer, and our business, financial condition, results of operations and cash flows could be adversely affected.

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

Building awareness of Capella University and the programs we offer among working adult learners is critical to our ability to attract prospective learners. If we are unable to successfully market and advertise our educational programs, Capella University’s ability to attract and enroll prospective learners in such programs could be adversely affected, and consequently, our ability to increase revenue or maintain profitability could be impaired. It is also critical to our success that we convert these prospective learners to enrolled learners in a cost-effective manner and that these enrolled learners remain active in our programs. Some of the factors that could prevent us from successfully enrolling and retaining learners in our programs include:

•	the emergence of more successful competitors;

•	factors related to our marketing, including the costs of Internet advertising and broad-based branding campaigns;

•	performance problems with our online systems;

•	failure to maintain accreditation;

•	learner dissatisfaction with our services and programs, including with our customer service and responsiveness;

•	adverse publicity regarding us, our competitors or online or for-profit education generally;

•	price reductions by competitors that we are unwilling or unable to match;

•	a decline in the acceptance of online education or our degree offerings by learners or current and prospective employers;

•	increased regulation of online education, including in states in which we do not have a physical presence;

•	a decrease in the perceived or actual economic benefits that learners derive from our programs; and

•	litigation or regulatory investigations that may damage our reputation.

If we are unable to continue to develop awareness of Capella University and the programs we offer, and to enroll and retain learners, our enrollments would suffer and our ability to increase revenues and maintain profitability would be significantly impaired.

Strong competition in the postsecondary education market, especially in the online education market, could decrease our market share, increase our cost of acquiring learners and put downward pressure on our tuition rates.

Postsecondary education, especially in the online market, is highly competitive. We compete with traditional public and private two-year and four-year colleges and other for-profit schools, as well as corporate universities and software companies providing online education and training software. Each of these competitors may offer programs similar to ours at lower tuition levels as a result of government subsidies, government and foundation grants, tax-deductible contributions and other financial sources not available to for-profit institutions. In addition, some of our competitors, including both traditional colleges and universities and other for-profit schools, have substantially greater name recognition and financial and other resources than we have, which may enable them to compete more effectively for potential learners and decrease our market share. It is also possible that some of our competitors may develop platforms or other technologies that are superior to the platform and technology we use and we may not have the resources necessary to acquire or compete with these technologies. We also expect to face increased competition as a result of new entrants to the online education market, including established colleges and universities that had not previously offered online education programs. Moreover, one or more of our competitors may obtain specialized accreditations that improve their competitive positions against us.

We may not be able to compete successfully against current or future competitors and may face competitive pressures that could adversely affect our business or results of operations. For example, as the market continues to mature, certain of our competitors have begun to reduce tuition rates. We may therefore be required to reduce our tuition or increase spending in response to competition to retain or attract learners or pursue new market opportunities. We may also face increased competition in maintaining and developing new marketing relationships with corporations, particularly as corporations become more selective as to which online universities they will encourage their current employees to attend and from which online universities they will hire prospective employees. These competitive factors could cause our enrollments, revenues and profitability to significantly decrease.

System disruptions and vulnerability from security risks to our online computer networks could impact our ability to generate revenue and damage the reputation of Capella University, limiting our ability to attract and retain learners.

The performance and reliability of our technology infrastructure is critical to our reputation and ability to attract and retain learners. Any system error or failure, or a sudden and significant increase in bandwidth usage, could result in the unavailability of our courseroom platform, damaging our ability to generate revenue. Our technology infrastructure could be vulnerable to interruption or malfunction due to events beyond our control, including natural disasters, terrorist activities and telecommunications failures. We currently use the Blackboard Learning System courseroom platform and Oracle’s PeopleSoft enterprise resource planning system.

We may experience interruptions or failures in our computer systems as a result of ongoing maintenance of and enhancements to our enterprise resource planning system, courseroom platform, and/or server system. Any interruption to our technology infrastructure could have a material adverse effect on our ability to attract and retain learners and could require us to incur additional expenses to correct or mitigate the interruption.

Our computer networks may also be vulnerable to unauthorized access, computer hackers, computer viruses and other security problems and system disruptions. We engage with multiple security assessment providers on a periodic basis to review and assess our security. We utilize this information to audit ourselves to ensure that we are continually monitoring the security of our technology infrastructure, but it may still be vulnerable to threats. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

A failure of our information systems to properly store, process and report relevant data may reduce our management’s effectiveness, interfere with our regulatory compliance and increase our operating expenses.

We are heavily dependent on the integrity of our data management systems. If these systems do not effectively collect, store, process and report relevant data for the operation of our business, whether due to equipment malfunction or constraints, software deficiencies, or human error, our ability to effectively plan, forecast and execute our business plan and comply with applicable laws and regulations, including the Higher Education Act and the regulations thereunder, will be impaired, perhaps materially. Any such impairment could materially and adversely affect our financial condition, results of operations, and cash flows.

The personal information that we collect may be vulnerable to breach, theft or loss that could adversely affect our reputation and operations.

Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. Capella University collects, uses and retains large amounts of personal information regarding our learners and their families, including social security numbers, tax return information, personal and family financial data and credit card numbers. We also collect and maintain personal information of our employees in the ordinary course of our business. Some of this personal information is held and managed by certain of our vendors. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of student or employee privacy. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches and restrict our use of personal information. We cannot assure you that a breach, loss or theft of personal information will not occur. A breach, theft or loss of personal information regarding our learners and their families or our employees that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in liability under state and federal privacy statutes and legal actions by state attorneys, general and private litigants, and any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If the proportion of our students who are enrolled in our bachelor’s degree programs continues to increase, we may experience increased cost and reduced margins.

Our bachelor’s degree programs are currently growing at a faster rate than our doctoral or master’s degree programs. This bachelor’s degree growth has caused the proportion of our learners enrolled in bachelor’s degree programs to increase, while the proportion enrolled in our doctoral programs has decreased. This mix shift may continue in the future, and we may experience certain negative consequences, such as decreased revenue per learner, higher cost per new enrollment, lower retention rates and/or higher student services costs, higher default rates, an increase in the percentage of our revenue derived from Title IV funding under the 90/10 Rules, more limited ability to implement tuition price increases and other effects that may adversely affect our operating results.

We may experience declines in our revenue and enrollment growth rates, and we may not be able to maintain current operating margin improvements.

We have experienced significant growth since we established our university in 1993. However, while we have continued to achieve growth in revenues and enrollment year-over-year, these growth rates have declined in some recent periods and may continue to decline in the future. In addition, if we are not able to achieve growth in revenues and enrollment, we may not be able to maintain current operating margin improvements. Specifically, we expect additional competitors to enter the online educational market and increased competition for online education offerings, including from colleges and universities that provide blended educational programs involving both classroom and online components.

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

We may encounter disputes from time to time over rights and obligations concerning intellectual property, and we may not prevail in these disputes. In certain instances, we may not have obtained sufficient rights in the content of a course. Third parties may raise a claim against us alleging an infringement or violation of the intellectual property of that third party. Some third party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid those intellectual property rights. Any such intellectual property claim could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether such claim has merit. Our general liability and cyber liability insurance may not cover potential claims of this type adequately or at all, and we may be required to alter the content of our classes or pay monetary damages or license fees to third parties, which could have a material adverse affect on our business, financial condition, results of operations and cash flows.

We may incur liability for the unauthorized duplication or distribution of class materials posted online for class discussions.

In some instances, our faculty members or our learners may post various articles or other third-party content on class discussion boards. We may incur liability for the unauthorized duplication or distribution of this material posted online for class discussions. Third parties may raise claims against us for the unauthorized duplication of this material. Any such claims could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether the claims have merit. Our general liability insurance may not cover potential claims of this type adequately or at all, and we may be required to alter the content of our courses or pay monetary damages, which could have a material adverse affect on our business, financial condition, results of operations and cash flows.

A reclassification of our adjunct faculty may have a material adverse effect on our results of operations.

Adjunct faculty comprised approximately 84% of our faculty population at December 31, 2008. We classify our adjunct faculty as independent contractors, as opposed to employees. Because we classify our adjunct faculty as independent contractors, with respect to these individuals we do not withhold federal or state income or other employment-related taxes, make federal or state unemployment tax or Federal Insurance Contributions Act, or FICA, payments, provide workers’ compensation insurance or provide certain benefits available to our employees. The determination of whether adjunct faculty members are properly classified as independent contractors or as employees is based upon the facts and circumstances of our relationship with our adjunct faculty members. Federal or state authorities or current or former adjunct faculty members may challenge our classification as incorrect and assert that our adjunct faculty members must be classified as employees. During 2008, the Internal Revenue Service (IRS) commenced an employment tax audit of Capella University. As part of that audit, the IRS has requested information about our adjunct faculty. During 2008, the IRS issued determination letters to two former adjunct faculty members determining that they were employees, rather than independent contractors. While these determinations were fact specific and did not require us to take further action, it is possible that the IRS could challenge our adjunct faculty classification as part of the employment tax audit.

In the event that we were to reclassify our adjunct faculty as employees, we would be required to withhold the appropriate taxes, make unemployment tax and FICA payments and pay for workers’ compensation insurance and additional payroll processing costs. If we had reclassified our adjunct faculty members as employees for 2008, we estimate our additional tax, workers’ compensation insurance and payroll processing payments would have been approximately $2.5 million. The amount of additional tax and insurance payments would increase in the future as the total amount we pay to adjunct faculty increases. In addition to these known costs, we could be subject to retroactive taxes and penalties, which may be significant, by federal and state authorities, which could adversely affect our business, financial condition, results of operations and cash flows. In the event that we were to reclassify our adjunct faculty as employees, we could also be required to permit these individuals to participate in certain of our employee benefit plans, perhaps retroactively.

Legislation pending before Congress may make it easier and more desirable for employees to form unions, which may increase our costs.

The Employee Free Choice Act is currently pending before Congress. If passed into law, this Act would make it easier for employees to organize unions and force companies to submit to binding arbitration for first contracts with newly formed unions. In addition, penalties for firing union backers would be significantly increased. Any efforts by our employees or faculty to form a union, whether or not successful, could increase our costs, which could also have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have recently named a new Chief Executive Officer, and any challenges during this transition may adversely impact our organization.

Our success to date has depended, and will continue to depend, largely on the skills, efforts and motivation of our executive officers. Our Chairman and Chief Executive Officer, Stephen Shank, has been our Chief Executive Officer since he founded Capella in 1991. We have announced that J. Kevin Gilligan will succeed Mr. Shank as CEO in early March 2009. Transitioning leadership of our company from the founder to a new CEO may cause strategic or operational challenges for our organization, the impact of which could adversely affect our business, financial condition, results of operations and cash flows.

Our learner population and revenues could decrease if the government tuition assistance offered to U.S. Armed Forces personnel is reduced or eliminated, if the tuition discounts which we offer to U.S. Armed Forces personnel are reduced or eliminated, or if our informal arrangements with any military bases deteriorate.

Active duty members of the U.S. Armed Forces are eligible to receive tuition assistance from the government, which they may use to pursue postsecondary degrees. We offer tuition discounts generally ranging from 10% to 15% to all members of the U.S. Armed Forces and immediate family members of active duty U.S. Armed Forces personnel. During 2008, we provided approximately $4.9 million of such discounts. We also have non-exclusive agreements with various educational institutions of the U.S. Armed Forces pursuant to which we have agreed to accept credits toward a Capella University degree from certain military educational programs. These agreements generally may be terminated by either party upon 30 to 45 days’ notice. Additionally, we have informal arrangements with several military bases pursuant to which the bases make information about Capella University available to interested service members. Each of these informal arrangements is not binding on either party and either party could end the arrangement at any time. If our informal arrangement with any military base deteriorates or ends, our efforts to recruit learners from that base will be impaired. In the event that governmental tuition assistance programs to active duty members of the U.S. Armed Forces are reduced or eliminated, if our tuition discount program which we offer U.S. Armed Forces personnel and their immediate family members is reduced or eliminated, or if our informal arrangements with any military base deteriorates, this could materially and adversely affect our revenues and results of operations.

If we do not maintain existing, and develop additional, relationships with employers, our future growth may be impaired.

We currently have relationships with large employers to provide their employees with the opportunity to obtain degrees through us while continuing their employment. These relationships are an important part of our strategy as they provide us with a steady source of potential working adult learners for particular programs and also serve to increase our reputation among high-profile employers. If we are unable to develop new relationships, or if our existing relationships deteriorate or end, our efforts to seek these sources of potential working adult learners will be impaired, and this could materially and adversely affect our business, prospects, financial condition, results of operations and cash flows.

Our business may be adversely affected by a general economic slowdown or recession in the U.S. or abroad.

The U.S. economy and the economies of other key industrialized countries currently are characterized by reduced economic activity, increased unemployment and substantial uncertainty about their financial services markets. The U.S. economy is in a recession and other key economies either are in or may be heading toward recession. In addition, homeowners in the U.S. have experienced an unprecedented reduction in wealth due to the decline in residential real estate values across much of the country. These events, particularly unemployment and residential real estate financing challenges, may reduce the number of courses taken simultaneously by each of our learners or otherwise reduce the demand for our programs and colloquia among learners, including among learners who receive financial aid and determine they are unwilling to incur additional debt during current economic conditions, regardless of financial aid availability. Further, these events may reduce the willingness of employers to sponsor educational opportunities for their employees. Any of these events could materially and adversely affect our business, financial condition, results of operations and cash flows. In addition, these events could adversely affect the ability or willingness of our former learners to repay student loans, which could increase our student loan cohort default rate and require increased time, attention and resources to manage these defaults.

An increase in interest rates or other decrease in loan availability could adversely affect our ability to attract and retain learners.

Approximately 75% of our revenues (calculated on a cash basis) for the year ended December 31, 2008, were derived from Title IV programs, which involve subsidized student borrowing. Additionally, some of our learners finance a portion of their education through private, unsubsidized borrowing. In addition, in the event Congress decreases the amount available for federal student aid, our learners may have to pay higher, unsubsidized interest rates. Any future increase in interest rates or other decrease in loan availability (whether as a result of government action or credit market conditions) will result in a corresponding increase in educational costs to our existing and prospective learners, which could result in a significant reduction in our learner population and revenues.

Disruptions in FFELP or other changes in the federal student lending environment could restrict or limit our learners’ access to federal student loans, thereby materially impacting our enrollment and revenue.

The Title IV federal financial aid received by our learners is administered through the Federal Family Education Loan Program (FFELP), which enables private sector lenders to make federally guaranteed student loans. In response to both Congressional subsidy cuts and instability in the credit markets, a certain number of FFELP lenders have recently either withdrawn from the program or limited the borrowers to whom they will make student loans. Some of the lenders who have withdrawn from or limited access to FFELP loans had previously made loans to certain of our learners. To date, our learners have been able to continue to access FFELP loans through other program participants; however, there is no assurance that they will be able to continue to do so if additional disruptions occur in FFELP or other federal student lending options, such as the Federal Direct Lending Program (FDLP). If our learners are unable to utilize FFELP or FDLP loans, either through lack of accessibility, system overload or disruptions, or prohibitive cost increases, our enrollment and revenue would be materially reduced.

The significant uncertainty about the asset portfolios of companies in both the U.S. and worldwide financial services sector, dramatic volatility in trading markets and recent failures and near failures of financial institutions may adversely impact our investment portfolio and investment returns.

The recent failures, bankruptcies, rescues and distressed acquisitions of previously highly rated financial institutions such as Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), American International Group, Inc., Lehman Brothers Holdings Inc., The Bear Stearns Companies Inc., Merrill Lynch & Co., Inc., Washington Mutual Savings Bank and Wachovia Corporation, indicate a possibly dramatic realignment of companies in the financial services sector and reflect the market’s lack of a clear understanding of the financial health of financial institutions. Many widely-held investments previously rated investment grade have declined in value precipitously and unexpectedly within the past year, resulting in substantial trading and investment losses for corporate and other investors. To avoid these risks, investors have favored securities issued or guaranteed by the U.S. government, which has resulted in reduced yields on these and other investments considered to be lower risk. Although we generally employ a conservative investment strategy, we may incur investment losses as a result of these unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters occupies approximately 349,400 square feet in Minneapolis, Minnesota, under a lease which expires in October 2015. Renewal terms under this lease allow for us to extend the current lease for up to two additional five-year terms. We also lease approximately 91,500 square feet in a second facility in Minneapolis that previously housed our enrollment services and learner services functions. That lease expires in February 2009 and will not be renewed. We believe our existing facilities are adequate for current requirements and that additional space can be obtained on commercially reasonable terms to meet future requirements.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were voted upon by shareholders during the fourth quarter of 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning our executive officers as of February 24, 2009 and persons chosen to become executive officers:

Name	Age	Position
Stephen G. Shank	65	Chairman and Chief Executive Officer (Mr. Shank also serves as Chancellor and as a director of Capella University)
Michael J. Offerman	61	Senior Vice President and Vice Chair of External Initiatives
Lois M. Martin	46	Senior Vice President and Chief Financial Officer
Scott M. Henkel	54	Senior Vice President, Operations and Chief Information Officer
Gregory W. Thom	52	Vice President, General Counsel and Secretary
Sally B. Chial	48	Senior Vice President, Human Resources
Christopher Cassirer	44	Senior Vice President (Dr. Cassirer also serves as President of Capella University)
J. Kevin Gilligan	54	Appointed Chief Executive Officer, effective March 2, 2009

Stephen G. Shank founded our company in 1991 and has been serving as our Chairman and Chief Executive Officer since that time. We have announced that Mr. Shank will be retiring from his role as CEO in early March 2009, at which time he will be succeeded by J. Kevin Gilligan. Mr. Shank will remain as Chairman of our Board of Directors. Mr. Shank also has been serving as Chancellor of Capella University since 2001. Mr. Shank has been a director of Capella University from 2006 until the present and from 1993 through 2003. Mr. Shank served as emeritus director of Capella University from 2003 to 2006. From 1979 to 1991, Mr. Shank was Chairman and Chief Executive Officer of Tonka Corporation, an NYSE-listed manufacturer of toys and games. Mr. Shank is a member of the board of directors of Tennant Company, an NYSE-listed manufacturer of cleaning solutions. Mr. Shank earned a B.A. from the University of Iowa, an M.A. from the Fletcher School, a joint program of Tufts and Harvard Universities, and a J.D. from Harvard Law School.

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

Lois M. Martin joined our company in 2004 and has been serving as our Senior Vice President and Chief Financial Officer since that time. From 2002 to 2004, Ms. Martin served as Executive Vice President and Chief Financial Officer at World Data Products, and from 1993 to 2001, Ms. Martin served in a number of executive positions, including Senior Vice President and Chief Financial Officer, at Deluxe Corporation. Ms. Martin is a member of the board of directors of ADC, Inc., a publicly held global supplier of network infrastructure, and MTS Systems Corporation, a publicly held global manufacturer of mechanical testing solutions. She was also a member of the board of directors of eFunds Corporation, an NYSE-listed company offering integrated information, payment and technology solutions, in 2000. From 1996 to 2001, Ms. Martin also served as Secretary/Treasurer for the Deluxe Corporation Foundation and the W.R. Hotchkiss Foundation, a provider of education and other grant funding to non-profit organizations. Ms. Martin began her career at Coopers and Lybrand (now PricewaterhouseCoopers LLP), where she earned her C.P.A. designation. Ms. Martin earned a B.A. from Augustana College, where she currently serves on the Board of Trustees.

Scott M. Henkel joined our company in 2004 and since February 2008 he has been serving as our Senior Vice President, Operations and Chief Information Officer. Prior to that time, he served as our Vice President and

Chief Information Officer. From 1994 to 2003, Mr. Henkel served as Chief Information Officer and Vice President of Software Engineering at Datacard Group. Mr. Henkel earned a B.A. from Metropolitan State University and an M.B.A. in finance from the College of St. Thomas.

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

Sally B. Chial joined our company in 2007 and currently serves as our Senior Vice President of Human Resources. From 2007 to February 2009, Ms. Chial was our Vice President of Human Resources. She was previously a member of the Senior Leadership Teams for Organizational Effectiveness and Human Resources at Cargill from 2004 to 2007 and served as one of the company’s lead human resource managers from 2001 to 2004. Ms. Chial earned a Bachelor of Arts with an emphasis on human resources and finance from Metropolitan State University, and a Master of Arts in public administration, with an emphasis on human resources and organizational development, from Hamline University.

Dr. Christopher Cassirer joined our company in 2005 and currently serves as Senior Vice President. Dr. Cassirer is also president of Capella University, a position he assumed in February 2009. From May 2008 to February 2009, Dr. Cassirer served as acting president of Capella University. He was also elected to Capella University’s Board of Directors in October 2008. He joined Capella University’s School of Human Services as a faculty director in 2005 and was appointed dean of the school in 2006. Previously, Dr. Cassirer was an associate professor and director in the Department of Health Services Management and Leadership at The George Washington University from 2003 to 2005; chair of executive studies and associate professor of healthcare management at the University of Minnesota’s Carlson School of Management from 1999 to 2003; co-founder and former CEO of the Partnership for Patient Safety in Chicago from 1999 to 2000; and assistant vice president for knowledge services with MMI Companies Inc. from 1998 to 1999. Dr. Cassirer earned his Doctor of Science in Health Policy and Management and completed his post-doctoral training at Johns Hopkins Bloomberg School of Public Health. He earned a Master of Public Health in Health Policy from the Yale University School of Medicine and a Bachelor of Arts in Psychology from Rutgers University.

J. Kevin Gilligan will be joining our company in March 2009 to serve as our Chief Executive Officer and as a member of our board of directors. He was previously the Chief Executive Officer of United Subcontractors, Inc., a nationwide construction services company, from 2004 until February 2009. From 2001 to 2004, Mr. Gilligan served as President and Chief Executive Officer of the Automation and Control Solutions Group of Honeywell International, a diversified technology and manufacturing company. From 2000 to 2001, Mr. Gilligan served as President of the Home and Building Control Division of Honeywell International. He also served as president of the Solutions and Services Division of Honeywell International from 1997 to 1999 and as Vice President and General Manager of the North American Region of the Home and Building Control Division from 1994 to 1997. Mr. Gilligan is a member of the board of directors for Graco Inc., a publicly held manufacturer and supplier of fluid handling equipment, and until February 2009 was a member of the board and the lead independent director for ADC, Inc., a publicly held global supplier of network infrastructure . Mr. Gilligan earned a B.A. from Boston College.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “CPLA.” The following table sets forth, for the periods indicated, the high and low sales price of the Company’s common stock as reported on the Nasdaq Global Market.

	High	Low
2008
First Quarter (January 1, 2008 – March 31, 2008)	$69.81	$50.82
Second Quarter (April 1, 2008 – June 30, 2008)	$66.85	$54.28
Third Quarter (July 1, 2008 – September 30, 2008)	$63.14	$41.00
Fourth Quarter (October 1, 2008 – December 31, 2008)	$61.17	$34.78

2007
First Quarter (January 1, 2007 – March 31, 2007)	$35.70	$24.46
Second Quarter (April 1, 2007 – June 30, 2007)	$47.33	$31.42
Third Quarter (July 1, 2007 – September 30, 2007)	$57.99	$38.25
Fourth Quarter (October 1, 2007 – December 31, 2007)	$75.38	$55.03

Holders

As of January 31, 2009, there were approximately 35 holders of record of our common stock.

Dividends

Except for the special distribution paid in connection with our IPO in 2006, we have not declared or paid, and do not anticipate declaring or paying, any cash dividends on our common stock in the foreseeable future. The payment of any dividends in the future will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, earnings, capital requirements, contractual restrictions, outstanding indebtedness and other factors deemed relevant by our board.

Performance Graph

The following graph shows a comparison from November 10, 2006 (the date our common stock commenced trading on the Nasdaq Global Market) through December 31, 2008 of cumulative total return for our common stock, companies we deem to be in our industry peer group, and the Nasdaq Composite Index. The companies included in the industry peer group consist of American Public Education, Inc. (APEI), Apollo Group, Inc. (APOL), ITT Education Services, Inc. (ESI), and Strayer Education, Inc. (STRA). There were no changes to our industry peer group in 2008. APEI became a public company and commenced trading their common stock on November 9, 2007; therefore, we commenced including them in our peer group as of that date. The returns set forth on the following graph are based on historical results and are not intended to suggest future performance. The performance graph assumes $100 was invested on November 10, 2006 in either our common stock, the companies in our peer group, or the Nasdaq Composite Index. Data for the Nasdaq Composite and our peer group assume reinvestment of dividends. There has not been a record date for dividends to be paid on our common stock since it commenced trading on the Nasdaq Global Market, and we have no present plans to declare any dividends.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended December 31, 2008, the Company used $4.1 million to repurchase shares of common stock under its repurchase program. The Company’s repurchase program was announced on July 30, 2008 for repurchases up to an aggregate amount of $60.0 million in value of common stock with no expiration date. As of December 31, 2008, we had purchased 0.2 million shares under this program at an average price of $46.03 totaling $8.3 million. The Company’s remaining authorization for common stock repurchases was $51.7 million at December 31, 2008.

A summary of the Company’s share repurchases during the quarter is set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
10/1/2008 to 10/31/2008	68,304	$39.73	68,304	$53,088,581
11/1/2008 to 11/30/2008	24,588	$48.63	24,588	$51,892,856
12/1/2008 to 12/31/2008	3,485	$52.42	3,485	$51,710,164

Total	96,377	$42.46	96,377	$51,710,164

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated financial and operating data as of the dates and for the periods indicated. You should read this data together with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Annual Report of Form 10-K. The selected consolidated statement of operations data for each of the years in the three-year period ended December 31, 2008, and the selected consolidated balance sheet data as of December 31, 2008 and 2007, have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2005 and 2004, and selected consolidated balance sheet data as of December 31, 2006, 2005 and 2004, have been derived from our audited consolidated financial statements not included in this Annual Report of Form 10-K. Historical results are not necessarily indicative of the results of operations to be expected for future periods.

	Year Ended December 31,
	2008(a)	2007(a)	2006(a)	2005	2004
	(In thousands, except per share and enrollment data)
Statement of Operations Data:
Revenues	$272,295	$226,236	$179,881	$149,240	$117,689
Costs and expenses:
Instructional costs and services	120,347	100,129	83,627	71,243	58,850
Marketing and promotional	82,733	69,779	56,646	45,623	35,089
General and administrative	29,113	26,378	21,765	17,501	13,885

Total costs and expenses	232,193	196,286	162,038	134,367	107,824

Operating income	40,102	29,950	17,843	14,873	9,865
Other income, net	4,061	4,903	4,472	2,306	724

Income before income taxes	44,163	34,853	22,315	17,179	10,589
Income tax expense (benefit)	15,375	12,069	8,904	6,929	(8,196)

Net income	$28,788	$22,784	$13,411	$10,250	$18,785

Net income per common share:
Basic	$1.71	$1.39	$1.09	$0.89	$1.68
Diluted	$1.66	$1.33	$1.06	$0.86	$1.62
Weighted average number of common shares outstanding:
Basic	16,835	16,396	12,271	11,476	11,189
Diluted	17,322	17,141	12,629	11,975	11,599
Other Data:
Depreciation and amortization(b)	$12,246	$9,772	$8,195	$6,474	$5,454
Net cash provided by operating activities	$44,836	$37,179	$28,901	$28,940	$16,049
Capital expenditures	$14,375	$16,061	$15,354	$9,079	$7,541
EBITDA(c)	$52,348	$39,722	$26,038	$21,347	$15,319
Enrollment(d)	26,883	22,316	17,976	14,613	12,252

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$123,597	$143,767	$87,661	$72,133	$49,980
Working capital(e)	113,409	129,422	69,147	53,718	37,935
Total assets	179,556	200,275	129,314	106,562	80,026
Long term liabilities	7,921	7,010	4,151	2,366	8
Total redeemable preferred stock	—	—	—	57,646	57,646
Shareholders’ equity (deficit)	140,837	156,874	93,745	14,414	(5)

(a)	Operating income, income before income taxes and EBITDA for the years ended December 31, 2008, 2007 and 2006 included $4.3 million, $3.4 million and $4.2 million of stock-based compensation expense recognized under FAS 123(R). Net income and net income per common share for the years ended December 31, 2008, 2007 and 2006 included $3.0 million, $2.6 million and $3.1 million of stock-based compensation expense recognized under FAS 123(R). In accordance with the modified prospective transition method provided under FAS 123(R), our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).

(b)	Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets. Amortization includes amounts related to purchased software, capitalized website development costs and internally developed software.

(c)	EBITDA consists of net income minus other income, net plus income tax expense (benefit) and plus depreciation and amortization. Other income, net consists primarily of interest income earned on marketable securities, net of any interest expense for capital leases and notes payable. We use EBITDA as a measure of operating performance. However, EBITDA is not a recognized measurement under U.S. generally accepted accounting principles, or GAAP, and when analyzing our operating performance, investors should use EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow, as it does not consider certain cash requirements such as tax payments.

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

The following table provides a reconciliation of net income to EBITDA:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Net income	$28,788	$22,784	$13,411	$10,250	$18,785
Other income, net	(4,061)	(4,903)	(4,472)	(2,306)	(724)
Income tax expense (benefit)	15,375	12,069	8,904	6,929	(8,196)
Depreciation and amortization	12,246	9,772	8,195	6,474	5,454

EBITDA	$52,348	$39,722	$26,038	$21,347	$15,319

(d)	Enrollment reflects the total number of learners registered in a course as of the last day of classes for such periods.

(e)	Working capital is calculated by subtracting total current liabilities from total current assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the consolidated financial statements and the related notes included elsewhere in this report.

Overview

Background

We are an exclusively online postsecondary education services company. Our wholly owned subsidiary, Capella University, is a regionally accredited university that offers a variety of undergraduate and graduate degree programs primarily for working adults.

We were founded in 1991, and in 1993 we established our wholly owned university subsidiary, then named The Graduate School of America, to offer doctoral and master’s degrees through distance learning programs in management, education, human services and interdisciplinary studies. In 1995, we launched our online format for delivery of our doctoral and master’s degree programs over the Internet. In 1997, our university subsidiary received accreditation from the North Central Association of Colleges and Schools (later renamed The Higher Learning Commission of the North Central Association of Colleges and Schools). In 1998, we began the expansion of our original portfolio of academic programs by introducing doctoral and master’s degrees in psychology and a master of business administration degree. In 1999, to expand the reach of our brand in anticipation of moving into the bachelor’s degree market, we changed our name to Capella Education Company and the name of our university to Capella University. In 2000, we introduced our bachelor’s degree completion program in information technology, which provided instruction for the last two years of a four-year bachelor’s degree. In 2001, we introduced our bachelor’s degree completion program in business. In 2004, we introduced our four-year bachelor’s degree programs in business and information technology, as well as three master’s-level specializations in education targeted at K-12 teachers. At December 31, 2008, we offered over 1,020 courses and 22 degree programs with 111 specializations at the undergraduate and graduate levels to more than 26,800 learners.

In November 2006, we completed an initial public offering of our common stock. In May 2007, we completed a follow-on offering of our common stock. We implemented an enterprise resource planning (ERP) system from 2006 through 2008 in which the final module was implemented in July 2008. During the first half of 2008 we commenced and completed a $50.0 million stock repurchase program, and during the second half of 2008 we commenced an additional stock repurchase program for up to $60.0 million of our common stock.

Our key financial results metrics

Revenues. Revenues consist principally of tuition, application and graduation fees, and commissions we earn from bookstore and publication sales. During each of 2008, 2007 and 2006 tuition represented approximately 98.5% of our revenues. Factors affecting our revenues include: (i) the number of enrollments; (ii) the number of courses per learner; (iii) our degree and program mix; (iv) the number of programs and specializations we offer; (v) annual tuition adjustments; and (vi) the number of colloquia events and enrollments at each event.

Enrollments for a particular time period are defined as the number of learners registered in a course on the last day of classes within that period. We offer monthly start options for newly enrolled learners. Learners who start their program in the second or third month of a quarter transition to a quarterly schedule beginning in their second quarter. Enrollments are a function of the number of continuing learners at the beginning of each period and new enrollments during the period, which are offset by graduations, withdrawals and inactive learners during the period. Inactive learners for a particular period include learners who are not registered in a class and, therefore, are not generating revenues for that period, but who have not withdrawn from Capella University. We believe that our enrollments are influenced by the attractiveness of our program offerings and learning experience, the effectiveness of our marketing and recruiting efforts, the quality of our instructors, the number of programs and specializations we offer, the availability of federal and other funding, the length of our educational programs, the seasonality of our enrollments and general economic conditions. The bachelor’s program is currently our fastest growing program and we believe demand dynamics for the bachelor’s program may be strengthened by the current economic environment.

The following is a summary of our learners as of the last day of classes for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
Doctoral	9,723	8,573	7,473
Master’s	12,388	10,032	7,685
Bachelor’s	4,635	3,595	2,729
Other	137	116	89

Total	26,883	22,316	17,976

Tuition and Fees. Our tuition rates vary by type and length of program and by degree level, such as doctoral, master’s or bachelor’s. For all master’s and bachelor’s programs and for selected doctoral programs, tuition is determined by the number of courses taken by each learner. For the 2007-2008 academic year (the academic year that began in July 2007), prices per course generally ranged from $1,540 to $2,060. The price of the course will vary based upon the number of credit hours, the degree level of the program and the discipline. For the 2007-2008 academic year, the majority of doctoral programs were priced at a fixed quarterly amount of $4,176 per learner, regardless of the number of courses in which the learner was registered. The fixed quarterly tuition for doctoral learners in their comprehensive exam or dissertation was $3,505. The reduced tuition rate for doctoral learners who have paid for 16 quarters, completed all coursework except for their comprehensive exam or dissertation and met all colloquia requirements was $875 per quarter. Based on prices from the 2007-2008 academic year, we estimate that tuition is in the mid $50,000 range for a full four-year bachelor’s program, from approximately $18,000 to $36,000 for a master’s program, and from approximately $38,000 to $61,000 for a doctoral program. These amounts and ranges assume no reductions for transfer credits. Many of our learners reduce their total program costs at Capella University by transferring credits earned at other institutions.

Tuition increases generally ranged from 3% to 8% in the 2007-2008 academic year as compared to the prior academic year. Tuition increases have not historically been, and may not in the future be, consistent across our programs and specializations due to market conditions or changes in operating costs that have an impact on price adjustments of individual programs or specializations.

Capella University implemented a tuition increase generally ranging from 2% to 5% for the 2008-2009 academic year (the academic year that began in July 2008). The price increase resulted in prices per course generally ranging from $1,620 to $2,120 for master’s, bachelor’s and certificate programs. The majority of doctoral programs were priced at a fixed quarterly amount of $4,335 per learner, regardless of the number of courses in which the learner was registered. The fixed quarterly tuition for doctoral learners in their comprehensive exam or dissertation increased to $3,690. The reduced tuition rate for doctoral learners who have paid for 16 quarters, completed all coursework except for their comprehensive exam or dissertation and met all colloquia requirements increased to $960 per quarter. Based on prices from the 2008-2009 academic year, we estimate that tuition is in the mid $50,000 range for a full four-year bachelor’s program, from approximately $20,000 to $41,000 for a master’s program, and from approximately $42,000 to $63,000 for a doctoral program. These amounts and ranges assume no reductions for transfer credits. Many of our learners reduce their total program costs at Capella University by transferring credits earned at other institutions.

“Other” in the table above refers primarily to certificate-seeking learners. Certificate programs generally consist of four courses, and the price of a course depends on the number of credit hours, the degree level of the program and the discipline. For the 2007-2008 academic year, prices per course in certificate programs generally ranged from $1,580 to $2,060. For the 2008-2009 academic year, prices per course in certificate programs did not change.

A large portion of our learners rely on funds received under various government-sponsored student financial aid programs, predominantly Title IV programs, to pay a substantial portion of their tuition and other education-related expenses. In the years ended December 31, 2008, 2007, and 2006, approximately 75%, 74% and 71%, respectively, of our revenues (calculated on a cash basis) were attributable to funds derived from Title IV programs. In addition to Title IV funding, our learners receive financial aid from other governmental sources, tuition reimbursement from their employers or the Department of Defense or finance their education with their own funds or through private financing institutions.

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

Other income, net. Other income, net consists primarily of interest income earned on cash, cash equivalents and marketable securities.

Factors affecting comparability

We set forth below selected factors that we believe have had, or are expected to have, a significant effect on the comparability of recent or future results of operations:

Introduction of new programs and specializations. At December 31, 2005, learners seeking doctoral degrees represented approximately 44% of our enrollment, while learners seeking master’s and bachelor’s degrees represented approximately 39% and 16% of our enrollment, respectively. The higher concentration of learners in doctoral programs reflects our early emphasis on these programs. In 2006, we introduced three specializations in master’s in business administration, including healthcare management, two bachelor’s level specializations in accounting and information assurance and security, and two doctoral specializations in education servicing K-12 teachers. In 2007, we launched six new degree programs and 31 new specializations across our three vertical markets, including doctoral, master’s, and bachelor’s level programs in Public Safety and nine PhD specializations. At December 31, 2007, learners seeking doctoral, master’s and bachelor’s degrees represented approximately 38%, 45% and 16%, respectively, of our enrollment. In 2008, we launched three new degree programs including a PhD in Counselor Education and Supervision and a Master’s degree in both Human Resource Management and Organizational Development. We also introduced 10 new specializations across our three vertical markets. We continue to see a slight mix shift in our enrollments from doctoral programs to master’s and bachelor’s programs. Relative to our doctoral programs, our master’s and bachelor’s programs have lower revenue per learner and higher marketing and promotional, learner recruitment and support costs. At December 31, 2008, learners seeking doctoral, master’s and bachelor’s degrees represented approximately 36%, 46% and 17%, respectively, of our enrollment.

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

Critical Accounting Policies and Use of Estimates

The discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, contingencies, stock-based compensation expense, other than temporary impairments and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.

We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition. Tuition revenue represented approximately 98.5% of our revenues recognized for each of the years ended December 31, 2008, 2007 and 2006. Course tuition revenue is deferred and recognized as revenue ratably over the period of instruction, which is generally from one and a half to three months. Colloquia tuition revenue is recognized over the length of the colloquia, which ranges from two days to two weeks. Deferred revenue in any period represents the excess of tuition and fees received as compared to tuition and fees recognized in revenue on the consolidated statement of operations and is reflected as a current liability on our consolidated balance sheet.

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

As of December 31, 2008 and 2007, the allowance for doubtful accounts was approximately $1.4 million, and $1.0 million respectively. During 2008, 2007, and 2006, we recognized bad debt expense of $5.2 million, $3.6 million and $2.9 million, respectively.

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

Stock-based compensation. On January 1, 2006, we adopted FAS 123(R) using the modified prospective method, which requires the measurement and recognition of compensation expense for stock-based payment awards made to employees and directors, including employee stock options, based on estimated fair values of the share award on the date of grant. In March 2005, the Securities and Exchange Commission issued SAB 107, relating to FAS 123(R). We have applied the provisions of SAB 107 in our adoption of FAS 123(R). Under FAS 123(R), the amount of compensation expense will vary depending on numerous factors, including the number and vesting period of option grants, the expected life of the grants, the publicly traded stock price of the security underlying the options, the volatility of the stock price and the estimated forfeiture rate.

Prior to our initial public offering in November 2006, the valuation used to determine the fair market value of our common stock at each grant date was performed internally and contemporaneously with the issuance of the stock options. We issued options in January 2006 through September 30, 2006 that were priced at $20.00 per share of common stock.

The fair value of our service-based stock options was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2008	2007	2006
Expected life (in years)(1)	4.75	4.25-4.75	4.25-6.25
Expected volatility(2)	43.8%	45.3%-46.6%	45.6%
Risk-free interest rate(3)	2.9-3.2%	4.0-4.7%	4.4-5.1%
Dividend yield(4)	0.0%	0.0%	0.0%
Weighted-average fair value of options granted	$23.85	$20.72	$9.84

(1)	For the years ended December 31, 2008, 2007 and 2006, the expected option life was determined using the simplified method for estimating expected option life for service-based stock options.

(2)	As our stock had not been publicly traded prior to November 2006, the expected volatility assumption for the years ended December 31, 2008, 2007 and 2006 reflects a detailed evaluation of the stock price of our peer group of public postsecondary education companies for a period equal to the expected life of the options, starting from the date they went public.

(3)	The risk-free interest rate assumption is based upon the U.S. Treasury zero coupon yield curve on the grant date for a maturity similar to the expected life of the options.

(4)	The dividend yield assumption is based on our history and expectation of regular dividend payments.

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

Stock-based compensation expense recognized during the years ended December 31, 2008, 2007 and 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of, December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123 and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

In determining stock-based compensation expense, FAS 123(R) will continue to require significant management judgment and assumptions concerning such factors as expected term, expected volatility and forfeitures.

Marketable Securities—Other than temporary impairments. Available-for-sale marketable securities are carried at fair value as determined by quoted market prices or other observable inputs that are either directly or indirectly observable in the marketplace for identical or similar assets, with unrealized gains and losses, net of tax, reported as a separate component of shareholders’ equity. Management reviews the fair value of the portfolio at least monthly, and evaluates individual securities for declines in fair value that may be other-than-temporary, considering factors such as current and expected future interest rates, external credit ratings, interest and dividend payments, the performance of underlying collateral, if any, the financial health of the issuer and other pertinent information, including current developments with respect to the issuer, as well as the duration of the decline and management’s intent and ability to hold the security. If declines are deemed other-than-temporary, an impairment loss is recognized and the current fair value becomes the new cost basis. Unrealized losses considered to be other-than-temporary are recognized in earnings.

Accounting for income taxes. We adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no adjustment in the liability for unrecognized income tax benefits. At both the adoption date of January 1, 2007 and December 31, 2007, we had $0.3 million of total gross unrecognized tax benefits. Of this total, $0.2 million (net of the federal benefit on state issues), represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. As of December 31, 2008, we had $0.4 million of total gross unrecognized tax benefits. Of this total, $0.3 million (net of the federal benefit on state issues), represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. During 2008, the Internal Revenue Service (IRS) commenced an income tax audit as well as an employment tax audit of Capella University. In addition, several states have commenced income tax audits.

The Company continues to recognize interest and penalties related to uncertain tax positions in income tax expense. Upon adoption of FIN 48, the Company had less than $1 thousand of accrued interest related to uncertain tax positions. The Company recognized $0.1 million and $21 thousand in interest and penalties related to uncertain tax positions in income tax expense during the years ended December 31, 2008 and 2007, respectively.

For federal purposes, the statute of limitations remains open on tax years 2005-2007. In addition, for federal purposes, tax years 2000-2002 remain open to examination as a result of earlier net operating losses being utilized in recent years. The statute of limitations remains open on the earlier years for three years subsequent to the utilization of net operating losses. For state purposes, the statute of limitations remains open in a similar manner for states that have generated net operating losses.

The Company does not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months. In September 2008, the statute of limitations expired on federal issues related to tax years 1998-1999 and tax years 2003-2004 with no material impact on the unrecognized tax benefits. In September 2009, the statute of limitations will expire on federal issues related to tax years 2000-2001 and tax year 2005 with no material impact expected on the unrecognized tax benefits.

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

Results of Operations

The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	Year Ended December 31,
	2008	2007	2006
Revenues	100.0%	100.0%	100.0%
Costs and expenses
Instructional costs and services	44.2	44.3	46.5
Marketing and promotional	30.4	30.8	31.5
General and administrative	10.7	11.7	12.1

Total costs and expenses	85.3	86.8	90.1

Operating income	14.7	13.2	9.9
Other income, net	1.5	2.2	2.5

Income before income taxes	16.2	15.4	12.4
Income tax expense	5.6	5.3	4.9

Net income	10.6%	10.1%	7.5%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues. Our revenues for the year ended December 31, 2008 were $272.3 million, representing an increase of $46.1 million, or 20.4%, as compared to revenues of $226.2 million for the year ended December 31, 2007. Of this increase, 16.9 percentage points were due to increased enrollments and 4.2 percentage points were due to tuition increases, which was partially offset by a 0.7 percentage point decrease due to a larger proportion of master’s and bachelor’s learners, who generated less revenue per learner than our doctoral learners. End-of-period enrollment increased 20.5% in 2008 compared to 2007. Tuition increases in 2008 generally ranged from 2% to 5% and were implemented during July 2008. Tuition increases in 2007 generally ranged from 3% to 8% and were implemented during July 2007.

Instructional costs and services expenses. Our instructional costs and services expenses for the year ended December 31, 2008 were $120.3 million, representing an increase of $20.2 million, or 20.2%, as compared to instructional costs and services expenses of $100.1 million for the year ended December 31, 2007. This increase was primarily due to higher instructional pay and learner support services resulting from increased enrollments. In addition, there were greater depreciation and learner support services expenses related to our ERP implementation and greater information technology expenses as a result of the mix of projects which resulted in higher expense versus capital ratios in 2008 compared to 2007.

Our instructional costs and services expenses as a percentage of revenues decreased by 0.1 percentage points to 44.2% for the year ended December 31, 2008, as compared to 44.3% for the year ended December 31, 2007. This improvement in 2008 was driven by a decrease in accrued bonus expense and a decrease in the ratio between faculty compensation and revenue, offset by higher financial aid support, learner support services, and depreciation expenses related to the ERP implementation.

Marketing and promotional expenses. Our marketing and promotional expenses for the year ended December 31, 2008 were $82.7 million, representing an increase of $13.0 million, or 18.6%, as compared to marketing and promotional expenses of $69.8 million for the year ended December 31, 2007. This increase was primarily attributable to greater spending in online media and recruitment staffing. Our marketing and promotional expenses as a percentage of revenues decreased by 0.4 percentage points to 30.4% for the year ended December 31, 2008, from 30.8% for the year ended December 31, 2007, primarily due to improved efficiencies in inquiry spending and a decrease in accrued bonus expense, partially offset by inefficiencies we experienced in the selling process earlier in the year as we implemented the ERP system.

General and administrative expenses. Our general and administrative expenses for the year ended December 31, 2008 were $29.1 million, representing an increase of $2.7 million, or 10.4%, as compared to general and administrative expenses of $26.4 million for the year ended December 31, 2007. This increase was primarily attributable to an increase in bad debt expense due to higher credit limits granted to learners in 2008 in recognition of inconveniences associated with the implementation of the ERP system and increased expense for certain other contingencies, offset by a decrease in accrued bonus expense.

Our general and administrative expenses as a percentage of revenues decreased by 1.0 percentage point to 10.7% for the year ended December 31, 2008, from 11.7% for the year ended December 31, 2007, due to a decrease in accrued bonus expense and information technology expenses as there were fewer employees dedicated to the ERP system implementation, partially offset by increased expense for certain other contingencies and an increase in bad debt expense due to higher credit limits granted to learners earlier in 2008 in recognition of inconveniences associated with the implementation of the ERP system.

Other income, net. Other income, net decreased by $0.8 million, or 17.2%, to $4.1 million for the year ended December 31, 2008, from $4.9 million for the year ended December 31, 2007. The decrease was principally due to lower interest rates partially offset by interest income on higher average cash, cash equivalents and marketable securities balances during 2008.

Income tax expense. We recognized tax expense for the year ended December 31, 2008 and 2007 of $15.4 million and $12.1 million, respectively, resulting in effective tax rates of 34.8% and 34.6%, respectively. The slight increase in our effective tax rate from 2007 to 2008 was primarily due to a decrease in the favorable impact of tax-exempt interest offset by a decrease in the impact of non-deductible FAS 123R expense related to incentive stock options.

Net income. Net income was $28.8 million for the year ended December 31, 2008, compared to net income of $22.8 million for the year ended December 31, 2007, an increase of $6.0 million, because of the factors discussed above.

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

Quarterly Results and Seasonality

The following tables set forth certain unaudited financial and operating data each quarter during the years ended December 31, 2008 and 2007. The unaudited information reflects all adjustments, which include only normal and recurring adjustments, necessary to present fairly the information shown.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except for per share and enrollment data)
2008
Revenues	$65,251	$66,049	$65,239	$75,756
Operating income	7,112	8,664	7,936	16,390
Net income	5,488	6,358	5,776	11,166
Net income per common share:
Basic	$0.32	$0.38	$0.35	$0.67
Diluted	$0.31	$0.37	$0.34	$0.66
Enrollment	23,496	23,733	24,063	26,883

2007
Revenues	$52,824	$53,918	$55,530	$63,964
Operating income	5,000	5,963	6,323	12,664
Net income	3,844	4,783	5,062	9,095
Net income per common share:
Basic	$0.24	$0.29	$0.30	$0.53
Diluted	$0.23	$0.28	$0.29	$0.51
Enrollment	19,151	19,942	20,268	22,316

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

In addition to our recurring seasonal patterns described above, our quarterly revenue may be impacted by the timing of our colloquia tuition revenue, as evidenced in the first and second quarters of 2008, resulting from two days to two week long gatherings of our doctoral learners for in-depth, face-to-face instruction. We typically have eight to ten colloquia per year. Our quarterly operating results may fluctuate in the future based on the timing and number of our colloquia.

Liquidity and Capital Resources

Liquidity

We financed our operating activities and capital expenditures during the years ended December 31, 2008, 2007 and 2006 primarily through cash provided by operating activities. Our cash, cash equivalents and marketable securities were $123.6 million and $143.8 million at December 31, 2008 and 2007 respectively.

We maintain an unsecured $10.0 million line of credit with Wells Fargo Bank. The line of credit expires on June 30, 2009. There have been no borrowings to date under this line of credit. Any borrowings would bear interest at a rate of either LIBOR plus 2.5% or the bank’s prime rate, at our discretion on the borrowing date. An unsecured letter of credit in the amount of $1.1 million, which expires on July 31, 2009, was issued under the $10.0 million line of credit in favor of the Department of Education in connection with its annual review of student lending activities.

A significant portion of our revenues are derived from Title IV programs. Federal regulations dictate the timing of disbursements under Title IV programs. Learners must apply for new loans and grants each academic year, which starts July 1. Loan funds are generally provided by lenders in multiple disbursements for each academic year. The disbursements are usually received by the start of the second week of the term. These factors, together with the timing of our learners beginning their programs, affect our operating cash flow. Based on current market conditions and recent regulatory or legislative actions, we do not anticipate any significant disruptions in the availability of Title IV funding for our learners.

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash, cash equivalents and marketable securities, will provide adequate funds for ongoing operations and planned capital expenditures for the foreseeable future. If needed, to fund our operations or to fund strategic investments, we also believe that we could further supplement our liquidity position with debt.

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2008 was $44.8 million, compared to $37.2 million for the year ended December 31, 2007. The increase was primarily due to increased net income of $6.0 million, $4.0 million increase in deferred revenue due to higher revenue year over year and an increase in new enrollments during the fourth quarter 2008, increased cash flow from the change in prepaid expenses due to a large prepaid marketing invoice at the end of 2007, increased depreciation expense due to the ERP implementation of $2.5 million, and $6.6 million fewer excess tax benefits from stock option exercises due to fewer stock option exercises in 2008 than in 2007. These increases were partially offset by a decrease in accounts payable and accrued liabilities, which was comprised primarily of an $8.0 million decrease in cash flows from the change in amounts and components of accrued bonus expense, $3.9 million decrease from timing of accounts payable and a $1.8 million decrease in accrued instructional payments related to a change in payment timing.

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

Investing Activities

Our cash used in investing activities is primarily related to the purchase of property and equipment and investment in marketable securities. Net cash used in investing activities was $24.6 million, $34.1 million and $22.0 million for the years ended December 31, 2008, 2007, and 2006, respectively. Investment in marketable securities at December 31, 2008 consisted of purchases, sales and maturities of tax-exempt municipal securities. Net purchases of these securities were $10.2 million $18.0 million, and $6.6 million during the years ended December 31, 2008, 2007, and 2006, respectively. We believe that the credit quality and liquidity of our investment portfolio is currently strong. Due to current market conditions, the unrealized gains and losses of the portfolio may remain volatile as supply/demand fluctuations impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity. But even with this approach, we may incur investment losses as a result of unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Capital expenditures were $14.4 million, $16.1 million, and $15.4 million for the years ended December 31, 2008, 2007, and 2006, respectively. The decrease in 2008 was primarily due to the mix of projects as a result of the completion of the ERP implementation in 2008. The increase from 2006 to 2007 was due to the investments in integrating most of our business systems with our ERP system. We expect 2009 capital expenditures to decrease from 2008 levels to approximately 4 to 5 percent of revenue, as our heavy capital investment period in our systems infrastructure was completed in 2008.

We lease all of our facilities. We expect to make future payments on existing leases from cash generated from operations.

Financing Activities

Net cash used in financing activities was $49.6 million for the year ended December 31, 2008 and net cash provided by financing activities was $35.0 million and $1.6 million for the years ended December 31, 2007 and 2006, respectively. Financing activities during 2008 were primarily related to the repurchase of common stock in the amount of $58.3 million, partially offset by $6.2 million in proceeds from stock option exercises and $2.5 million in excess tax benefits from stock option exercises. Financing activities during 2007 were primarily related to proceeds of $15.0 million from stock option exercises and the related excess tax benefits of $9.1 million, and net cash proceeds from our follow-on offering of common stock of $10.9 million, after deducting underwriter commissions and offering expenses. Financing activities during 2006 were primarily related to net cash proceeds from our initial public offering, after deducting underwriter commissions and offering expenses, of

$76.5 million and net proceeds of $0.4 million from stock option exercises. Net proceeds from the initial public offering were largely offset by the special distribution paid in November 2006 of $72.6 million and $2.7 million of payments on two notes payable, which we entered into in 2005 to finance asset purchases related to our enterprise resource planning system.

Contractual Obligations

The following table sets forth, as of December 31, 2008, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating leases(a)	$34,698	$4,023	$9,690	$10,658	$10,327

Total contractual obligations	$34,698	$4,023	$9,690	$10,658	$10,327

(a)	Minimum lease commitments for our headquarters and miscellaneous office equipment.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2008, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $0.4 million of unrecognized tax benefits have been excluded from the Contractual Obligations table above. See Note 10 to the Consolidated Financial Statements for a discussion of income taxes.

Regulation and Oversight

We perform periodic reviews of our compliance with the various applicable regulatory requirements. We have not been notified by any of the various regulatory agencies of any significant noncompliance matters that would adversely impact its ability to participate in Title IV programs, however, the Office of Inspector General (OIG) has conducted a compliance audit of Capella University for the three financial aid years 2002-2003 through 2004-2005. The audit commenced on April 10, 2006 and we subsequently provided the OIG with periodic information, responded to follow up inquiries and facilitated site visits and access to the Company’s records. The OIG completed its field work in January 2007 and the Company received a draft audit report on August 23, 2007. Capella University provided written comments on the draft audit report to the OIG on September 25, 2007. On March 7, 2008, the OIG’s final report was issued to the Acting Chief Operating Officer (COO) for Federal Student Aid (FSA), which is responsible for primary oversight of the Title IV funding programs. We responded to the final report on April 8, 2008. Recently, the Company provided FSA staff with certain requested information for financial aid years 2002-2003 through 2006-2007. The FSA will subsequently issue final findings and requirements for Capella University. The FSA may take certain actions, including requiring that we refund certain federal student aid funds, requiring us to modify our Title IV administration procedures, and/or requiring us to pay fines or penalties.

Based on the final audit report for the financial aid years 2002-2003 through 2004-2005, the most significant potential financial exposure pertains to repayments to the Department of Education that could be required if the FSA concludes that Capella University did not properly calculate the amount of Title IV funds required to be returned for learners that withdrew without providing an official notification of such withdrawal and without engaging in the course room prior to such withdrawal. If the FSA determines that Capella University improperly withheld any portion of these funds, Capella University would be required to return the improperly withheld funds. We and the OIG have differing interpretations of the relevant regulations regarding what constitutes engagement in the unofficial withdrawal context. As we interpret the engagement requirement, the Company currently estimates that for the three year audit period, and for the subsequent aid years through 2007-2008, the total amount of Title IV funds not returned—for learners who withdrew without providing official notification and without engaging as required in the relevant regulations—was approximately $1.0 million including interest, but not including fines and penalties. If this difference of interpretation is ultimately resolved in a manner adverse to us, then the total amount of Title IV funds not returned for learners who withdrew without providing official notification would be greater than the amount we have currently estimated.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2008, 2007, or 2006. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Recent Accounting Pronouncements

In June 2008, the Emerging Issues Task Force (“EITF”) issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies unvested share-based payment awards that entitle holders to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and should be included in the computation of EPS pursuant to the two-class method. The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FSP EITF 03-6-1 requires retrospective application and is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. FSP EITF 03-6-1 is effective for us on January 1, 2009. We do not expect that the adoption of FSP EITF 03-6-1 will have a material impact on our calculation of EPS and related disclosures.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2. This FSP defers the effective date in FASB Statement No. 157, Fair Value Measurements, for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 will be effective for us beginning January 1, 2009. We do not expect that the adoption of FSP FAS 157-2 will have a material impact on our financial statements.

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, which we adopted as of January 1, 2008, in cases where a market is not active. We have considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of December 31, 2008, and the impact was not material as we do not hold securities in inactive markets.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We have no derivative financial instruments or derivative commodity instruments. We believe the risk related to cash equivalents and marketable securities is limited due to the adherence to our investment policy which focuses on capital preservation and liquidity. In addition, all investments must have a minimum Standard & Poor’s rating of A minus (or equivalent). All of our cash equivalents and marketable securities as of December 31, 2008 and 2007 were rated A minus or higher. In addition, we utilize money managers who conduct initial and ongoing credit analysis on our investment portfolio to monitor and minimize the potential impact of market risk associated with our cash, cash equivalents and marketable securities. Despite the investment risk mitigation strategies we employ, we may incur investment losses as a result of these unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Interest Rate Risk

We manage interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates and other market dynamics. At December 31, 2008, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

Item 8.	Financial Statements and Supplementary Data

CAPELLA EDUCATION COMPANY

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Capella Education Company

We have audited the accompanying consolidated balance sheets of Capella Education Company as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capella Education Company at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capella Education Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2009, expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Minneapolis, Minnesota

February 23, 2009

CAPELLA EDUCATION COMPANY

Consolidated Balance Sheets

	As of December 31,
	2008	2007
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$31,225	$60,600
Marketable securities	92,372	83,167
Accounts receivable, net of allowance of $1,419 in 2008 and $951 in 2007	11,949	7,557
Prepaid expenses and other current assets	5,184	12,593
Deferred income taxes	3,477	1,896

Total current assets	144,207	165,813
Property and equipment, net	35,349	34,462

Total assets	$179,556	$200,275

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,227	$6,089
Accrued liabilities	18,926	23,826
Income taxes payable	150	—
Deferred revenue	9,495	6,476

Total current liabilities	30,798	36,391
Deferred rent	1,321	1,167
Other liabilities	531	335
Deferred income taxes	6,069	5,508

Total liabilities	38,719	43,401
Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares—100,000
Issued and outstanding shares—16,666 in 2008 and 17,363 in 2007	166	173
Additional paid-in capital	151,445	196,643
Accumulated other comprehensive income	575	195
Retained earnings (accumulated deficit)	(11,349)	(40,137)

Total shareholders’ equity	140,837	156,874

Total liabilities and shareholders’ equity	$179,556	$200,275

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Income

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)
Revenues	$272,295	$226,236	$179,881
Costs and expenses:
Instructional costs and services	120,347	100,129	83,627
Marketing and promotional	82,733	69,779	56,646
General and administrative	29,113	26,378	21,765

Total costs and expenses	232,193	196,286	162,038

Operating income	40,102	29,950	17,843
Other income, net	4,061	4,903	4,472

Income before income taxes	44,163	34,853	22,315
Income tax expense	15,375	12,069	8,904

Net income	$28,788	$22,784	$13,411

Net income per common share:
Basic	$1.71	$1.39	$1.09

Diluted	$1.66	$1.33	$1.06

Weighted average number of common shares outstanding:
Basic	16,835	16,396	12,271

Diluted	17,322	17,141	12,629

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statement of Shareholders’ Equity

	Class A Convertible Preferred Stock		Class B Convertible Preferred Stock		Class D Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated Deficit)	Total	Comprehensive Income
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 31, 2005	2,810	$2,810	460	$1,150	1,022	$4,600	2,431	$24	$9,527	$(8)	$(3,689)	$14,414
Exercise of stock options	—	—	—	—	—	—	99	1	797	—	—	798
Repurchase of stock options	—	—	—	—	—	—	—	—	(412)	—	—	(412)
Stock-based compensation	—	—	—	—	—	—	—	—	4,179	—	—	4,179
Income tax benefits associated with stock-based compensation	—	—	—	—	—	—	—	—	166	—	—	166
Employee Stock Ownership Plan contribution	—	—	—	—	—	—	62	1	1,240	—	—	1,241
Employee Stock Ownership Plan distribution	—	—	—	—	—	—	—	—	(6)	—	—	(6)
Issuance of common stock, net of underwriters’ commissions and offering costs	—	—	—	—	—	—	4,232	42	74,908	—	—	74,950
Conversion of convertible preferred stock	(2,810)	(2,810)	(460)	(1,150)	(1,022)	(4,600)	4,292	43	8,517	—	—	—
Conversion of redeemable convertible preferred stock	—	—	—	—	—	—	4,886	49	57,597	—	—	57,646
Payment of special distribution	—	—	—	—	—	—	—	—	—	—	(72,643)	(72,643)
Net income	—	—	—	—	—	—	—	—	—	—	13,411	13,411	$13,411
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	1	—	1	1

Balance at December 31, 2006	—	$—	—	$—	—	$—	16,002	$160	$156,513	$(7)	$(62,921)	$93,745	$13,412

Exercise of stock options	—	—	—	—	—	—	1,017	10	15,012	—	—	15,022
Stock-based compensation	—	—	—	—	—	—	—	—	3,392	—	—	3,392
Income tax benefits associated with stock-based compensation	—	—	—	—	—	—	—	—	10,813	—	—	10,813
Issuance of common stock, net of underwriters’ commissions and offering costs	—	—	—	—	—	—	344	3	10,913	—	—	10,916
Net income	—	—	—	—	—	—	—	—	—	—	22,784	22,784	$22,784
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	202	—	202	202

CAPELLA EDUCATION COMPANY

Consolidated Statement of Shareholders’ Equity—(Continued)

	Class A Convertible Preferred Stock		Class B Convertible Preferred Stock		Class D Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Accumulated Deficit)	Total	Comprehensive Income
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands)
Balance at December 31, 2007	—	$—	—	$—	—	$—	17,363	$173	$196,643	$195	$(40,137)	$156,874	$22,986

Exercise of stock options	—	—	—	—	—	—	342	3	6,153	—	—	6,156
Stock-based compensation	—	—	—	—	—	—	—	—	4,298	—	—	4,298
Income tax benefits associated with stock-based compensation	—	—	—	—	—	—	—	—	2,647	—	—	2,647
Issuance of restricted stock, net	—	—	—	—	—	—	—	—	(9)	—	—	(9)
Repurchase of common stock	—	—	—	—	—	—	(1,039)	(10)	(58,287)	—	—	(58,297)
Net income	—	—	—	—	—	—	—	—	—	—	28,788	28,788	$28,788
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	380	—	380	380

Balance at December 31, 2008	—	$—	—	$—	—	$—	16,666	$166	$151,445	$575	$(11,349)	$140,837	$29,168

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Operating activities
Net income	$28,788	$22,784	$13,411
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	5,225	3,604	2,855
Depreciation and amortization	12,246	9,772	8,195
Amortization of investment discount/premium	1,807	330	(365)
(Gain)/loss realized on sale of marketable securities	(225)	14	(1)
Asset impairment	46	33	63
Stock-based compensation	4,298	3,392	4,179
Noncash equity-related expense	—	—	169
Excess tax benefits from stock-based compensation	(2,506)	(9,067)	(79)
Deferred income taxes	(1,226)	2,955	2,926
Changes in operating assets and liabilities:
Accounts receivable	(9,617)	(3,760)	(2,536)
Prepaid expenses and other current assets	1,214	(2,695)	(627)
Accounts payable and accrued liabilities	(7,575)	6,736	1,274
Income tax payable	9,188	4,739	546
Deferred rent	154	(646)	(553)
Deferred revenue	3,019	(1,012)	(556)

Net cash provided by operating activities	44,836	37,179	28,901
Investing activities
Capital expenditures	(14,375)	(16,061)	(15,354)
Purchases of marketable securities	(74,707)	(248,275)	(181,980)
Sales and maturities of marketable securities	64,506	230,262	175,340

Net cash used in investing activities	(24,576)	(34,074)	(21,994)
Financing activities
Payments of capital lease obligations and notes payable	—	(1)	(2,666)
Excess tax benefits from stock-based compensation	2,506	9,067	79
Net proceeds from exercise of stock options	6,156	15,022	386
Employee Stock Ownership Plan distributions	—	—	(6)
Net proceeds from issuance of common stock	—	10,916	76,462
Payment of special distribution	—	—	(72,643)
Repurchase of common stock	(58,297)	—	—

Net cash (used in) provided by financing activities	(49,635)	35,004	1,612

Net (decrease)/increase in cash and cash equivalents	(29,375)	38,109	8,519
Cash and cash equivalents at beginning of year	60,600	22,491	13,972

Cash and cash equivalents at end of year	$31,225	$60,600	$22,491

Supplemental disclosures of cash flow information
Interest paid	$—	$—	$24

Income taxes paid	$7,455	$4,383	$5,433

Noncash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$351	$1,547	$2,078

Issuance of common stock to the Employee Stock Ownership Plan	$—	$—	$1,241

Reclassification of deferred initial public offering costs from prepaid expenses to equity	$—	$—	$1,512

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements

1. Nature of Business

Capella Education Company (the Company) was incorporated on December 27, 1991. Through its wholly-owned subsidiary, Capella University (the University), the Company manages its business on the basis of one operating segment. The University is an online postsecondary education services company that offers a variety of bachelor’s, master’s and doctoral degree programs primarily delivered to working adults. Capella University is accredited by The Higher Learning Commission and is a member of the North Central Association of Colleges and Schools (NCA).

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

Marketable Securities

The Company accounts for marketable securities in accordance with the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115). FAS 115 addresses the accounting and reporting for marketable fixed maturity and equity securities. Management determines the appropriate designation of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s marketable securities are classified as available-for-sale as of December 31, 2008 and 2007.

Available-for-sale marketable securities are carried at fair value as determined by quoted market prices or other observable inputs that are either directly or indirectly observable in the marketplace for identical or similar assets, with unrealized gains and losses, net of tax, reported as a separate component of shareholders’ equity.

Management reviews the fair value of the portfolio at least monthly, and evaluates individual securities for declines in fair value that may be other-than-temporary, considering factors such as current and expected future interest rates, external credit ratings, interest and dividend payments, the performance of underlying collateral, if any, the financial health of the issuer and other pertinent information, including current developments with respect to the issuer, as well as the duration of the decline and management’s intent and ability to hold the security. If declines are deemed other-than-temporary, an impairment loss is recognized and the current fair value becomes the new cost basis. Unrealized losses considered to be other-than-temporary are recognized in earnings.

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest and dividend income and realized gains and losses are included in investment income. Included in marketable securities at December 31, 2007 are certain tax-exempt auction rate securities that contain interest rate reset dates at regular intervals, allowing for the Company to liquidate the marketable securities within three months throughout the term of the contract. As of December 31, 2007, the Company had $9.8 million in auction rate securities which matured in January 2008. At maturity, the funds from these auction rate securities were reinvested in variable rate demand notes. No losses were incurred on any investments in auction rate securities during 2007 or 2008. The Company classifies all marketable securities as current assets in accordance with Accounting Research Bulletin (ARB) No. 43, Restatement and Revision of Accounting Research Bulletins, because the assets are available to fund current operations.

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

Management believes that the credit risk related to cash equivalents and marketable securities is limited due to the adherence to an investment policy that requires marketable securities to have a minimum Standard & Poor’s rating of A minus (or equivalent). All of the Company’s cash equivalents and marketable securities as of December 31, 2008 and 2007 consist of investments rated A minus or higher, further limiting the Company’s credit risk. In addition, we utilize money managers who conduct initial and ongoing credit analysis on our investment portfolio to monitor and minimize the potential impact of market risk associated with our cash equivalents and marketable securities.

Management believes that the credit risk related to accounts receivable is limited due to the large number and diversity of learners that principally comprise the Company’s customer base. The Company’s credit risk with respect to these accounts receivable is mitigated through the participation of a majority of the learners in federally funded financial aid programs.

Approximately 75%, 74% and 71% of the Company’s revenues (calculated on a cash basis) were collected from funds distributed under Title IV Programs of the Higher Education Act (Title IV Programs) for the years ended December 31, 2008, 2007 and 2006, respectively. The financial aid and assistance programs are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels.

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

If the University were to lose its eligibility to participate in federal student financial aid programs, the learners at the University would lose access to funds derived from those programs and would have to seek alternative sources of funds to pay their tuition and fees. See Note 11 for further information on the regulatory environment in which the Company operates.

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

Leasehold improvements are amortized over the related lease term or estimated useful life, whichever is shorter.

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

The Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48). Accordingly, the Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company recorded impairment charges of $46 thousand, $33 thousand, and $63 thousand during 2008, 2007, and 2006, respectively.

The impairment charges primarily consist of the write-off of previously capitalized internal software development costs for software projects that were abandoned. These charges are recorded in general and administrative expenses in the consolidated statements of income.

Advertising

The Company expenses advertising costs as incurred. Advertising costs for 2008, 2007, and 2006 were $42.5 million, $35.1 million, and $30.3 million, respectively.

Net Income Per Common Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period and, since our preferred stock participated in receipt of dividends equally to common stockholders in 2006, also reflects the dilutive effects of the outstanding shares of our preferred stock. Dilutive shares are computed using the Treasury Stock method and include the incremental effect of shares that would be issued upon the assumed exercise of stock options and the vesting of restricted stock.

The table below is a reconciliation of the numerator and denominator in the basic and diluted net income per common share calculation.

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except per share data)
Numerator:
Net income	$28,788	$22,784	$13,411
Denominator:
Denominator for basic net income per common share—weighted average shares outstanding	16,835	16,396	12,271
Effect of dilutive stock options and restricted stock	487	745	358

Denominator for diluted net income per common share	17,322	17,141	12,629

Basic net income per common share	$1.71	$1.39	$1.09
Diluted net income per common share	$1.66	$1.33	$1.06

Options to purchase 0.2 million, 47 thousand, and 0.7 million common shares, respectively, were outstanding but not included in the computation of diluted net income per common share in 2008, 2007 and 2006, respectively, because their effect would be antidilutive.

Comprehensive Income

Comprehensive income includes net income and all changes in the Company’s equity during a period from non-owner sources which consists exclusively of unrealized gains and losses on available-for-sale marketable securities, net of tax.

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

New Accounting Standards

In June 2008, the Emerging Issues Task Force (“EITF”) issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies unvested share-based payment awards that entitle holders to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and should be included in the computation of EPS pursuant to the two-class method. The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FSP EITF 03-6-1 requires retrospective application and is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. FSP EITF 03-6-1 is effective for the Company on January 1, 2009. The Company does not expect that the adoption of FSP EITF 03-6-1 will have a material impact on its calculation of EPS and related disclosures.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2. This FSP defers the effective date in FASB Statement No. 157, Fair Value Measurements, for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 will be effective for the Company beginning January 1, 2009. The Company does not expect that the adoption of FSP FAS 157-2 will have a material impact on its financial statements.

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of December 31, 2008, and the impact was not material as the Company does not hold securities in inactive markets.

3. Marketable Securities

The following is a summary of available-for-sale securities:

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Tax-exempt municipal securities	$91,474	$957	$(59)	$92,372

Total	$91,474	$957	$(59)	$92,372

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Tax-exempt auction rate securities	$9,775	$—	$—	$9,775
Tax-exempt municipal securities	73,080	313	(1)	73,392

Total	$82,855	$313	$(1)	$83,167

The unrealized gains and losses on the Company’s investments in municipal securities were caused by changes in market values primarily due to interest rate changes. It is expected that the securities would not be settled at a price less than the amortized cost of the Company’s marketable securities, as the Company’s management has the ability and intent to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value and, therefore, the Company does not consider those investments to be other-than-temporarily impaired as of December 31, 2008.

The remaining contractual maturities of the Company’s marketable securities are shown below:

	As of December 31,
	2008	2007
	(in thousands)
Due within one year	$14,580	$24,790
Due after one year through five years	48,378	24,889
Due after six through ten years	9,545	6,901
Due after ten years	19,869	26,587

	$92,372	$83,167

Gross realized gains and losses resulting from the sale of available-for-sale securities were $0.2 million and $0, respectively, in 2008. Gross realized gains and losses resulting from the sale of available-for-sale securities were $1 thousand and $15 thousand, respectively, in 2007, and $6 thousand and $5 thousand, respectively, in 2006.

On January 1, 2008, the Company adopted the provisions of FASB Statement No. 157 (FAS 157), Fair Value Measurements. FAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.

FAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. FAS 157 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. In accordance with FAS 157, fair value measurements are classified under the following hierarchy:

•	Level 1 – Observable inputs that reflect quoted market prices (unadjusted) for identical assets and liabilities in active markets;

•

Level 2 – Observable inputs, other than quoted market prices, that are either directly or indirectly observable in the marketplace for identical or similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities; and

•	Level 3 – Unobservable inputs that are supported by little or no market activity that are significant to the fair value of assets or liabilities.

When available, the Company uses quoted market prices to determine fair value, and such measurements are classified within Level 1. In some cases where market prices are not available, the Company makes use of observable market based inputs to calculate fair value, in which case the measurements are classified within Level 2. Currently, the Company does not have any measurements that are classified within Level 3.

The following table summarizes certain fair value information at December 31, 2008 for assets and liabilities measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	Fair Value	Fair Value Measurements Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents	$31,225	$31,225	$—	$—
Marketable securities – municipal bonds	92,372	—	92,372	—

	$123,597	$31,225	$92,372	$—

In accordance with FAS 157, the Company measures cash and cash equivalents at fair value primarily using real-time quotes for transactions in active exchange markets involving identical assets. The Company’s municipal bonds are classified within Level 2 and are valued using readily available pricing sources for comparable instruments utilizing market observable inputs. The Company does not hold securities in inactive markets.

As of December 31, 2008, the Company does not have any liabilities that were required to be measured at fair value in accordance with FAS 157 on a recurring basis.

4. Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2008	2007
	(in thousands)
Computer software	$50,875	$43,966
Computer equipment	17,771	14,486
Furniture and office equipment	10,609	8,277
Leasehold improvements	2,215	2,144

	81,470	68,873
Less accumulated depreciation and amortization	(46,121)	(34,411)

Property and equipment, net	$35,349	$34,462

5. Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31,
	2008	2007
	(in thousands)
Accrued compensation and benefits	$6,903	$8,879
Accrued instructional	2,526	4,767
Accrued vacation	1,400	1,032
Customer deposits	1,370	1,658
Other	6,727	7,490

	$18,926	$23,826

6. Commitments and Contingencies

The Company leases its office facilities and certain office equipment under various noncancelable operating leases. Effective March 17, 2008, the Company entered into an amendment of its current lease with Minneapolis 225 Holdings, LLC pursuant to which the Company renewed and will expand its existing lease premises at 225 South Sixth Street in Minneapolis, Minnesota through 2015.

Future minimum lease commitments under the leases as of December 31, 2008, are as follows:

(in thousands)
2009	$4,023
2010	4,593
2011	5,097
2012	5,250
2013	5,408
2014 and thereafter	10,327

Total	$34,698

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

Total rent expense and related taxes and operating expenses under operating leases for the years ended December 2008, 2007, and 2006 were $7.0 million, $5.7 million, and $5.4 million, respectively.

The Company maintains an unsecured $10.0 million line of credit with Wells Fargo Bank. The line of credit expires on June 30, 2009. There were no borrowings under this line of credit as of and during the years ended December 31, 2008 or 2007. An unsecured letter of credit in the amount of $1.1 million, which expires on July 31, 2009, was issued under the $10.0 million line of credit in favor of the Department of Education in connection with its annual review of student lending activities.

7. Litigation

In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters, including, but not limited to, claims involving learners or graduates and routine employment matters. The Company does not believe that the outcome of any pending claims will have a material adverse impact on its consolidated financial position or results of operations.

8. Common Stock

In March 2008, the Company announced that its Board of Directors had authorized the Company to repurchase up to $50.0 million of shares of common stock with no expiration date. As of June 30, 2008, the Company had repurchased 0.9 million shares for total consideration of $50.0 million.

In July 2008, the Company announced that its Board of Directors had authorized the Company to repurchase up to an additional $60.0 million of shares of common stock with no expiration date. As of December 31, 2008, the Company had repurchased 0.2 million shares under this program for total consideration of $8.3 million.

In 2007, the Company sold 0.3 million shares of common stock including the underwriters’ over-allotment and the selling shareholders sold 3.2 million shares of common stock in a follow-on offering for $10.9 million in net cash proceeds, after deducting underwriting commission and offering expenses of $1.5 million.

9. Stock-Based Compensation

The Company has three stock-based compensation plans, which are described below. The compensation cost that was charged against income for those plans was $4.3 million and $3.4 million during the years ended December 31, 2008 and 2007, respectively. The compensation cost that was charged against income during the year ended December 31, 2006 for those plans was $2.6 million for service-based stock options and $1.6 million for performance-based stock options. The total income tax benefit recognized in the statement of income for stock-based compensation arrangements was $1.3 million and $0.8 million during the years ended December 31, 2008 and 2007. The total income tax benefit recognized in the statement of income for stock-based compensation arrangements during the year ended December 31, 2006 was $0.5 million for service-based stock options and $0.6 million for performance-based stock options.

Stock-based compensation plans

During 2005, the Company implemented a stock option plan that includes both incentive stock options and non-qualified stock options to be granted to employees, directors, officers, and others (the 2005 Plan). On May 25, 2006 the Board of Directors approved a change to the Company’s stock option policy in which the Company will only issue non-qualified stock options for future grants. At December 31, 2008, the maximum number of shares of common stock reserved under the 2005 Plan is 3.0 million shares. The Board of Directors establishes the terms and conditions of all stock option grants, subject to the 2005 Plan and applicable provisions of the Internal Revenue Code (the Code). Under the 2005 Plan, options must be granted at an exercise price not less than the fair market value of the Company’s common stock on the grant date. Prior to the initial public offering in November 2006, the valuation used to determine the fair market value of the Company’s common stock at each grant date was performed internally and contemporaneously with the issuance of the options. The options expire on the date determined by the Board of Directors but may not extend more than ten years from the grant date for options granted prior to August 2, 2006. On August 2, 2006 the Board of Directors approved a change to the Company’s stock option policy to shorten the contractual term from ten years to seven years for future grants. The options generally become exercisable over a four-year period. Canceled options become available for reissuance under the 2005 Plan.

The Company has also issued stock options under two discontinued plans (the 1993 and 1999 Plans). Stock options issued pursuant to the 1993 and 1999 Plans are still outstanding; however, unexercised options that are canceled upon termination of employment are not available for reissuance.

During the year ended December 31, 2006, the Company granted performance-based stock options to purchase 0.3 million shares of common stock in lieu of a portion of the cash bonus under the Company’s 2006 Annual Incentive Plan for Management Employees. On December 31, 2006, 74.5% of these stock options ultimately vested based on meeting certain performance thresholds related to planned revenue and operating income. The remaining 25.5% of these performance-based stock options were canceled.

Stock-based compensation expense recognized in the Company’s consolidated statements of income during the years ended December 31, 2008, 2007 and 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123 and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). As stock-based compensation expense recognized in the consolidated statements of income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Option activity is summarized as follows:

	Available for Grant	Plan Options Outstanding		Weighted- Average Exercise Price per Share
		Incentive	Non-Qualified
	(in thousands, except per share data)
Service-based Stock Options
Balance, December 31, 2007	1,795	505	768	$23.24
Granted	(186)	—	186	57.63
Exercised	—	(166)	(155)	17.89
Canceled	133	(29)	(107)	22.95

Balance, December 31, 2008	1,742	310	692	$31.39

Performance-based Stock Options
Balance, December 31, 2007		—	50	$20.00
Exercised		—	(20)	20.00

Balance, December 31, 2008		—	30	$20.00

The outstanding performance-based stock options had a weighted-average remaining contractual life of 7.1 years and an aggregate intrinsic value of $1.1 million at December 31, 2008.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except contractual term data)
Service-based stock options
Balance at December 31, 2008	1,002	$31.39	5.81	$28,205
Vested and expected to vest, December 31, 2008	969	$30.98	5.80	$27,667
Exercisable, December 31, 2008	512	$22.47	5.41	$18,794

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

Restricted stock activity for the year ended December 31, 2008 is summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
	(in thousands, except per share data)
Restricted Stock
Balance, December 31, 2007	1	$51.69
Granted	4	53.69
Vested	(1)	51.69
Forfeited	—	—

Balance, December 31, 2008	4	$53.45

The following table summarizes information regarding all stock option exercises for the years presented:

	Year ended December 31,
	2008	2007	2006
	(in thousands)
Proceeds from stock options exercised	$6,156	$15,022	$798
Tax benefits related to stock options exercised	2,647	10,813	166
Intrinsic value of stock options exercised	11,103	35,082	1,357

The table below reflects our stock-based compensation expense recognized in the consolidated statements of income:

	Year ended December 31,
	2008	2007	2006
	(in thousands)
Instructional costs and services	$1,388	$1,120	$748
Marketing and promotional	868	654	357
General and administrative	2,042	1,618	3,074

Stock-based compensation expense included in operating income	4,298	3,392	4,179
Tax benefit	1,271	837	1,075

Stock-based compensation expense, net of tax	$3,027	$2,555	$3,104

As of December 31, 2008, total compensation cost related to nonvested service-based stock options not yet recognized was $8.0 million, which is expected to be recognized over the next 28 months on a weighted-average basis.

The fair value of our service-based stock options was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2008	2007	2006
Expected life (in years)(1)	4.75	4.25-4.75	4.25-6.25
Expected volatility(2)	43.8%	45.3%-46.6%	45.6%
Risk-free interest rate(3)	2.9-3.2%	4.0-4.7%	4.4-5.1%
Dividend yield(4)	0.0%	0.0%	0.0%
Weighted-average fair value of options granted	$23.85	$20.72	$9.84

(1)	For the years ended December 31, 2008, 2007 and 2006, the expected option life was determined using the simplified method for estimating expected option life for service-based stock options.

(2)	As the Company’s stock had not been publicly traded prior to November 2006, the expected volatility assumption for the years ended December 31, 2008, 2007 and 2006 reflects a detailed evaluation of the stock price of the Company’s peer group of public postsecondary education companies for a period equal to the expected life of the options, starting from the date they went public.

(3)	The risk-free interest rate assumption is based upon the U.S. Treasury zero coupon yield curve on the grant date for a maturity similar to the expected life of the options.

(4)	The dividend yield assumption is based on the Company’s history and expectation of regular dividend payments.

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

10. Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $0.3 million of total gross unrecognized tax benefits. Of this total, $0.2 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect its effective income tax rate in future periods. As of December 31, 2008, the Company had $0.4 million of total gross unrecognized tax benefits. Of this total, $0.3 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect its effective income tax rate in future periods.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
	(in thousands)
Balance at January 1	$314	$269
Additions based on tax positions related to the current year	—	—
Reductions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	68	125
Reductions for tax positions of prior years	—	(80)
Settlements	—	—
Reductions due to lapse of the applicable statute of limitations	—	—

Balance at December 31	$382	$314

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. During 2008, the Internal Revenue Service (IRS) commenced an income tax audit as well as an employment tax audit of Capella University. In addition, several states have commenced income tax audits.

The Company continues to recognize interest and penalties related to uncertain tax positions in income tax expense. Upon adoption of FIN 48, the Company had less than $1 thousand of accrued interest related to uncertain tax positions. The Company recognized $0.1 million and $21 thousand in interest and penalties related to uncertain tax positions in income tax expense during the years ended December 31, 2008 and 2007, respectively.

For federal purposes, the statute of limitations remains open on tax years 2005-2007. In addition, for federal purposes, tax years 2000-2002 remain open to examination as a result of earlier net operating losses being utilized in recent years. The statute of limitations remains open on the earlier years for three years subsequent to the utilization of net operating losses. For state purposes, the statute of limitations remains open in a similar manner for states that have generated net operating losses.

The Company does not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months. In September 2008, the statute of limitations expired on federal issues related to tax years 1998-1999 and tax years 2003-2004 with no material impact on the unrecognized tax benefits. In September 2009, the statute of limitations will expire on federal issues related to tax years 2000-2001 and tax year 2005 with no material impact expected on the unrecognized tax benefits.

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

For the year ended December 31, 2007, the Company generated a federal net operating loss of approximately $4.5 million due to the large amount of stock option exercises that occurred in 2007. The Company will utilize this loss against current year taxable income. There is no remaining federal net operating loss as of December 31, 2008. At December 31, 2008, the Company had a net operating loss carryforward of approximately $2.6 million for state income tax purposes that is available to offset future taxable income. The state net operating loss carryforwards expire at various dates through 2028.

The components of income tax expense are as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Current:
Federal	$15,109	$8,240	$5,670
State	1,491	874	312
Deferred:
Federal	(1,273)	2,688	1,245
State	48	267	1,677

	$15,375	$12,069	$8,904

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2008	2007	2006
Statutory rate	35.0%	35.0%	35.0%
State income taxes	2.4	2.7	2.6
FAS 123R expense related to incentive stock options	0.7	1.2	2.0
Tax-exempt interest	(3.1)	(3.9)	—
Other	(0.2)	(0.4)	0.3

	34.8%	34.6%	39.9%

Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2008 and 2007, are as follows:

	As of December 31,
	2008	2007
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$91	$212
Accounts receivable	669	498
Alternative minimum tax credit	—	52
Goodwill	49	62
Accrued liabilities	3,345	2,080
Nonqualified stock options	1,791	1,143
FIN 48	147	100

	6,092	4,147
Deferred tax liabilities:
Accumulated other comprehensive income	(332)	(117)
Property and equipment	(8,352)	(7,642)

	(8,684)	(7,759)

Net deferred tax liability	$(2,592)	$(3,612)

During 2008, 2007 and 2006, the Company recorded tax benefits of approximately $2.6 million, $10.8 million and $0.2 million directly to additional paid-in capital related to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options.

11. Regulatory

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

The Company performs periodic reviews of its compliance with the various applicable regulatory requirements. We have not been notified by any of the various regulatory agencies of any significant noncompliance matters that would adversely impact its ability to participate in Title IV programs, however, the Office of Inspector General (“OIG”) has conducted a compliance audit of Capella University. The audit commenced on April 10, 2006 and we subsequently provided the OIG with periodic information, responded to follow up inquiries and facilitated site visits and access to the Company’s records. The OIG completed its field work in January 2007 and the Company received a draft audit report on August 23, 2007. Capella University provided written comments on the Draft Report to the OIG on September 25, 2007. On March 7, 2008, the OIG’s final report was issued to the Acting Chief Operating Officer (COO) for Federal Student Aid (FSA), which is responsible for primary oversight of the Title IV funding programs. The Company responded to the final report on April 8, 2008. Recently, the Company provided FSA staff with certain additional requested information for financial aid years 2002-2003 through 2006-2007. The FSA will subsequently issue final findings and requirements for Capella University. The FSA may take certain actions, including requiring that we refund certain federal student aid funds, requiring us to modify our Title IV administration procedures, and/or requiring us to pay fines or penalties.

Based on the final audit report for the financial aid years 2002-2003 through 2004-2005, the most significant potential financial exposure from the audit pertains to repayments to the Department of Education that could be required if the OIG concludes that Capella University did not properly calculate the amount of Title IV funds required to be returned for learners that withdrew without providing an official notification of such withdrawal and without engaging in academic activity prior to such withdrawal. If it is determined that Capella University improperly withheld any portion of these funds, Capella University would be required to return the improperly withheld funds. The Company and the OIG have differing interpretations of the relevant regulations regarding what constitutes engagement in the unofficial withdrawal context. As the Company interprets the engagement requirement, it currently estimates that for the three year audit period, and for the subsequent aid years through 2007-2008, the total amount of Title IV funds not returned—for learners who withdrew without providing official notification and without engaging as required in the relevant regulations—was approximately $1.0 million including interest, but not including fines and penalties. If this difference of interpretation is ultimately resolved in a manner adverse to the Company, then the total amount of Title IV funds not returned for learners who withdrew without providing official notification would be greater than the amount the Company has currently estimated.

Political and budgetary concerns significantly affect the Title IV Programs. Congress reauthorizes the HEA and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in August 2008. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of December 31, 2008, programs in which the Company’s learners participate are operative and sufficiently funded.

12. Other Employee Benefit Plans

The Company sponsors an employee retirement savings plan, which qualifies under Section 401(k) of the Internal Revenue Code (the Code). The plan provides eligible employees with an opportunity to make tax-deferred contributions into a long-term investment and savings program. All employees over the age of 18 are eligible to participate in the plan. The plan allows eligible employees to contribute up to 100% of their annual compensation. Contributions are subject to certain limitations. The plan allows the Company to consider making a discretionary contribution; however, there is no requirement that it do so. Effective July 1, 2006, the Company elected to match 100% on the first 2%, and 50% on the next 4%, of the employee contributions. Employer contributions and related expense were $2.9 million, $2.3 million, and $1.5 million for the years ended December 31, 2008, 2007, and 2006, respectively.

In 1999, the Company adopted a qualified ESOP in which the Company may contribute to its employees, at its discretion, common stock of the Company. Contributions vest over three years, except in the event of retirement, disability, or death, in which case the participants’ shares become fully vested and nonforfeitable. Prior to the initial public offering in November 2006, the Company had an obligation to repurchase, at fair market value determined by annual independent valuation, the allocated shares in the above events, as the shares were not readily tradable on an established securities market. The Company recognized $0, $0, and $0.2 million of compensation expense in 2008, 2007, and 2006, respectively, related to the ESOP contributions.

Upon completion of the Company’s initial public offering in November 2006, the Company paid a special distribution in the amount of $72.6 million to its shareholders, including the Company’s ESOP. The ESOP purchased shares of the Company’s common stock with the portion of the special distribution allocated to nonvested participants in the ESOP. Vested participants in the ESOP were given the right to elect to receive a cash payment of a portion of the special distribution allocated to their ESOP account. The ESOP purchased shares of the Company’s common stock in the open market with the remaining amounts it received from the special distribution. The total number of shares purchased by the ESOP with proceeds from the special distribution was 48 thousand shares.

During 2006, the Company contributed 0.1 million shares to the plan related to 2005 compensation expense. During the year ended December 31, 2006, the Company elected to contribute common stock with a value equal to 1% of employee compensation for the six months ended June 30, 2006.

During 2007, the Company contributed 2 thousand shares to the plan related to 2006 compensation expense. During the year ended December 31, 2007, the Company elected not to contribute to the ESOP plan due to the increase in the employer matching contributions for the 401(k) plan. The ESOP was merged into the Company’s retirement savings plan effective December 31, 2007, and no further contributions will be made.

In May 2005, the Company adopted the Capella Education Company Employee Stock Purchase Plan, referred to as the ESPP. The Company has reserved an aggregate of 0.5 million shares of its common stock for issuance under the ESPP. The ESPP permits eligible employees to utilize up to 10% of their compensation to purchase the Company’s common stock at price of no less than 85% of the fair market value per share of the Company’s common stock at the beginning or the end of the relevant offering period, whichever is less. The compensation committee of the Board of Directors will administer the ESPP. The Company had not implemented this plan as of December 31, 2008.

13. Quarterly Financial Summary (unaudited)

	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
2008
Revenues	$65,251	$66,049	$65,239	$75,756	$272,295
Operating income	7,112	8,664	7,936	16,390	40,102
Net income	5,488	6,358	5,776	11,166	28,788
Net income per common share
Basic	$0.32	$0.38	$0.35	$0.67	$1.71
Diluted	$0.31	$0.37	$0.34	$0.66	$1.66

	First	Second	Third	Fourth	Total
2007
Revenues	$52,824	$53,918	$55,530	$63,964	$226,236
Operating income	5,000	5,963	6,323	12,664	29,950
Net income	3,844	4,783	5,062	9,095	22,784
Net income per common share
Basic	$0.24	$0.29	$0.30	$0.53	$1.39
Diluted	$0.23	$0.28	$0.29	$0.51	$1.33

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008. In conducting its evaluation, our management used the criteria set forth by the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management believes our internal control over financial reporting was effective as of December 31, 2008.

Our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Capella Education Company

We have audited Capella Education Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Capella Education Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Capella Education Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capella Education Company as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, of Capella Education Company and our report dated February 23, 2009, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Minneapolis, Minnesota

February 23, 2009

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the our 2009 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2008. Except for those portions specifically incorporated in this Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

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

Incorporated into this item by reference is the information under “Ratification of Independent Public Accounting Firm—Fees” and “Ratification of Independent Public Accounting Firm—Approval of Independent Registered Public Accounting Firm Services and Fees” in our Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a)	Documents filed as Part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006

Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

Other schedules are omitted because they are not required.

(b)	Exhibits

Exhibit Number	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 11, 2006.

3.2	Second Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2008.

4.1	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 19, 2006.

4.2	Second Amended and Restated Investor Rights Agreement, dated as of January 22, 2003, by and among the Registrant and the shareholders named therein.	Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.1*	Capella Education Company 2005 Stock Incentive Plan as amended.	Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 3, 2005.

10.2*	Forms of Option Agreements for the Capella Education Company 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.

10.3*	Form of Restricted Stock Agreement for the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.4*	Capella Education Company 1999 Stock Option Plan, as amended.	Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Exhibit Number	Description	Method of Filing

10.5*	Form of Non-Statutory Stock Option Agreement (Director) for the Capella Education Company 1999 Stock Option Plan.	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.6*	Form of Non-Statutory Stock Option Agreement (Employee) for the Capella Education Company 1999 Stock Option Plan.	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.7*	Form of Incentive Stock Option Agreement for the Capella Education Company 1999 Stock Option Plan.	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.8*	Learning Ventures International, Inc. 1993 Stock Option Plan, as amended.	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.9*	Form of Option Agreement for the Learning Ventures International, Inc. 1993 Stock Option Plan.	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.10*	Capella Education Company Executive Severance Plan, as amended.	Filed electronically.

10.11*	Capella Education Company Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 3, 2005.

10.12*	Confidentiality, Non-Competition and Inventions Agreement, dated as of April 16, 2001, by and between the Registrant and Michael J. Offerman.	Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.13*	Form of Confidentiality, Non-Competition and Inventions Agreement (executed by Scott M. Henkel).	Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.14*	Offer Letter, dated as of November 10, 2003, by and between the Registrant and Michael J. Offerman.	Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.15*	Offer Letter, dated as of December 22, 2003, by and between the Registrant and Scott M. Henkel.	Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.16*	Form of Nondisclosure Agreement (executed by Scott M. Henkel, Stephen G. Shank, Michael J. Offerman and Lois M. Martin).	Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.17	Office Lease, dated as of February 23, 2004, by and between the Registrant and 601 Second Avenue Limited Partnership.	Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.18	Short Term Office Space Lease, dated as of February 23, 2004, by and between the Registrant and 601 Second Avenue Limited Partnership.	Incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

Exhibit Number	Description	Method of Filing

10.19	Memorandum of Lease, dated as of March 10, 2004, by and between the Registrant and 601 Second Avenue Limited Partnership.	Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.20	Office Lease, dated as of June 28, 2000, as amended, by and between the Registrant and 222 South Ninth Street Limited Partnership and ND Properties, Inc. as successor in interest to 222 South Ninth Street Limited Partnership.	Incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.21*	Form of Performance Vesting Option Agreement (Annual Incentive Plan for Management Employees—2006) for the Capella Education Company 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.27 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.

10.22*	Offer Letter with addendum, dated October 20, 2004, by and between the Registrant and Lois M. Martin.	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.23*	Offer Letter, dated February 21, 2006, by and between the Registrant and Kenneth J. Sobaski.	Incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.

10.24*	Confidentiality, Non-Competition and Inventions Agreement dated as of February 27, 2006, by and between the Registrant and Kenneth J. Sobaski.	Incorporated by reference to Exhibit 10.30 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.

10.25*	Offer Letter, dated June 6, 2006, by and between the Registrant and Reed Watson.	Incorporated by reference to Exhibit 10.31 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.

10.26*	Confidentiality, Non-Competition and Inventions Agreement dated as of June 20, 2006, by and between the Registrant and Reed Watson.	Incorporated by reference to Exhibit 10.32 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.

10.27*	Amendment to Confidentiality, Non-Competition and Inventions Agreement, dated June 16, 2005, by and between the Registrant and Michael J. Offerman.	Incorporated by reference to Exhibit 10.34 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.

10.28	First Amendment to Lease, dated as of May 16, 2006, by and between the Registrant and 601 Second Avenue Limited Partnership.	Incorporated by reference to Exhibit 10.36 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.

10.29	Letter Agreement, dated July 5, 2006, between the Registrant and ASB Minneapolis 225 Holdings, LLC	Incorporated by reference to Exhibit 10.37 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.

Exhibit Number	Description	Method of Filing

10.30	Amendment No. 3 to Lease Agreement, dated as of June 16, 2005, by and between the Registrant and ND Properties, Inc. and ND Properties of Delaware, Inc.	Incorporated by reference to Exhibit 10.38 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.

10.31	Second Amendment to Lease, dates as of March 17, 2008, by and between the Registrant and Minneapolis 225 Holdings, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2008.

10.32*	Amendment No. 1 to Capella Education Company 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.42 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2006.

10.33*	Capella Education Company Senior Executive Severance Plan, as amended.	Filed electronically.

10.34*	Annual Incentive Plan—Management Employees—2008	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2008.

10.35*	Capella Education Company Annual Incentive Bonus Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2008.

10.36*	Employment Agreement between Capella Education Company and J. Kevin Gilligan, dated January 20, 2009.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2009.

21	Subsidiaries of the Registrant.	Filed electronically.

23	Consent of Ernst & Young LLP.	Filed electronically.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

*	Management contract or compensatory plan or arrangement.

CAPELLA EDUCATION COMPANY

Schedule II—Valuation and Qualifying Accounts

Fiscal Years 2008, 2007 and 2006

	Beginning Balance	Additions Charged to Expense	Deductions		Ending Balance
	(In thousands)
Allowance accounts for the years ended:
December 31, 2008 Allowance for doubtful accounts	$951	$5,225	$(4,757	)(a)	$1,419
December 31, 2007 Allowance for doubtful accounts	$1,119	$3,604	$(3,772	)(a)	$951
December 31, 2006 Allowance for doubtful accounts	$1,299	$2,855	$(3,035	)(a)	$1,119

(a)	Write-off of accounts receivables.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPELLA EDUCATION COMPANY
(Registrant)

Date: February 24, 2009	/s/ STEPHEN G. SHANK
Stephen G. Shank
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ STEPHEN G. SHANK Stephen G. Shank	Chairman and Chief Executive Officer (Principal Executive Officer)	February 24, 2009

/s/ LOIS M. MARTIN Lois M. Martin	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2009

/s/ AMY L. RONNEBERG Amy L. Ronneberg	Vice President and Controller (Principal Accounting Officer)	February 24, 2009

/s/ MARK N. GREENE Mark N. Greene	Director	February 24, 2009

/s/ JODY G. MILLER Jody G. Miller	Director	February 24, 2009

/s/ JAMES A. MITCHELL James A. Mitchell	Director	February 24, 2009

/s/ ANDREW M. SLAVITT Andrew M. Slavitt	Director	February 24, 2009

/s/ DAVID W. SMITH David W. Smith	Director	February 24, 2009

/s/ JEFFREY W. TAYLOR Jeffrey W. Taylor	Director	February 24, 2009

/s/ SANDRA E. TAYLOR Sandra E. Taylor	Director	February 24, 2009

/s/ DARRELL R. TUKUA Darrell R. Tukua	Director	February 24, 2009