Form 10-Q
period 2009-03-31
CAPELLA EDUCATION CO
filed 2009-04-30
CIK 1104349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of shares of common stock outstanding as of April 28, 2009, was 16,710,041.

CAPELLA EDUCATION COMPANY

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CAPELLA EDUCATION COMPANY

Consolidated Balance Sheets

(In thousands, except par value)

	As of March 31, 2009	As of December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,673	$31,225
Marketable securities	92,976	92,372
Accounts receivable, net of allowance of $1,926 at March 31, 2009 and $1,419 at December 31, 2008	11,623	11,949
Prepaid expenses and other current assets	5,676	5,184
Deferred income taxes	3,507	3,477

Total current assets	166,455	144,207
Property and equipment, net	36,622	35,349

Total assets	$203,077	$179,556

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,453	$2,227
Accrued liabilities	22,154	18,926
Income taxes payable	3,535	150
Deferred revenue	9,982	9,495

Total current liabilities	42,124	30,798
Deferred rent	2,722	1,321
Other liabilities	531	531
Deferred income taxes	6,569	6,069

Total liabilities	51,946	38,719

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares — 100,000
Issued and outstanding shares — 16,719 at March 31, 2009 and 16,666 at December 31, 2008	167	166
Additional paid-in capital	152,726	151,445
Accumulated other comprehensive income	1,251	575
Retained earnings (accumulated deficit)	(3,013)	(11,349)

Total shareholders’ equity	151,131	140,837

Total liabilities and shareholders’ equity	$203,077	$179,556

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Income

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Revenues	$76,435	$65,251
Costs and expenses:
Instructional costs and services	31,082	29,016
Marketing and promotional	24,832	21,393
General and administrative	8,333	7,730

Total costs and expenses	64,247	58,139

Operating income	12,188	7,112
Other income, net	686	1,389

Income before income taxes	12,874	8,501
Income tax expense	4,538	3,013

Net income	$8,336	$5,488

Net income per common share:
Basic	$0.50	$0.32

Diluted	$0.49	$0.31

Weighted average number of common shares outstanding:
Basic	16,694	17,316

Diluted	17,046	17,894

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Operating activities
Net income	$8,336	$5,488
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	1,499	1,141
Depreciation and amortization	3,311	2,765
Amortization of investment premium	467	446
Asset impairment	9	—
(Gain)/loss realized on sale of marketable securities	—	(169)
Stock-based compensation	414	1,042
Excess tax benefits from stock-based compensation	(789)	(400)
Deferred income taxes	75	(242)
Changes in operating assets and liabilities:
Accounts receivable	(1,173)	(2,107)
Prepaid expenses and other current assets	(492)	1,268
Accounts payable and accrued liabilities	5,852	(2,914)
Income tax payable	4,215	3,221
Deferred rent	1,401	80
Deferred revenue	487	465

Net cash provided by operating activities	23,612	10,084
Investing activities
Capital expenditures	(3,063)	(4,449)
Purchases of marketable securities	—	(69,030)
Sales and maturities of marketable securities	—	38,010

Net cash used in investing activities	(3,063)	(35,469)
Financing activities
Excess tax benefits from stock-based compensation	789	400
Net proceeds from exercise of stock options	1,651	638
Repurchase of common stock	(1,541)	(18,213)

Net cash provided by (used in) financing activities	899	(17,175)

Net increase (decrease) in cash and cash equivalents	21,448	(42,560)
Cash and cash equivalents at beginning of period	31,225	60,600

Cash and cash equivalents at end of period	$52,673	$18,040

Supplemental disclosures of cash flow information
Income taxes paid	$267	$33

Noncash transactions:
Purchase of shares included in accrued liabilities	$42	$3,537

Purchase of equipment included in accounts payable and accrued liabilities	$1,881	$987

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

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (2008 Annual Report on Form 10-K).

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

Recently Adopted Financial Accounting Pronouncements

On April 2, 2009, the Financial Accounting Standards Board (“FASB”) issued three FASB Staff Positions (“FSPs”) to address concerns about measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, recording impairment charges on investments in debt instruments, and requiring the disclosure of fair value of certain financial instruments in interim financial statements. The first Staff Position, FSP FAS 157-4, “Determining Whether a Market is Not Active and a Transaction is Not Distressed,” provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. The second Staff Position, FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings. The third Staff Position, FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” increases the frequency of fair value disclosures from annual only to quarterly. All three FSPs are effective for interim periods ending after June 15, 2009, with the option to early adopt for interim periods ending after March 15, 2009. The Company did not choose to early adopt and does not expect that the adoption of the FSPs will have a material impact on its financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that entitle holders to receive nonforfeitable dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and should be included in the computation of EPS pursuant to the two-class method. The two-class method of computing EPS is an earnings allocation formula that determines EPS for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. FSP EITF 03-6-1 requires retrospective application and is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. FSP EITF 03-6-1 was adopted by the Company on January 1, 2009 and the impact was not material as the Company’s unvested share-based payment awards do not contain nonforfeitable dividend rights.

3. Net Income Per Common Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Dilutive shares are computed using the treasury stock method and include the incremental effect of shares that would be issued upon the assumed exercise of stock options and the vesting of restricted stock.

The table below is a reconciliation of the numerator and denominator in the basic and diluted net income per common share calculation.

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share data)
Numerator:
Net income	$8,336	$5,488
Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	16,694	17,316
Effect of dilutive stock options and restricted stock	352	578

Denominator for diluted net income per common share	17,046	17,894

Basic net income per common share	$0.50	$0.32
Diluted net income per common share	$0.49	$0.31

Options to purchase 0.3 million and 0.1 million common shares, respectively, were outstanding but not included in the computation of diluted net income per common share in the three months ended March 31, 2009 and 2008, respectively, because their effect would be antidilutive.

4. Accrued Liabilities

Accrued liabilities consist of the following:

	As of March 31, 2009	As of December 31, 2008
	(in thousands)
Accrued compensation and benefits	$7,278	$6,903
Accrued instructional	2,672	2,526
Accrued vacation	1,740	1,400
Customer deposits	1,491	1,370
Other	8,973	6,727

	$22,154	$18,926

5. Commitments and Contingencies

The Company leases its office facilities and certain office equipment under various noncancelable operating leases.

Future minimum lease commitments under the leases as of March 31, 2009, are as follows:

Operating
(in thousands)
2009	$3,126
2010	4,593
2011	5,097
2012	5,250
2013	5,408
2014 and thereafter	10,327

Total	$33,801

The Company recognizes rent expense on a straight-line basis over the term of the leases, although the leases may include escalation clauses that provide for lower rent payments at the start of the lease term and higher lease payments at the end of the lease term. Cash and lease incentives received from lessors are recognized on a straight-line basis as a reduction to rent expense from the date the Company takes possession of the property through the end of the lease term. The Company records the unamortized portion of the incentive as a part of deferred rent, in accrued liabilities or long-term liabilities, as appropriate.

The Company maintains an unsecured $10.0 million line of credit with Wells Fargo Bank. The line of credit expires on June 30, 2009. There have been no borrowings under this line of credit at March 31, 2009 or December 31, 2008. The Company expects the line of credit will be renewed upon expiration. An unsecured letter of credit in the amount of $1.1 million, which expires on July 31, 2009, was issued under the $10.0 million line of credit in favor of the Department of Education in connection with its annual review of student lending activities.

6. Litigation

In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, claims involving learners or graduates and routine employment matters. The Company does not believe that the outcome of any pending claims will have a material adverse impact on its consolidated financial position or results of operations.

7. Common Stock

During the first half of 2008 the Company commenced and completed a $50.0 million stock repurchase program. Under this program the Company repurchased 0.9 million shares for a total consideration of $50.0 million.

During the second half of 2008 the Company commenced an additional stock repurchase program for up to $60.0 million of the Company’s common stock. As of March 31, 2009, the Company had repurchased 0.2 million shares under this program for total consideration of $9.9 million. Cash spent on the purchase of shares during the three months ended March 31, 2009 totaled $1.5 million, excluding $42 thousand for shares purchased on March 30, 2009, but due to timing, the cash payments for these purchases were made on April 2, 2009.

8. Stock-Based Compensation

The table below reflects our stock-based compensation expense recognized in the consolidated statements of income for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Instructional costs and services	$124	$332
Marketing and promotional	84	199
General and administrative	206	511

Stock-based compensation expense included in operating income	414	1,042
Tax benefit	135	284

Stock-based compensation expense, net of tax	$279	$758

The tables below summarize stock option activity and other stock option information for the periods indicated:

Service-based Stock Options	Available for Grant	Plan Options Outstanding		Weighted-Average Exercise Price per Share
		Incentive	Non-Qualified
	(in thousands, except per share data)
Balance, December 31, 2008	1,742	310	692	$31.39
Granted	(29)	—	29	59.28
Exercised	—	(35)	(49)	19.72
Canceled	27	(1)	(26)	51.24

Balance, March 31, 2009	1,740	274	646	32.76

Performance-based Stock Options
Balance, December 31, 2008		—	30	$20.00
Exercised		—	—	—

Balance, March 31, 2009		—	30	20.00

The outstanding performance-based stock options had a weighted-average remaining contractual life of 6.9 years and an aggregate intrinsic value of $1.0 million at March 31, 2009.

Service-based Stock Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except contractual term data)
Balance at March 31, 2009	920	$32.76	5.57	$20,209
Vested and expected to vest, March 31, 2009	883	$32.26	5.56	$19,776
Exercisable, March 31, 2009	448	$23.75	5.15	$13,465

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on March 31, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

Restricted stock activity for the three months ended March 31, 2009 is summarized as follows:

Restricted Stock	Number of Shares	Weighted-Average Grant Date Fair Value per Share
	(in thousands, except per share data)
Balance, December 31, 2008	4	$53.45
Granted	6	53.63
Vested	(1)	53.69
Forfeited	—	—

Balance, March 31, 2009	9	$53.53

The following table summarizes information regarding all stock option exercises for the periods indicated:

	Three Months Ended, March 31,
	2009	2008
	(in thousands)
Proceeds from stock options exercised	$1,651	$638
Tax benefits related to stock options exercised	830	434
Intrinsic value of stock options exercised	3,063	1,662

Intrinsic value of stock options exercised is estimated by taking the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of options exercised for each option holder and then aggregated.

As of March 31, 2009, total compensation cost related to nonvested service-based stock options not yet recognized was $7.9 million, which is expected to be recognized over the next 26 months on a weighted-average basis.

9. Fair Value Measurements

The following table summarizes certain fair value information at March 31, 2009 for assets and liabilities measured at fair value on a recurring basis:

Description	Fair Value	Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents	$52,673	$52,673	$—	$—
Marketable securities – municipal bonds	$92,976	$—	$92,976	$—

	$145,649	$52,673	$92,976	$—

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

The Company performs periodic reviews of its compliance with the various applicable regulatory requirements. We have not been notified by any of the various regulatory agencies of any significant noncompliance matters that would adversely impact its ability to participate in Title IV programs, however, the Office of Inspector General (“OIG”) has conducted a compliance audit of the University. The audit commenced on April 10, 2006 and we subsequently provided the OIG with periodic information, responded to follow up inquiries and facilitated site visits and access to the Company’s records. The OIG completed its field work in January 2007 and the Company received a draft audit report on August 23, 2007. The Company provided written comments on the draft report to the OIG on September 25, 2007. On March 7, 2008, the OIG’s final report was issued to the Acting Chief Operating Officer (COO) for Federal Student Aid (FSA), which is responsible for primary oversight of the Title IV funding programs. The Company responded to the final report on April 8, 2008. Recently, the Company provided FSA staff with certain additional requested information for financial aid years 2002-2003 through 2006-2007. The FSA will subsequently issue final findings and requirements for Capella University. The FSA may take certain actions, including requiring that we refund certain federal student aid funds, requiring us to modify our Title IV administration procedures, and/or requiring us to pay fines or penalties.

Based on the final audit report for the financial aid years 2002-2003 through 2004-2005, the most significant potential financial exposure from the audit pertains to repayments to the Department of Education that could be required if the OIG concludes that the University did not properly calculate the amount of Title IV funds required to be returned for learners that withdrew without providing an official notification of such withdrawal and without engaging in academic activity prior to such withdrawal. If it is determined that the University improperly withheld any portion of these funds, the University would be required to return the improperly withheld funds. The Company and the OIG have differing interpretations of the relevant regulations regarding what constitutes engagement in the unofficial withdrawal context. As the Company interprets the engagement requirement, it currently estimates that for the three year audit period, and for the subsequent aid years through 2007-2008, the total amount of Title IV funds not returned—for learners who withdrew without providing official notification and without engaging as required in the relevant regulations—was approximately $1.0 million including interest, but not including fines and penalties. If this difference of interpretation is ultimately resolved in a manner adverse to the Company, then the total amount of Title IV funds not returned for learners who withdrew without providing official notification would be greater than the amount the Company has currently estimated.

Political and budgetary concerns significantly affect the Title IV Programs. Congress reauthorizes the HEA and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in August 2008. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of March 31, 2009, programs in which the Company’s learners participate are operative and sufficiently funded.

In the new Obama administration’s 2010 budget request, the Department of Education proposed to eliminate the Federal Family Education Loan Program (FFELP) and instead require all Title IV student loans to be administered through the Federal Direct Loan Program (FDLP) commencing July 1, 2010. The Company is qualified and approved to participate in the FDLP program and has pilot tested direct loans to certain of its learner groups. The Company believes that it would be able to transition its entire learner base to FDLP in the event that the proposal to eliminate FFELP lending is enacted. If the Company experiences a disruption in its ability to process student loans, either because of administrative challenges on the Company’s part or the inability of the Department of Education to process the substantial increase in direct loans, the Company’s business, financial condition, results of operations and cash flows could be adversely and materially affected. Proposals by the new administration and the current economic downturn may result in other policy and program changes in the Department of Education which may present challenges for the Company’s business.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated in our subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this or other reports on Form 10-Q. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with SEC.

Overview

Background

We are an exclusively online post-secondary education services company. Our wholly owned subsidiary, Capella University, is a regionally accredited university that offers a variety of undergraduate and graduate degree programs primarily for working adults.

We were founded in 1991, and in 1993 we established our wholly owned university subsidiary, then named The Graduate School of America, to offer doctoral and master’s degrees through distance learning programs in management, education, human services and interdisciplinary studies. In 1995, we launched our online format for delivery of our doctoral and master’s degree programs over the Internet. In 1997, our university subsidiary received accreditation from the North Central Association of Colleges and Schools (later renamed The Higher Learning Commission of the North Central Association of Colleges and Schools). In 1998, we began the expansion of our original portfolio of academic programs by introducing doctoral and master’s degrees in psychology and a master of business administration degree. In 1999, to expand the reach of our brand in anticipation of moving into the bachelor’s degree market, we changed our name to Capella Education Company and the name of our university to Capella University. In 2000, we introduced our bachelor’s degree completion program in information technology, which provided instruction for the last two years of a four-year bachelor’s degree. In 2001, we introduced our bachelor’s degree completion program in business. In 2004, we introduced our four-year bachelor’s degree programs in business and information technology. At March 31, 2009, we offered over 1,050 courses and 23 degree programs with 114 specializations at the undergraduate and graduate levels to more than 28,000 learners.

In November 2006, we completed an initial public offering of our common stock. In May 2007, we completed a follow-on offering of our common stock. We implemented an enterprise resource planning (ERP) system from 2006 through 2008 in which the final module was implemented in July 2008. During the first half of 2008 we commenced and completed a $50 million stock repurchase program, and during the third quarter of 2008 we commenced an additional stock repurchase program for up to $60.0 million of our common stock.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. During the three months ended March 31, 2009, there have been no significant changes in our critical accounting policies.

Results of Operations

The following table sets forth statements of operations data as a percentage of revenues for each of the periods indicated:

	Three Months Ended March 31,
	2009	2008
Revenues	100.0%	100.0%
Costs and expenses:
Instructional costs and services	40.7	44.5
Marketing and promotional	32.5	32.8
General and administrative	10.9	11.8

Total costs and expenses	84.1	89.1

Operating income	15.9	10.9
Other income, net	0.9	2.1

Income before income taxes	16.8	13.0
Income tax expense	5.9	4.6

Net income	10.9%	8.4%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues. Our revenues for the three months ended March 31, 2009 were $76.4 million, representing an increase of $11.1 million, or 17.1%, as compared to $65.3 million for the three months ended March 31, 2008. This increase was primarily driven by 14.5 percentage points from increased enrollments and 3.9 percentage points from the impact of pricing increases, partially offset by a 1.3 percentage point decrease from a larger proportion of master’s and bachelor’s learners, who generated less revenue per learner than our doctoral learners. Similar to our historical trends, we expect a continued slight shift in enrollments to a larger proportion of master’s and bachelor’s learners, as well as a slight decline in average courses per learner driven by current economic conditions, during the remainder of 2009. End-of-period enrollment increased 19.8% at March 31, 2009 compared to March 31, 2008. Tuition increases in 2008 generally ranged from 2% to 5% and were implemented in July 2008.

Instructional costs and services expenses. Our instructional costs and services expenses for the three months ended March 31, 2009 were $31.1 million, representing an increase of $2.1 million, or 7.1%, as compared to $29.0 million for the three months ended March 31, 2008. This increase is primarily due to increased faculty expenses to support increased enrollments, an increase in facilities expense as a result of co-locating personnel into a single location and increased depreciation due to the enterprise resource planning (ERP) system implementations in 2008. These increases were partially offset by lower information technology expenses as a result of fewer information technology projects related to instructional areas compared to 2008.

Our instructional costs and services expenses as a percentage of revenues decreased by 3.8 percentage points to 40.7% for the three months ended March 31, 2009, from 44.5% for the three months ended March 31, 2008. This decrease is primarily due to lower information technology expenses as a result of fewer information technology projects related to instructional areas compared to 2008 and scale across learner support services and university administration as a result of increased productivity.

Marketing and promotional expenses. Our marketing and promotional expenses for the three months ended March 31, 2009 were $24.8 million, representing an increase of $3.4 million, or 16.1%, as compared to $21.4 million for the three months ended March 31, 2008. This increase was primarily driven by an increase in online advertising to support our increased enrollments, increased information technology expenses as a result of a greater number of projects focused on obtaining greater sales and marketing efficiencies and an increase in facilities expense as a result of co-locating personnel into a single location.

Our marketing and promotional expenses as a percentage of revenues decreased by 0.3 percentage points to 32.5% for the three months ended March 31, 2009, from 32.8% for the three months ended March 31, 2008. This slight decrease as a percentage of revenue primarily reflects increased efficiencies in lead generation, favorable online pricing as a result of the current economic conditions, and a shift in inquiry mix contributing to lower inquiry costs. This improvement was partially offset by an increase in information technology expenses as a result of a greater number of projects focused on obtaining greater sales and marketing efficiencies.

General and administrative expenses. Our general and administrative expenses for the three months ended March 31, 2009 were $8.3 million, representing an increase of $0.6 million, or 7.8%, as compared to general and administrative expenses of $7.7 million for the three months ended March 31, 2008. The increase was due to increases in bad debt expense due to current trends within certain categories of learners, legal spend primarily due to timing, and certain other employee-related expenses. The increase was partially offset by a decrease in information technology costs related to the ERP system implemented in 2008.

Our general and administrative expenses as a percentage of revenues were 10.9%, a decrease of 0.9 percentage points for the three months ended March 31, 2009, compared to 11.8% for the three months ended March 31, 2008. This decrease was primarily driven by the decrease in information technology costs related to the ERP system implemented in 2008 partially offset by the increases in bad debt and legal expenses as described above.

Other income, net. Other income, net decreased by $0.7 million, or 50.6%, to $0.7 million for the three months ended March 31, 2009, from $1.4 million for the three months ended March 31, 2008. The decrease was principally due to a decrease in interest income levels as a result of lower interest rates during 2009 compared to 2008.

Income tax expense. We recognized tax expense for the three months ended March 31, 2009 and 2008 of $4.5 million and $3.0 million, respectively, or at effective tax rates of 35.2% and 35.4%, respectively. The slight decrease in our effective tax rate reflects a decrease in the impact of non-deductible stock-based compensation expense for incentive stock options, a decrease in the impact of non-deductible meals and entertainment expenses, and a slight decrease in our state effective tax rate. These are offset by a decrease in the favorable impact of tax-exempt interest.

Net income. Net income was $8.3 million for the three months ended March 31, 2009, compared to net income of $5.5 million for the three months ended March 31, 2008, an increase of $2.8 million, because of the factors discussed above.

Liquidity and Capital Resources

Liquidity

We financed our operating activities and capital expenditures during the three months ended March 31, 2009 and 2008 through cash provided by operating activities. Our cash, cash equivalents and marketable securities were $145.6 million and $123.6 million at March 31, 2009 and December 31, 2008, respectively. Our cash, cash equivalents and marketable securities increased primarily due to strong cash flow from operations and a decrease in share repurchase activity during the first quarter of 2009.

We maintain an unsecured $10.0 million line of credit with Wells Fargo Bank. The line of credit expires on June 30, 2009. There have been no borrowings under this line of credit at March 31, 2009 or December 31, 2008. We expect to renew the line of credit upon expiration. An unsecured letter of credit in the amount of $1.1 million, which expires on July 31, 2009, was issued under the $10.0 million line of credit in favor of the Department of Education in connection with its annual review of student lending activities.

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

Operating Activities

Net cash provided by operating activities was $23.6 million and $10.1 million for the three months ended March 31, 2009 and 2008, respectively. The increase from 2008 to 2009 was primarily due to a $2.8 million increase in net income, a $8.8 million increase in accounts payable and accrued liabilities primarily due to the timing of vendor payments, and an increase in cash flow from the change in amounts of accrued bonus expense. In addition, there was a $1.3 million increase in deferred rent as a result of co-locating into a single location.

Investing Activities

Our cash used in investing activities is primarily related to the purchase of property and equipment and investments in marketable securities. Net cash used in investing activities was $3.1 million and $35.5 million for the three months ended March 31, 2009 and 2008, respectively. Investments in marketable securities consist primarily of purchases, sales and maturities of tax-exempt municipal securities. Net purchases of these securities were $0 and $31.0 million during the three months ended March 31, 2009 and 2008, respectively. Given the current economic conditions, we chose to preserve our liquidity by retaining a greater portion of cash and cash equivalents in money market accounts during the three months ended March 31, 2009. Therefore, we did not execute any purchases or sales of our marketable securities.

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

Capital expenditures were $3.1 million and $4.4 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in 2009 from 2008 was primarily due to the timing of cash payments for capital expenditures as there was an additional $0.9 million of capital purchases in accrued liabilities in 2009 compared to 2008.

We lease all of our facilities. We expect to make future payments on existing leases from cash generated from operations.

Financing Activities

Net cash provided by financing activities was $0.9 million for the three months ended March 31, 2009 and net cash used in financing activities was $17.2 million for the three months ended March 31, 2008. Financing activities during the three months ended March 31, 2009 were related to $1.7 million in proceeds from stock option exercises and $0.8 million in excess tax benefits from stock option exercises, partially offset by the repurchase of common stock in the amount of $1.5 million. The reduction in common stock repurchases during the first quarter of 2009 compared to 2008 reflects our decision to preserve our liquidity by retaining our cash and cash equivalents balances due to the current economic conditions, as well as a strategic execution of the current share repurchase program.

In 2008, financing activities during the first quarter were primarily related to the repurchase of common stock in the amount of $18.2 million, partially offset by $0.6 million in proceeds from stock option exercises and $0.4 million in excess tax benefits due to an increase in stock option exercises in the three months ended March 31, 2008 over the same period in 2007.

Contractual Obligations

The following table sets forth, as of March 31, 2009, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases(a)	$33,801	$3,126	$9,690	$10,658	$10,327

Total contractual obligations	$33,801	$3,126	$9,690	$10,658	$10,327

(a)	Minimum lease commitments for our headquarters and miscellaneous office equipment. Effective March 17, 2008, we entered into an amendment of our current lease with Minneapolis 225 Holdings, LLC pursuant to which we renewed and expanded our existing lease premises at 225 South Sixth Street in Minneapolis, Minnesota through 2015.

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

In the new Obama administration’s 2010 budget request, the Department of Education proposed to eliminate the Federal Family Education Loan Program (FFELP) and instead require all Title IV student loans to be administered through the Federal Direct Loan Program (FDLP) commencing July 1, 2010. We are qualified and approved to participate in the FDLP program and have pilot tested direct loans to certain learner groups. We believe that we would be able to transition our entire learner base to FDLP in the event that the proposal to eliminate FFELP lending is enacted. If we experience a disruption in our ability to process student loans, either because of administrative challenges on our part or the inability of the Department of Education to process the substantial increase in direct loans, our business, financial condition, results of operations and cash flows could be adversely and materially affected. Proposals by the new administration and the current economic downturn may result in other policy and program changes in the Department of Education which may present challenges for our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We have no derivative financial instruments or derivative commodity instruments. We believe the risk related to cash equivalents and marketable securities is limited due to the adherence to our investment policy which focuses on capital preservation and liquidity. In addition, all investments must have a minimum Standard & Poor’s rating of A minus (or equivalent). All of our cash equivalents and marketable securities as of March 31, 2009 and December 31, 2008 were rated A minus or higher. In addition, we utilize money managers who conduct initial and ongoing credit analysis on our investment portfolio to monitor and minimize the potential impact of market risk associated with our cash, cash equivalents and marketable securities. Despite the investment risk mitigation strategies we employ, we may incur investment losses as a result of unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. In addition, unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Interest Rate Risk

We manage interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At March 31, 2009, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are effective, as of March 31, 2009, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended March 31, 2009, the Company used $1.6 million to repurchase shares of common stock under its repurchase program (1). The Company’s remaining authorization for common stock repurchases was $50.1 million at March 31, 2009.

A summary of the Company’s share repurchases during the quarter is set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
1/1/2009 to 1/31/2009	—	$—	—	$51,710,164
2/1/2009 to 2/28/2009	—	$—	—	$51,710,164
3/1/2009 to 3/31/2009	32,000	$49.44	32,000	$50,128,149

Total	32,000	$49.44	32,000	$50,128,149

(1)	The Company’s repurchase program was announced in July 2008 for repurchases up to an aggregate amount of $60.0 million in value of common stock with no expiration date. As of March 31, 2009, we had purchased 0.2 million shares under this program at an average price of $46.55 totaling $9.9 million. Cash spent on the purchase of shares during the three months ended March 31, 2009 totaled $1.5 million, excluding $42 thousand for shares purchased on March 30, 2009, but due to timing, the cash payments for these purchases were made on April 2, 2009.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Number	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 11, 2006.

3.2	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2006.

4.1	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 19, 2006.

10.1*	Employment agreement between Capella Education Company and J. Kevin Gilligan, dated January 20, 2009	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2009.

10.2*	Letter agreement between the Company and Reed Watson, dated February 25, 2009	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2009.

Number	Description	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPELLA EDUCATION COMPANY

/S/ J. KEVIN GILLIGAN	April 30, 2009
J. Kevin Gilligan
Chief Executive Officer
(Principal Executive Officer)

/S/ LOIS M. MARTIN	April 30, 2009
Lois M. Martin
Senior Vice President and Chief
Financial Officer (Principal Financial Officer)

/S/ AMY L. RONNEBERG	April 30, 2009
Amy L. Ronneberg
Vice President and Controller
(Principal Accounting Officer)