Form 10-Q
period 2009-06-30
CAPELLA EDUCATION CO
filed 2009-07-28
CIK 1104349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

The total number of shares of common stock outstanding as of July 24, 2009, was 16,719,129.

CAPELLA EDUCATION COMPANY

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CAPELLA EDUCATION COMPANY

Consolidated Balance Sheets

(In thousands, except par value)

	As of June 30, 2009	As of December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,894	$31,225
Marketable securities	85,857	92,372
Accounts receivable, net of allowance of $1,340 at June 30, 2009 and $1,419 at December 31, 2008	12,340	11,949
Prepaid expenses and other current assets	7,448	5,184
Deferred income taxes	3,557	3,477

Total current assets	170,096	144,207
Property and equipment, net	37,239	35,349

Total assets	$207,335	$179,556

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,814	$2,227
Accrued liabilities	23,519	18,926
Income taxes payable	—	150
Deferred revenue	8,454	9,495

Total current liabilities	37,787	30,798
Deferred rent	2,814	1,321
Other liabilities	531	531
Deferred income taxes	6,278	6,069

Total liabilities	47,410	38,719

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares — 100,000
Issued and outstanding shares — 16,709 at June 30, 2009 and 16,666 at December 31, 2008	167	166
Additional paid-in capital	152,172	151,445
Accumulated other comprehensive income	1,059	575
Retained earnings (accumulated deficit)	6,527	(11,349)

Total shareholders’ equity	159,925	140,837

Total liabilities and shareholders’ equity	$207,335	$179,556

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Income

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)
Revenues	$80,096	$66,049	$156,531	$131,300
Costs and expenses:
Instructional costs and services	33,550	30,844	64,632	59,860
Marketing and promotional	23,573	19,573	48,405	40,966
General and administrative	8,719	6,968	17,052	14,698

Total costs and expenses	65,842	57,385	130,089	115,524

Operating income	14,254	8,664	26,442	15,776
Other income, net	702	1,008	1,388	2,397

Income before income taxes	14,956	9,672	27,830	18,173
Income tax expense	5,416	3,314	9,954	6,327

Net income	$9,540	$6,358	$17,876	$11,846

Net income per common share:
Basic	$0.57	$0.38	$1.07	$0.70

Diluted	$0.56	$0.37	$1.05	$0.67

Weighted average number of common shares outstanding:
Basic	16,708	16,740	16,701	17,028

Diluted	17,045	17,303	17,046	17,599

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2009	2008
	(Unaudited)
Operating activities
Net income	$17,876	$11,846
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	3,277	2,469
Depreciation and amortization	6,856	5,857
Amortization of investment premium	891	942
Asset impairment	10	11
Gain realized on sale of marketable securities	—	(216)
Stock-based compensation	1,541	2,421
Excess tax benefits from stock-based compensation	(1,154)	(1,364)
Deferred income taxes	(173)	(587)
Changes in operating assets and liabilities:
Accounts receivable	(3,668)	(3,764)
Prepaid expenses and other current assets	(1,138)	1,500
Accounts payable and accrued liabilities	7,349	(6,483)
Income taxes payable	(41)	5,071
Deferred rent	1,493	72
Deferred revenue	(1,041)	1,399

Net cash provided by operating activities	32,078	19,174
Investing activities
Capital expenditures	(7,955)	(7,058)
Purchases of marketable securities	—	(72,255)
Sales and maturities of marketable securities	6,410	54,496

Net cash used in investing activities	(1,545)	(24,817)
Financing activities
Excess tax benefits from stock-based compensation	1,154	1,364
Net proceeds from exercise of stock options	2,637	2,021
Repurchase of common stock	(4,655)	(50,000)

Net cash used in financing activities	(864)	(46,615)

Net increase (decrease) in cash and cash equivalents	29,669	(52,258)
Cash and cash equivalents at beginning of period	31,225	60,600

Cash and cash equivalents at end of period	$60,894	$8,342

Supplemental disclosures of cash flow information
Income taxes paid	$10,188	$1,843

Noncash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$1,151	$951

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

Marketable Securities

The Company accounts for marketable securities in accordance with the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115). FAS 115 addresses the accounting and reporting for marketable fixed maturity and equity securities. Management determines the appropriate designation of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s marketable securities are classified as available-for-sale as of June 30, 2009 and December 31, 2008.

Available-for-sale marketable securities are carried at fair value as determined by quoted market prices or other observable inputs that are either directly or indirectly observable in the marketplace for identical or similar assets, with unrealized gains and losses, net of tax, reported as a separate component of shareholders’ equity. Management reviews the fair value of the portfolio at least monthly, and evaluates individual securities with fair values below amortized cost at the balance sheet date in accordance with FASB Staff Position (FSP) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2). In order to determine whether an impairment is other than temporary, FSP FAS 115-2 requires management to conclude whether they intend to sell the impaired security and whether it is not more likely than not that they will be required to sell the security before the recovery of its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not they will be required to sell prior to recovery of its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of the other-than-temporary impairment related to a credit loss or impairments on securities we have the intent to sell before recovery are recognized in earnings and reflected as a reduction in the cost basis of the security. The amount of the other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of shareholders’ equity in other comprehensive income or loss with no change to the cost basis of the security.

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

Subsequent Events

The Company has reviewed and evaluated subsequent events and transactions for material subsequent events through July 28, 2009, the date the financial statements are issued.

Recent Accounting Pronouncements

In July 2009, the FASB issued Statement of Financial Accounting Standards No. 168, the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (FAS 168). With the issuance of FAS 168, the FASB Accounting Standards Codification (Codification) becomes the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the Securities and Exchange Commission (SEC). The Codification does not change current U.S. GAAP, but changes the referencing of financial standards, and is intended to simplify user access to authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and is effective for the Company’s third quarter of 2009. At that time, all references made to U.S. GAAP will use the new Codification numbering system prescribed by the FASB. We are currently evaluating the impact to the Company’s financial reporting process of providing Codification references in the Company’s public filings. However, as the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (FAS 165), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FAS 165 is effective for interim and annual periods ending after June 15, 2009. Accordingly, the Company has adopted the provisions of FAS 165 and the adoption has not had a material impact on the Company’s financial condition, results of operations, or disclosures.

In April 2009, the FASB issued three FSPs to address concerns about measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, recording impairment charges on investments in debt instruments, and requiring the disclosure of fair value of certain financial instruments in interim financial statements. The first Staff Position, FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. The second Staff Position, FSP FAS 115-2, changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings. The third Staff Position, FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments increases the frequency of fair value disclosures from annual only to quarterly. All three FSPs are effective for interim periods ending after June 15, 2009, with the option to early adopt for interim periods ending after March 15, 2009. The FSPs were adopted by the Company on April 1, 2009 and the impact on the Company’s financial statements was not material.

3. Net Income Per Common Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Dilutive shares are computed using the treasury stock method and include the incremental effect of shares that would be issued upon the assumed exercise of stock options and the vesting of restricted stock.

The table below is a reconciliation of the numerator and denominator in the basic and diluted net income per common share calculation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Numerator:
Net income	$9,540	$6,358	$17,876	$11,846
Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	16,708	16,740	16,701	17,028
Effect of dilutive stock options and restricted stock	337	563	345	571

Denominator for diluted net income per common share	17,045	17,303	17,046	17,599

Basic net income per common share	$0.57	$0.38	$1.07	$0.70
Diluted net income per common share	$0.56	$0.37	$1.05	$0.67

Options to purchase 0.3 million and 0.2 million common shares, respectively, were outstanding but not included in the computation of diluted net income per common share in the three months ended June 30, 2009 and 2008, respectively, because their effect would be antidilutive. Options to purchase 0.3 million and 0.1 million common shares, respectively, were outstanding but not included in the computation of diluted net income per common share in the six months ended June 30, 2009 and 2008, respectively, because their effect would be antidilutive.

4. Marketable Securities

The following is a summary of available-for-sale securities:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Tax-exempt municipal securities	$84,172	$1,685	$—	$85,857

Total	$84,172	$1,685	$—	$85,857

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Tax-exempt municipal securities	$91,474	$957	$(59)	$92,372

Total	$91,474	$957	$(59)	$92,372

The unrealized gains and losses on the Company’s investments in municipal securities were caused by changes in market values primarily due to interest rate changes and are included in accumulated other comprehensive income. The Company did not have any securities in an unrealized loss position as of June 30, 2009. All of our securities in an unrealized loss position as of December 31, 2008 had been in an unrealized loss position for less than twelve months. There were no other-than-temporary impairment charges recorded during the first half of 2009.

The remaining contractual maturities of the Company’s marketable securities are shown below:

	As of June 30, 2009	As of December 31, 2008
	(in thousands)
Due within one year	$8,972	$14,580
Due after one year through five years	49,846	48,378
Due after six through ten years	7,337	9,545
Due after ten years	19,702	19,869

	$85,857	$92,372

The following table is a summary of the proceeds from the sale of available-for-sale securities, the gross realized gains and the gross realized losses on sales of investments classified as available-for-sale included in earnings for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Proceeds from the sale and maturity of marketable securities	$6,410	$16,486	$6,410	$54,496
Gross realized gains	—	47	—	216
Gross realized losses	—	—	—	—

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

The following tables summarizes certain fair value information for assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008:

		Fair Value Measurements as of June 30, 2009 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents	$60,894	$60,894	$—	$—
Marketable securities – municipal bonds	$85,857	$—	$85,857	$—

	$146,751	$60,894	$85,857	$—

		Fair Value Measurements as of December 31, 2008 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents	$31,225	$31,225	$—	$—
Marketable securities – municipal bonds	$92,372	$—	$92,372	$—

	$123,597	$31,225	$92,372	$—

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

As of June 30, 2009, the Company does not have any liabilities that were required to be measured at fair value in accordance with FAS 157 on a recurring basis.

5. Accrued Liabilities

Accrued liabilities consist of the following:

	As of June 30, 2009	As of December 31, 2008
	(in thousands)
Accrued compensation and benefits	$6,285	$6,903
Accrued instructional	2,965	2,526
Accrued vacation	2,023	1,400
Customer deposits	1,521	1,370
Other	10,725	6,727

	$23,519	$18,926

6. Commitments and Contingencies

Leasehold Agreements

The Company leases its office facilities and certain office equipment under various noncancelable operating leases. Future minimum lease commitments under the leases as of June 30, 2009, are as follows:

Operating
(in thousands)
2009	$2,093
2010	4,603
2011	5,106
2012	5,259
2013	5,417
2014 and thereafter	10,344

Total	$32,822

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

Line of Credit

The Company maintains an unsecured $10.0 million line of credit with Wells Fargo Bank. The line of credit expired on June 30, 2009 and was renewed through June 30, 2010. There have been no borrowings under this line of credit at June 30, 2009 or December 31, 2008. An unsecured letter of credit in the amount of $1.1 million, which expires on July 31, 2009, was issued under the $10.0 million line of credit in favor of the Department of Education in connection with its annual review of student lending activities. On July 15, 2009, the Company renewed the letter of credit through July 31, 2010 and increased the amount to $1.4 million.

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

7. Common Stock

During the first half of 2008, the Company commenced and completed a $50.0 million stock repurchase program. Under this program the Company repurchased 0.9 million shares for a total consideration of $50.0 million.

During the second half of 2008, the Company commenced an additional stock repurchase program for up to $60.0 million of the Company’s common stock. As of June 30, 2009, the Company had repurchased 0.3 million shares under this program for total consideration of $13.0 million. Cash spent on the purchase of shares during the six months ended June 30, 2009 totaled $4.7 million.

8. Stock-Based Compensation

The table below reflects the Company’s stock-based compensation expense recognized in the consolidated statements of income for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Instructional costs and services	$308	$458	$432	$790
Marketing and promotional	124	265	208	464
General and administrative	695	656	901	1,167

Stock-based compensation expense included in operating income	1,127	1,379	1,541	2,421
Tax benefit	353	421	488	705

Stock-based compensation expense, net of tax	$774	$958	$1,053	$1,716

The tables below summarize stock option activity and other stock option information for the periods indicated:

	Available for Grant	Plan Options Outstanding		Weighted- Average Exercise Price per Share
Service-based Stock Options		Incentive	Non- Qualified
	(in thousands, except per share data)
Balance, December 31, 2008	1,742	310	692	$31.39
Granted	(147)	—	147	52.80
Exercised	—	(47)	(88)	19.50
Canceled	67	(1)	(66)	44.65

Balance, June 30, 2009	1,662	262	685	$35.48

Performance-based Stock Options
Balance, December 31, 2008		—	30	$20.00
Exercised		—	—	—

Balance, June 30, 2009		—	30	$20.00

The outstanding performance-based stock options had a weighted-average remaining contractual life of 6.6 years and an aggregate intrinsic value of $1.2 million at June 30, 2009.

Service-based Stock Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except contractual term data)
Balance at June 30, 2009	947	$35.48	5.4	$23,818
Vested and expected to vest, June 30, 2009	906	$34.94	5.4	$23,279
Exercisable, June 30, 2009	449	$25.10	4.9	$15,872

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on June 30, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2009. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

Restricted stock activity for the six months ended June 30, 2009 is summarized as follows:

Restricted Stock	Number of Shares	Weighted- Average Grant Date Fair Value per Share
	(in thousands, except per share data)
Balance, December 31, 2008	4	$53.45
Granted	32	51.97
Vested	(1)	53.69
Forfeited	—	—

Balance, June 30, 2009	35	$52.10

The following table summarizes information regarding all stock option exercises for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Proceeds from stock options exercised	$986	$1,383	$2,637	$2,021
Tax benefits related to stock options exercised	404	1,013	1,234	1,447
Intrinsic value of stock options exercised	1,697	3,340	4,760	5,002

Intrinsic value of stock options exercised is estimated by taking the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of options exercised for each option holder and then aggregated.

As of June 30, 2009, total compensation cost related to nonvested service-based stock options not yet recognized was $10.2 million, which is expected to be recognized over the next 29 months on a weighted-average basis.

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

The Company performs periodic reviews of its compliance with the various applicable regulatory requirements. The Company has not been notified by any of the various regulatory agencies of any significant noncompliance matters that would adversely impact its ability to participate in Title IV programs, however, the Office of Inspector General (“OIG”) has conducted a compliance audit of the University. The audit commenced on April 10, 2006 and the Company subsequently provided the OIG with periodic information, responded to follow up inquiries and facilitated site visits and access to the Company’s records. The OIG completed its field work in January 2007 and the Company received a draft audit report on August 23, 2007. The Company provided written comments on the draft report to the OIG on September 25, 2007. On March 7, 2008, the OIG’s final report was issued to the Acting Chief Operating Officer (COO) for Federal Student Aid (FSA), which is responsible for primary oversight of the Title IV funding programs. The Company responded to the final report on April 8, 2008. Recently, the Company provided FSA staff with certain additional requested information for financial aid years 2002-2003 through 2006-2007. The FSA will subsequently issue final findings and requirements for Capella University. The FSA may take certain actions, including requiring that the Company refund certain federal student aid funds, requiring the Company to modify its Title IV administration procedures, and/or requiring the Company to pay fines or penalties.

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

Political and budgetary concerns significantly affect the Title IV Programs. Congress reauthorizes the HEA and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in August 2008. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of June 30, 2009, programs in which the Company’s learners participate are operative and sufficiently funded.

In the new Obama administration’s 2010 budget request, the Department of Education proposed to eliminate the Federal Family Education Loan Program (FFELP) and instead require all Title IV student loans to be administered through the Federal Direct Loan Program (FDLP) commencing July 1, 2010. The Company is qualified and approved to participate in the FDLP program and has pilot tested direct loans to certain of its learner groups. Beginning with the 2010-2011 financial aid year on July 1, 2010, we expect to have the Company’s entire learner base transitioned to the FDLP. If the

Company experiences a disruption in its ability to process student loans, either because of administrative challenges on the Company’s part or the inability of the Department of Education to process the substantial increase in direct loans, the Company’s business, financial condition, results of operations and cash flows could be adversely and materially affected. Proposals by the new administration and the current economic downturn may result in other policy and program changes in the Department of Education which may present challenges for the Company’s business.

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

We were founded in 1991, and in 1993 we established our wholly owned university subsidiary, then named The Graduate School of America, to offer doctoral and master’s degrees through distance learning programs in management, education, human services and interdisciplinary studies. In 1995, we launched our online format for delivery of our doctoral and master’s degree programs over the Internet. In 1997, our university subsidiary received accreditation from the North Central Association of Colleges and Schools (later renamed The Higher Learning Commission of the North Central Association of Colleges and Schools). In 1998, we began the expansion of our original portfolio of academic programs by introducing doctoral and master’s degrees in psychology and a master of business administration degree. In 1999, to expand the reach of our brand in anticipation of moving into the bachelor’s degree market, we changed our name to Capella Education Company and the name of our university to Capella University. In 2000, we introduced our bachelor’s degree completion program in information technology, which provided instruction for the last two years of a four-year bachelor’s degree. In 2001, we introduced our bachelor’s degree completion program in business. In 2004, we introduced our four-year bachelor’s degree programs in business and information technology. At June 30, 2009, we offered over 1,050 courses and 28 degree programs with 123 specializations at the undergraduate and graduate levels to more than 29,000 learners.

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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Other than with respect to the critical accounting policy below, there have been no significant changes in our critical accounting policies during the six months ended June 30, 2009.

Marketable Securities—Other than temporary impairments. Available-for-sale marketable securities are carried at fair value as determined by quoted market prices or other observable inputs that are either directly or indirectly observable in the marketplace for identical or similar assets, with unrealized gains and losses, net of tax, reported as a separate component of shareholders’ equity. Management reviews the fair value of the portfolio at least monthly, and evaluates individual securities with fair values below amortized cost at the balance sheet date in accordance with FSP FAS 115-2. In order to determine whether an impairment is other than temporary, FSP FAS 115-2 requires us to conclude whether we intend to sell the impaired security and whether it is not more likely than not that we will be required to sell the security before the recovery of its amortized cost basis. If we intend to sell an impaired debt security or it is more likely than not we will be required to sell prior to recovery of its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of the other-than-temporary impairment related to a credit loss or impairments on securities we have the intent to sell before recovery are recognized in earnings and reflected as a reduction in the cost basis of the security. The amount of the other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of shareholders’ equity in other comprehensive income or loss with no change to the cost basis of the security. There were no other-than-temporary impairment charges recorded during the first half of 2009.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the three months ended June 30, 2009:

	Three Months Ended June 30,
	$ (in thousands)		$ Change	% Change	% of Revenue
	2009	2008	2009 vs. 2008		2009	2008	2009 vs. 2008
Revenues	$80,096	$66,049	$14,047	21.3%	100%	100%	0.0%
Costs and expenses:
Instructional costs and services	33,550	30,844	2,706	8.8	41.9	46.7	(4.8)
Marketing and promotional	23,573	19,573	4,000	20.4	29.4	29.6	(0.2)
General and administrative	8,719	6,968	1,751	25.1	10.9	10.6	0.3

Total costs and expenses	65,842	57,385	8,457	14.7	82.2	86.9	(4.7)

Operating income	14,254	8,664	5,590	64.5	17.8	13.1	4.7
Other income, net	702	1,008	(306)	(30.4)	0.9	1.5	(0.6)

Income before income taxes	14,956	9,672	5,284	54.6	18.7	14.6	4.1
Income tax expense	5,416	3,314	2,102	63.4	6.8	5.0	1.8

Effective Tax Rate	36.2%	34.3%
Net income	$9,540	$6,358	$3,182	50.0%	11.9%	9.6%	2.3%

Revenues. The increase in revenues compared to prior year is primarily driven by 19.5 percentage points from increased enrollments and 4.0 percentage points from the impact of pricing increases, offset by a 2.2 percentage point decrease from a larger proportion of master’s and bachelor’s learners, who generated less revenue per learner than our doctoral learners. Similar to our historical trends, we expect a continued slight shift in enrollments to a larger proportion of master’s and bachelor’s learners. End-of-period enrollment increased 23.4% at June 30, 2009 compared to June 30, 2008.

Instructional costs and services expenses. Our instructional costs and services expenses increased compared to prior year primarily due to increased total faculty compensation to support increased enrollments, an increase in facilities expense as a result of co-locating personnel into a single location and increased depreciation due to the enterprise resource planning (ERP) system implementations in 2008.

Our instructional costs and services expenses as a percentage of revenues decreased primarily due to scale of fixed costs and productivity gains across our learner support functions, registrar’s office and university administration functions and lower information technology expenses as a result of fewer information technology projects related to instructional areas in 2009 compared to 2008.

Marketing and promotional expenses. Our marketing and promotional expenses increased compared to prior year primarily driven by an increase in inquiry spend, an increase in recruitment staffing, and an increase in information technology expenses as a result of a larger number of projects focused on obtaining greater marketing efficiencies.

Our marketing and promotional expenses as a percentage of revenues decreased slightly compared to prior year. This decrease primarily reflects increased efficiencies in inquiry generation, favorable inquiry pricing as a result of the current economic conditions, and a shift in inquiry mix contributing to lower inquiry costs. This improvement was partially offset by an increase in information technology expense due to a larger number of projects focused on obtaining greater sales and marketing efficiencies and an increase in recruitment staffing.

General and administrative expenses. Our general and administrative expenses increased compared to prior year due primarily to increases in bad debt expense due to current payment trends, severance costs and the timing of executive related expenses.

Our general and administrative expenses as a percentage of revenues increased slightly over prior year primarily attributable to the timing of executive related expenses, severance costs, and higher bad debt expense. These were partially offset by scale in our finance and legal departments.

Other income, net. Other income, net decreased compared to prior year principally due to a decrease in interest income levels as a result of lower interest rates during 2009 compared to 2008, partially offset by a higher average cash balance.

Income tax expense. Our effective tax rate increased compared to prior year primarily due to a decrease in the favorable impact of tax-exempt interest.

Net income. Net income increased due to the factors discussed above.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the six months ended June 30, 2009:

	Six Months Ended June 30,
	$ (in thousands)		$ Change	% Change	% of Revenue
	2009	2008	2009 vs. 2008		2009	2008	2009 vs. 2008
Revenues	$156,531	$131,300	$25,231	19.2%	100%	100%	0.0%
Costs and expenses:
Instructional costs and services	64,632	59,860	4,772	8.0	41.3	45.6	(4.3)
Marketing and promotional	48,405	40,966	7,439	18.2	30.9	31.2	(0.3)
General and administrative	17,052	14,698	2,354	16.0	10.9	11.2	(0.3)

Total costs and expenses	130,089	115,524	14,565	12.6	83.1	88.0	(4.9)

Operating income	26,442	15,776	10,666	67.6	16.9	12.0	4.9
Other income, net	1,388	2,397	(1,009)	(42.1)	0.9	1.8	(0.9)

Income before income taxes	27,830	18,173	9,657	53.1	17.8	13.8	4.0
Income tax expense	9,954	6,327	3,627	57.3	6.4	4.8	1.6

Effective Tax Rate	35.8%	34.8%
Net income	$17,876	$11,846	$6,030	50.9%	11.4%	9.0%	2.4%

Revenues. The increase in revenues compared to prior year is primarily driven by 17.0 percentage points from increased enrollments and 4.0 percentage points from the impact of pricing increases, partially offset by a 1.8 percentage point decrease from a larger proportion of master’s and bachelor’s learners, who generated less revenue per learner than our doctoral learners. Similar to our historical trends, we expect a continued slight shift in enrollments to a larger proportion of master’s and bachelor’s learners. End-of-period enrollment increased 23.4% at June 30, 2009 compared to June 30, 2008.

Instructional costs and services expenses. Our instructional costs and services expenses increased compared to prior year primarily due to increased total faculty compensation to support increased enrollments, an increase in facilities expense as a result of co-locating personnel into a single location and increased depreciation due to the ERP system implementations in 2008. These increases were partially offset by lower information technology expenses as a result of fewer information technology projects related to instructional areas in 2009 compared to 2008.

Our instructional costs and services expenses as a percentage of revenues decreased primarily due to scale of fixed costs and productivity gains across our learner support, registrar’s office and university administration functions and lower information technology expenses as a result of fewer information technology projects related to instructional areas in 2009 compared to 2008. These decreases were partially offset by an increase in facility expenses as a result of co-locating personnel into a single location.

Marketing and promotional expenses. Our marketing and promotional expenses increased compared to prior year primarily driven by an increase in inquiry spend, increased information technology expenses as a result of a larger number of projects focused on obtaining greater marketing efficiencies and an increase in recruitment staffing.

Our marketing and promotional expenses as a percentage of revenues decreased slightly compared to prior year. This decrease primarily reflects increased efficiencies in inquiry generation, favorable inquiry pricing as a result of the current economic conditions, and a shift in inquiry mix contributing to lower inquiry costs. This improvement was partially offset by an increase in information technology expense as a result of a larger number of projects focused on obtaining greater sales and marketing efficiencies and an increase in recruitment staffing.

General and administrative expenses. Our general and administrative expenses increased compared to prior year due to increases in bad debt expense due to current trends within certain categories of learners, severance costs and the timing of executive related expenses. The increase was partially offset by a decrease in information technology costs related to the ERP system implemented in 2008.

Our general and administrative expenses as a percentage of revenues decreased primarily due to the comparatively higher information technology expenses in the first half of 2008 from the ERP implementation. This was partially offset by the timing of executive related expenses, severance costs, and higher bad debt as described above.

Other income, net. Other income, net decreased compared to prior year principally due to a decrease in interest income levels as a result of lower interest rates during 2009 compared to 2008, partially offset by a higher average cash balance.

Income tax expense. Our effective tax rate increased as compared to prior year primarily due to a decrease in the favorable impact of tax-exempt interest.

Net income. Net income increased due to the factors discussed above.

Liquidity and Capital Resources

Liquidity

We financed our operating activities and capital expenditures during the six months ended June 30, 2009 and 2008 through cash provided by operating activities. Our cash, cash equivalents and marketable securities were $146.8 million and $123.6 million at June 30, 2009 and December 31, 2008, respectively. Our cash, cash equivalents and marketable securities increased primarily due to strong cash flow from operations and a decrease in share repurchase activity during the first half of 2009.

We maintain an unsecured $10.0 million line of credit with Wells Fargo Bank. The line of credit expired on June 30, 2009 and was renewed through June 30, 2010. There have been no borrowings under this line of credit at June 30, 2009 or December 31, 2008. An unsecured letter of credit in the amount of $1.1 million, which expires on July 31, 2009, was issued under the $10.0 million line of credit in favor of the Department of Education in connection with its annual review of student lending activities. On July 15, 2009, we renewed the letter of credit through July 31, 2010 and increased the amount to $1.4 million.

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

Operating Activities

Net cash provided by operating activities was $32.1 million and $19.2 million for the six months ended June 30, 2009 and 2008, respectively. The increase from 2008 to 2009 was primarily due to a $6.0 million increase in net income, a $13.8 million increase in accounts payable and accrued liabilities primarily due to the timing of invoice payments and an increase in cash flow from the changes in the amounts of accrued bonus expense. These increases were partially offset by a decrease in income taxes payable primarily due to the timing of the first and second quarter 2009 federal and state estimated tax payments made during second quarter 2009.

Investing Activities

Our cash used in investing activities is primarily related to the purchase of property and equipment and investments in marketable securities. Net cash used in investing activities was $1.5 million and $24.8 million for the six months ended June 30, 2009 and 2008, respectively. Investments in marketable securities consist primarily of purchases, sales and maturities of tax-exempt municipal securities. Net sales of these securities was $6.4 million and net purchases of these securities were $17.8 million during the six months ended June 30, 2009 and 2008, respectively.

We believe that the credit quality and liquidity of our investment portfolio is currently strong. Due to current market conditions, the unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply/demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity. But even with this approach, we may incur investment losses as a result of unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Capital expenditures were $8.0 million and $7.1 million for the six months ended June 30, 2009 and 2008, respectively. The slight increase in 2009 from 2008 was primarily due to the timing of cash payments for capital projects focused on enhancing faculty engagement and improving learning outcomes.

We lease all of our facilities. We expect to make future payments on existing leases from cash generated from operations.

Financing Activities

Net cash used in financing activities was $0.9 million and $46.6 million for the six months ended June 30, 2009 and 2008, respectively. Financing activities during the six months ended June 30, 2009 were related to the repurchase of common stock in the amount of $4.7 million, partially offset by $2.6 million in proceeds from stock option exercises and $1.2 million in excess tax benefits from stock option exercises.

In 2008, financing activities during the first half were primarily related to the repurchase of common stock in the amount of $50.0 million, partially offset by $2.0 million in proceeds from stock option exercises and $1.4 million in excess tax benefits from stock option exercises. The reduction in common stock repurchases during the first half of 2009 compared to 2008 reflects our decision to preserve our liquidity by retaining our cash and cash equivalents balances due to the current economic conditions.

Contractual Obligations

The following table sets forth, as of June 30, 2009, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases(a)	$32,822	$2,093	$9,709	$10,676	$10,344

Total contractual obligations	$32,822	$2,093	$9,709	$10,676	$10,344

(a)	Minimum lease commitments for our headquarters and miscellaneous office equipment.

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

In the new Obama administration’s 2010 budget request, the Department of Education proposed to eliminate the Federal Family Education Loan Program (FFELP) and instead require all Title IV student loans to be administered through the Federal Direct Loan Program (FDLP) commencing July 1, 2010. We are qualified and approved to participate in the FDLP program and have pilot tested direct loans to certain learner groups. Beginning with the 2010-2011 financial aid year on July 1, 2010, we expect to have our entire learner base transitioned to the FDLP. If we experience a disruption in our ability to process student loans, either because of administrative challenges on our part or the inability of the Department of Education to process the substantial increase in direct loans, our business, financial condition, results of operations and cash flows could be adversely and materially affected. Proposals by the new administration and the current economic downturn may result in other policy and program changes in the Department of Education which may present challenges for our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We have no derivative financial instruments or derivative commodity instruments. We believe the risk related to cash equivalents and marketable securities is limited due to the adherence to our investment policy which focuses on capital preservation and liquidity. In addition, all investments must have a minimum Standard & Poor’s rating of A minus (or equivalent). All of our cash equivalents and marketable securities as of June 30, 2009 and December 31, 2008 were rated A minus or higher. In addition, we utilize money managers who conduct initial and ongoing credit analysis on our investment portfolio to monitor and minimize the potential impact of market risk associated with our cash, cash equivalents and marketable securities. Despite the investment risk mitigation strategies we employ, we may incur investment losses as a result of unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. In addition, unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Interest Rate Risk

We manage interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At June 30, 2009, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are effective, as of June 30, 2009, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

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

Other than with respect to the risk factor below, there have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008. Our current risk factor captioned “A reclassification of our adjunct faculty may have a material adverse effect on our results of operations” is restated as follows:

A reclassification of our adjunct faculty may have a material adverse effect on our results of operations.

Adjunct faculty comprised approximately 84% of our faculty population at December 31, 2008. We classify our adjunct faculty as independent contractors, as opposed to employees. Because we classify our adjunct faculty as independent contractors, with respect to these individuals we do not withhold federal or state income or other employment-related taxes, make federal or state unemployment tax or Federal Insurance Contributions Act (FICA) payments, provide workers’ compensation insurance or provide certain benefits available to our employees. The determination of whether adjunct faculty members are properly classified as independent contractors or as employees is based upon the facts and circumstances of our relationship with our adjunct faculty members. Federal or state authorities or current or former adjunct faculty members may challenge our classification as incorrect and assert that our adjunct faculty members must be classified as employees. During 2008, the Internal Revenue Service (IRS) commenced a payroll tax audit of Capella University for the 2006 tax year. As part of that audit, the IRS has requested information about our adjunct faculty, and has specifically questioned our adjunct faculty classification.

The IRS has not yet completed its payroll tax audit and we continue to supply information to, and have discussions with, the IRS regarding the correct classification of our adjunct faculty members and any required payments. In the event that we were to reclassify our adjunct faculty as employees, we would be required to withhold the appropriate taxes, make unemployment tax and FICA payments and pay for workers’ compensation insurance and additional payroll processing costs. If we had reclassified our adjunct faculty members as employees for 2008, we estimate our additional tax, workers’ compensation insurance and payroll processing payments for 2008 would have been approximately $2.5 million. We expect the additional tax and insurance payments will continue to increase in the future, as we continue to hire additional faculty to support our growth in learners. In addition to these known costs, we could be subject to retroactive taxes and penalties, which may be significant, by federal and state authorities, which could adversely affect our business, financial condition, results of operations and cash flows. In the event that we were to reclassify our adjunct faculty as employees, we could also be required to permit these individuals to participate in certain of our employee benefit plans, perhaps retroactively.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended June 30, 2009, the Company used $3.1 million to repurchase shares of common stock under its repurchase program.(1) The Company’s remaining authorization for common stock repurchases was $47.1 million at June 30, 2009.

A summary of the Company’s share repurchases during the quarter is set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
4/1/2009 to 4/30/2009	32,000	$50.28	32,000	$48,519,218
5/1/2009 to 5/31/2009	28,241	$49.85	28,241	$47,111,330
6/1/2009 to 6/30/2009	1,002	$52.28	1,002	$47,058,942

Total	61,243	$50.12	61,243	$47,058,942

(1)	The Company’s repurchase program was announced in July 2008 for repurchases up to an aggregate amount of $60.0 million in value of common stock with no expiration date. As of June 30, 2009, we had purchased 0.3 million shares under this program at an average price of $47.35 totaling $13.0 million. Cash spent on the purchase of shares during the three months ended June 30, 2009 totaled $3.1 million.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on May 12, 2009, shareholders voted on the following proposals:

1. Election of Directors:

	For	Withhold
J. Kevin Gilligan	15,708,236	74,705
Mark N. Greene	15,762,938	20,003
Jody G. Miller	15,767,008	15,933
James A. Mitchell	15,761,607	21,334
Stephen G. Shank	15,661,369	121,572
Andrew M. Slavitt	15,671,661	111,280
David W. Smith	15,661,217	121,724
Jeffrey W. Taylor	15,670,979	111,962
Sandra E. Taylor	15,767,472	15,469
Darrell R. Tukua	15,762,328	20,613

2. To ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2009:

For	Against	Abstain	Broker Non-Vote
15,651,861	118,773	12,306	—

There were 16,727,122 shares of our common stock entitled to vote at the meeting, and a total of 15,782,941 shares (94.36%) were represented at the meeting.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Number	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 11, 2006.

Number	Description	Method of Filing
3.2	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2006.

4.1	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 19, 2006.

10.1*	Form of Restricted Stock Unit Agreement (Employee), under the Capella Education Company 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2009.

10.2*	Form of Restricted Stock Unit Agreement (Non-Employee Director), under the Capella Education Company 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2009.

10.3	Third Amendment to Lease, dated June 10, 2009, by and between the Registrant and Minneapolis 225 Holdings, LLC	Filed electronically.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPELLA EDUCATION COMPANY

/S/ J. KEVIN GILLIGAN	July 28, 2009
J. Kevin Gilligan
Chief Executive Officer
(Principal Executive Officer)

/S/ LOIS M. MARTIN	July 28, 2009
Lois M. Martin
Senior Vice President and Chief
Financial Officer (Principal Financial Officer)

/S/ AMY L. RONNEBERG	July 28, 2009
Amy L. Ronneberg
Vice President and Controller
(Principal Accounting Officer)