Form 10-Q
period 2009-09-30
CAPELLA EDUCATION CO
filed 2009-10-27
CIK 1104349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33140

CAPELLA EDUCATION COMPANY

(Exact name of registrant as specified in its charter)

Minnesota	41-1717955
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

Capella Tower

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

The total number of shares of common stock outstanding as of October 23, 2009, was 16,700,726.

CAPELLA EDUCATION COMPANY

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CAPELLA EDUCATION COMPANY

Consolidated Balance Sheets

(In thousands, except par value)

	As of September 30, 2009	As of December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81,498	$31,225
Marketable securities	72,244	92,372
Accounts receivable, net of allowance of $2,054 at September 30, 2009 and $1,419 at December 31, 2008	13,405	11,949
Prepaid expenses and other current assets	8,690	5,184
Deferred income taxes	3,539	3,477

Total current assets	179,376	144,207
Property and equipment, net	37,212	35,349

Total assets	$216,588	$179,556

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,754	$2,227
Accrued liabilities	25,311	18,926
Income taxes payable	—	150
Deferred revenue	11,215	9,495

Total current liabilities	42,280	30,798
Deferred rent	2,907	1,321
Other liabilities	531	531
Deferred income taxes	6,381	6,069

Total liabilities	52,099	38,719

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares — 100,000
Issued and outstanding shares — 16,656 at September 30, 2009 and 16,666 at December 31, 2008	167	166
Additional paid-in capital	146,623	151,445
Accumulated other comprehensive income	1,389	575
Retained earnings (accumulated deficit)	16,310	(11,349)

Total shareholders’ equity	164,489	140,837

Total liabilities and shareholders’ equity	$216,588	$179,556

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Income

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)
Revenues	$83,569	$65,239	$240,100	$196,539
Costs and expenses:
Instructional costs and services	34,819	29,568	99,451	89,428
Marketing and promotional	24,927	20,828	73,332	61,794
General and administrative	9,279	6,907	26,331	21,605

Total costs and expenses	69,025	57,303	199,114	172,827

Operating income	14,544	7,936	40,986	23,712
Other income, net	529	839	1,917	3,236

Income before income taxes	15,073	8,775	42,903	26,948
Income tax expense	5,290	2,999	15,244	9,326

Net income	$9,783	$5,776	$27,659	$17,622

Net income per common share:
Basic	$0.59	$0.35	$1.66	$1.04

Diluted	$0.57	$0.34	$1.62	$1.01

Weighted average number of common shares outstanding:
Basic	16,718	16,626	16,707	16,893

Diluted	17,022	17,077	17,038	17,424

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)
Operating activities
Net income	$27,659	$17,622
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	5,372	3,882
Depreciation and amortization	10,641	9,049
Amortization of investment premium	1,255	1,381
Asset impairment	34	44
Gain realized on sale of marketable securities	—	(225)
Stock-based compensation	2,484	3,259
Excess tax benefits from stock-based compensation	(2,384)	(1,647)
Deferred income taxes	(248)	(776)
Changes in operating assets and liabilities:
Accounts receivable	(6,828)	(7,643)
Prepaid expenses and other current assets	(1,352)	1,438
Accounts payable and accrued liabilities	9,239	(3,387)
Income taxes payable	219	4,629
Deferred rent	1,586	95
Deferred revenue	1,720	4,424

Net cash provided by operating activities	49,397	32,145
Investing activities
Capital expenditures	(11,907)	(9,891)
Purchases of marketable securities	—	(74,707)
Sales and maturities of marketable securities	20,185	62,006

Net cash provided by (used in) investing activities	8,278	(22,592)
Financing activities
Excess tax benefits from stock-based compensation	2,384	1,647
Net proceeds from exercise of stock options	4,943	2,681
Repurchase of common stock	(14,729)	(54,201)

Net cash used in financing activities	(7,402)	(49,873)

Net increase (decrease) in cash and cash equivalents	50,273	(40,320)
Cash and cash equivalents at beginning of period	31,225	60,600

Cash and cash equivalents at end of period	$81,498	$20,280

Supplemental disclosures of cash flow information
Income taxes paid	$15,294	$5,472

Noncash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$981	$392

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

Marketable Securities

The Company accounts for marketable securities in accordance with the provisions of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC or the Codification) 320, Investments—Debt and Equity Securities. ASC 320 addresses the accounting and reporting for marketable fixed maturity and equity securities. Management determines the appropriate designation of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s marketable securities are classified as available-for-sale as of September 30, 2009 and December 31, 2008.

Available-for-sale marketable securities are carried at fair value as determined by quoted market prices or other observable inputs that are either directly or indirectly observable in the marketplace for identical or similar assets, with unrealized gains and losses, net of tax, reported as a separate component of shareholders’ equity. Management reviews the fair value of the portfolio at least monthly, and evaluates individual securities with fair values below amortized cost at the balance sheet date. In order to determine whether an impairment is other than temporary, management must conclude whether they intend to sell the impaired security and whether it is not more likely than not that they will be required to sell the security before the recovery of its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not they will be required to sell prior to recovery of its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of the other-than-temporary impairment related to a credit loss or impairments on securities management has the intent to sell before recovery are recognized in earnings. The amount of the other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of shareholders’ equity in other comprehensive income or loss.

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest and dividend income and realized gains and losses are included in investment income. The Company classifies all marketable securities as current assets because the assets are available to fund current operations.

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

Subsequent Events

The Company has reviewed and evaluated subsequent events and transactions for material subsequent events through October 27, 2009, the date the financial statements are issued.

Recent Accounting Pronouncements

In June 2009, with the adoption of ASC 105, Generally Accepted Accounting Principles, the FASB Codification became the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the Securities and Exchange Commission (SEC). The Company has adopted the provisions of ASC 105 as of September 30, 2009 and the Codification has not had any impact on the Company’s consolidated financial position or results of operations.

3. Net Income Per Common Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Dilutive shares are computed using the treasury stock method and include the incremental effect of shares that would be issued upon the assumed exercise of stock options and the vesting of restricted stock.

The table below is a reconciliation of the numerator and denominator in the basic and diluted net income per common share calculation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Numerator:
Net income	$9,783	$5,776	$27,659	$17,622
Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	16,718	16,626	16,707	16,893
Effect of dilutive stock options and restricted stock	304	451	331	531

Denominator for diluted net income per common share	17,022	17,077	17,038	17,424

Basic net income per common share	$0.59	$0.35	$1.66	$1.04
Diluted net income per common share	$0.57	$0.34	$1.62	$1.01

Options to purchase 0.3 million common shares were outstanding but not included in the computation of diluted net income per common share in the three months ended September 30, 2009 and 2008, respectively, because their effect would be antidilutive. Options to purchase 0.3 million and 0.2 million common shares, respectively, were outstanding but not included in the computation of diluted net income per common share in the nine months ended September 30, 2009 and 2008, respectively, because their effect would be antidilutive.

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

4. Marketable Securities

The following is a summary of available-for-sale securities:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Tax-exempt municipal securities	$70,034	$2,210	$—	$72,244

Total	$70,034	$2,210	$—	$72,244

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Tax-exempt municipal securities	$91,474	$957	$(59)	$92,372

Total	$91,474	$957	$(59)	$92,372

The unrealized gains and losses on the Company’s investments in municipal securities were caused by changes in market values primarily due to interest rate changes and are included in accumulated other comprehensive income. The Company did not have any securities in an unrealized loss position as of September 30, 2009. All of our securities in an unrealized loss position as of December 31, 2008 had been in an unrealized loss position for less than twelve months. There were no other-than-temporary impairment charges recorded during the nine months ended September 30, 2009.

The remaining contractual maturities of the Company’s marketable securities are shown below:

	As of September 30, 2009	As of December 31, 2008
	(in thousands)
Due within one year	$5,227	$14,580
Due after one year through five years	48,090	48,378
Due after six through ten years	5,131	9,545
Due after ten years	13,796	19,869

	$72,244	$92,372

The following table is a summary of the proceeds from the sale of available-for-sale securities, the gross realized gains and the gross realized losses on sales of investments classified as available-for-sale included in earnings for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Maturities of marketable securities	$12,775	$2,908	$19,185	$20,803
Proceeds from the sale of marketable securities	1,000	4,602	1,000	41,203

	$13,775	$7,510	$20,185	$62,006

Gross realized gains	—	9	—	225
Gross realized losses	—	—	—	—

On January 1, 2008, the Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

ASC 820 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. The fair value measurements are classified under the following hierarchy:

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

The following tables summarizes certain fair value information for assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008:

		Fair Value Measurements as of September 30, 2009 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents	$81,498	$81,498	$—	$—
Tax-exempt municipal securities	$72,244	$—	$72,244	$—

	$153,742	$81,498	$72,244	$—

		Fair Value Measurements as of December 31, 2008 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents	$31,225	$31,225	$—	$—
Tax-exempt municipal securities	$92,372	$—	$92,372	$—

	$123,597	$31,225	$92,372	$—

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

As of September 30, 2009, the Company does not have any liabilities that were required to be measured at fair value on a recurring basis.

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

5. Accrued Liabilities

Accrued liabilities consist of the following:

	As of September 30, 2009	As of December 31, 2008
	(in thousands)
Accrued compensation and benefits	$9,691	$6,903
Accrued instructional	3,186	2,526
Accrued vacation	1,918	1,400
Customer deposits	1,503	1,370
Other	9,013	6,727

	$25,311	$18,926

6. Commitments and Contingencies

Leasehold Agreements

The Company leases its office facilities and certain office equipment under various noncancelable operating leases. Future minimum lease commitments under the leases as of September 30, 2009, are as follows:

Operating
(in thousands)
2009	$1,056
2010	4,603
2011	5,106
2012	5,259
2013	5,417
2014 and thereafter	10,344

Total	$31,785

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

Line of Credit

The Company maintains an unsecured $10.0 million line of credit with Wells Fargo Bank. The line of credit expires on June 30, 2010. There have been no borrowings under this line of credit at September 30, 2009 or December 31, 2008. An unsecured letter of credit in the amount of $1.4 million, which expires on July 31, 2010, was issued under the $10.0 million line of credit in favor of the Department of Education in connection with its annual review of student lending activities.

Litigation

In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters. The Company does not believe that the outcome of any pending claims will have a material adverse impact on its consolidated financial position or results of operations.

7. Common Stock

During the first half of 2008, the Company commenced and completed a $50.0 million stock repurchase program. Under this program the Company repurchased 0.9 million shares for a total consideration of $50.0 million.

During the second half of 2008, the Company commenced an additional stock repurchase program for up to $60.0 million of the Company’s common stock. As of September 30, 2009, the Company had repurchased 0.4 million shares under this program for total consideration of $23.0 million. Cash spent on the purchase of shares during the nine months ended September 30, 2009 totaled $14.7 million.

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

8. Stock-Based Compensation

The table below reflects the Company’s stock-based compensation expense recognized in the consolidated statements of income for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Instructional costs and services	$258	$276	$690	$1,066
Marketing and promotional	104	184	312	648
General and administrative	581	378	1,482	1,545

Stock-based compensation expense included in operating income	943	838	2,484	3,259
Tax benefit	326	270	814	975

Stock-based compensation expense, net of tax	$617	$568	$1,670	$2,284

The tables below summarize stock option activity and other stock option information for the periods indicated:

		Plan Options Outstanding		Weighted- Average
Service-based Stock Options	Available for Grant	Incentive	Non-Qualified	Exercise Price per Share
	(in thousands, except per share data)
Balance, December 31, 2008	1,742	310	692	$31.39
Granted	(147)	—	147	52.80
Exercised	—	(91)	(150)	20.56
Canceled	69	(2)	(67)	44.55

Balance, September 30, 2009	1,664	217	622	$37.16

Performance-based Stock Options
Balance, December 31, 2008		—	30	$20.00
Exercised		—	—	—

Balance, September 30, 2009		—	30	$20.00

The outstanding performance-based stock options had a weighted-average remaining contractual life of 6.4 years and an aggregate intrinsic value of $1.4 million at September 30, 2009.

Service-based Stock Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except contractual term data)
Balance at September 30, 2009	839	$37.16	5.3	$25,403
Vested and expected to vest, September 30, 2009	808	$36.64	5.3	$24,870
Exercisable, September 30, 2009	438	$27.94	4.9	$17,268

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on September 30, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2009. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Restricted stock activity for the nine months ended September 30, 2009 is summarized as follows:

Restricted Stock	Number of Shares	Weighted- Average Grant Date Fair Value per Share
	(in thousands, except per share data)
Balance, December 31, 2008	4	$53.45
Granted	33	52.22
Vested	(2)	53.10
Forfeited	—	—

Balance, September 30, 2009	35	$52.34

The following table summarizes information regarding all stock option exercises for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Proceeds from stock options exercised	$2,306	$660	$4,943	$2,681
Tax benefits related to stock options exercised	1,288	293	2,523	1,741
Intrinsic value of stock options exercised	4,416	1,738	9,176	6,740

Intrinsic value of stock options exercised is estimated by taking the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of options exercised for each option holder and then aggregated.

As of September 30, 2009, total compensation cost related to nonvested service-based stock options not yet recognized was $9.0 million, which is expected to be recognized over the next 29 months on a weighted-average basis.

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

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

Political and budgetary concerns significantly affect the Title IV Programs. Congress reauthorizes the HEA and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in August 2008. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of September 30, 2009, programs in which the Company’s learners participate are operative and sufficiently funded.

In the new Obama administration’s 2010 budget request, the Department of Education proposed to eliminate the Federal Family Education Loan Program (FFELP) and instead require all Title IV student loans to be administered through the Federal Direct Loan Program (FDLP) commencing July 1, 2010. The Company is qualified and approved to participate in the FDLP and has pilot tested direct loans to certain of its learner groups. Beginning September 2009, all new learners’ loans are being awarded through the FDLP. Beginning with the 2010-2011 financial aid year on July 1, 2010, the Company expects to have the Company’s entire learner base transitioned to the FDLP. If the Company experiences a disruption in its ability to process student loans, either because of administrative challenges on the Company’s part or the inability of the Department of Education to process the substantial increase in direct loans, the Company’s business, financial condition, results of operations and cash flows could be adversely and materially affected. Proposals by the new administration and the current economic downturn may result in other policy and program changes in the Department of Education which may present challenges for the Company’s business.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as updated in our subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this or other reports on Form 10-Q. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC.

Overview

Background

We are an exclusively online post-secondary education services company. Our wholly owned subsidiary, Capella University, is a regionally accredited university that offers a variety of undergraduate and graduate degree programs primarily for working adults.

We were founded in 1991, and in 1993 we established our wholly owned university subsidiary, then named The Graduate School of America, to offer doctoral and master’s degrees through distance learning programs in management, education, human services and interdisciplinary studies. In 1995, we launched our online format for delivery of our doctoral and master’s degree programs over the Internet. In 1997, our university subsidiary received accreditation from the North Central Association of Colleges and Schools (later renamed The Higher Learning Commission of the North Central Association of Colleges and Schools). In 1998, we began the expansion of our original portfolio of academic programs by introducing doctoral and master’s degrees in psychology and a master of business administration degree. In 1999, to expand the reach of our brand in anticipation of moving into the bachelor’s degree market, we changed our name to Capella Education Company and the name of our university to Capella University. In 2000, we introduced our bachelor’s degree completion program in information technology, which provided instruction for the last two years of a four-year bachelor’s degree. In 2001, we introduced our bachelor’s degree completion program in business. In 2004, we introduced our four-year bachelor’s degree programs in business and information technology. In May 2009, we launched the School of Public Service Leadership. At September 30, 2009, we offered over 1,050 courses and 34 degree programs with 122 specializations at the undergraduate and graduate levels to more than 30,500 learners.

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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Other than with respect to the critical accounting policy below, there have been no significant changes in our critical accounting policies during the nine months ended September 30, 2009.

Marketable Securities - Other than temporary impairments. Available-for-sale marketable securities are carried at fair value as determined by quoted market prices or other observable inputs that are either directly or indirectly observable in the marketplace for identical or similar assets, with unrealized gains and losses, net of tax, reported as a separate component of shareholders’ equity. Management reviews the fair value of the portfolio at least monthly, and evaluates individual securities with fair values below amortized cost at the balance sheet date. In order to determine whether an impairment is other than temporary, we must conclude whether we intend to sell the impaired security and whether it is not more likely than not that we will be required to sell the security before the recovery of its amortized cost basis. If we intend to sell an impaired debt security or it is more likely than not we will be required to sell prior to recovery of its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of the other-than-temporary impairment related to a credit loss or impairments on securities we have the intent to sell before recovery are recognized in earnings. The amount of the other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of shareholders’ equity in other comprehensive income or loss. There were no other-than-temporary impairment charges recorded during the nine months ended September 30, 2009.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the three months ended September 30, 2009:

	Three Months Ended September 30,
	$ (in thousands)		$ Change	% Change	% of Revenue
	2009	2008	2009 vs. 2008		2009	2008	2009 vs. 2008
Revenues	$83,569	$65,239	$18,330	28.1%	100%	100%	0.0%
Costs and expenses:
Instructional costs and services	34,819	29,568	5,251	17.8	41.7	45.3	(3.6)
Marketing and promotional	24,927	20,828	4,099	19.7	29.8	31.9	(2.1)
General and administrative	9,279	6,907	2,372	34.3	11.1	10.6	0.5

Total costs and expenses	69,025	57,303	11,722	20.5	82.6	87.8	(5.2)

Operating income	14,544	7,936	6,608	83.3	17.4	12.2	5.2
Other income, net	529	839	(310)	(36.9)	0.6	1.3	(0.7)

Income before income taxes	15,073	8,775	6,298	71.8	18.0	13.5	4.5
Income tax expense	5,290	2,999	2,291	76.4	6.3	4.6	1.7

Effective Tax Rate	35.1%	34.2%
Net income	$9,783	$5,776	$4,007	69.4%	11.7%	8.9%	2.8%

Revenues. The increase in revenues compared to prior year is primarily driven by 27.1 percentage points from increased enrollments and 3.9 percentage points from the impact of pricing increases, offset by a 2.8 percentage point decrease from a larger proportion of master’s and bachelor’s learners, who generated less revenue per learner than our doctoral learners. Similar to our historical trends, we expect a continued slight shift in enrollments from doctoral to master’s and bachelor’s. End-of-period enrollment increased 27.7% at September 30, 2009 compared to September 30, 2008.

Instructional costs and services expenses. Our instructional costs and services expenses increased compared to prior year primarily due to our ongoing investment in faculty including increased total faculty compensation to support higher enrollments and an increase in colloquia expenses as a result of a greater number of events and registration growth.

Our instructional costs and services expenses as a percentage of revenues decreased primarily due to scale of fixed costs and productivity gains across our learner support, registrar’s office and administration functions and lower information technology expenses as a result of fewer information technology projects related to instructional areas in 2009 compared to 2008. This improvement was partially offset by an increase in colloquia expenses as a result of an increased number of events and registration growth.

Marketing and promotional expenses. Our marketing and promotional expenses increased compared to prior year primarily driven by an increase in inquiry spend, an increase in enrollment counselor staffing, and an increase in information technology expenses as a result of a larger number of projects focused on obtaining greater marketing efficiencies and improvements in the new enrollment process such as upgrades to the online application form and learner portal.

Our marketing and promotional expenses as a percentage of revenues decreased compared to prior year primarily related to favorable inquiry pricing due to both current economic conditions and a shift in inquiry mix, and a slight improvement in conversion rates. This was partially offset by an increase in information technology expense due to a larger number of projects focused on obtaining greater sales and marketing efficiencies and improvements in the new enrollment process such as upgrades to the online application form and learner portal.

General and administrative expenses. Our general and administrative expenses increased compared to prior year due primarily to increases in bad debt expense resulting from current trends within certain categories of learners and an increase in estimated bonus expense.

Our general and administrative expenses as a percentage of revenues increased over prior year primarily attributable to higher bad debt expense and estimated bonus expense, as described above, as well as increased stock-based compensation expense reflecting 2009 organizational changes and timing of annual executive equity grants. These increases were partially offset by a decrease in severance expense.

Other income, net. Other income, net decreased compared to prior year principally due to a decrease in interest income levels as a result of lower interest rates during 2009 compared to 2008, partially offset by a higher average cash, cash equivalents and marketable securities balance.

Income tax expense. Our effective tax rate increased compared to prior year primarily due to a decrease in the favorable impact of tax-exempt interest.

Net income. Net income increased due to the factors discussed above.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the nine months ended September 30, 2009:

	Nine Months Ended September 30,
	$ (in thousands)		$ Change	% Change	% of Revenue
	2009	2008	2009 vs. 2008		2009	2008	2009 vs. 2008
Revenues	$240,100	$196,539	$43,561	22.2%	100%	100%	0.0%
Costs and expenses:
Instructional costs and services	99,451	89,428	10,023	11.2	41.4	45.5	(4.1)
Marketing and promotional	73,332	61,794	11,538	18.7	30.5	31.4	(0.9)
General and administrative	26,331	21,605	4,726	21.9	11.0	11.0	0.0

Total costs and expenses	199,114	172,827	26,287	15.2	82.9	87.9	(5.0)

Operating income	40,986	23,712	17,274	72.8	17.1	12.1	5.0
Other income, net	1,917	3,236	(1,319)	(40.8)	0.8	1.6	(0.8)

Income before income taxes	42,903	26,948	15,955	59.2	17.9	13.7	4.2
Income tax expense	15,244	9,326	5,918	63.5	6.3	4.7	1.6

Effective Tax Rate	35.5%	34.6%
Net income	$27,659	$17,622	$10,037	57.0%	11.6%	9.0%	2.6%

Revenues. The increase in revenues compared to prior year is primarily driven by 20.3 percentage points from increased enrollments and 3.9 percentage points from the impact of pricing increases, partially offset by a 2.1 percentage point decrease from a larger proportion of master’s and bachelor’s learners, who generated less revenue per learner than our doctoral learners. Similar to our historical trends, we expect a continued slight shift in enrollments from doctoral to master’s and bachelor’s. End-of-period enrollment increased 27.7% at September 30, 2009 compared to September 30, 2008.

Instructional costs and services expenses. Our instructional costs and services expenses increased compared to prior year primarily due to our ongoing investment in faculty including increased total faculty compensation to support higher enrollments, an increase in facilities expense as a result of co-locating personnel into a single location and greater depreciation due to the ERP system implementations in 2008.

Our instructional costs and services expenses as a percentage of revenues decreased primarily due to scale of fixed costs and productivity gains across our learner support, registrar’s office and administration functions and lower information technology expenses as a result of fewer information technology projects related to instructional areas in 2009 compared to 2008. These decreases were partially offset by an increase in facility expenses as a result of co-locating personnel into a single location.

Marketing and promotional expenses. Our marketing and promotional expenses increased compared to prior year primarily driven by an increase in inquiry spend, increased information technology expenses as a result of a larger number of projects focused on obtaining greater marketing efficiencies and an increase in enrollment counselor staffing.

Our marketing and promotional expenses as a percentage of revenues decreased compared to prior year. This decrease is primarily related to favorable inquiry pricing due to both current economic conditions and a shift in inquiry mix. This improvement was partially offset by an increase in information technology expense as a result of a larger number of projects focused on obtaining greater sales and marketing efficiencies and an increase in enrollment counselor staffing.

General and administrative expenses. Our general and administrative expenses increased compared to prior year due to an increase in bad debt expense resulting from current trends within certain categories of learners and an increase in estimated bonus expense. The increase was partially offset by a decrease in information technology costs related to the ERP system implemented in 2008.

Our general and administrative expenses as a percentage of revenues remained flat compared to prior year. There was a decrease as a percent of revenues primarily due to the comparatively higher information technology expenses in the first half of 2008 from the ERP implementation. This was offset by higher bad debt expense and estimated bonus expense, as described above.

Other income, net. Other income, net decreased compared to prior year principally due to a decrease in interest income levels as a result of lower interest rates during 2009 compared to 2008, partially offset by a higher average cash , cash equivalents and marketable securities balance.

Income tax expense. Our effective tax rate increased as compared to prior year primarily due to a decrease in the favorable impact of tax-exempt interest.

Net income. Net income increased due to the factors discussed above.

Liquidity and Capital Resources

Liquidity

We financed our operating activities and capital expenditures during the nine months ended September 30, 2009 and 2008 through cash provided by operating activities. Our cash, cash equivalents and marketable securities were $153.7 million and $123.6 million at September 30, 2009 and December 31, 2008, respectively. Our cash, cash equivalents and marketable securities increased primarily due to strong cash flow from operations and a decrease in share repurchase activity during the nine months ended 2009.

We maintain an unsecured $10.0 million line of credit with Wells Fargo Bank. The line of credit expires on June 30, 2010. There have been no borrowings under this line of credit as of September 30, 2009 or December 31, 2008. An unsecured letter of credit in the amount of $1.4 million, which expires on July 31, 2010, was issued under the $10.0 million line of credit in favor of the Department of Education in connection with its annual review of student lending activities.

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

Operating Activities

Net cash provided by operating activities was $49.4 million and $32.1 million for the nine months ended September 30, 2009 and 2008, respectively. The increase from 2008 to 2009 was primarily due to a $10.0 million increase in net income and a $12.6 million increase in accounts payable and accrued liabilities primarily due to the timing of invoice payments and an increase in cash flow from the changes in the amounts of accrued bonus expense. These increases were partially offset by a decrease in income taxes payable primarily due to the timing of federal and state estimated tax payments made during the second and third quarters of 2009.

Investing Activities

Our cash provided by investing activities is primarily related to the sale and maturity of investments in marketable securities partially offset by the purchase of property and equipment. Net cash provided by investing activities was $8.3 million for the nine months ended September 30, 2009 and net cash used in investing activities was $22.6 million for the nine months ended September 30, 2008. Investments in marketable securities consist primarily of purchases, sales and maturities of tax-exempt municipal securities. Net sales of these securities was $20.2 million and net purchases of these securities were $12.7 million during the nine months ended September 30, 2009 and 2008, respectively.

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

Capital expenditures were $11.9 million and $9.9 million for the nine months ended September 30, 2009 and 2008, respectively. The increase in 2009 from 2008 was primarily due to capital projects focused on improvements in the new enrollment process such as upgrades to the online application form and learner portal as well as automation of a number of processes within our financial aid office. We expect that our capital expenditures in 2009 will be approximately 5 percent of revenues and we expect to be able to fund these capital expenditures with cash generated from operations.

We lease all of our facilities. We expect to make future payments on existing leases from cash generated from operations.

Financing Activities

Net cash used in financing activities was $7.4 million and $49.9 million for the nine months ended September 30, 2009 and 2008, respectively. Financing activities during the nine months ended September 30, 2009 were related to the repurchase of common stock in the amount of $14.7 million, partially offset by $4.9 million in proceeds from stock option exercises and $2.4 million in excess tax benefits from stock option exercises.

Financing activities during the nine months ended September 30, 2008 were primarily related to the repurchase of common stock in the amount of $54.2 million, partially offset by $2.7 million in proceeds from stock option exercises and $1.6 million in excess tax benefits from stock option exercises. The reduction in common stock repurchases during 2009 compared to 2008 reflects our decision to preserve our liquidity by retaining our cash and cash equivalents balances due to the current economic conditions.

Contractual Obligations

The following table sets forth, as of September 30, 2009, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented:

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases(a)	$31,785	$1,056	$9,709	$10,676	$10,344

Total contractual obligations	$31,785	$1,056	$9,709	$10,676	$10,344

(a)	Minimum lease commitments for our headquarters and miscellaneous office equipment.

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

In the new Obama administration’s 2010 budget request, the Department of Education proposed to eliminate the Federal Family Education Loan Program (FFELP) and instead require all Title IV student loans to be administered through the Federal Direct Loan Program (FDLP) commencing July 1, 2010. We are qualified and approved to participate in the FDLP program and have pilot tested direct loans to certain learner groups. Beginning September 2009, all new learners’ loans are being awarded through the FDLP. Beginning with the 2010-2011 financial aid year on July 1, 2010, we expect to have our entire learner base transitioned to the FDLP. If we experience a disruption in our ability to process student loans, either because of administrative challenges on our part or the inability of the Department of Education to process the substantial increase in direct loans, our business, financial condition, results of operations and cash flows could be adversely and materially affected. Proposals by the new administration and the current economic downturn may result in other policy and program changes in the Department of Education which may present challenges for our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We have no derivative financial instruments or derivative commodity instruments. We believe the risk related to cash equivalents and marketable securities is limited due to the adherence to our investment policy which focuses on capital preservation and liquidity. In addition, all investments must have a minimum Standard & Poor’s rating of A minus (or equivalent). All of our cash equivalents and marketable securities as of September 30, 2009 and December 31, 2008 were rated A minus or higher. In addition, we utilize money managers who conduct initial and ongoing credit analysis on our investment portfolio to monitor and minimize the potential impact of market risk associated with our cash, cash equivalents and marketable securities. Despite the investment risk mitigation strategies we employ, we may incur investment losses as a result of unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. In addition, unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Interest Rate Risk

We manage interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At September 30, 2009, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are effective, as of September 30, 2009, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008, as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended September 30, 2009, the Company used $10.1 million to repurchase shares of common stock under its repurchase program.(1) The Company’s remaining authorization for common stock repurchases was $37.0 million at September 30, 2009.

A summary of the Company’s share repurchases during the quarter is set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
7/1/2009 to 7/31/2009	—	$—	—	$47,058,942
8/1/2009 to 8/31/2009	68,543	$63.99	68,543	$42,672,761
9/1/2009 to 9/30/2009	90,800	$62.57	90,800	$36,991,082

Total	159,343	$63.18	159,343	$36,991,082

(1)	The Company’s repurchase program was announced in July 2008 for repurchases up to an aggregate amount of $60.0 million in value of common stock with no expiration date. As of September 30, 2009, we had purchased 0.4 million shares under this program at an average price of $53.18 totaling $23.0 million. Cash spent on the purchase of shares during the three months ended September 30, 2009 totaled $10.1 million.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Number	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 11, 2006.

3.2	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2006.

4.1	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 19, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPELLA EDUCATION COMPANY

/S/ J. KEVIN GILLIGAN	October 27, 2009
J. Kevin Gilligan
Chief Executive Officer
(Principal Executive Officer)

/S/ LOIS M. MARTIN	October 27, 2009
Lois M. Martin
Senior Vice President and Chief
Financial Officer (Principal Financial Officer)

/S/ AMY L. RONNEBERG	October 27, 2009
Amy L. Ronneberg
Vice President and Controller
(Principal Accounting Officer)