Form 10-K
period 2009-12-31
CAPELLA EDUCATION CO
filed 2010-02-24
CIK 1104349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-33140

CAPELLA EDUCATION COMPANY

(Exact name of registrant as specified in its charter)

Minnesota	41-1717955
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

Capella Tower 225 South Sixth Street, 9th Floor Minneapolis, Minnesota	55402
(Address of principal executive offices)	(Zip code)

(888) 227-3552

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common stock, $.01 par value	Nasdaq Global Market
Title of each class	Name of each exchange on which registered

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $872.4 million.

The total number of shares of common stock outstanding as of January 31, 2010, was 16,722,249.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2009 fiscal year) are incorporated by reference into Part III of this Report.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Item 1A—Risk Factors,” below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by the Company in fiscal 2010.

Item 1.	Business

Overview

We are an exclusively online postsecondary education services company. Through our wholly-owned subsidiary, Capella University, we offer a variety of doctoral, master’s and bachelor’s programs in the following markets: behavioral health and human services, business management and technology, education and public service leadership. We focus on master’s and doctoral degrees, with over 80% of our learners enrolled in a master’s or doctoral degree program. Our academic offerings combine competency-based curricula with the convenience and flexibility of an online learning format. We design our offerings to help working adult learners develop specific competencies that they can employ in their workplace. We actively support and engage with our learners throughout their programs to enhance their prospects for successful program completion. We believe that the relevance and convenience of our programs provide a quality educational experience for our learners. At December 31, 2009, we offered over 1,050 online courses and 36 academic programs with 124 specializations to approximately 34,000 learners.

In 2009, our end-of-year enrollment and revenues grew by approximately 26.4% and 22.9%, respectively, as compared to 2008. To date, our growth has resulted from a combination of: increased demand for our programs; expansion of our program and degree offerings; our ability to obtain specialized accreditations, professional licensures and endorsements for certain programs we offer; establishment of relationships with large corporate employers, healthcare institutions, the U.S. Armed Forces and various community colleges; and a growing acceptance of online education. We seek to achieve growth in a manner that assures continued improvement in educational quality and learner success while maintaining compliance with regulatory standards. Additionally, we seek to enhance our operational and financial performance by tracking and analyzing quantifiable metrics that provide insight as to the effectiveness of our business and educational processes.

Our History

We were founded in 1991 as a Minnesota corporation. In 1993, we established our wholly-owned university subsidiary, then named The Graduate School of America, to offer doctoral and master’s degrees through distance learning programs in management, education, human services and interdisciplinary studies. In 1995, we launched our online format for delivery of our doctoral and master’s degree programs over the Internet. Through our early entry into online education, we believe we have gained extensive experience in the delivery of effective online programs. In 1997, our university subsidiary received accreditation from the North Central Association of Colleges and Schools (later renamed The Higher Learning Commission of the North Central Association of Colleges and Schools). In 1998, we began the expansion of our original portfolio of academic programs by introducing doctoral and master’s degrees in psychology and a master of business administration degree. In 1999, to expand the reach of our brand in anticipation of moving into the bachelor’s degree market, we changed our name to Capella Education Company and the name of our university to Capella University. In 2000, we introduced our bachelor’s degree completion program in information technology, which provided instruction for the last two years of a four-year bachelor’s degree. In 2004, we expanded our addressable market through the introduction of our four-year bachelor’s degree programs in business administration and information technology as well as the introduction of three master’s-level specializations in education targeted at K-12 teachers. In November 2006, we completed an initial public offering of our common stock. In May 2007, we completed a follow-on offering of our common stock. Additionally, during 2007, we introduced six new programs and 31 new specializations, including our first ever specializations in Public Safety and nine new PhD specializations. In 2008, we introduced three new programs and 10 new specializations. In 2009, we launched 10 new degree programs and 16 new specializations, including the addition of doctoral, master’s and bachelor’s level programs within the Public Service Leadership market.

We implemented an enterprise resource planning (ERP) system from 2006 through 2008 in which the final module was implemented in July 2008. During the first half of 2008, we commenced and completed a $50.0 million stock repurchase program, and during the third quarter of 2008 we commenced an additional stock repurchase program for up to $60.0 million of our common stock. As of December 31, 2009, we had repurchased 0.4 million shares under this program for total consideration of $23.0 million.

Industry

The U.S. market for postsecondary education is a large, growing market. According to a 2009 publication by the National Center for Education Statistics (NCES), the number of postsecondary learners enrolled as of the Fall of 2007 was 18.2 million and is expected to grow to 20.8 million by 2017. We believe the forecasted growth in postsecondary enrollment is a result of a number of factors, including the significant and measurable personal income premium that is attributable to postsecondary education, and an increase in demand by employers for professional and skilled workers.

According to the U.S. Census Bureau’s Current Population Survey 2007-2008 American Community Survey report, 65.2% of adults (persons 25 years of age or older) did not possess a postsecondary degree in 2008. Of the 18.2 million postsecondary learners enrolled as of the Fall of 2007, the NCES estimated that 7.0 million were adults, representing 39% of total enrollment. We expect that adults will continue to represent a large, growing segment of the postsecondary education market as they seek additional education to secure better jobs, or to remain competitive or advance in their current careers.

According to Eduventures, an education consulting and research firm, the revenue growth rate in fully-online education exceeded the revenue growth rate in the for-profit segment of the postsecondary market from 2001 to 2006. We believe that the higher growth in demand for fully-online education is largely attributable to the flexibility and convenience of this instructional format, as well as the growing recognition of its educational efficacy. Additionally, in 2009, Eduventures projected that the number of learners enrolled in fully-online programs at Title IV-eligible, degree-granting institutions would grow by approximately 20% in 2009 to reach approximately 2.1 million as of December 31, 2009, and would grow to approximately 2.9 million by December 31, 2011.

Competition

The postsecondary education market is highly fragmented and competitive, with no private or public institution enjoying a significant market share. We compete primarily with public and private degree-granting regionally accredited colleges and universities. Our competitors include both traditional and proprietary colleges and universities offering online programs, such as American Public University, Argosy University, DeVry University, Grand Canyon University, Strayer University, University of Phoenix and Walden University. Many of these colleges and universities enroll working adults in addition to traditional 18 to 24 year-old learners and offer a variety of distance education initiatives.

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

Academic Programs and Specializations Designed for Working Adults. At December 31, 2009, we offered 36 academic programs with 124 specializations, each designed to appeal to and meet the educational objectives of working adults in specific professional markets. The diversity of our program portfolio allows us to target relevant portions of the adult learner population and provide offerings in several of the highest demand areas of study, such as behavioral health and human services, business, information technology, education and public service leadership. Our specializations are designed to attract learners by providing depth within a program that is typically unavailable in an unspecialized program and by addressing specific competencies that learners can apply in their current workplace.

Extensive Learner Support Services. We provide extensive learner support services, both online and telephonically. Our support services include: academic services, such as advising, writing, tutoring and research services; administrative services, such as online class registration and transcript requests; library services; financial aid counseling; and career counseling services. We believe our commitment to providing high quality, responsive and convenient learner support services encourages course and degree completion and contributes to our high learner satisfaction.

Experienced Management Team with Significant Business, Academic and Marketing Expertise. Our management team possesses extensive experience in business, academic and marketing management as well as public company experience, in many cases with organizations of much larger scale and operational diversity than our organization. Our management team is led by J. Kevin Gilligan, our Chairman and Chief Executive Officer, who has over 20 years of executive experience and service on public company boards. Lois M. Martin, our Chief Financial Officer, serves on a public company board of directors and has held senior financial management positions in public companies for over 11 years. Kyle Carpenter joined Capella Education Company in 2009 as Senior Vice President of Strategy and Business Development and has more than 30 years of business strategy and development experience. Dr. Christopher Cassirer, President of Capella University, has over 11 years of experience in academic leadership, including five years with Capella University. We integrate our management through cross-functional teams to ensure that business objectives are met while continuing to deliver academic quality.

Our Operating Strategy

Our faculty and staff are focused on helping our learners succeed. To that end, we intend to pursue the following operating strategies:

•	Lead the definition of high quality online learning to serve working adult professionals.

•	Deliver superior academic, career and life outcomes to our learners.

•	Sustain growth by focusing in high demand professional markets.

We will focus on the following operational priorities to deliver these strategies:

Superior teaching and learning outcomes. We will continue to refine and implement best practices for teaching and learning models, along with technology to enhance learning for working adults. Our goal is to further strengthen our position as a recognized leader in high quality, online learning.

We are committed to delivering superior academic and career outcomes to our learners. We seek to develop a deep understanding of the professions we serve, and the competencies required of skilled professionals in these fields. This commitment guides the development of our curricula, the recruitment of our faculty and staff, and the design of our support services. We use the results of internal assessments to develop an understanding of the specific needs and readiness of each individual learner at the start of a program. Through the use of competency-based curricula and transparent measurement of course and program outcomes, we seek to provide our learners with tangible outcomes, including a portfolio of professional competencies, and support for career advancement as well as the degree itself.

Exceptional learner experience. Capella serves a unique learner. Our learners tend to be career professionals with an average age of 39, pursuing graduate degrees to fulfill a life purpose. We are surrounding these learners with a supportive environment to help them focus on academic success. This includes making learners’ administrative interactions with Capella less complex.

We look for opportunities to improve our learners’ educational experience and increase the likelihood of learners successfully completing degree programs. We also seek to facilitate an even closer relationship between our faculty and learners to further drive learner success. We believe our focus on both superior learning outcomes and a superior learner experience is core to our differentiation strategy and will continue to enhance learner satisfaction, leading to higher levels of engagement, persistence, brand advocacy and referrals.

Brand differentiation and leadership. Our goal is to build on our success of strong inquiry, application and new enrollment results. We will continue to leverage our data rich environment and analytical capabilities to drive greater marketing efficiencies, higher quality inquiries and improved conversion rates.

We will continue to focus on enhancing our differentiation as a high quality, exclusively online university for working adults in targeted professions within our specified markets through a variety of initiatives. These initiatives include the pursuit of specialized accreditations, state approval of programs leading to professional licensure, brand alliances, and communicating our differentiation through brand advertising and direct marketing. To optimize our investments, we regularly perform market tests, analyze the results and refine our approach based on the findings. We believe increased brand awareness and differentiation will contribute to long-term competitive advantage and continued enrollment growth in our existing and future markets.

Successful new market and product development. We also seek to drive growth through a multifaceted strategy of enhancing existing program offerings, developing new programs and specializations within our four current target markets, and pursuing new market and new business opportunities. We seek to enhance our existing program offerings by pursuing improvements in course design and technology and obtaining specialized accreditation, additional state approval of programs leading to professional licensure and select endorsements. Within our current target markets, we seek to expand our program and specialization offerings, while also targeting additional professions. Finally, we are beginning to explore opportunities in new markets and capabilities that will leverage our existing expertise, brand reputation and educational capabilities as well as have strong demand potential and growth characteristics.

These four priorities are enabled by technology and the talent of our faculty and employees. We will continue to make investments in our technology infrastructure in and outside of the course room, and in talent development to continue to strengthen the foundation of our business.

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

•

Faculty. We select our faculty based on their academic credentials and teaching and practitioner experience. Our faculty members tend to be practitioners as well as scholars, and they bring relevant, practical experience from their professional careers into the courses they teach. Approximately 82% of our faculty members hold a doctoral degree in their respective fields. We invest in the professional development of our faculty members through training in online teaching techniques as well as events and discussions designed to foster sharing of best practices and a commitment to academic quality.

•

Online Course Design. We employ a comprehensive design framework to ensure that our online courses offer a consistent learning experience, high quality interaction, and the tools required for assessing learning outcomes. We regularly assess course outcomes data as well as learner assessments to identify opportunities for course upgrades.

•

Learner Support. We establish teams comprised of both academic and administrative personnel in areas including advising, academic support, financial aid counseling and administrative, library and career counseling services to serve as important points of contact to learners throughout the duration of their studies. Most of our support services are accessible online, allowing users to access these services at a time and in a manner that is convenient to them. We believe that a committed support network is as important to maintaining learner motivation and commitment as the knowledge and engagement of our faculty.

In addition to these traditional components of academic quality, our approach to teaching and the online format of our programs offers several features that enrich the learning experience for our primarily working adult learners:

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

Curricula

Our program offerings cover four markets: behavioral health and human services, business management and technology, education, and public service leadership. At December 31, 2009, we offered 36 academic programs with 124 specializations within these markets as follows:

Public Service Leadership	Behavioral Health and Human Services

Doctor of Public Administration

•      General Public Administration

Doctor of Philosophy in Human Services

•      General Human Services

•      Health Care Administration

•      Management of Nonprofit Agencies

•      Social and Community Services

Doctor of Philosophy in Public Safety

•      Criminal Justice

•      Emergency Management

•      Public Safety Leadership

Master of Public Administration

•      General Public Administration

Master of Science in Human Services

•      General Human Services

•      Gerontology

•      Health Care Administration

•      Management of Nonprofit Agencies

•      Social and Community Services

Master of Science in Nursing

•      Nurse Educator

•      Nurse Educator Bridge

Master of Public Health

•      General Public Health

•      Health Management and Policy

•      Social and Behavioral Sciences

Master of Science in Public Safety

•      Criminal Justice

•      Emergency Management

•      Public Safety Leadership

Bachelor of Science in Public Safety

•      Criminal Justice

•      Emergency Management

•      Homeland Security

Bachelor of Science in Nursing

•      RN-to-BSN Completion

Bachelor of Public Administration

•      General Public Administration

Doctor of Philosophy in Counselor Education and Supervision

•      General Counselor Education and Supervision

Doctor of Philosophy in Counseling Studies

•      General Counseling Studies

Doctor of Psychology

•      Clinical Psychology

Doctor of Philosophy in Psychology

•      Educational Psychology

•      General Psychology

•      Industrial/Organizational Psychology

Master of Science in Counseling Studies

•      General Counseling Studies

Master of Science in Addiction Counseling

•      General Addiction Counseling

Master of Science in Marriage and Family Therapy

•      General Marriage and Family Therapy

Master of Science in Mental Health Counseling

•      General Mental Health Counseling

Master of Science in School Counseling

•      General School Counseling

Master of Science in Psychology

•      Child and Adolescent Development

•      Clinical Psychology

•      Counseling Psychology

•      Educational Psychology

•      Evaluation, Research, and Measurement

•      General Psychology

•      Industrial/Organizational Psychology

•      Leadership Coaching Psychology

•      Organizational Leader Development

•      School Psychology

•      Sport Psychology

Bachelor of Science in Psychology

•      General Psychology

Business, Management & Technology	Business, Management & Technology (continued)

Doctor of Philosophy in Business

•     Accounting

•     General Business

Doctor of Philosophy in Organization and Management

•     General Organization and Management

•     Human Resource Management

•     Information Technology Management

•     Leadership

•     Management Education

•     Project Management

Doctor of Philosophy in Information Technology

•     General Information Technology

•     Information Assurance and Security

•     Information Technology Education

•     Project Management

Master of Science in Human Resource Management

Bachelor of Science in Business

•     Accounting

•     Business Administration

•     Finance

•     Health Care Management

•     Human Resource Management

•     Management and Leadership

•     Marketing

•     Project Management

•     Retail Management

Bachelor of Science in Information Technology

•     General Information Technology

•     Health Informatics

•     Information Assurance and Security

•     Network Technology

•     Project Management

•     Software Architecture

•     General Human Resource Management

•     Human Capital Management

•     Industrial and Labor Relations

•     Legal Studies

Master of Science in Organizational Development

•     General Organizational Development

Master of Science in Leadership

•     General Leadership

Master of Business Administration

•     Accounting

•     Finance

•     General Business Administration

•     Global Operations and Supply Chain Management

•     Health Care Management

•     Human Resource Management

•     Information Technology Management

•     Marketing

•     Project Management

Master of Science in Information Technology

•     Business Analysis

•     Enterprise Software Architecture

•     General Information Technology

•     Health Information Management

•     Information Assurance and Security

•     Network Architecture

•     Project Management

Education

Doctor of Education (EdD)

•     Education Leadership and Management

Doctor of Philosophy in Education (PhD)

•     Curriculum and Instruction

•     Instructional Design for Online Learning

•     K-12 Studies in Education

•     Leadership for Higher Education

•     Leadership in Educational Administration

•     Nursing Education

•     Postsecondary and Adult Education

•     Professional Studies in Education

•     Special Education Leadership

•     Training and Performance Improvement

Education Specialist (EdS)

•     Curriculum and Instruction

•     Leadership in Educational Administration

Master of Science in Education

•     Curriculum and Instruction

•     Early Childhood Education

•     Enrollment Management

•     Instructional Design for Online Learning

•     K-12 Studies in Education

•     Leadership for Higher Education

•     Leadership in Educational Administration

•     Postsecondary and Adult Education

•     Professional Studies in Education

•     Reading and Literacy

•     Special Education Teaching

•     Training and Performance Improvement

Courses are offered on a quarterly academic schedule, which generally coincides with calendar quarters. We offer new learners in most programs the flexibility to begin their introductory first course in their program of study at the beginning of any month. These learners then enroll in subsequent courses on a regular quarterly course schedule. Depending on the program, learners generally enroll in one to two courses per quarter. Each course has a designated start date, and the majority of our courses last for ten weeks.

To meet course requirements, learners typically need to access the online courseroom multiple times each week. However, there is no set course schedule, so learners can attend each course as it fits their weekly schedule. Learners are required to respond to questions posed by the instructor, as well as comments made by other learners. This provides for an interactive experience in which each learner is both encouraged and required to be actively engaged. Additional learning experiences may include team projects and/or research papers. Our online format provides a digital record of learner interactions for the course instructor to assess learners’ levels of engagement and demonstration of required competencies. The course design also includes assessment of learning outcomes.

The only exception to our exclusively online format is for doctoral learners, and for certain master’s degree candidates pursuing professional licenses. These learners participate in periodic residential colloquia, year-in-residencies, supervised practica and internships as a complement to their courses. The colloquia typically last two days to two weeks and are required, on average, once per year for learners in applicable programs, while the supervised practica and internships vary in length based on the program in which the learner is enrolled.

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

Faculty

We seek to hire faculty who have teaching and/or practitioner experience in their particular discipline and who possess significant academic credentials. Approximately 82% of our faculty members have a doctoral degree. We provide significant training to new faculty members, including a five-week online development program focused on effective online teaching methods and our online platform, prior to offering them a teaching assignment. In addition, we provide professional development and training for all faculty members on an ongoing basis. To evaluate the performance of our faculty members, we periodically monitor courseroom activity and assess learner performance against course outcomes.

Our faculty consists of full-time academic administrators, faculty chairs and core faculty as well as adjunct faculty. Our full-time academic administrators’ primary responsibilities are to monitor the quality and relevance of our curricula, to recruit and manage teaching faculty and to ensure we maintain standards of accreditation. Our faculty chairs supervise the faculty in their respective specializations. Our full-time faculty teach courses in their assigned specializations and serve as mentors to, and on comprehensive and dissertation committees for, our doctoral learners. Our adjunct faculty typically teach one to three courses per quarter in their specializations and also serve as mentors to, and on comprehensive and dissertation committees for, our doctoral learners. Of our 1,277 faculty members as of December 31, 2009, 172 were core faculty and faculty administrators and the remainder were independent contractor adjunct faculty.

On January 4, 2010, we transitioned our independent contractor adjunct faculty to become Capella employees. We believe this closer relationship with all of our faculty will strengthen our relationship with our learners and support our strategic goals in continuing to create a highly valuable learning experience focused on tangible outcomes.

Learner Support Services

The learner support services we provide include:

Academic Services. We provide learners with a variety of services designed to support their academic studies. These services include new learner orientation, technical support, academic advising, research services (particularly for doctoral degree candidates), writing services and online tutoring. We also provide appropriate educational accommodations to learners with documented disabilities through our disability support services team.

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

Library Services. We provide learners with online access to the Capella University Library. Our library provides learners with access to a comprehensive collection of online journals, eBooks and interlibrary loan services. Our team of librarians is available via e-mail and phone to help with research, and learning. They offer tutorials, virtual instruction sessions, consultations on research assignments and online research guides. Librarians also attend our residential colloquia to teach library instruction sessions. Our interlibrary loan services are provided through our relationship with the University of Michigan.

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

Admissions

Capella University’s admission process is designed to offer access to prospective learners who seek the benefits of a postsecondary education while providing feedback to prospects regarding their ability to successfully complete their chosen program. Prior to the first course in their program of study, learners are urged to complete an orientation to online education and a skills assessment, the results of which enable us to develop an understanding of the specific needs and readiness of each individual learner. Learners must successfully complete the first course in their program of study to continue their education.

Learners enrolling in our bachelor’s programs must have a high school diploma or a GED and demonstrate competence in writing and logical reasoning during the first course of their program of study. Learners enrolling in our graduate programs must have the requisite academic degree from an accredited institution and a specified minimum grade point average. In addition to our standard admission requirements, we require applicants to some of our programs to provide additional application material and information, and/or interview with, and be approved by faculty.

Marketing

We engage in a range of marketing activities to build the Capella brand, differentiate us from other educational providers, raise levels of awareness and consideration with prospective learners, generate inquiries about enrollment, remind and motivate existing learners to re-register each quarter, and stimulate referrals from existing learners and graduates. These marketing activities include Internet, print, radio and direct mail advertising campaigns, participation in seminars and trade shows, and development of marketing channels through our corporate and healthcare, U.S. Armed Forces, government, and educational relationships. Online advertising (targeted, direct, search and through aggregators) currently generates our largest volume of prospective learners.

Our corporate and healthcare, U.S. Armed Forces, government and educational relationships are developed and managed by our channel sales team. Our channel sales team works with representatives in the various organizations to help them understand the quality, impact and value that our academic programs can provide, both for the individuals in their organization and for the organization itself. For the year ended December 31, 2009, approximately 24% of our learners received a discount in connection with one of our marketing relationships or programs described below.

•

Corporate, Healthcare and Federal Relationships. We developed our corporate, healthcare and federal alliance programs to offer education opportunities to employees of large and mid-size companies. Pursuant to these arrangements, program participants make information about Capella University available to their employees. In return, we provide a tuition discount to participants’ employees and, in some cases, their immediate family members, and we provide professional development opportunities via webinars. Through our corporate, healthcare and federal alliance programs, we presently have learners from over 175 corporations, healthcare and federal providers.

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

•

Educational Relationships. We developed our educational alliance program to allow graduates of community colleges to matriculate into our programs and to recruit community college faculty to attend our graduate programs. Pursuant to the arrangements between us and over 275 community colleges, we provide a tuition discount and an application fee waiver for community college learners, alumni, faculty, administrators and staff in exchange for marketing opportunities within each community college.

Enrollment

As of the last day of classes in the quarter ended December 31, 2009, our enrollment was 33,982 learners. Of the learners that responded to our demographic survey, as of December 31, 2009, approximately 72% were female and approximately 50% were people of color. Our learner population is geographically distributed throughout the United States.

The following is a summary of our learners as of the last day of the quarter ended December 31, 2009:

	Enrollment
	Number of Learners	% of Total
Doctoral	11,051	32.5%
Master’s	16,331	48.1%
Bachelor’s	6,411	18.9%
Other	189	0.5%

	33,982	100.0%

Tuition and Fees

Our tuition rates vary by type and length of program and by degree level, such as doctoral, master’s or bachelor’s. For all learners in master’s and bachelor’s programs and for selected doctoral programs, tuition is charged on a per course basis. Prices per course generally ranged from $1,640 to $2,192 for the 2009-2010 academic year (the academic year that began in July 2009) and from $1,620 to $2,120 for the 2008-2009 academic year (the academic year that began in July 2008). The price of the course varies based upon the number of credit hours, the degree level of the program and the discipline. The majority of doctoral programs were priced at a fixed quarterly amount of $4,485 per learner for the 2009-2010 academic year and $4,335 per learner for the 2008-2009 academic year, regardless of the number of courses in which the learner was registered.

Capella University has implemented a new pricing structure for our bachelor’s courses whereby tuition varies based on the level of course. For the 2009-2010 academic year, lower division courses are priced at $265 per credit and upper division courses are priced at $325 per credit. Prior to this change, for the 2008-2009 academic year all bachelor’s courses were priced at $310 per credit.

Tuition increases have not historically been, and may not in the future be, consistent across our programs and specializations due to market conditions or changes in operating costs that have an impact on price adjustments of individual programs or specializations. Capella University implemented a weighted average tuition increase of 3.3% for the 2009-2010 academic year (the academic year that began in July 2009).

“Other” in the enrollment table above refers primarily to certificate-seeking learners. Certificate programs generally consist of four courses, and the price of a course depends on the number of credit hours and the discipline. Prices per course in certificate programs generally ranged from $1,692 to $2,192 for the 2009-2010 academic year and from $1,580 to $2,060 for the 2008-2009 academic year.

A large portion of our learners rely on funds received under various government-sponsored student financial aid programs, predominantly Title IV programs, to pay a substantial portion of their tuition and other education-related expenses. In the years ended December 31, 2009, 2008, and 2007, approximately 78%, 75% and 74%, respectively, of our revenues (calculated on a cash basis) were attributable to funds derived from Title IV programs. In addition to Title IV funding, our learners receive financial aid from other governmental sources, tuition reimbursement from their employers or the Department of Defense or finance their education with their own funds or through private financing institutions. For the year ended December 31, 2009, less than one percent of our learners utilized private loans, and less than one percent of our revenue was derived from private loans.

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

Learner portal. Our iGuide platform acts as a virtual campus to our learners, providing them with resources and tools to connect with fellow learners, faculty and non-faculty staff. Learners also use iGuide to access to their online courseroom, discussion areas, e-books, the library, financial aid, and other support services.

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

Faculty & Other Employees

As of December 31, 2009, we had a total of 1,277 faculty members, consisting of 172 full-time faculty and faculty administrators and 1,105 independent contractor adjunct faculty. On January 4, 2010, we transitioned our independent contractor adjunct faculty to become Capella employees. We believe this closer relationship with all of our faculty will strengthen our relationship with our learners and support our strategic goals in continuing to create a highly valuable learning experience focused on tangible outcomes.

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

As of December 31, 2009, we also employed 1,358 non-faculty staff in university services, academic advising and academic support, enrollment services, university administration, financial aid, information technology, human resources, finance and other administrative functions. None of our employees is a party to any collective bargaining or similar agreement with us. We consider our relationships with our employees to be satisfactory.

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

Available Information

Our Internet address is www.capellaeducation.com. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) of 15(d) of the Exchange Act, soon after they are electronically filed with the SEC. In addition, our earnings conference calls and presentations to the financial community are web cast live via our website. In addition to visiting our website, you may read and copy public reports we file with the SEC at the SEC’s Public Reference Room at 100 F. Street NE, Washington DC 20549, or at www.sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Information contained on our website is expressly not incorporated by reference into this Form 10-K.

REGULATORY ENVIRONMENT

Learners attending Capella University finance their education through a combination of individual resources, corporate reimbursement programs and federal financial aid programs. Capella University participates in the federal student financial aid programs authorized under Title IV. For the year ended December 31, 2009, approximately 78% of our revenues (calculated on a cash basis) were derived from Title IV programs. In connection with a learner’s receipt of federal financial aid, we are subject to extensive regulation by the Department of Education, state education agencies and our accrediting agency, The Higher Learning Commission of the North Central Association of Colleges and Schools. In particular, the Title IV programs, and the regulations issued thereunder by the Department of Education, subject us to significant regulatory scrutiny in the form of numerous standards that we must satisfy to participate in the federal student financial aid programs. To participate in Title IV programs, a school must be:

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

Accreditation by The Higher Learning Commission is important to us. Colleges and universities depend, in part, on accreditation in evaluating transfers of credit and applications to graduate schools. Employers rely on the accredited status of institutions when evaluating a candidate’s credentials, and corporate and government sponsors under tuition reimbursement programs look to accreditation for assurance that an institution maintains quality educational standards. Moreover, institutional accreditation by an accrediting agency recognized by the Secretary of the Department of Education is necessary for eligibility to participate in Title IV programs.

State Regulatory Accountability

We are registered with the Minnesota Office of Higher Education, the regulatory agency governing the State of Minnesota, where Capella University is located. We are required by the Higher Education Act to maintain registration with the Minnesota Office of Higher Education to participate in Title IV programs.

The continuing popularity and use of the Internet and other online services for the delivery of education has led and may lead to the adoption of new laws and regulatory practices in the United States or foreign countries and new interpretations of existing laws and regulations. These new laws, regulations and interpretations may relate to issues such as the requirement that online education institutions be licensed to operate in one or more jurisdictions where they have no physical location or other presence. For instance, in some states, we are required to seek licensure or authorization because our recruiters meet with prospective learners in the state. In other cases, the state higher educational agency has required licensure or authorization because we enroll learners who reside in the state.

In addition to Minnesota, Capella University is licensed or authorized to operate or to offer degree programs in 19 other states because we have determined that our activities in each of those states constitute a presence requiring licensure or authorization by the state higher educational agency. In some cases, the licensure or authorization is only for specific programs or specific activities. In the majority of these states, Capella University has either determined that separate licensure or authorization for its certificate programs is not necessary, or has obtained such licensure or authorization. Capella’s certificate programs must be, and have been, approved in certain states. Because we enroll learners from each of the 50 states, as well as the District of Columbia, and because we may undertake activities in other states that constitute a presence or otherwise subject us to the jurisdiction of the respective state educational agency, we may, from time to time, need to seek licensure or authorization to operate in additional states.

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

State Professional Licensure

Many states have specific requirements that an individual must satisfy to be licensed as a professional in a specified field. Learners often seek to obtain professional licensure in their chosen fields following graduation. Their success in obtaining licensure typically depends on several factors, including the individual merits of the graduate, as well as the following, among other factors:

•	whether the institution and the program were approved by Minnesota, the state in which the graduate seeks licensure, or by a professional association;

•	whether the program from which the learner graduated meets all state requirements for professional licensure; and

•	whether the institution is accredited.

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

Capella University learners receive loans and grants to fund their education under the following Title IV programs: (1) the Federal Family Education Loan Program (FFELP), (2) the Federal Direct Loan Program (FDLP) and (3) the Federal Pell Grant, or Pell, program. In 2009, approximately 78% of our revenues (calculated on a cash basis) were derived from tuition financed under Title IV programs.

1) FFELP. Under the FFELP, banks and other lending institutions make loans to learners. If a learner defaults on a loan, payment is guaranteed by a federally recognized guaranty agency, which is then reimbursed by the Department of Education. Learners with financial need qualify for interest subsidies while in school and during grace periods. In 2009, we derived approximately 72% of our revenues (calculated on a cash basis) from the FFELP.

2) FDLP. Under the FDLP, the Department of Education, rather than a private lender, makes loans to learners. In 2009, we derived approximately 5% of our revenues (calculated on a cash basis) from the FDLP.

3) Pell. Under the Pell program, the Department of Education makes grants to learners who demonstrate financial need. In 2009, we derived approximately 1% of our revenues (calculated on a cash basis) from the Pell program.

In addition to the programs stated above, eligible learners at Capella University may participate in several other financial aid programs or receive support from other governmental and private sources. Certain learners are eligible to receive funds from educational assistance programs administered by the U.S. Department of Veterans Affairs through the Minnesota Department of Veterans Affairs. Some Capella University learners finance all or a portion of their own education or receive full or partial tuition reimbursement from their employers. Finally, eligible learners can also access private loans through a number of different lenders for funding at current market interest rates. For the year ended December 31, 2009, less than one percent of our learners utilized private loans, and less than one percent of our revenue was derived from private loans.

U.S. Department of Education regulations restrict gifts and incentives that lenders can provide to colleges, closely regulate the manner in which colleges select preferred lenders, and require greater disclosure to learners about any preferred lender relationships. We believe we are in compliance with these regulations.

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

Significant factors relating to Title IV programs that could adversely affect us include the following:

Congressional Action. Congress reauthorizes the Higher Education Act approximately every five to eight years. Congress most recently reauthorized the Higher Education Act in August 2008. The reauthorized Higher Education Act continued all of the Title IV programs in which we participate, but made numerous revisions to the requirements governing the Title IV programs, including provisions relating to the relationships between institutions and lenders that make student loans, student loan default rates, and the formula for revenue that institutions are permitted to derive from the Title IV programs. In addition, further rulemaking by the Department of Education may impose additional requirements on institutions that participate in Title IV programs.

In November 2009, the U.S. Department of Education convened two new negotiated rulemaking teams related to Title IV program integrity issues and foreign school issues. The negotiated rulemaking process consisted of three meetings for each team and recently concluded without reaching consensus on several issues. In the next few months, it is anticipated the U.S. Department of Education will publish proposed rules in a Notice of Proposed Rulemaking for public comment. After the public comment period expires, the U.S. Department of Education must publish final regulations in the Federal Register on or before November 1, 2010 for the regulations to be effective July 1, 2011. We cannot predict the outcome of this rulemaking process at this time.

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

The Department of Education evaluates institutions on an annual basis for compliance with specified financial responsibility standards utilizing a complex formula that uses line items from the institution’s audited financial statements. The standards focus on three financial ratios: (1) equity ratio (which measures the institution’s capital resources, financial viability and ability to borrow); (2) primary reserve ratio (which measures the institution’s ability to support current operations from expendable resources); and (3) net income ratio (which measures the institution’s ability to operate at a profit or within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without the need for further federal oversight. We have applied the financial responsibility standards to our audited financial statements as of and for the years ended December 31, 2009 and 2008, and calculated a composite score of 3.0 for both years, which is the maximum score attainable. We therefore believe that we meet the Department of Education’s financial responsibility standards. If the Department of Education were to determine that we did not meet the financial responsibility standards due to a failure to meet the composite score or other factors, we could establish financial responsibility on an alternative basis by, among other things:

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

Title IV Return of Funds. Under the Department of Education’s return of funds regulations, an institution must first determine the amount of Title IV program funds that a learner “earned.” If the learner withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV program funds that the learner earned is equal to a pro rata portion of the funds for which the learner would otherwise be eligible. If the learner withdraws after the 60% threshold, then the learner has earned 100% of the Title IV program funds. The institution must return to the appropriate Title IV programs, in a specified order, the lesser of (i) the unearned Title IV program funds and (ii) the institutional charges incurred by the learner for the period multiplied by the percentage of unearned Title IV program funds. An institution must return the funds no later than 45 days after the date of the institution’s determination that a learner withdrew. If such payments are not timely made, an institution may be subject to adverse action, including being required to submit a letter of credit equal to 25% of the refunds the institution should have made in its most recently completed year. Under Department of Education regulations, late returns of Title IV program funds for 5% or more of learners sampled in the institution’s annual compliance audit constitutes material non-compliance. Current rulemaking by the Department of Education may result in amendments to these regulations. In September 2008, Capella University issued the Department of Education an irrevocable letter of credit in the amount of $1.1 million in connection with this regulation. In July 2009, the Company renewed the letter of credit through July 31, 2010 and increased the amount to $1.4 million.

The “90/10 Rule.” A requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” applies only to “proprietary institutions of higher education,” which includes Capella University. Under this rule, for periods prior to the August 2008 reauthorization of the Higher Education Act, an institution loses its eligibility to participate in the Title IV programs, if, on a cash accounting basis, it derives more than 90% of its revenues for any fiscal year from Title IV program funds. Any institution that violates the rule becomes ineligible to participate in the Title IV programs as of the first day of the fiscal year following the fiscal year in which it exceeds 90%, and it is unable to apply to regain its eligibility until the next fiscal year. The August 2008 reauthorization of the Higher Education Act included significant revisions to the “90/10 Rule,” effective upon the date of the law’s enactment. Under the revised law, an institution is subject to loss of eligibility to participate in the Title IV programs only if it exceeds the 90% threshold for two consecutive fiscal years. An institution whose rate exceeds 90% for any single fiscal year will be placed on provisional certification for at least two fiscal years and may be subject to other conditions specified by the Secretary of Education. However, the provisions of the recent Higher Education Act reauthorization allow institutions, when calculating their compliance with this revenue test, to exclude from their Title IV revenues for a three-year period the additional federal student loan amounts that became available starting in July 2008, and to include more non-Title IV revenues, such as revenues from institutional loans under certain circumstances. For the year ended December 31, 2009, we derived approximately 78% of our revenues (calculated on a cash basis) from Title IV program funds.

Student Loan Defaults. Under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all of the Title IV programs if defaults on the repayment of federally guaranteed student loans by its learners exceed certain levels. For each federal fiscal year, a rate of student defaults (known as a

“cohort default rate”) is calculated for each institution with 30 or more borrowers entering repayment in a given federal fiscal year by determining the rate at which borrowers who become subject to their repayment obligation in that federal fiscal year default by the end of the following federal fiscal year. For such institutions, the Department of Education calculates a single cohort default rate for each federal fiscal year that includes in the cohort all current or former student borrowers at the institution who entered repayment on any FFELP Stafford loan during that year.

If the Department of Education notifies an institution that its cohort default rates for each of the three most recent federal fiscal years are 25% or greater, the institution’s participation in FFELP and Pell program ends 30 days after the notification, unless the institution appeals in a timely manner that determination on specified grounds and according to specified procedures. In addition, an institution’s participation in FFELP ends 30 days after notification that its most recent fiscal year cohort default rate is greater than 40%, unless the institution timely appeals that determination on specified grounds and according to specified procedures. An institution whose participation ends under these provisions may not participate in the relevant programs for the remainder of the fiscal year in which the institution receives the notification, as well as for the next two fiscal years.

If an institution’s cohort default rate equals or exceeds 25% in any single year, the institution may be placed on provisional certification status. Provisional certification does not limit an institution’s access to Title IV program funds; however, an institution with provisional status is subject to closer review by the Department of Education and may be subject to summary adverse action if it violates Title IV program requirements. If an institution’s default rate exceeds 40%, the institution may lose eligibility to participate in some or all Title IV programs. Capella University’s cohort default rates on FFELP loans for the 2007, 2006 and 2005 federal fiscal years, the three most recent years for which information is available, were 2.5%, 1.5% and 2.3%, respectively. The average cohort default rates for four-year proprietary institutions nationally were 9.8%, 8.4% and 7.2% in fiscal years 2007, 2006 and 2005, respectively.

The August 2008 reauthorization of the Higher Education Act included significant revisions to the requirements concerning FFELP cohort default rates. Under the revised law, the period for which learners’ defaults on their loans are included in the calculation of an institution’s cohort default rate has been extended by one additional year, which is expected to increase the cohort default rates for most institutions. That change will be effective with the calculation of institutions’ cohort default rates for federal fiscal year 2009, which are expected to be calculated and issued by the Department of Education in 2012. The revised law also increased the threshold for ending an institution’s participation in the relevant Title IV programs from 25% to 30%, effective in 2012.

If our learners obtain loans under the FDLP, those loans will be combined with our learners’ FFELP loans in calculating our annual student loan cohort default rate. In such case, the potential sanctions discussed in this section would be based on the combined cohort default rate.

Incentive Compensation Rules. As a part of an institution’s program participation agreement with the Department of Education and in accordance with the Higher Education Act, the institution may not provide any commission, bonus or other incentive payment to any person or entity engaged in any learner recruitment, admissions or financial aid awarding activity based directly or indirectly on success in securing enrollments or financial aid. Certain Department of Education regulations clarify the incentive payment rule. The regulations set forth 12 “safe harbors,” which describe payments or arrangements that do not violate the incentive payment rule. Current rulemaking by the Department of Education may result in amendments to these regulations. Failure to comply with the incentive compensation rules could result in loss of eligibility to participate in federal student financial aid programs or financial penalties. Although there can be no assurance that the Department of Education would not find deficiencies in Capella University’s present or former employee compensation and third-party contractual arrangements, we believe that our employee compensation and third-party contractual arrangements comply with the incentive compensation provisions of the Higher Education Act and Department of Education regulations thereunder.

Compliance Reviews. We are subject to announced and unannounced compliance reviews and audits by various external agencies, including the Department of Education, its Office of Inspector General (OIG), state licensing agencies, agencies that guarantee FFELP loans, the Department of Veterans Affairs and accrediting agencies. As part of the Department of Education’s ongoing monitoring of institutions’ administration of Title IV programs, The Higher Education Act and Department of Education regulations also require institutions to annually submit a compliance audit conducted by an independent certified public accountant in accordance with Government Auditing Standards and applicable audit standards of the Department of Education. In addition, to enable the Secretary of Education to make a determination of financial responsibility, institutions must annually submit audited financial statements prepared in accordance with Department of Education regulations.

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

Potential Effect of Regulatory Violations. If Capella University fails to comply with the regulatory standards governing Title IV programs, the Department of Education could impose one or more sanctions, including transferring Capella University to the reimbursement or cash monitoring system of payment, seeking to require repayment of certain Title IV program funds, requiring Capella University to post a letter of credit in favor of the Department of Education as a condition for continued Title IV certification, taking emergency action against Capella University, referring the matter for criminal prosecution or initiating proceedings to impose a fine or to limit, condition, suspend or terminate the participation of Capella University in Title IV programs. In addition, the agencies that guarantee FFELP loans for Capella University learners could initiate proceedings to limit, suspend or terminate Capella University’s eligibility to provide guaranteed student loans in the event of certain regulatory violations.

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

As a provider of higher education, we are subject to extensive U.S. regulation on both the federal and state levels. In particular, the Higher Education Act, as reauthorized by the Higher Education Opportunity Act in August 2008, and related regulations impose significant regulatory scrutiny on Capella University, and all other higher education institutions that participate in the various federal student financial aid programs under Title IV of the Higher Education Act (Title IV programs). In 2009, we derived approximately 78% of our revenues (calculated on a cash basis) from Title IV programs, administered by the U.S. Department of Education. A significant percentage of our learners rely on the availability of Title IV program funds to cover their cost of attendance at Capella University and related educational expenses.

These regulatory requirements cover virtually all phases of our operations, including educational program offerings, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw, commencement of new educational programs and changes in our corporate structure and ownership.

The Higher Education Act, as reauthorized, mandates specific regulatory responsibilities for each of the following components of the higher education regulatory triad: (1) the U.S. federal government through the U.S. Department of Education; (2) independent accrediting agencies recognized by the U.S. Secretary of Education; and (3) state education regulatory bodies.

The regulations, standards and policies of these regulatory agencies frequently change and are subject to interpretation, particularly where they are crafted for traditional schools rather than our exclusively on-line academic delivery model. Changes in, or new interpretations of, applicable laws, regulations, or standards could have a material adverse effect on our accreditation, authorization to operate in various states, permissible activities, receipt of funds under Title IV programs, or costs of doing business. We cannot predict with certainty how all of the requirements applied by these agencies will be interpreted or whether we will be able to comply with these requirements in the future.

If we are found to be in noncompliance with any of these regulations, standards or policies, any one of the relevant regulatory agencies may be able to do one or more of the following:

•	impose monetary fines or penalties;

•	limit or terminate our operations or ability to grant degrees and diplomas;

•	restrict or revoke our accreditation, licensure or other approval to operate;

•	limit, suspend or terminate our eligibility to participate in Title IV programs or state financial aid programs;

•	require repayment of funds received under Title IV programs or state financial aid programs;

•	require us to post a letter of credit with the U.S. Department of Education;

•	subject us to other civil or criminal penalties; and/or

•	subject us to other forms of censure.

In addition, in some circumstances of noncompliance or alleged noncompliance, we may be subject to qui tam lawsuits under the Federal False Claims Act. In these actions, private plaintiffs seek to enforce remedies under the Act on behalf of the U.S. and, if successful, are entitled to recover their costs and to receive a portion of any amounts recovered by the U.S. in the lawsuit. These lawsuits can be prosecuted by a private plaintiff in respect of some action taken by us, even if the Department of Education does not agree with plaintiff’s theory of liability.

Any of the penalties, injunctions, restrictions or other forms of censure listed above could have a material adverse effect on our business, financial condition, results of operations and cash flows. If we lose our Title IV eligibility, we would experience a dramatic and adverse decline in revenue and we would be unable to continue our business as it currently is conducted.

The reauthorization of the federal Higher Education Act in August 2008 includes substantially increased reporting and other requirements which may impair our reputation and adversely affect our enrollments. In addition, not all of these new requirements are clear on their face. Our failure to accurately interpret these new requirements may subject us to penalties and other sanctions imposed by the U.S. Department of Education.

The Higher Education Opportunity Act, enacted on August 14, 2008, extends the Higher Education Act through September 30, 2013. Among other things, the Higher Education Opportunity Act imposes more than 100 new reporting requirements. Many of the Higher Education Opportunity Act provisions will be further specified in regulations promulgated by the U.S. Department of Education. The U.S. Department of Education currently is evaluating which provisions in the law should be the subject of regulation. This regulatory process may impose additional or apparently different reporting and other requirements on institutions that participate in Title IV programs. Some period will elapse before the U.S. Department of Education determines which provisions of the Higher Education Opportunity Act will be the subject of administrative rulemaking and issues final rules. In the interim, the uncertainty about various requirements of the Higher Education Opportunity Act will remain. Any failure by us to properly interpret the effect of the Higher Education Opportunity Act could subject us to the consequences, penalties and other sanctions imposed by the U.S. Department of Education discussed in the preceding risk factor, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. The prospect of such sanctions may cause us to conservatively interpret the Higher Education Opportunity Act’s requirements pending interpretive guidance, which may limit our flexibility in operating or growing our business.

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

The Department of Education may also review our continued certification to participate in Title IV programs in the event we expand our activities in certain ways, such as opening an additional location or, in certain cases, if we modify the academic credentials that we offer. The Department of Education could limit, suspend or terminate our participation in Title IV programs for violations of the Higher Education Act or Title IV regulations. Title IV eligibility is critical to the continued operation of our business. If Capella University is not recertified or otherwise becomes ineligible to participate in Title IV federal student financial aid programs, we could not conduct our business as it is currently conducted and it would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The recently concluded negotiated rulemaking sessions and subsequent rulemaking by the U.S. Department of Education could result in regulatory changes that materially and adversely affect our business.

In November 2009, the U.S. Department of Education convened two new negotiated rulemaking teams related to Title IV program integrity issues and foreign school issues. The negotiated rulemaking process addressed numerous topics, including, but not limited to:

•	standards regarding the payment of incentive compensation to employees involved in student enrollment;

•

establishing a definition of “gainful employment” for purposes of the foundational requirement for Title IV student financial aid that a program of study prepare students for gainful employment in a recognized occupation;

•	establishing requirements for institutions to be authorized by a state entity in order to provide educational programs beyond secondary education; and

•	the definition of a credit hour for purposes of determining program eligibility for Title IV student financial aid, particularly in the context of distance learning.

The negotiated rulemaking process, which consisted of three meetings for each team, recently concluded without reaching consensus on several issues. In the next few months, it is anticipated the U.S. Department of Education will publish proposed rules in a Notice of Proposed Rulemaking for public comment. After the public comment period expires, the U.S. Department of Education must publish final regulations in the Federal Register on or before November 1, 2010 for the regulations to be effective July 1, 2011.

We cannot predict the outcome of this rulemaking process at this time. These rules could affect the manner in which we conduct our business. Compliance with these rules, which if adopted could be effective as early as July 1, 2011, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The Office of Inspector General of the U.S. Department of Education has an ongoing compliance audit of Capella University which may result in repayment of Title IV funds, interest, fines, penalties, remedial action and damage to our reputation in the industry.

The Office of Inspector General (OIG) of the U.S. Department of Education is responsible for, among other things, promoting the effectiveness and integrity of the Department of Education’s programs and operations. With respect to educational institutions that participate in the Title IV funding programs, the OIG conducts its work primarily through compliance audits and investigations. An OIG compliance audit typically focuses upon whether an institution administers federal funds in accordance with applicable rules and regulations, whereas an investigation typically indicates a concern regarding potential fraud or abuse involving federal funds. In our case, the OIG has conducted a compliance audit (and not an investigation) of Capella University. The period under audit is the Title IV award years of 2002-2003, 2003-2004 and 2004-2005 (with each award year commencing on July 1st).

The audit commenced on April 10, 2006 and we subsequently provided the OIG with periodic information, responded to follow up inquiries and facilitated site visits and access to our records. The OIG completed its field work in January 2007 and we received a draft audit report on August 23, 2007. Capella University provided written comments on the draft audit report to the OIG on September 25, 2007. On March 7, 2008, the OIG’s final report was issued to the Acting Chief Operating Officer (COO) for Federal Student Aid (FSA), which is responsible for primary oversight of the Title IV funding programs. The Company responded to the final report on April 8, 2008. In 2009, the Company provided FSA staff with certain requested information for financial aid years 2002-2003 through 2006-2007. The FSA will subsequently issue final findings and requirements for Capella University. The FSA may take certain actions, including that we refund certain federal student aid funds, modify our Title IV administration procedures and pay fines or penalties.

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

If we fail to maintain our institutional accreditation or if our institutional accrediting body loses recognition by the U.S. Department of Education, we could lose our ability to participate in Title IV programs and lose our authorization to operate in a number of states.

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

If the U.S. Department of Education ceased to recognize The Higher Learning Commission for any reason, Capella University would not be eligible to participate in Title IV programs beginning 18 months after the date such recognition ceased unless The Higher Learning Commission was again recognized or our institutions were accredited by another accrediting body recognized by the U.S. Department of Education. In December 2009, the OIG requested the U.S. Department of Education review the appropriateness of the U.S. Department of Education’s recognition of The Higher Learning Commission as an accrediting body, following the OIG’s unfavorable review of The Higher Learning Commission’s initial accreditation of a non-traditional, for-profit postsecondary educational institution. We cannot predict the outcome of the U.S. Department of Education’s review of The Higher Learning Commission’s recognition.

Regardless of the outcome of the U.S. Department of Education’s review of The Higher Learning Commission, the focus by the OIG and the U.S. Department of Education on the process pursuant to which The Higher Learning Commission accredited a non-traditional, for-profit postsecondary educational institution may make the accreditation review process more challenging for Capella University during future review processes. If this occurs, we may have to incur additional costs and/or curtail or modify certain program offerings in order to maintain our accreditation, which could increase our costs, reduce our enrollment and materially and adversely affect our business.

The loss of accreditation would, among other things, render our learners and us ineligible to participate in Title IV programs, reduce the marketability of a Capella degree, affect our authorization to operate in certain states and decrease student demand. If Capella University became ineligible to participate in Title IV programs, we could not conduct our business as it is currently conducted and it would have a material adverse effect on our business, financial condition, results of operations and cash flows.

If Capella University does not maintain its registration in Minnesota, it may not operate or participate in Title IV programs or operate in a number of other states.

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

A school participating in Title IV programs must correctly calculate the amount of unearned Title IV program funds that have been disbursed to learners who withdraw from their educational programs before completion and must return those unearned funds in a timely manner, generally within 45 days of the date the school determines that the learner has withdrawn. Under Department of Education regulations, late returns of Title IV program funds for 5% or more of learners sampled on the institution’s annual compliance audit constitutes material non-compliance. If unearned funds are not properly calculated and timely returned, an institution may have to post a letter of credit in favor of the Department of Education or otherwise be sanctioned by the Department of Education. In September 2008, Capella University issued the Department of Education an irrevocable letter of credit in the amount of $1.1 million in connection with the amount of Title IV program funds that we returned for learners who withdrew from their educational programs before completion and without providing official notification of such withdrawal. In July 2009, the Company renewed the letter of credit through July 31, 2010 and increased the amount to $1.4 million. While issuance of this letter of credit did not have a significant impact on our cost of regulatory compliance, any future violations or sanctions could materially and adversely impact our business, financial condition, results of operations or cash flows.

A failure to demonstrate “financial responsibility” may result in the loss of eligibility by Capella University to participate in Title IV programs or require the posting of a letter of credit to maintain eligibility to participate in Title IV programs.

To participate in Title IV programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by the Department of Education, or post a letter of credit in favor of the Department of Education and possibly accept other conditions on its participation in Title IV programs. The Department of Education may also apply such measures of financial responsibility to the operating company and ownership entities of an eligible institution and, if such measures are not satisfied by the operating company or ownership entities, require the institution to post a letter of credit in favor of the Department of Education and possibly accept other conditions on its participation in Title IV programs. Any obligation to post a significant letter of credit could increase our costs of regulatory compliance. If Capella University is unable to secure a letter of credit, it would lose its eligibility to participate in Title IV programs. In addition to the obligation to post a letter of credit, an institution that is determined by the Department of Education not to be financially responsible can be transferred from the “advance” system of payment of Title IV funds to cash monitoring status or to the “reimbursement” system of payment. Limitations on, or termination of, Capella University’s participation in Title IV programs as a result of its failure to demonstrate financial responsibility would limit Capella University’s learners’ access to Title IV program funds, which could significantly reduce our enrollments and revenues and materially and adversely affect our business, financial condition, results of operations and cash flows.

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

If we are found not to have satisfied the Department of Education’s “administrative capability” requirements we could be limited in our access to, or lose, Title IV program funding, which would significantly reduce our enrollment and revenues and materially and adversely affect our business, financial condition, results of operations and cash flows.

We are subject to sanctions if we pay impermissible commissions, bonuses or other incentive payments to individuals involved in certain recruiting, admissions or financial aid activities.

A school participating in Title IV programs may not provide any commission, bonus or other incentive payment to any person involved in learner recruiting or admission activities or in making decisions regarding the awarding of Title IV program funds based on success in enrolling learners or securing financial aid. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances. If the U.S. Department of Education determined that our compensation practices violated these standards, the U.S. Department of Education could subject us to monetary fines, penalties, or other sanctions, which could adversely affect our business, financial condition, results of operations and cash flows.

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

Capella University is subject to extensive regulations by the states in which it is authorized or licensed to operate. In addition to Minnesota, Capella University is authorized or licensed in 19 states for all or some of its programs because we have determined that our activities in these states constitute a physical presence or otherwise require authorization or licensure by the respective state higher educational agencies. In some cases, the licensure or authorization to operate is only for specific programs. In the majority of these states, Capella University has determined that separate licensure or authorization for its certificate programs is not necessary, although approval of certificate programs is required and has been obtained from certain states. State laws typically establish standards for instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations and other operational matters. State laws and regulations may limit our ability to offer educational programs and award degrees. Some states may also prescribe financial regulations that are different from those of the Department of Education. Capella University is required to post surety bonds in several states.

If we fail to comply with state licensing or authorization requirements, we may be subject to the loss of state licensure or authorization. Loss of authorization in one or more states could increase the likelihood of additional scrutiny and potential loss of operating and/or degree granting authority in other states in which we operate, which would further impact our business.

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

Under a provision of the Higher Education Act commonly referred to as the “90/10 Rule,” as revised by the August 2008 reauthorization of the Higher Education Act, a for-profit institution loses its eligibility to participate in Title IV programs if, on a cash accounting basis, it derives more than 90% of its revenue, as defined by the Higher Education Act and Department of Education Regulations, from Title IV programs in two consecutive fiscal years. An institution that violates this 90/10 Rule for two consecutive fiscal years becomes ineligible to participate in Title IV programs for a period of not less than two institutional fiscal years. An institution that derived more than 90% of its revenue from Title IV programs for any single fiscal year will be placed on provisional certification and will be subject to possible additional sanctions by the Department of Education. If an institution violated the 90/10 Rule and became ineligible to participate in Title IV programs but continued to disburse Title IV program funds, the Department of Education would require the institution to repay all Title IV program funds received by the institution after the effective date of the loss of eligibility. In 2009, under the regulatory formula prescribed by the Department of Education, we derived approximately 78% of our revenues (calculated on a cash basis) from Title IV programs.

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

Risks Related to Our Business

Our financial performance depends in part on our ability to keep pace with current market needs and to update and expand the content of existing programs and develop new programs and specializations on a timely basis and in a cost-effective manner.

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

System disruptions and vulnerability from security risks to our online computer networks could impact our business and financial performance and damage the reputation of Capella University, limiting our ability to attract and retain learners.

The performance and reliability of our technology infrastructure is critical to our reputation and ability to attract and retain learners. Any system error or failure, or a sudden and significant increase in bandwidth usage, could result in the unavailability of our courseroom platform, damaging our business and financial performance and the reputation of Capella University. Our technology infrastructure could be vulnerable to interruption or malfunction due to events beyond our control, including natural disasters, terrorist activities and telecommunications failures. We have only limited redundancies in our core computer network infrastructure, which is concentrated in a single geographic area. If we experience a catastrophic failure or unavailability for any reason of our principal data center, we may need to replicate the function of this data center at our existing remote data facility or elsewhere, which may require expensive and time-consuming equipping and restoring activities. The disruption from such an event could significantly impact our operations and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our computer networks may also be vulnerable to cyber attacks such as unauthorized access, computer hackers, computer viruses and other security problems and system disruptions. We engage with multiple security assessment providers on a periodic basis to review and assess our security. We utilize this information to audit ourselves to ensure that we are continually monitoring the security of our technology infrastructure, but it may still be vulnerable to threats. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We may experience increased costs, reduced margins and an increase in bad debt expense if the proportion of our learners who are enrolled in our bachelor’s degree programs continues to increase.

Our bachelor’s degree programs are currently growing at a faster rate than our doctoral or master’s degree programs. This bachelor’s degree growth has caused the proportion of our learners enrolled in bachelor’s degree programs to increase, while the proportion enrolled in our doctoral programs has decreased. This mix shift may continue in the future, and we may experience certain negative consequences, such as decreased revenue per learner, higher cost per new enrollment, lower retention rates and/or higher student services costs, higher default rates, an increase in our student loan cohort default rate, an increase in bad debt expense, an increase in the percentage of our revenue derived from Title IV funding under the 90/10 Rules, more limited ability to implement tuition price increases and other effects that may adversely affect our operating results. Similarly we could experience the same impact from other changes in our business model, such as a potential change to permit a deferred payment schedule for certain of our learners, or a change in the timing of financial aid disbursements.

We may not be able to sustain our recent growth rate or profitability, and we may not be able to manage future growth effectively.

Our ability to sustain our current rate of growth or profitability depends on a number of factors, including our ability to obtain and maintain regulatory approvals, our ability to attract and retain students, our ability to maintain operating margins, our ability to recruit and retain high quality academic and administrative personnel and competitive factors. If we do not sustain our growth rate in the bachelor’s degree program, in particular, or fail to transition students to our advanced degree programs, our business could be adversely affected. In addition, growth may place a significant strain on our resources and increase demands on our management information and reporting systems, financial management controls, and personnel, which could adversely affect our business, financial condition, results of operations and cash flows.

We rely on exclusive proprietary rights and intellectual property that may not be adequately protected under current laws, and we encounter disputes from time to time relating to our use of intellectual property of third parties.

Our success depends in part on our ability to protect our proprietary rights. We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names and agreements to protect our proprietary rights. We rely on service mark and trademark protection in the United States and select foreign jurisdictions to protect our rights to the marks “CAPELLA,” “CAPELLA EDUCATION COMPANY,” and “CAPELLA UNIVERSITY,” as well as distinctive logos and other marks associated with our services. We rely on agreements under which we obtain rights to use course content developed by faculty members and other third-party content experts. We cannot assure you that these measures will be adequate, that we have secured, or will be able to secure, appropriate protections for all of our proprietary rights in the United States or select foreign jurisdictions, or that third parties will not infringe upon or violate our proprietary rights. Despite our efforts to protect these rights, unauthorized third parties may attempt to duplicate or copy the proprietary aspects of our curricula, online resource material and other content. Our management’s attention may be diverted by these attempts and we may need to use funds in litigation to protect our proprietary rights against any infringement or violation, which could have a material adverse affect on our business, financial condition, results of operation and cash flows.

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

Active duty members of the U.S. Armed Forces are eligible to receive tuition assistance from the government, which they may use to pursue postsecondary degrees. We offer tuition discounts generally ranging from 10% to 15% to all members of the U.S. Armed Forces and immediate family members of active duty U.S. Armed Forces personnel. During 2009, we provided approximately $5.0 million of such discounts. We also have non-exclusive agreements with various educational institutions of the U.S. Armed Forces pursuant to which we have agreed to accept credits toward a Capella University degree from certain military educational programs. These agreements generally may be terminated by either party upon 30 to 45 days’ notice. Additionally, we have informal arrangements with several military bases pursuant to which the bases make information about Capella University available to interested service members. Each of these informal arrangements is not binding on either party and either party could end the arrangement at any time. If our informal arrangement with any military base deteriorates or ends, our efforts to recruit learners from that base will be impaired. In the event that governmental tuition assistance programs to active duty members of the U.S. Armed Forces are reduced or eliminated, if our tuition discount program which we offer U.S. Armed Forces personnel and their immediate family members is reduced or eliminated, or if our informal arrangements with any military base deteriorates, this could materially and adversely affect our revenues and results of operations.

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

Our business may be adversely affected by a further economic slowdown or recession in the U.S. or abroad or by an economic recovery in the U.S.

The U.S. and much of the world economy are in a recession. In addition, homeowners in the U.S. have experienced an unprecedented reduction in wealth due to the decline in residential real estate values across much of the country. These events, particularly unemployment and residential real estate financing challenges, may reduce the number of courses taken simultaneously by each of our learners or otherwise reduce the demand for our programs and colloquia among learners, including among learners who receive financial aid and determine they are unwilling to incur additional debt during current economic conditions, regardless of financial aid availability. Further, these events may reduce the willingness of employers to sponsor educational opportunities for their employees. To the extent the economic downturn has increased demand for our programs, a subsequent economic recovery may eliminate this effect and reduce such demand as fewer potential students seek to advance their education. Any of these events could materially and adversely affect our business, financial condition, results of operations and cash flows. In addition, these events could adversely affect the ability or willingness of our former learners to repay student loans, which could increase our student loan cohort default rate and require increased time, attention and resources to manage these defaults.

Our current transition from the Federal Family Education Loan Program to the Federal Direct Lending Program may restrict or limit our learners’ access to federal student loans, thereby materially impacting our enrollment and revenue.

Student loans under the Federal Family Education Loan Program (FFELP) are currently the most significant source of U.S. federal student aid and are low interest, federally guaranteed loans made by private lenders. In addition to FFELP loans made by private lenders, the U.S. Department of Education also administers the Federal Direct Loan Program (FDLP), which eliminates the private financial institution as the lender. Under the FDLP, the federal government makes the loans directly to the students on terms consistent with FFELP loans. In U.S. President Barack Obama’s 2010 budget request to Congress, the U.S. Department of Education proposed to eliminate FFELP loans and instead require all Title IV student loans to be administered through the FDLP commencing July 1, 2010.

Beginning in September 2009, all new Capella University learners participating in Title IV programs have utilized FDLP. We anticipate transitioning all existing learners currently participating in FFELP to FDLP before July 1, 2010, regardless of the U.S. Department of Education proposal. However, we may experience a delay in the transition or a disruption in our ability to process student loans through FDLP, either because of administrative challenges on our part or the inability of the U.S. Department of Education to process the increased volume of direct student loans on a timely basis. In either case, our business, financial condition, results of operations and cash flows could be adversely and materially affected.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters occupies approximately 395,600 square feet in Minneapolis, Minnesota, under a lease which expires in October 2015. Renewal terms under this lease allow for us to extend the current lease for up to two additional five-year terms. During 2009, we had also leased approximately 91,500 square feet in a second facility in Minneapolis that previously housed our enrollment services and learner services functions. That lease expired in February 2009 and was not renewed. We believe our existing facilities are adequate for current requirements and that additional space can be obtained on commercially reasonable terms to meet future requirements.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were voted upon by shareholders during the fourth quarter of 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning our executive officers and persons chosen to become executive officers:

Name	Age	Position
J. Kevin Gilligan	55	Chief Executive Officer
Lois M. Martin	47	Senior Vice President and Chief Financial Officer
Sally B. Chial	49	Senior Vice President, Capella Experience
Kyle Carpenter	56	Senior Vice President of Strategy and Business Development
Scott M. Henkel	55	Senior Vice President, Operations and Chief Information Officer
Michael J. Offerman	62	Senior Vice President and Vice Chair of External Initiatives
Gregory W. Thom	53	Vice President, General Counsel and Secretary
Christopher Cassirer	45	President, Capella University
Jason Van de Loo	32	Vice President, Marketing and Portfolio Strategies

J. Kevin Gilligan joined our company in 2009 to serve as our Chief Executive Officer and as a member of our board of directors. He was previously the Chief Executive Officer of United Subcontractors, Inc., a nationwide construction services company, from 2004 until February 2009. From 2001 to 2004, Mr. Gilligan served as President and Chief Executive Officer of the Automation and Control Solutions Group of Honeywell International, a diversified technology and manufacturing company. From 2000 to 2001, Mr. Gilligan served as President of the Home and Building Control Division of Honeywell International. He also served as president of the Solutions and Services Division of Honeywell International from 1997 to 1999 and as Vice President and General Manager of the North American Region of the Home and Building Control Division from 1994 to 1997. Mr. Gilligan is a member of the board of directors for Graco Inc., a publicly held manufacturer and supplier of fluid handling equipment, and until February 2009 was a member of the board and the lead independent director for ADC, Inc., a publicly held global supplier of network infrastructure. Mr. Gilligan earned a B.A. from Boston College.

Lois M. Martin joined our company in 2004 and has been serving as our Senior Vice President and Chief Financial Officer since that time. From 2002 to 2004, Ms. Martin served as Executive Vice President and Chief Financial Officer at World Data Products, and from 1993 to 2001, Ms. Martin served in a number of executive positions, including Senior Vice President and Chief Financial Officer, at Deluxe Corporation. Ms. Martin is a member of the board of directors of ADC, Inc., a publicly held global supplier of network infrastructure, and until February 2010 was a member of the board for MTS Systems Corporation, a publicly held global manufacturer of mechanical testing solutions. She was also a member of the board of directors of eFunds Corporation, an NYSE-listed company offering integrated information, payment and technology solutions, in 2000. From 1996 to 2001, Ms. Martin also served as Secretary/Treasurer for the Deluxe Corporation Foundation and the W.R. Hotchkiss Foundation, a provider of education and other grant funding to non-profit organizations. Ms. Martin began her career at Coopers and Lybrand (now PricewaterhouseCoopers LLP), where she earned her C.P.A. designation. Ms. Martin earned a B.A. from Augustana College, where she currently serves on the Board of Trustees.

Sally B. Chial joined our company in 2007 as Vice President of Human Resources, and was appointed to Senior Vice President, Capella Experience in 2009. From 2001 to 2007, Ms. Chial was a member of the senior leadership teams for Organizational Effectiveness and Human Resources at Cargill. Ms. Chial earned a Bachelor of Arts with an emphasis on human resources and finance from Metropolitan State University, and a Master of Arts in public administration, with an emphasis on human resources and organizational development, from Hamline University. She is a certified executive coach through the Hudson Institute.

Kyle Carpenter joined our company in 2009 as Senior Vice President of Strategy and Business Development. From 2008 to 2009, he served as President and CEO of Boxcar Holdings LLC, a private equity firm with holdings in the entertainment, real estate, and printing industries. Previously, Mr. Carpenter served as President & CEO of Electrosonic Group, an international business providing comprehensive digital media solutions and services from 1996 to 2008; and held numerous vice president roles at Honeywell, an international business leader in diversified technology and manufacturing. Mr. Carpenter earned his bachelor’s degree from Duke University, and also has completed management programs at Harvard University and Aspen Institute. He serves on the board of directors of the Harlem Globetrotters, Twin Cities Public Television, and CompView Systems, where he currently serves as executive chairman.

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

Dr. Christopher Cassirer joined our company in 2005 and currently serves as President of Capella University, a position he assumed in 2008. He was also elected to Capella University’s Board of Directors in 2008. He joined Capella University’s School of Human Services as a faculty director in 2005 and was appointed dean of the school in 2006. Previously, Dr. Cassirer was an associate professor and director in the Department of Health Services Management and Leadership at The George Washington University from 2003 to 2005; chair of executive studies and associate professor of healthcare management at the University of Minnesota’s Carlson School of Management from 1999 to 2003; co-founder and former CEO of the Partnership for Patient Safety in Chicago from 1999 to 2000; and assistant vice president for knowledge services with MMI Companies Inc. from 1998 to 1999. Dr. Cassirer earned his Doctor of Science in Health Policy and Management and completed his post-doctoral training at Johns Hopkins Bloomberg School of Public Health. He earned a Master of Public Health in Health Policy from the Yale University School of Medicine and a Bachelor of Arts in Psychology from Rutgers University.

Jason Van de Loo joined our company in 2002, and has been serving as our Vice President of Marketing and Portfolio Strategies since 2009. Mr. Van de Loo has held progressive leadership roles within our marketing organization, including as Vice President, Market Leader from 2008 to 2009. Previously, Mr. Van de Loo held digital marketing and loyalty marketing positions with Carlson Marketing Group from 1999 to 2002. Mr. Van de Loo earned a B.S. and an M.B.A. from the Carlson School of Management at the University of Minnesota.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “CPLA.” The following table sets forth, for the periods indicated, the high and low sales price of the Company’s common stock as reported on the Nasdaq Global Market.

	High	Low
2009
First Quarter (January 1, 2009 – March 31, 2009)	$61.96	$45.15
Second Quarter (April 1, 2009 – June 30, 2009)	$60.66	$46.37
Third Quarter (July 1, 2009 – September 30, 2009)	$67.95	$54.71
Fourth Quarter (October 1, 2009 – December 31, 2009)	$77.78	$67.00

2008
First Quarter (January 1, 2008 – March 31, 2008)	$69.81	$50.82
Second Quarter (April 1, 2008 – June 30, 2008)	$66.85	$54.28
Third Quarter (July 1, 2008 – September 30, 2008)	$63.14	$41.00
Fourth Quarter (October 1, 2008 – December 31, 2008)	$61.17	$34.78

Holders

As of January 31, 2010, there were approximately 30 holders of record of our common stock.

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

Performance Graph

The following graph shows a comparison from November 10, 2006 (the date our common stock commenced trading on the Nasdaq Global Market) through December 31, 2009 of cumulative total return for our common stock, companies we deem to be in our industry peer group, and the Nasdaq Composite Index. The companies included in the industry peer group consist of American Public Education, Inc. (APEI), Apollo Group, Inc. (APOL), ITT Education Services, Inc. (ESI), and Strayer Education, Inc. (STRA). There were no changes to our industry peer group in 2009. APEI became a public company and commenced trading their common stock on November 9, 2007; therefore, we commenced including them in our peer group as of that date. The returns set forth on the following graph are based on historical results and are not intended to suggest future performance. The performance graph assumes $100 was invested on November 10, 2006 in either our common stock, the companies in our peer group, or the Nasdaq Composite Index. Data for the Nasdaq Composite and our peer group assume reinvestment of dividends. There has not been a record date for dividends to be paid on our common stock since it commenced trading on the Nasdaq Global Market, and we have no present plans to declare any dividends.

The information contained in the performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission nor shall such information be deemed incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended December 31, 2009, the Company did not repurchase shares of common stock under its repurchase program. The Company’s repurchase program was announced on July 30, 2008 for repurchases up to an aggregate amount of $60.0 million in value of common stock with no expiration date. As of December 31, 2009, we had purchased 0.4 million shares under this program at an average price of $53.18 totaling $23.0 million. The Company’s remaining authorization for common stock repurchases was $37.0 million at December 31, 2009.

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated financial and operating data as of the dates and for the periods indicated. You should read this data together with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Annual Report of Form 10-K. The selected consolidated statement of income data for each of the years in the three-year period ended December 31, 2009, and the selected consolidated balance sheet data as of December 31, 2009 and 2008, have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of income data for the year ended December 31, 2006 and 2005, and selected consolidated balance sheet data as of December 31, 2007, 2006 and 2005, have been derived from our audited consolidated financial statements not included in this Annual Report of Form 10-K. Historical results are not necessarily indicative of the results of operations to be expected for future periods.

	Year Ended December 31,
	2009(a)	2008(a)	2007(a)	2006(a)	2005
	(In thousands, except per share and enrollment data)
Statement of Income:
Revenues	$334,643	$272,295	$226,236	$179,881	$149,240
Costs and expenses:
Instructional costs and services	135,286	120,347	100,129	83,627	71,243
Marketing and promotional	99,632	82,733	69,779	56,646	45,623
General and administrative	35,803	29,113	26,378	21,765	17,501

Total costs and expenses	270,721	232,193	196,286	162,038	134,367

Operating income	63,922	40,102	29,950	17,843	14,873
Other income, net	2,384	4,061	4,903	4,472	2,306

Income before income taxes	66,306	44,163	34,853	22,315	17,179
Income tax expense	23,637	15,375	12,069	8,904	6,929

Net income	$42,669	$28,788	$22,784	$13,411	$10,250

Net income per common share:
Basic	$2.55	$1.71	$1.39	$1.09	$0.89
Diluted	$2.51	$1.66	$1.33	$1.06	$0.86
Weighted average number of common shares outstanding:
Basic	16,713	16,835	16,396	12,271	11,476
Diluted	17,030	17,322	17,141	12,629	11,975
Other Data:
Depreciation and amortization(b)	$14,533	$12,246	$9,772	$8,195	$6,474
Net cash provided by operating activities	$69,051	$44,836	$37,179	$28,901	$28,940
Capital expenditures	$16,436	$14,375	$16,061	$15,354	$9,079
EBITDA(c)	$78,455	$52,348	$39,722	$26,038	$21,347
Free cash flow(d)	$52,615	$30,461	$21,118	$13,547	$19,861
Enrollment(e)	33,982	26,883	22,316	17,976	14,613

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$172,075	$123,597	$143,767	$87,661	$72,133
Working capital(f)	156,224	113,409	129,422	69,147	53,718
Total assets	231,500	179,556	200,275	129,314	106,562
Long term liabilities	9,942	7,921	7,010	4,151	2,366
Total redeemable preferred stock	—	—	—	—	57,646
Shareholders’ equity	184,266	140,837	156,874	93,745	14,414

(a)	Operating income, income before income taxes and EBITDA for the years ended December 31, 2009, 2008, 2007 and 2006 included $3.7 million, $4.3 million, $3.4 million and $4.2 million of stock-based compensation expense recognized. Net income and net income per common share for the years ended December 31, 2009, 2008, 2007 and 2006 included $2.4 million, $3.0 million, $2.6 million and $3.1 million of stock-based compensation expense. In accordance with the modified prospective transition method our consolidated financial statements for 2005 has not been restated to reflect, and do not include, the impact of Accounting Standards Codification (ASC) 718, Compensation – Stock Compensation.

(b)	Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets. Amortization includes amounts related to purchased software, capitalized website development costs and internally developed software.

(c)	EBITDA consists of net income minus other income, net plus income tax expense and plus depreciation and amortization. Other income, net consists primarily of interest income earned on marketable securities, net of any interest expense for capital leases and notes payable. We use EBITDA as a measure of operating performance. However, EBITDA is not a recognized measurement under U.S. generally accepted accounting principles, or GAAP, and when analyzing our operating performance, investors should use EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow, as it does not consider certain cash requirements such as tax payments.

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

The following table provides a reconciliation of net income to EBITDA:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Net income	$42,669	$28,788	$22,784	$13,411	$10,250
Other income, net	(2,384)	(4,061)	(4,903)	(4,472)	(2,306)
Income tax expense	23,637	15,375	12,069	8,904	6,929
Depreciation and amortization	14,533	12,246	9,772	8,195	6,474

EBITDA	$78,455	$52,348	$39,722	$26,038	$21,347

(d)

Free cash flow is derived by deducting capital expenditures from cash flow from operating activities as presented in the statement of cash flows under GAAP. We use free cash flow as one measure to monitor and evaluate performance. However, free cash flow is not a recognized measurement under GAAP, and when analyzing our cash generating ability, investors should use free cash flow in addition to, and not as an alternative for, cash flow from operating activities as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of free cash flow may not be comparable to similarly titled measures of other companies.

We believe that free cash flow is a meaningful measure to investors because it permits investors to view our performance using the same tools that management uses to assess our cash generating capabilities. We believe this measure is also useful to investors because it is an indication of cash flow that may be available to fund further investments in future growth initiatives.

Our management uses free cash flow:

•

as an indicator of the Company’s cash generating capabilities after considering investments in capital assets which are necessary to maintain and enhance existing operations. Cash flow from operating activities adds back non-cash depreciation expense to earnings and thereby does not reflect a charge for necessary capital expenditures; and

•

in presentations to the members of our board of directors to enable our board to have the same measurement basis of cash generating capabilities as is used by management to compare our current cash generating capabilities with corresponding prior periods and with the results of other companies in our industry.

The following table provides a reconciliation of cash flow from operating activities to free cash flow:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Net cash provided by operating activities	$69,051	$44,836	$37,179	$28,901	$28,940
Capital expenditures	(16,436)	(14,375)	(16,061)	(15,354)	(9,079)

Free cash flow	$52,615	$30,461	$21,118	$13,547	$19,861

(e)	Enrollment reflects the total number of learners registered in a course as of the last day of classes for such periods.

(f)	Working capital is calculated by subtracting total current liabilities from total current assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the consolidated financial statements and the related notes included elsewhere in this report.

Overview

Executive Overview

We are an exclusively online postsecondary education services company. Our wholly owned subsidiary, Capella University, is a regionally accredited university that offers a variety of undergraduate and graduate degree programs primarily for working adults.

Our business model is focused on delivering long-term sustainable growth and margin expansion, and creating value for our shareholders. During 2009, we delivered revenue and enrollment growth and operating income improvements which exceeded our long-term targets. This was driven by achieving significant progress in each of our operating priorities which contribute to our overall objective of leading the definition of high quality online learning to serve working adult professionals.

Over the past year, we made great strides in developing offerings in our existing markets, as well as launching a new market—Public Service Leadership. We emphasized growth in targeted professions and enhanced our differentiation as a high quality, exclusively online university by introducing 10 new programs and 16 new specializations across our markets and receiving additional program accreditations and licensures such as the CACREP accreditation for our master’s degree in School Counseling. Our focus on total enrollment effectiveness contributed greatly to our 26 percent enrollment growth, as did several process improvements related to the new enrollment experience, along with better use of data and analytics. Finally, we continued to focus on both superior learning outcomes and a superior learner experience by using competency-based curricula and providing transparent measurement of program outcomes through the use of our new website—Capellaresults.com. We also received the first award given to an online university by The Council of Higher Education Accreditation (CHEA) for Outstanding Institutional Practice in Student Learning Outcomes.

We believe we have the right strategies in place to continue to differentiate Capella in our markets and drive growth. We have identified four priorities related to superior teaching and learning outcomes, exceptional learner experience, brand differentiation and leadership, and successful new market and product development. These four priorities are enabled by technology and the talent of our faculty and employees. We will continue to make investments in our technology infrastructure in and outside of the course room, and in talent development to continue to strengthen the foundation of our business.

We believe we have sound strategies in place and are building on our solid execution in 2009 and our success in capitalizing on significant investments made in our ERP infrastructure in improving processes and efficiencies across the entire organization to the benefit of our learners. This reflects the excellent performance by our talented team of Capella employees, faculty and staff, and a solid alignment with the needs of our learners. We believe these factors will allow us to continue to deliver high quality, affordable education, leading to continued growth over the long-term.

Our key financial results metrics

Revenues. Revenues consist principally of tuition, application and graduation fees, and commissions we earn from bookstore and publication sales. During each of 2009, 2008 and 2007 tuition represented approximately 98.8%, 98.5% and 98.5% of our revenues, respectively. Factors affecting our revenues include: (i) the number of enrollments; (ii) the number of courses per learner; (iii) our degree and program mix; (iv) the number of programs and specializations we offer; (v) annual tuition adjustments; and (vi) the number of colloquia events and learners at each event.

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

The following is a summary of our learners as of the last day of classes for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Doctoral	11,051	9,723	8,573
Master’s	16,331	12,388	10,032
Bachelor’s	6,411	4,635	3,595
Other	189	137	116

Total	33,982	26,883	22,316

Tuition and Fees. Our tuition rates vary by type and length of program and by degree level, such as doctoral, master’s or bachelor’s. For all learners in master’s and bachelor’s programs and for selected doctoral programs, tuition is charged on a per course basis. Prices per course generally ranged from $1,640 to $2,192 for the 2009-2010 academic year (the academic year that began in July 2009) and from $1,620 to $2,120 for the 2008-2009 academic year (the academic year that began in July 2008). The price of the course will vary based upon the number of credit hours, the degree level of the program and the discipline. The majority of doctoral programs were priced at a fixed quarterly amount of $4,485 per learner for the 2009-2010 academic year and $4,335 per learner for the 2008-2009 academic year, regardless of the number of courses in which the learner was registered.

Capella University implemented a new pricing structure for our bachelor’s courses whereby tuition is varied based on the level of course. For the 2009-2010 academic year, lower division courses are priced at $265 per credit and upper division courses are priced at $325 per credit. Prior to this change, for the 2008-2009 academic year all bachelor’s courses were priced at $310 per credit.

Tuition increases have not historically been, and may not in the future be, consistent across our programs and specializations due to market conditions or changes in operating costs that have an impact on price adjustments of individual programs or specializations. Capella University implemented a weighted average tuition increase of 3.3% for the 2009-2010 academic year (the academic year that began in July 2009).

Based on prices from the 2009-2010 academic year, we estimate that the average tuition for a typical learner is approximately $56,000 for a full four-year bachelor’s program, approximately $27,500 for a master’s program, and approximately $61,000 for a doctoral program. These estimated program costs will vary by learner based upon the program and specialization selected, the number of courses taken per quarter and the number of transfer credits earned at other institutions. Additionally, we offer scholarships and, under a variety of different programs, tuition discounts to members of the armed forces and in connection with our various corporate, healthcare, federal and educational marketing relationships.

“Other” in the enrollment table above refers primarily to certificate-seeking learners. Certificate programs generally consist of four courses, and the price of a course depends on the number of credit hours, the degree level of the program and the discipline. Prices per course in certificate programs generally ranged from $1,692 to $2,192 for the 2009-2010 academic year and from $1,580 to $2,060 for the 2008-2009 academic year.

A large portion of our learners rely on funds received under various government-sponsored student financial aid programs, predominantly Title IV programs, to pay a substantial portion of their tuition and other education-related expenses. In the years ended December 31, 2009, 2008, and 2007, approximately 78%, 75% and 74%, respectively, of our revenues (calculated on a cash basis) were attributable to funds derived from Title IV programs. In addition to Title IV funding, our learners receive financial aid from other governmental sources, tuition reimbursement from their employers or the Department of Defense or finance their education with their own funds or through private financing institutions.

Costs and expenses. We categorize our costs and expenses as (i) instructional costs and services expenses, (ii) marketing and promotional expenses and (iii) general and administrative expenses.

Instructional costs and services expenses are items of expense directly attributable to the educational services we provide our learners. This expense category includes salaries and benefits of full-time faculty, administrators and academic advisors, and costs associated with adjunct faculty. Instructional pay for adjunct faculty varies across programs and is primarily dependent on the number of learners taught. Instructional costs and services expenses also include costs of educational supplies, costs associated with academic records, financial aid and other university services, and an allocation of facility, admissions and human resources costs, stock-based compensation expense, depreciation and amortization and information technology costs that are attributable to providing educational services to our learners.

Marketing and promotional expenses include salaries and benefits of personnel engaged in recruitment and promotion, as well as costs associated with advertising and the production of marketing materials related to new enrollments and current learners. Our marketing and promotional expenses are generally affected by the cost of advertising media, the efficiency of our marketing efforts, salaries and benefits for our sales personnel, brand spending, and the number of advertising initiatives for new and existing academic programs. Marketing and promotional expenses also include an allocation of facility, admissions and human resources costs, stock-based compensation expense, depreciation and amortization and information technology costs that are attributable to marketing and promotional efforts.

General and administrative expenses include salaries and benefits of employees engaged in corporate management, new business development, finance, compliance and other corporate functions, together with an allocation of facility and human resources costs, stock-based compensation expense, depreciation and amortization and information technology costs attributable to such functions. General and administrative expenses also include bad debt expense and any charges associated with asset impairments.

Other income, net. Other income, net consists primarily of interest income earned on cash, cash equivalents and marketable securities.

Factors affecting comparability

We set forth below selected factors that we believe have had, or are expected to have, a significant effect on the comparability of recent or future results of operations:

Introduction of new programs and specializations. At December 31, 2006, learners seeking doctoral degrees represented approximately 42% of our enrollment, while learners seeking master’s and bachelor’s degrees represented approximately 43% and 15% of our enrollment, respectively. The higher concentration of learners in doctoral programs reflects our early emphasis on these programs. In 2007, we launched six new degree programs and 31 new specializations across our vertical markets, including doctoral, master’s, and bachelor’s level programs in Public Safety and nine PhD specializations. In 2008, we launched three new degree programs including a PhD in Counselor Education and Supervision and a Master’s degree in both Human Resource Management and Organizational Development. We also introduced 10 new specializations across our vertical markets. In 2009, we launched 10 new degree programs and 16 new specializations, including the addition of doctoral, master’s and bachelor’s level programs within the Public Service Leadership market. We continue to see a mix shift in our enrollments from doctoral programs to master’s and bachelor’s programs. Relative to our doctoral programs, our master’s and bachelor’s programs have lower revenue per learner and higher marketing and promotional, learner recruitment and support costs. As December 31, 2009, learners seeking doctoral, master’s and bachelor’s degrees represented approximately 33%, 48% and 19%, respectively, of our enrollment.

We expect to introduce additional degree programs and specializations in the future. We make investments in program and specialization development, support infrastructure and marketing and selling when introducing new programs and specializations, while associated revenues are dependent upon enrollment, which in many cases is lower during the period of new program and specialization introduction. During the period of new program and specialization introduction, the rate of growth of revenues and operating income has been, and may be, adversely affected in part due to these factors. As our newer programs and specializations develop, we anticipate increases in enrollment, more cost-effective delivery of instructional and support services and more efficient marketing and promotional processes.

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

We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition. Tuition revenue represented approximately 98.8%, 98.5% and 98.5% of our revenues recognized for each of the years ended December 31, 2009, 2008 and 2007, respectively. Course tuition revenue is deferred and recognized as revenue ratably over the period of instruction, which is generally from one and a half to three months. If a learner withdraws or drops out, we follow the University refund policy, which generally is: 100 percent refund through five days, 75 percent refund from six to twelve days, and zero percent refund for the remainder of the period. The refund policy varies slightly for learners within certain states due to state rules or regulations. We do not recognize revenue for learners who enroll but never engage in the courseroom. Refunds are recorded as a reduction of revenue in the period that the learner withdraws from a course. If a partial refund is given to a learner in accordance with the University refund policy, the portion of the revenue which has been earned by us is recognized over the remaining period of instruction.

Colloquia tuition revenue is recognized over the length of the colloquia, which ranges from two days to two weeks. Deferred revenue in any period represents the excess of tuition and fees received as compared to tuition and fees recognized in revenue on the consolidated statement of operations and is reflected as a current liability on our consolidated balance sheet.

Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our learners to make required payments. We determine the allowance for doubtful accounts amount based on an analysis of the accounts receivable detail and historical write-off experience, and current economic conditions, recoveries and trends.

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

As of December 31, 2009 and 2008, the allowance for doubtful accounts was approximately $2.4 million and $1.4 million respectively. During 2009, 2008, and 2007, we recognized bad debt expense of $7.0 million, $5.2 million and $3.6 million, respectively.

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

Stock-based compensation. We measure and recognize compensation expense for stock-based payment awards made to employees and directors, including employee stock options, based on estimated fair values of the share award on the date of grant

The fair value of our service-based stock options was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2009	2008	2007
Expected life (in years)(1)	4.58	4.75	4.25-4.75
Expected volatility(2)	45.4%	43.8%	45.3%-46.6%
Risk-free interest rate(3)	1.7-2.0%	2.9-3.2%	4.0-4.7%
Dividend yield(4)	0.0%	0.0%	0.0%
Weighted-average fair value of options granted	$21.16	$23.85	$20.72

(1)	For the years ended December 31, 2008 and 2007, the expected option life was determined using the simplified method for estimating expected option life for service-based stock options. Beginning January 1, 2009, we believe that the use of our historical stock option exercise and post-vesting employment termination behavior provides a more accurate estimate of expected option life and, consequently, a better estimate of fair value of our stock options. Therefore, the expected life of our options granted during the year ended December 31, 2009 is based upon our historical stock option activity. This change in estimate did not have a material impact on our operating income, net income or earnings per share and we do not expect this change in estimate to have a material impact in future periods.

(2)

Our stock had not been publicly traded prior to November 2006, therefore we did not have sufficient trading history on which to base our estimate of expected volatility. The expected volatility assumptions for the years ended December 31, 2008 and 2007 reflect a detailed evaluation of the stock prices of a peer group of public post-secondary education companies for a period equal to the expected life of the options, starting from the date they went public. Beginning on January 1, 2009, we believe that the use of our historical stock price provides a more accurate estimate of expected volatility and, consequently, a better estimate of fair value of the Company’s stock options. We considered the impact of implied volatility of the share price determined from the market prices of traded options, but determined it was unnecessary due to the low volume of publicly traded options and that publicly traded options do not include a variety of option terms to expiration that would allow the construction of a useful or accurate volatility curve. Therefore, the expected volatility assumption for the year ended December 31, 2009 is based upon our own historical stock price. This change in estimate did not have a material impact on our operating income, net income or earnings per share and we do not expect this change in estimate to have a material impact in future periods.

(3)	The risk-free interest rate assumption is based upon the U.S. Treasury zero coupon yield curve on the grant date for a maturity similar to the expected life of the options.

(4)	The dividend yield assumption is based on our history and expectation of regular dividend payments.

In determining stock-based compensation expense, significant management judgment and assumptions are required concerning such factors as expected term, expected volatility and forfeitures. In our opinion, the assumptions that have the most significant affect on the fair value of our service-based stock options and therefore, share-based compensation expense, are the expected life and expected volatility. The following table illustrates how changes to the Black-Scholes option pricing model assumptions would affect the weighted-average fair values as of the grant date for grants made during fiscal year 2009:

	Expected Volatility
Expected Life (Years)	40.4%	45.4%	50.4%
4.08	$18.17	$20.02	$21.84
4.58	$19.24	$21.16	$23.06
5.08	$20.25	$22.25	$24.19

As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Marketable Securities—Other than temporary impairments. Available-for-sale marketable securities are carried at fair value as determined by quoted market prices or other observable inputs that are either directly or indirectly observable in the marketplace for identical or similar assets, with unrealized gains and losses, net of tax, reported as a separate component of shareholders’ equity. Management reviews the fair value of the portfolio at least monthly, and evaluates individual securities with fair values below amortized cost at the balance sheet date. In order to determine whether an impairment is other than temporary, management must conclude whether they intend to sell the impaired security and whether it is more likely than not that they will be required to sell the security before the recovery of its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not they will be required to sell prior to recovery of its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of the other-than-temporary impairment related to a credit loss or impairments on securities management has the intent to sell before recovery are recognized in earnings. The amount of the other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of shareholders’ equity in other comprehensive income or loss.

Accounting for income taxes. We account for income taxes utilizing the asset and liability method and compute the differences between the tax bases of assets and liabilities and the related financial amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. Realization of the deferred tax assets, net of deferred tax liabilities, is principally dependent upon achievement of projected future taxable income offset by deferred tax liabilities. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets or other elements of the tax provision. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to examination by tax authorities in the ordinary course of business. We periodically assess the likelihood of adverse outcomes resulting from these examinations to determine the impact on our deferred taxes and income tax liabilities and the adequacy of our provision for income taxes. Changes in income tax legislation, statutory income tax rates, or future taxable income levels, among other things, could materially impact our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods.

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Currently, no jurisdictions are under examination. During 2009, the Company completed the income tax audit of tax year 2006 with the Internal Revenue Service (IRS) and in January 2010 the Company completed the employment tax audit with the IRS.

For federal purposes, the statute of limitations remains open on tax years 2006-2008. In addition, for federal purposes, tax year 2002 remains open to examination as a result of earlier net operating losses being utilized in recent years. The statute of limitations remains open on the earlier years for three years subsequent to the utilization of net operating losses. For state purposes, the statute of limitations remains open in a similar manner for states that have generated net operating losses.

We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. As of December 31, 2009, we had $0.4 million of total gross unrecognized tax benefits. Of this total, $0.3 million (net of the federal benefit on state issues), represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

The Company continues to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company recognized $0.1 million, $0.1 million, and $21 thousand in interest and penalties related to uncertain tax positions in income tax expense during the years ended December 31, 2009, 2008 and 2007, respectively.

The Company does not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months. In September 2009, the statute of limitations expired on federal issues related to tax years 2000-2001 and tax year 2005 with no material impact expected on the unrecognized tax benefits. In September 2010, the statute of limitations will expire on federal issues related to tax years 2002 and 2006 with no material impact expected on the unrecognized tax benefits.

Results of Operations

The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for year-ended December 31, 2009 compared to the year-ended December 31, 2008:

	Year-Ended December 31,
	$ (in thousands)		$ Change (in thousands)	% Change	% of Revenue		Change
	2009	2008	2009 vs. 2008		2009	2008	2009 vs. 2008
Revenues	$334,643	$272,295	$62,348	22.9%	100%	100%	0.0%
Costs and expenses:
Instructional costs and services	135,286	120,347	14,939	12.4	40.4	44.2	(3.8)
Marketing and promotional	99,632	82,733	16,899	20.4	29.8	30.4	(0.6)
General and administrative	35,803	29,113	6,690	23.0	10.7	10.7	0.0

Total costs and expenses	270,721	232,193	38,528	16.6	80.9	85.3	(4.4)

Operating income	63,922	40,102	23,820	59.4	19.1	14.7	4.4
Other income, net	2,384	4,061	(1,677)	(41.3)	0.7	1.5	(0.8)

Income before income taxes	66,306	44,163	22,143	50.1	19.8	16.2	3.6
Income tax expense	23,637	15,375	8,262	53.7	7.1	5.6	1.5

Effective Tax Rate	35.6%	34.8%
Net income	$42,669	$28,788	$13,881	48.2%	12.7%	10.6%	2.1%

Revenues. The increase in revenues in 2009 compared to 2008 was primarily driven by 21.3 percentage points from increased enrollments and 3.9 percentage points from tuition increases, partially offset by 2.3 percentage points due to a larger proportion of master’s and bachelor’s learners, who generated less revenue per learner than our doctoral learners. End-of-period enrollment increased 26.4 percent in 2009 compared to 2008. Tuition increases in 2009 generally ranged from 1 percent to 12 percent and were implemented during July 2009.

Instructional costs and services expenses. Our instructional costs and services expenses increased compared to prior year primarily due to our ongoing investment in faculty including increased total faculty compensation to support higher enrollments, an increase in facilities expense as a result of co-locating personnel into a single location, greater depreciation due to the ERP system implementations in 2008 and an increase in colloquia expenses as a result of a greater number of events and registration growth.

Our instructional costs and services expenses as a percentage of revenues decreased primarily due to scale of fixed costs and productivity gains across our learner support and university administration functions and lower information technology expenses as a result of fewer information technology projects related to instructional areas in 2009 compared to 2008. These decreases were partially offset by an increase in financial aid costs as a result of expanding learner services to twenty-four hours per day and seven days per week.

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

General and administrative expenses. Our general and administrative expenses increased compared to prior year due to increases in bad debt expense resulting from the economic environment and mix shift, an increase in bonus expense, an increase in headcount within our executive departments and increased investments in new business development.

Our general and administrative expenses as a percentage of revenues remained flat compared to prior year primarily attributable to higher bonus expense fully offset by scale within our finance department.

Other income, net. Other income, net decreased in 2009 compared to 2008 principally due to lower interest rates partially offset by interest income on higher average cash, cash equivalents and marketable securities balances during 2009.

Income tax expense. The increase in our effective tax rate from 2008 to 2009 was primarily due to a decrease in the favorable impact of tax exempt interest partially offset by a slight decrease in the state effective tax rate.

Net income. Net income increased in 2008 compared to 2007 due to the factors discussed above.

The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for year-ended December 31, 2008 compared to the year-ended December 31, 2007:

	Year-Ended December 31,
	$ (in thousands)		$ Change (in thousands)	% Change	% of Revenue
	2008	2007	2008 vs. 2007		2008	2007	2008 vs. 2007
Revenues	$272,295	$226,236	$46,059	20.4%	100%	100%	0.0%
Costs and expenses:
Instructional costs and services	120,347	100,129	20,218	20.2	44.2	44.3	(0.1)
Marketing and promotional	82,733	69,779	12,954	18.6	30.4	30.8	(0.4)
General and administrative	29,113	26,378	2,735	10.4	10.7	11.7	(1.0)

Total costs and expenses	232,193	196,286	35,907	18.3	85.3	86.8	(1.5)

Operating income	40,102	29,950	10,152	33.9	14.7	13.2	1.5
Other income, net	4,061	4,903	(842)	(17.2)	1.5	2.2	(0.7)

Income before income taxes	44,163	34,853	9,310	26.7	16.2	15.4	0.8
Income tax expense	15,375	12,069	3,306	27.4	5.6	5.3	0.3

Effective Tax Rate	34.8%	34.6%
Net income	$28,788	$22,784	$6,004	26.4%	10.6%	10.1%	0.5%

Revenues. The increase in revenues in 2008 compared to 2007 was primarily driven by 16.9 percentage points from increased enrollments and 4.2 percentage points from tuition increases, partially offset by 0.7 percentage points due to a larger proportion of master’s and bachelor’s learners, who generated less revenue per learner than our doctoral learners. End-of-period enrollment increased 20.5 percent in 2008 compared to 2007. Tuition increases in 2008 generally ranged from 2 percent to 5 percent and were implemented during July 2008.

Instructional costs and services expenses. Our instructional costs and services expenses increased in 2008 compared to 2007 primarily due to higher instructional pay and learner support services resulting from increased enrollments. In addition, there were greater depreciation and learner support services expenses related to our ERP implementation and greater information technology expenses as a result of the mix of projects which resulted in higher expense versus capital ratios in 2008 compared to 2007.

Our instructional costs and services expenses as a percentage of revenues decreased in 2008 driven by a decrease in bonus expense and a decrease in the ratio between faculty compensation and revenue, offset by higher financial aid support, learner support services, and depreciation expenses related to the ERP implementation.

Marketing and promotional expenses. Our marketing and promotional expenses increased in 2008 compared to 2007 primarily attributable to greater spending in online media and recruitment staffing. Our marketing and promotional expenses as a percentage of revenues decreased in 2008 primarily due to improved efficiencies in inquiry spending and a decrease in bonus expense, partially offset by inefficiencies we experienced in the selling process earlier in the year as we implemented the ERP system.

General and administrative expenses. Our general and administrative expenses increased in 2008 compared to 2007 primarily attributable to an increase in bad debt expense due to higher credit limits granted to learners in 2008 in recognition of inconveniences associated with the implementation of the ERP system and increased expense for certain other contingencies, offset by a decrease in bonus expense.

Our general and administrative expenses as a percentage of revenues decreased due to a decrease in accrued bonus expense and information technology expenses as there were fewer employees dedicated to the ERP system implementation, partially offset by increased expense for certain other contingencies and an increase in bad debt expense due to higher credit limits granted to learners earlier in 2008 in recognition of inconveniences associated with the implementation of the ERP system.

Other income, net. Other income, net decreased in 2008 compared to 2007 principally due to lower interest rates partially offset by interest income on higher average cash, cash equivalents and marketable securities balances during 2008.

Income tax expense. The slight increase in our effective tax rate from 2007 to 2008 was primarily due to a decrease in the favorable impact of tax-exempt interest offset by a decrease in the impact of non-deductible expense related to incentive stock options.

Net income. Net income increased in 2008 compared to 2007 due to the factors discussed above.

Quarterly Results and Seasonality

The following tables set forth certain unaudited financial and operating data each quarter during the years ended December 31, 2009 and 2008. The unaudited information reflects all adjustments, which include only normal and recurring adjustments, necessary to present fairly the information shown.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except for per share and enrollment data)
2009
Revenues	$76,435	$80,096	$83,569	$94,543
Operating income	12,188	14,254	14,544	22,936
Net income	8,336	9,540	9,783	15,010
Net income per common share:
Basic	$0.50	$0.57	$0.59	$0.90
Diluted	$0.49	$0.56	$0.57	$0.88
Enrollment	28,152	29,281	30,738	33,982

2008
Revenues	$65,251	$66,049	$65,239	$75,756
Operating income	7,112	8,664	7,936	16,390
Net income	5,488	6,358	5,776	11,166
Net income per common share:
Basic	$0.32	$0.38	$0.35	$0.67
Diluted	$0.31	$0.37	$0.34	$0.66
Enrollment	23,496	23,733	24,063	26,883

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

In addition to our recurring seasonal patterns described above, our quarterly revenue is impacted by the timing of our colloquia tuition revenue, as evidenced in the first and second quarters of 2008 and the third and fourth quarters of 2009. We typically have fourteen to sixteen colloquia per year.

Liquidity and Capital Resources

Liquidity

We financed our operating activities and capital expenditures during the years ended December 31, 2009, 2008 and 2007 primarily through cash provided by operating activities. Our cash, cash equivalents and marketable securities were $172.1 million and $123.6 million at December 31, 2009 and 2008 respectively.

We maintain an unsecured $10.0 million line of credit with Wells Fargo Bank. The line of credit expires on June 30, 2010. The Company expects the line of credit will be renewed upon expiration. There have been no borrowings to date under this line of credit. Any borrowings would bear interest at a rate of either LIBOR plus

2.5% or the bank’s prime rate, at our discretion on the borrowing date. An unsecured letter of credit in the amount of $1.4 million, which expires on July 31, 2010, was issued under the $10.0 million line of credit in favor of the Department of Education in connection with its annual review of student lending activities.

A significant portion of our revenues are derived from Title IV programs. Federal regulations dictate the timing of disbursements under Title IV programs. Learners must apply for new loans and grants each academic year, which starts July 1. Loan funds are generally provided by lenders in multiple disbursements for each academic year. The disbursements are usually received by the start of the third week of the term. These factors, together with the timing of our learners beginning their programs, affect our operating cash flow. Based on current market conditions and recent regulatory or legislative actions, we do not anticipate any significant disruptions in the availability of Title IV funding for our learners.

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

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2009 was $69.1 million, compared to $44.8 million for the year ended December 31, 2008. The increase was primarily due to an increase in net income of $13.9 million, a $15.0 million increase in accounts payable and accrued liabilities primarily due to the timing of invoice payments and an increase in accrued bonus expense. These increases were partially offset by a decrease of $5.8 million in income taxes payable primarily related to increased state and federal estimated tax payments during 2009 and a $4.6 million decrease in deferred revenue primarily due to fewer learners pre-paying for courses in 2009 than 2008 as a result of January 2010 courses starting a week later than January 2009 courses.

Net cash provided by operating activities for the year ended December 31, 2008 was $44.8 million, compared to $37.2 million for the year ended December 31, 2007. The increase was primarily due to increased net income of $6.0 million, $4.0 million increase in deferred revenue due to higher revenue year over year and an increase in new enrollments during the fourth quarter 2008, increased cash flow from the change in prepaid expenses due to a large prepaid marketing invoice at the end of 2007, increased depreciation expense due to the ERP implementation of $2.5 million, and $6.6 million fewer excess tax benefits from stock option exercises due to fewer stock option exercises in 2008 than in 2007. These increases were partially offset by a decrease in accounts payable and accrued liabilities, which was comprised primarily of an $8.0 million decrease in accrued bonus expense, $3.9 million decrease from timing of accounts payable and a $1.8 million decrease in accrued instructional payments related to a change in payment timing.

Investing Activities

Our cash provided by or used in investing activities is primarily related to the sale or purchase of property and equipment and the sale and maturities of or investment in marketable securities. Net cash provided by investing activities was $5.9 million for the year ended December 31, 2009 and net cash used in investing activities was $24.6 million and $34.1 million for the years ended December 31, 2008 and 2007, respectively. Investment in marketable securities at December 31, 2009 consisted of purchases, sales and maturities of tax-exempt municipal securities. Net sales of these securities were $22.3 million during the year ended December 31, 2009 and net purchases of these securities were $10.2 million and $18.0 million during the years ended December 31, 2008 and 2007, respectively. We believe that the credit quality and liquidity of our investment portfolio is currently strong. Due to current market conditions, the unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply/demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity. But even with this approach, we may incur investment losses as a result of unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Capital expenditures were $16.4 million, $14.4 million, and $16.1 million for the years ended December 31, 2009, 2008, and 2007, respectively. The increase in 2009 was primarily due to capital projects focused on improvements in the new enrollment experience such as upgrades to the online application form and learner portal as well as automation of a number of processes within our financial aid office. Additional capital projects related to enhancing faculty engagement and improving learning outcomes. The decrease in 2008 was primarily due to the mix of projects as a result of the completion of the ERP implementation in 2008. We expect that our capital expenditures in 2010 will be approximately 6 percent of revenues and we expect to be able to fund these capital expenditures with cash generated from operations.

We lease all of our facilities. We expect to make future payments on existing leases from cash generated from operations.

Financing Activities

Net cash used in financing activities was $3.8 million and $49.6 million for the year ended December 31, 2009 and 2008, respectively, and net cash provided by financing activities was $35.0 million for the year ended December 31, 2007. Financing activities during 2009 were primarily related to the repurchase of common stock in the amount of $14.7 million, partially offset by $7.5 million in proceeds from stock option exercises and $3.5 million in excess tax benefits from stock option exercises. Financing activities during 2008 were primarily related to the repurchase of common stock in the amount of $58.3 million, partially offset by $6.2 million in proceeds from stock option exercises and $2.5 million in excess tax benefits from stock option exercises. Financing activities during 2007 were primarily related to proceeds of $15.0 million from stock option exercises and the related excess tax benefits of $9.1 million, and net cash proceeds from our follow-on offering of common stock of $10.9 million, after deducting underwriter commissions and offering expenses.

Contractual Obligations

The following table sets forth, as of December 31, 2009, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating leases(a)	$32,012	$4,985	$11,267	$10,995	$4,765

Total contractual obligations	$32,012	$4,985	$11,267	$10,995	$4,765

(a)	Minimum lease commitments for our headquarters, miscellaneous office equipment and software license agreements.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2009, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $0.4 million of unrecognized tax benefits have been excluded from the Contractual Obligations table above. See Note 10 to the Consolidated Financial Statements for a discussion of income taxes.

Regulation and Oversight

We perform periodic reviews of our compliance with the various applicable regulatory requirements. We have not been notified by any of the various regulatory agencies of any significant noncompliance matters that would adversely impact our ability to participate in Title IV programs, however, the Office of Inspector General (OIG) has conducted a compliance audit of Capella University for the three financial aid years 2002-2003 through 2004-2005. The audit commenced on April 10, 2006 and we subsequently provided the OIG with periodic information, responded to follow up inquiries and facilitated site visits and access to the Company’s records. The OIG completed its field work in January 2007 and the Company received a draft audit report on August 23, 2007. Capella University provided written comments on the draft audit report to the OIG on September 25, 2007. On March 7, 2008, the OIG’s final report was issued to the Acting Chief Operating Officer (COO) for Federal Student Aid (FSA), which is responsible for primary oversight of the Title IV funding programs. We responded to the final report on April 8, 2008. In 2009, we provided FSA staff with certain requested information for financial aid years 2002-2003 through 2006-2007. The FSA will subsequently issue final findings and requirements for Capella University. The FSA may take certain actions, including requiring that we refund certain federal student aid funds, requiring us to modify our Title IV administration procedures, and/or requiring us to pay fines or penalties.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2009, 2008, or 2007. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Recent Accounting Pronouncements

We have reviewed and considered all recent accounting pronouncements and we believe the following could potentially have an impact on our financial condition, results of operations, or disclosures:

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (ASU 2009-13), which provides guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. ASU 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. ASU 2009-13 is effective for the first annual reporting period beginning on or after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. ASU 2009-13 is effective for us on January 1, 2011. We do not believe that the adoption of ASU 2009-13 will have a material impact on our financial condition, results of operations, or disclosures.

In January 2010, the FASB issued ASU No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (ASU 2010-01), which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in net income per common share prospectively. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. ASU 2010-01 is currently effective for us as of December 31, 2009 and did not have any impact on our financial condition, results of operations, or disclosures.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We have no derivative financial instruments or derivative commodity instruments. We believe the risk related to cash equivalents and marketable securities is limited due to the adherence to our investment policy which focuses on capital preservation and liquidity. In addition, all investments must have a minimum Standard & Poor’s rating of A minus (or equivalent). All of our cash equivalents and marketable securities as of December 31, 2009 and 2008 were rated A minus or higher. In addition, we utilize money managers who conduct initial and ongoing credit analysis on our investment portfolio to monitor and minimize the potential impact of market risk associated with our cash, cash equivalents and marketable securities. Despite the investment risk mitigation strategies we employ, we may incur investment losses as a result of unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. In addition, unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Interest Rate Risk

We manage interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At December 31, 2009, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

Item 8.	Financial Statements and Supplementary Data

CAPELLA EDUCATION COMPANY

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Capella Education Company

We have audited the accompanying consolidated balance sheets of Capella Education Company as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capella Education Company at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capella Education Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Minneapolis, Minnesota

February 24, 2010

CAPELLA EDUCATION COMPANY

Consolidated Balance Sheets

	As of December 31,
	2009	2008
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$102,405	$31,225
Marketable securities	69,670	92,372
Accounts receivable, net of allowance of $2,362 in 2009 and $1,419 in 2008	12,691	11,949
Prepaid expenses and other current assets	6,564	5,184
Deferred income taxes	2,186	3,477

Total current assets	193,516	144,207
Property and equipment, net	37,984	35,349

Total assets	$231,500	$179,556

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,027	$2,227
Accrued liabilities	24,328	18,926
Income taxes payable	61	150
Deferred revenue	7,876	9,495

Total current liabilities	37,292	30,798
Deferred rent	2,952	1,321
Other liabilities	434	531
Deferred income taxes	6,556	6,069

Total liabilities	47,234	38,719
Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares—100,000
Issued and outstanding shares—16,763 in 2009 and 16,666 in 2008	168	166
Additional paid-in capital	151,445	151,445
Accumulated other comprehensive income	1,333	575
Retained earnings (accumulated deficit)	31,320	(11,349)

Total shareholders’ equity	184,266	140,837

Total liabilities and shareholders’ equity	$231,500	$179,556

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Income

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Revenues	$334,643	$272,295	$226,236
Costs and expenses:
Instructional costs and services	135,286	120,347	100,129
Marketing and promotional	99,632	82,733	69,779
General and administrative	35,803	29,113	26,378

Total costs and expenses	270,721	232,193	196,286

Operating income	63,922	40,102	29,950
Other income, net	2,384	4,061	4,903

Income before income taxes	66,306	44,163	34,853
Income tax expense	23,637	15,375	12,069

Net income	$42,669	$28,788	$22,784

Net income per common share:
Basic	$2.55	$1.71	$1.39

Diluted	$2.51	$1.66	$1.33

Weighted average number of common shares outstanding:
Basic	16,713	16,835	16,396

Diluted	17,030	17,322	17,141

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statement of Shareholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Accumulated Deficit)	Total Shareholders’ Equity	Comprehensive Income
	Shares	Amount
	(In thousands)
Balance at December 31, 2006	16,002	$160	$156,513	$(7)	$(62,921)	$93,745
Exercise of stock options	1,017	10	15,012	—	—	15,022
Stock-based compensation	—	—	3,392	—	—	3,392
Income tax benefits associated with stock-based compensation	—	—	10,813	—	—	10,813
Issuance of common stock, net of underwriters’ commissions and offering costs	344	3	10,913	—	—	10,916
Net income	—	—	—	—	22,784	22,784	$22,784
Unrealized gain on marketable securities	—	—	—	202	—	202	202

Balance at December 31, 2007	17,363	$173	$196,643	$195	$(40,137)	$156,874	$22,986

Exercise of stock options	342	3	6,153	—	—	6,156
Stock-based compensation	—	—	4,298	—	—	4,298
Income tax benefits associated with stock-based compensation	—	—	2,647	—	—	2,647
Issuance of restricted stock, net	—	—	(9)	—	—	(9)
Repurchase of common stock	(1,039)	(10)	(58,287)	—	—	(58,297)
Net income	—	—	—	—	28,788	28,788	28,788
Unrealized gain on marketable securities	—	—	—	380	—	380	380

Balance at December 31, 2008	16,666	$166	$151,445	$575	$(11,349)	$140,837	$29,168

Exercise of stock options	349	4	7,497	—	—	7,501
Stock-based compensation	—	—	3,652	—	—	3,652
Income tax benefits associated with stock-based compensation	—	—	3,620	—	—	3,620
Issuance of restricted stock, net	1	—	(42)	—	—	(42)
Repurchase of common stock	(253)	(2)	(14,727)	—	—	(14,729)
Net income	—	—	—	—	42,669	42,669	42,669
Unrealized gain on marketable securities	—	—	—	758	—	758	758

Balance at December 31, 2009	16,763	$168	$151,445	$1,333	$31,320	$184,266	$43,427

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Operating activities
Net income	$42,669	$28,788	$22,784
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	6,972	5,225	3,604
Depreciation and amortization	14,533	12,246	9,772
Amortization of investment discount/premium	1,593	1,807	330
(Gain)/loss realized on sale of marketable securities	—	(225)	14
Asset impairment	52	46	33
Stock-based compensation	3,652	4,298	3,392
Excess tax benefits from stock-based compensation	(3,463)	(2,506)	(9,067)
Deferred income taxes	1,315	(1,226)	2,955
Changes in operating assets and liabilities:
Accounts receivable	(7,714)	(9,617)	(3,760)
Prepaid expenses and other current assets	(1,380)	1,214	(2,695)
Accounts payable and accrued liabilities	7,376	(7,575)	6,736
Income tax payable	3,434	9,188	4,739
Deferred rent	1,631	154	(646)
Deferred revenue	(1,619)	3,019	(1,012)

Net cash provided by operating activities	69,051	44,836	37,179
Investing activities
Capital expenditures	(16,436)	(14,375)	(16,061)
Purchases of marketable securities	(1,030)	(74,707)	(248,275)
Sales and maturities of marketable securities	23,360	64,506	230,262

Net cash provided by (used in) investing activities	5,894	(24,576)	(34,074)
Financing activities
Excess tax benefits from stock-based compensation	3,463	2,506	9,067
Net proceeds from exercise of stock options	7,501	6,156	15,022
Net proceeds from issuance of common stock	—	—	10,915
Repurchase of common stock	(14,729)	(58,297)	—

Net cash provided by (used in) financing activities	(3,765)	(49,635)	35,004

Net increase/(decrease) in cash and cash equivalents	71,180	(29,375)	38,109
Cash and cash equivalents at beginning of year	31,225	60,600	22,491

Cash and cash equivalents at end of year	$102,405	$31,225	$60,600

Supplemental disclosures of cash flow information
Income taxes paid	$18,980	$7,455	$4,383

Noncash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$1,135	$351	$1,547

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

Revenue Recognition

The Company’s revenues consist of tuition, application and graduation fees and commissions we earn from bookstore and publication sales. Tuition revenue is deferred and recognized as revenue ratably over the period of instruction. If a learner withdraws or drops out, the Company follows the University refund policy, which generally is: 100 percent refund through five days, 75 percent refund from six to twelve days, and zero percent refund for the remainder of the period. The refund policy varies slightly for learners within certain states due to state rules or regulations. The Company does not recognize revenue for learners who enroll but never engage in the courseroom. Refunds are recorded as a reduction of revenue in the period that the learner withdraws from a course. If a partial refund is given to a learner in accordance with the University refund policy, the portion of the revenue which has been earned by the Company is recognized over the remaining period of instruction.

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

Cash and Cash Equivalents

The Company considers all highly liquid marketable securities with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents are carried at fair value.

Marketable Securities

Management determines the appropriate designation of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s marketable securities are designated as available-for-sale as of December 31, 2009 and 2008.

Available-for-sale marketable securities are carried at fair value as determined by quoted market prices or other observable inputs that are either directly or indirectly observable in the marketplace for identical or similar assets, with unrealized gains and losses, net of tax, reported as a separate component of shareholders’ equity. Management reviews the fair value of the portfolio at least monthly, and evaluates individual securities with fair values below amortized cost at the balance sheet date. In order to determine whether an impairment is other than temporary, management must conclude whether they intend to sell the impaired security and whether it is more likely than not that they will be required to sell the security before the recovery of its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not they will be required to sell prior to recovery of its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of the other-than-temporary impairment related to a credit loss or impairments on securities management has the intent to sell before recovery are recognized in earnings. The amount of the other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of shareholders’ equity in other comprehensive income or loss.

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest and dividend income and realized gains and losses are included in investment income. The Company classifies all marketable securities as current assets because the assets are available to fund current operations.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its learners to make required payments. The Company determines its allowance for doubtful accounts amount based on an analysis of the accounts receivable detail, historical write-off experience, and current economic conditions, recoveries and trends. Bad debt expense is recorded as a general and administrative expense in the consolidated statements of income. The Company generally writes off accounts receivable balances deemed uncollectible prior to sending the accounts to collection agencies.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to credit risk, consist primarily of cash equivalents, marketable securities and accounts receivable.

Management believes that the credit risk related to cash equivalents and marketable securities is limited due to the adherence to an investment policy that requires marketable securities to have a minimum Standard & Poor’s rating of A minus (or equivalent). All of the Company’s cash equivalents and marketable securities as of December 31, 2009 and 2008 consist of investments rated A minus or higher, further limiting the Company’s credit risk. In addition, we utilize money managers who conduct initial and ongoing credit analysis on our investment portfolio to monitor and minimize the potential impact of market risk associated with our cash equivalents and marketable securities.

Management believes that the credit risk related to accounts receivable is limited due to the large number and diversity of learners that principally comprise the Company’s customer base. The Company’s credit risk with respect to these accounts receivable is mitigated through the participation of a majority of the learners in federally funded financial aid programs.

Approximately 78%, 75% and 74% of the Company’s revenues (calculated on a cash basis) were collected from funds distributed under Title IV Programs of the Higher Education Act (Title IV Programs) for the years ended December 31, 2009, 2008 and 2007, respectively. The financial aid and assistance programs are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels.

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

Property and Equipment

Property and equipment are stated at cost. Computer software is included in property and equipment and consists of purchased software, capitalized web site development costs and internally developed software. Capitalized web site development costs consist mainly of salaries and outside development fees directly related to web sites and various databases. Web site content development is expensed as incurred. Internally developed software represents qualifying salary and consulting costs for time spent on developing internal use software. The Company capitalizes certain costs associated with internally developed software, primarily consisting of the direct labor associated with creating the internally developed software. Software development projects generally include three stages: the preliminary project stage (all costs are expensed as incurred), the application development stage (certain costs are capitalized and certain costs are expensed as incurred), and the post-implementation/operation stage (all costs are expensed as incurred). The costs capitalized in the application development stage include the costs of designing the application, coding, installation of hardware, and testing. The capitalization of software requires judgment in determining when a project has reached the development stage and the period over which the Company expects to benefit from the use of that software.

Depreciation is provided using the straight-line method over the estimated useful lives of the assets, as follows:

Computer equipment	2-3 years
Furniture and office equipment	5-7 years
Computer software	3-7 years

Leasehold improvements are amortized over the related lease term or estimated useful life, whichever is shorter.

Income Taxes

The Company uses the asset and liability method to compute the differences between the tax bases of assets and liabilities and the related financial amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company recorded impairment charges of $52 thousand, $46 thousand, and $33 thousand during 2009, 2008, and 2007, respectively.

The impairment charges primarily consist of the write-off of previously capitalized internal software development costs for software projects that were abandoned. These charges are recorded in general and administrative expenses in the consolidated statements of income.

Advertising

The Company expenses advertising costs as incurred. Advertising costs for 2009, 2008, and 2007 were $51.6 million, $42.5 million, and $35.1 million, respectively.

Net Income Per Common Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Dilutive shares are computed using the Treasury Stock method and include the incremental effect of shares that would be issued upon the assumed exercise of stock options and the vesting of restricted stock.

The table below is a reconciliation of the numerator and denominator in the basic and diluted net income per common share calculation.

	Year Ended December 31,
	2009	2008	2007
	(in thousands, except per share data)
Numerator:
Net income	$42,669	$28,788	$22,784
Denominator:
Denominator for basic net income per common share—weighted average shares outstanding	16,713	16,835	16,396
Effect of dilutive stock options and restricted stock	317	487	745

Denominator for diluted net income per common share	17,030	17,322	17,141

Basic net income per common share	$2.55	$1.71	$1.39
Diluted net income per common share	$2.51	$1.66	$1.33

Options to purchase 0.2 million, 0.2 million, and 47 thousand common shares, respectively, were outstanding but not included in the computation of diluted net income per common share in 2009, 2008 and 2007, respectively, because their effect would be antidilutive.

Comprehensive Income

Comprehensive income includes net income and all changes in the Company’s equity during a period from non-owner sources which consists exclusively of unrealized gains and losses on available-for-sale marketable securities, net of tax.

Stock-Based Compensation

The Company measures and recognizes compensation expense for stock-based payment awards made to employees and directors, including employee stock options and restricted stock, based on estimated fair values of the share award on the date of grant. The Company records compensation expense for all share-based awards over the vesting period.

To calculate the estimated fair value of stock options on the date of grant, the Company uses the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the Company to estimate key assumptions such as expected term, volatility, risk-free interest rates and dividend yield to determine the fair value of stock options, based on both historical information and management judgment regarding market factors and trends.

The Company amortizes share-based compensation expense over the period that the awards are expected to vest, net of estimated forfeiture rates. The Company estimates expected forfeitures of share-based awards at the grant date and recognizes compensation cost only for those awards expected to vest. In estimating expected forfeitures, the Company analyzes historical forfeiture and termination information and considers how future termination rates are expected to differ from historical termination rates. The Company ultimately adjusts this forfeiture assumption to actual forfeitures. Any changes in the forfeiture assumptions do not impact the total amount of expense ultimately recognized over the vesting period. Instead, different forfeiture assumptions only impact the timing of expense recognition over the vesting period. If the actual forfeitures differ from management estimates, additional adjustments to compensation expense are recorded.

Subsequent Events

The Company has reviewed and evaluated subsequent events and transactions for material subsequent events through February 24, 2010, the date the financial statements are issued.

Recent Accounting Pronouncements

The Company has reviewed and considered all recent accounting pronouncements and believes the following could potentially have an impact on its financial condition, results of operations, or disclosures:

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (ASU 2009-13), which provides guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. ASU 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. ASU 2009-13 is effective for the first annual reporting period beginning on or after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning to the year of adoption. ASU 2009-13 is effective for the Company on January 1, 2011. Based on our current arrangements, the Company does not believe that the adoption of ASU 2009-13 will have a material impact on its financial condition, results of operations, or disclosures as we currently do not have any arrangements with multiple deliverables as defined by ASU 2009-13.

In January 2010, the FASB issued ASU No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (ASU 2010-01), which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in net income per common share prospectively. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. ASU 2010-01 is currently effective for the Company as of December 31, 2009 and did not have any impact on its financial condition, results of operations, or disclosures.

3. Marketable Securities

The following is a summary of available-for-sale securities:

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Tax-exempt municipal securities	$67,551	$2,119	$—	$69,670

Total	$67,551	$2,119	$—	$69,670

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Tax-exempt municipal securities	$91,474	$957	$(59)	$92,372

Total	$91,474	$957	$(59)	$92,372

The unrealized gains and losses on the Company’s investments in municipal securities were caused by changes in market values primarily due to interest rate changes. All of our securities in an unrealized loss position as of December 31, 2008 had been in an unrealized loss position for less than twelve months. There were no other-than-temporary impairment charges recorded during the year-ended December 31, 2009, 2008, or 2007.

The unrealized gains and losses on the Company’s investments in municipal securities are net of reclassification adjustments of $0 and $0.1 million, net of tax, for the years ended December 31, 2009 and 2008, respectively, for gains included in net income.

The remaining contractual maturities of the Company’s marketable securities are shown below:

	As of December 31,
	2009	2008
	(in thousands)
Due within one year	$2,038	$14,580
Due after one year through five years	47,827	48,378
Due after six through ten years	5,095	9,545
Due after ten years	14,710	19,869

	$69,670	$92,372

The following table is a summary of the proceeds from the sale of available-for-sale securities, the gross realized gains and the gross realized losses on sales of investments classified as available-for-sale included in earnings for the year-ended December 31, 2009 and 2008:

	Year-Ended December 31,
	2009	2008	2007
	(in thousands)
Maturities of marketable securities	$22,360	$23,303	$192,410
Proceeds from the sale of marketable securities	1,000	41,203	37,852

	$23,360	$64,506	$230,262

Gross realized gains	$—	$225	$3
Gross realized losses	—	—	(17)

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company classifies assets recorded at fair value under the fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. The fair value measurements are classified under the following hierarchy:

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

The following tables summarizes certain fair value information for assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008:

	Fair Value	Fair Value Measurements as of December 31, 2009 Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents	$102,405	$102,405	$—	$—
Tax-exempt municipal securities	$69,670	$—	$69,670	$—

	$172,075	$102,405	$69,670	$—

	Fair Value	Fair Value Measurements as of December 31, 2008 Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents	$31,225	$31,225	$—	$—
Tax-exempt municipal securities	$92,372	$—	$92,372	$—

	$123,597	$31,225	$92,372	$—

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

As of December 31, 2009 and 2008, the Company did not have any liabilities that were required to be measured at fair value on a recurring basis.

4. Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2009	2008
	(in thousands)
Computer software	$64,001	$50,875
Computer equipment	20,987	17,771
Furniture and office equipment	10,912	10,609
Leasehold improvements	846	2,215

	96,746	81,470
Less accumulated depreciation and amortization	(58,762)	(46,121)

Property and equipment, net	$37,984	$35,349

5. Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31,
	2009	2008
	(in thousands)
Accrued compensation and benefits	$10,013	$6,903
Accrued instructional	2,817	2,526
Accrued vacation	1,571	1,400
Customer deposits	779	1,370
Other	9,148	6,727

	$24,328	$18,926

6. Commitments and Contingencies

The Company leases its office facilities and certain office equipment under various noncancelable operating leases and has contractual obligations related to certain software license agreements. Effective March 17, 2008, the Company entered into an amendment of its current lease with Minneapolis 225 Holdings, LLC pursuant to which the Company renewed and will expand its existing lease premises at 225 South Sixth Street in Minneapolis, Minnesota through 2015.

Future minimum lease commitments under the leases as of December 31, 2009, are as follows:

(in thousands)
2010	4,985
2011	5,539
2012	5,728
2013	5,417
2014	5,578
2015 and thereafter	4,765

Total	$32,012

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

Total rent expense and related taxes and operating expenses under operating leases for the years ended December 2009, 2008, and 2007 were $9.4 million, $7.0 million, and $5.7 million, respectively.

The Company maintains an unsecured $10.0 million line of credit with Wells Fargo Bank. The line of credit expires on June 30, 2010. The Company expects the line of credit will be renewed upon expiration. There were no borrowings under this line of credit as of and during the years ended December 31, 2009 or 2008. An unsecured letter of credit in the amount of $1.4 million, which expires on July 31, 2010, was issued under the $10.0 million line of credit in favor of the Department of Education in connection with its annual review of student lending activities.

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

8. Common Stock

In 2008, the Company commenced and completed a $50.0 million share repurchase program. In July 2008, the Company announced that its Board of Directors had authorized the Company to repurchase up to an additional $60.0 million of shares of common stock with no expiration date. As of December 31, 2009, the Company had repurchased 0.4 million shares under this program for total consideration of $23.0 million.

The Company repurchased 0.3 million shares for total consideration of $14.7 million during the year ended December 31, 2009 and 1.0 million shares for a total consideration of $58.3 million during the year ended December 31, 2008.

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

9. Stock-Based Compensation

The Company has three stock-based compensation plans, which are described below. The table below reflects our stock-based compensation expense recognized in the consolidated statements of income:

	Year ended December 31,
	2009	2008	2007
Instructional costs and services	$1,009	$1,388	$1,120
Marketing and promotional	441	868	654
General and administrative	2,202	2,042	1,618

Stock-based compensation expense included in operating income	3,652	4,298	3,392
Tax benefit	1,207	1,271	837

Stock-based compensation expense, net of tax	$2,445	$3,027	$2,555

Stock-based compensation plans

During 2005, the Company implemented a stock option plan that includes both incentive stock options and non-qualified stock options to be granted to employees, directors, officers, and others (the 2005 Plan). On May 25, 2006 the Board of Directors approved a change to the Company’s stock option policy in which the Company will only issue non-qualified stock options for future grants. At December 31, 2009, the maximum number of shares of common stock reserved under the 2005 Plan is 3.0 million shares. The Board of Directors establishes the terms and conditions of all stock option grants, subject to the 2005 Plan and applicable provisions of the Internal Revenue Code (the Code). Under the 2005 Plan, options must be granted at an exercise price not less than the fair market value of the Company’s common stock on the grant date. Prior to the initial public offering in November 2006, the valuation used to determine the fair market value of the Company’s common stock at each grant date was performed internally and contemporaneously with the issuance of the options. The options expire on the date determined by the Board of Directors but may not extend more than ten years from the grant date for options granted prior to August 2, 2006. On August 2, 2006 the Board of Directors approved a change to the Company’s stock option policy to shorten the contractual term from ten years to seven years for future grants. The options generally become exercisable over a four-year period. Canceled options become available for reissuance under the 2005 Plan.

The Company has also issued stock options under two discontinued plans (the 1993 and 1999 Plans). Stock options issued pursuant to the 1993 and 1999 Plans are still outstanding; however, unexercised options that are canceled upon termination of employment are not available for reissuance.

The Company’s determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. As stock-based compensation expense recognized in the consolidated statements of income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Option activity is summarized as follows:

	Available for Grant	Plan Options Outstanding		Weighted- Average Exercise Price per Share
		Incentive	Non-Qualified
	(in thousands, except per share data)
Service-based Stock Options
Balance, December 31, 2008	1,742	310	692	$31.39
Granted	(147)	—	147	52.80
Exercised	—	(138)	(181)	21.64
Canceled	80	(2)	(78)	45.50

Balance, December 31, 2009	1,675	170	580	$38.25

Performance-based Stock Options
Balance, December 31, 2008		—	30	$20.00
Exercised		—	(30)	20.00

Balance, December 31, 2009		—	—	$—

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except contractual term data and price)
Service-based Stock Options
Balance at December 31, 2009	750	$38.25	5.0	$27,786
Vested and expected to vest, December 31, 2009	722	$37.75	5.0	$27,105
Exercisable, December 31, 2009	394	$29.09	4.6	$18,186

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

Restricted stock activity for the year ended December 31, 2009 is summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
	(in thousands, except per share data)
Restricted Stock
Balance, December 31, 2008	4	$53.45
Granted	33	52.22
Vested	(2)	53.10
Forfeited	—	—

Balance, December 31, 2009	35	$52.35

The following table summarizes information regarding all stock option exercises for the years presented:

	Year ended December 31,
	2009	2008	2007
	(in thousands)
Proceeds from stock options exercised	$7,501	$6,156	$15,022
Tax benefits related to stock options exercised	3,620	2,647	10,813
Intrinsic value of stock options exercised	14,315	11,103	35,082

As of December 31, 2009, total compensation cost related to nonvested service-based stock options not yet recognized was $7.9 million, which is expected to be recognized over the next 28 months on a weighted-average basis.

The fair value of our service-based stock options was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2009	2008	2007
Expected life (in years)(1)	4.58	4.75	4.25-4.75
Expected volatility(2)	45.4%	43.8%	45.3%-46.6%
Risk-free interest rate(3)	1.7-2.0%	2.9-3.2%	4.0-4.7%
Dividend yield(4)	0.0%	0.0%	0.0%
Weighted-average fair value of options granted	$21.16	$23.85	$20.72

(1)	For the years ended December 31, 2008 and 2007, the expected option life was determined using the simplified method for estimating expected option life for service-based stock options. Beginning January 1, 2009, the Company believes that the use of the Company’s historical stock option exercise and post-vesting employment termination behavior provides a more accurate estimate of expected option life and, consequently, a better estimate of fair value of the Company’s stock options. Therefore, the expected life of the Company’s options granted during the year ended December 31, 2009 is based upon the Company’s historical stock option activity. This change in estimate did not have a material impact on the Company’s operating income, net income or net income per common share.

(2)	The Company’s stock had not been publicly traded prior to November 2006, therefore the Company did not have sufficient trading history on which to base its estimate of expected volatility. The expected volatility assumptions for the years ended December 31, 2008 and 2007 reflect a detailed evaluation of the stock prices of a peer group of public post-secondary education companies for a period equal to the expected life of the options, starting from the date they went public. Beginning on January 1, 2009, the Company believes that the use of Capella’s historical stock price provides a more accurate estimate of expected volatility and, consequently, a better estimate of fair value of the Company’s stock options. The Company considered the impact of implied volatility of the share price determined from the market prices of traded options, but determined it was unnecessary due to the low volume of publicly traded options and that publicly traded options do not include a variety of option terms to expiration that would allow the construction of a useful or accurate volatility curve. Therefore, the expected volatility assumption for the year ended December 31, 2009 is based upon the Company’s own historical stock price. This change in estimate did not have a material impact on the Company’s operating income, net income or net income per common share.

(3)	The risk-free interest rate assumption is based upon the U.S. Treasury zero coupon yield curve on the grant date for a maturity similar to the expected life of the options.

(4)	The dividend yield assumption is based on the Company’s history and expectation of regular dividend payments.

10. Income Taxes

The Company accounts for uncertainty in income taxes using a two-step approach for evaluating tax positions. Step one, recognition, occurs when the Company concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Step two, measurement, is only addressed if the position is more likely than not to be sustained. Under Step 2, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon ultimate settlement. As of December 31, 2009, the Company had $0.4 million of total gross unrecognized tax benefits. Of this total, $0.3 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect its effective income tax rate in future periods.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008	2007
	(in thousands)
Balance at January 1	$382	$314	$269
Additions based on tax positions related to the current year	—	—	—
Reductions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	122	68	125
Reductions for tax positions of prior years	—	—	(80)
Settlements	(68)	—	—
Reductions due to lapse of the applicable statute of limitations	(48)	—	—

Balance at December 31	$388	$382	$314

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Currently, no jurisdictions are under examination.

During 2009, the Company completed the income tax audit with the Internal Revenue Service (IRS) and in January 2010 the Company completed the employment tax audit with the IRS.

The Company continues to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company recognized $0.1 million, $0.1 million, and $21 thousand in interest and penalties related to uncertain tax positions in income tax expense during the years ended December 31, 2009, 2008 and 2007, respectively.

For federal purposes, the statute of limitations remains open on tax years 2006-2008. In addition, for federal purposes, tax year 2002 remains open to examination as a result of earlier net operating losses being utilized in recent years. The statute of limitations remains open on the earlier years for three years subsequent to the utilization of net operating losses. For state purposes, the statute of limitations remains open in a similar manner for states that have generated net operating losses.

The Company does not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months. In September 2009, the statute of limitations expired on federal issues related to tax years 2000-2001 and tax year 2005 with no material impact on the unrecognized tax benefits. In September 2010, the statute of limitations will expire on federal issues related to tax year 2006 with no material impact expected on the unrecognized tax benefits.

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

For the year ended December 31, 2007, the Company generated a federal net operating loss of approximately $4.5 million due to the large amount of stock option exercises that occurred in 2007. The

Company utilized this loss against taxable income for the year-ended December 31, 2008. There was no remaining federal net operating loss as of December 31, 2009 or 2008. At December 31, 2009, the Company had a net operating loss carryforward of approximately $2.1 million for state income tax purposes that is available to offset future taxable income. The state net operating loss carryforwards expire at various dates through 2028.

The components of income tax expense are as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Current:
Federal	$20,435	$15,109	$8,240
State	1,879	1,491	874
Deferred:
Federal	1,238	(1,273)	2,688
State	85	48	267

	$23,637	$15,375	$12,069

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2009	2008	2007
Statutory rate	35.0%	35.0%	35.0%
State income taxes	2.1	2.4	2.7
Non-deductible expense related to incentive stock options	0.2	0.7	1.2
Tax-exempt interest	(1.3)	(3.1)	(3.9)
Other	(0.4)	(0.2)	(0.4)

	35.6%	34.8%	34.6%

Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2009 and 2008, are as follows:

	As of December 31,
	2009	2008
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$74	$91
Accounts receivable	1,399	669
Goodwill	35	49
Accrued liabilities	1,862	3,345
Nonqualified stock options	2,172	1,791
Other	109	147

	5,651	6,092
Deferred tax liabilities:
Accumulated other comprehensive income	(786)	(332)
Property and equipment	(9,235)	(8,352)

	(10,021)	(8,684)

Net deferred tax liability	$(4,370)	$(2,592)

During 2009, 2008 and 2007, the Company recorded tax benefits of approximately $3.6 million, $2.6 million and $10.8 million directly to additional paid-in capital related to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options.

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

The Company performs periodic reviews of its compliance with the various applicable regulatory requirements. We have not been notified by any of the various regulatory agencies of any significant noncompliance matters that would adversely impact its ability to participate in Title IV programs, however, the Office of Inspector General (OIG) has conducted a compliance audit of Capella University. The audit commenced on April 10, 2006 and we subsequently provided the OIG with periodic information, responded to follow up inquiries and facilitated site visits and access to the Company’s records. The OIG completed its field work in January 2007 and the Company received a draft audit report on August 23, 2007. Capella University provided written comments on the Draft Report to the OIG on September 25, 2007. On March 7, 2008, the OIG’s final report was issued to the Acting Chief Operating Officer (COO) for Federal Student Aid (FSA), which is responsible for primary oversight of the Title IV funding programs. The Company responded to the final report on April 8, 2008. In 2009, the Company provided FSA staff with certain additional requested information for financial aid years 2002-2003 through 2006-2007. The FSA will subsequently issue final findings and requirements for Capella University. The FSA may take certain actions, including requiring that we refund certain federal student aid funds, requiring us to modify our Title IV administration procedures, and/or requiring us to pay fines or penalties.

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

Political and budgetary concerns significantly affect the Title IV Programs. Congress reauthorizes the HEA and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in August 2008. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of December 31, 2009, programs in which the Company’s learners participate are operative and sufficiently funded.

12. Other Employee Benefit Plans

The Company sponsors an employee retirement savings plan, which qualifies under Section 401(k) of the Internal Revenue Code (the Code). The plan provides eligible employees with an opportunity to make tax-deferred contributions into a long-term investment and savings program. All employees over the age of 18 are eligible to participate in the plan. The plan allows eligible employees to contribute up to 100% of their annual compensation. Contributions are subject to certain limitations. The plan allows the Company to consider making a discretionary contribution; however, there is no requirement that it do so. Effective July 1, 2006, the Company elected to match 100% on the first 2%, and 50% on the next 4%, of the employee contributions. Employer contributions and related expense were $2.9 million, $2.9 million, and $2.3 million for the years ended December 31, 2009, 2008, and 2007, respectively.

In 1999, the Company adopted a qualified ESOP in which the Company may contribute to its employees, at its discretion, common stock of the Company. Contributions vest over three years, except in the event of retirement, disability, or death, in which case the participants’ shares become fully vested and nonforfeitable. Prior to the initial public offering in November 2006, the Company had an obligation to repurchase, at fair market value determined by annual independent valuation, the allocated shares in the above events, as the shares were not readily tradable on an established securities market. The Company did not recognize any compensation expense in 2009, 2008 or 2007 related to the ESOP contributions.

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

In May 2005, the Company adopted the Capella Education Company Employee Stock Purchase Plan, referred to as the ESPP. The Company has reserved an aggregate of 0.5 million shares of its common stock for issuance under the ESPP. The ESPP permits eligible employees to utilize up to 10% of their compensation to purchase the Company’s common stock at price of no less than 85% of the fair market value per share of the Company’s common stock at the beginning or the end of the relevant offering period, whichever is less. The compensation committee of the Board of Directors will administer the ESPP. The Company had not implemented this plan as of December 31, 2009.

13. Quarterly Financial Summary (unaudited)

	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
2009
Revenues	$76,435	$80,096	$83,569	$94,543	$334,643
Operating income	12,188	14,254	14,544	22,936	63,922
Net income	8,336	9,540	9,783	15,010	42,669
Net income per common share
Basic	$0.50	$0.57	$0.59	$0.90	$2.55
Diluted	$0.49	$0.56	$0.57	$0.88	$2.51

	First	Second	Third	Fourth	Total
2008
Revenues	$65,251	$66,049	$65,239	$75,756	$272,295
Operating income	7,112	8,664	7,936	16,390	40,102
Net income	5,488	6,358	5,776	11,166	28,788
Net income per common share
Basic	$0.32	$0.38	$0.35	$0.67	$1.71
Diluted	$0.31	$0.37	$0.34	$0.66	$1.66

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009. In conducting its evaluation, our management used the criteria set forth by the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13-a15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Capella Education Company

We have audited Capella Education Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Capella Education Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Capella Education Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capella Education Company as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, of Capella Education Company and our report dated February 24, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Minneapolis, Minnesota

February 24, 2010

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2009. Except for those portions specifically incorporated in this Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007

Consolidated Statement of Shareholders’ Equity (Deficit) for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

Other schedules are omitted because they are not required.

(b)	Exhibits

Exhibit Number	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 11, 2006.

3.2	Second Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2008.

4.1	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 19, 2006.

10.1*	Capella Education Company 2005 Stock Incentive Plan as amended.	Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 3, 2005.

10.2*	Forms of Option Agreements for the Capella Education Company 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.

10.3*	Form of Restricted Stock Agreement for the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.4*	Form of Restricted Stock Unit Agreement (Employee) under the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2009.

10.5*	Form of Restricted Stock Unit Agreement (Non-Employee Director) under the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2009.

Exhibit Number	Description	Method of Filing

10.6*	Capella Education Company 1999 Stock Option Plan, as amended.	Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.7*	Form of Non-Statutory Stock Option Agreement (Director) for the Capella Education Company 1999 Stock Option Plan.	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.8*	Form of Non-Statutory Stock Option Agreement (Employee) for the Capella Education Company 1999 Stock Option Plan.	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.9*	Form of Incentive Stock Option Agreement for the Capella Education Company 1999 Stock Option Plan.	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.10*	Learning Ventures International, Inc. 1993 Stock Option Plan, as amended.	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.11*	Form of Option Agreement for the Learning Ventures International, Inc. 1993 Stock Option Plan.	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.12*	Capella Education Company Executive Severance Plan, as amended.	Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.13*	Capella Education Company Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 3, 2005.

10.14*	Confidentiality, Non-Competition and Inventions Agreement, dated as of April 16, 2001, by and between the Registrant and Michael J. Offerman.	Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.15*	Form of Confidentiality, Non-Competition and Inventions Agreement (executed by Scott M. Henkel).	Incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.16*	Offer Letter, dated as of November 10, 2003, by and between the Registrant and Michael J. Offerman.	Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.17*	Offer Letter, dated as of December 22, 2003, by and between the Registrant and Scott M. Henkel.	Incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.18*	Form of Nondisclosure Agreement (executed by Scott M. Henkel, Stephen G. Shank, Michael J. Offerman and Lois M. Martin).	Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.19	Office Lease, dated as of February 23, 2004, by and between the Registrant and 601 Second Avenue Limited Partnership.	Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.20	Memorandum of Lease, dated as of March 10, 2004, by and between the Registrant and 601 Second Avenue Limited Partnership.	Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

Exhibit Number	Description	Method of Filing

10.21*	Form of Performance Vesting Option Agreement (Annual Incentive Plan for Management Employees—2006) for the Capella Education Company 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.27 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.

10.22*	Offer Letter with addendum, dated October 20, 2004, by and between the Registrant and Lois M. Martin.	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.27*	Amendment to Confidentiality, Non-Competition and Inventions Agreement, dated June 16, 2005, by and between the Registrant and Michael J. Offerman.	Incorporated by reference to Exhibit 10.34 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.

10.28	First Amendment to Lease, dated as of May 16, 2006, by and between the Registrant and 601 Second Avenue Limited Partnership.	Incorporated by reference to Exhibit 10.36 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.

10.29	Letter Agreement, dated July 5, 2006, between the Registrant and ASB Minneapolis 225 Holdings, LLC	Incorporated by reference to Exhibit 10.37 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.

10.31	Second Amendment to Lease, dates as of March 17, 2008, by and between the Registrant and Minneapolis 225 Holdings, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2008.

10.32	Third Amendment to Lease, dates as of June 10, 2009, by and between the Registrant and Minneapolis 225 Holdings, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2009.

10.33*	Amendment No. 1 to Capella Education Company 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.42 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2006.

10.34*	Capella Education Company Senior Executive Severance Plan, as amended.	Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.35*	Capella Education Company Annual Incentive Bonus Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2008.

10.36*	Employment Agreement between Capella Education Company and J. Kevin Gilligan, dated January 20, 2009.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2009.

21	Subsidiaries of the Registrant.	Filed electronically.

23	Consent of Ernst & Young LLP.	Filed electronically.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

Exhibit Number	Description	Method of Filing

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

*	Management contract or compensatory plan or arrangement.

CAPELLA EDUCATION COMPANY

Schedule II—Valuation and Qualifying Accounts

Fiscal Years 2009, 2008 and 2007

	Beginning Balance	Additions Charged to Expense	Deductions		Ending Balance
	(In thousands)
Allowance accounts for the years ended:
December 31, 2009 Allowance for doubtful accounts	$1,419	$6,972	$(6,029	)(a)	$2,362
December 31, 2008 Allowance for doubtful accounts	$951	$5,225	$(4,757	)(a)	$1,419
December 31, 2007 Allowance for doubtful accounts	$1,119	$3,604	$(3,772	)(a)	$951

(a)	Write-off of accounts receivables.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPELLA EDUCATION COMPANY
(Registrant)

Date: February 23, 2010	/s/ J. KEVIN GILLIGAN
J. Kevin Gilligan
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/S/ J. KEVIN GILLIGAN J. Kevin Gilligan	Chairman and Chief Executive Officer (Principal Executive Officer)	February 23, 2010

/S/ LOIS M. MARTIN Lois M. Martin	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2010

/S/ AMY L. RONNEBERG Amy L. Ronneberg	Vice President and Controller (Principal Accounting Officer)	February 23, 2010

/S/ STEPHEN G. SHANK Stephen G. Shank	Director	February 23, 2010

/S/ MARK N. GREENE Mark N. Greene	Director	February 23, 2010

/S/ JODY G. MILLER Jody G. Miller	Director	February 23, 2010

/S/ JAMES A. MITCHELL James A. Mitchell	Director	February 23, 2010

/S/ ANDREW M. SLAVITT Andrew M. Slavitt	Director	February 23, 2010

/S/ DAVID W. SMITH David W. Smith	Director	February 23, 2010

/S/ JEFFREY W. TAYLOR Jeffrey W. Taylor	Director	February 23, 2010

/S/ SANDRA E. TAYLOR Sandra E. Taylor	Director	February 23, 2010

/S/ DARRELL R. TUKUA Darrell R. Tukua	Director	February 23, 2010