Form 10-Q
period 2010-03-31
CAPELLA EDUCATION CO
filed 2010-04-27
CIK 1104349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

The total number of shares of common stock outstanding as of April 23, 2010, was 16,770,399.

CAPELLA EDUCATION COMPANY

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CAPELLA EDUCATION COMPANY

Consolidated Balance Sheets

(In thousands, except par value)

	As of March 31, 2010	As of December 31, 2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$103,269	$102,405
Marketable securities	87,536	69,670
Accounts receivable, net of allowance of $2,400 at March 31, 2010 and $2,362 at December 31, 2009	12,128	12,691
Prepaid expenses and other current assets	6,831	6,564
Deferred income taxes	2,176	2,186

Total current assets	211,940	193,516
Property and equipment, net	39,640	37,984

Total assets	$251,580	$231,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,667	$5,027
Accrued liabilities	29,433	24,328
Income taxes payable	1,622	61
Deferred revenue	7,757	7,876

Total current liabilities	46,479	37,292
Deferred rent	3,077	2,952
Other liabilities	434	434
Deferred income taxes	6,691	6,556

Total liabilities	56,681	47,234

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares — 100,000 Issued and outstanding shares — 16,769 at March 31, 2010 and 16,763 at December 31, 2009	168	168
Additional paid-in capital	147,106	151,445
Accumulated other comprehensive income	1,143	1,333
Retained earnings	46,482	31,320

Total shareholders’ equity	194,899	184,266

Total liabilities and shareholders’ equity	$251,580	$231,500

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Income

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Revenues	$101,233	$76,435
Costs and expenses:
Instructional costs and services	37,875	31,082
Marketing and promotional	29,969	24,832
General and administrative	10,174	8,333

Total costs and expenses	78,018	64,247

Operating income	23,215	12,188
Other income, net	498	686

Income before income taxes	23,713	12,874
Income tax expense	8,551	4,538

Net income	$15,162	$8,336

Net income per common share:
Basic	$0.90	$0.50

Diluted	$0.89	$0.49

Weighted average number of common shares outstanding:
Basic	16,781	16,694

Diluted	17,046	17,046

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Operating activities
Net income	$15,162	$8,336
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	1,492	1,499
Depreciation and amortization	3,998	3,311
Amortization of investment premium	426	467
Asset impairment	1	9
Stock-based compensation	436	414
Excess tax benefits from stock-based compensation	(2,046)	(789)
Deferred income taxes	257	75
Changes in operating assets and liabilities:
Accounts receivable	(929)	(1,173)
Prepaid expenses and other current assets	(268)	(492)
Accounts payable and accrued liabilities	6,593	5,852
Income taxes payable	3,622	4,215
Deferred rent	125	1,401
Deferred revenue	(119)	487

Net cash provided by operating activities	28,750	23,612
Investing activities
Capital expenditures	(4,622)	(3,063)
Purchases of marketable securities	(18,593)	—

Net cash used in investing activities	(23,215)	(3,063)
Financing activities
Excess tax benefits from stock-based compensation	2,046	789
Net proceeds from exercise of stock options	2,695	1,651
Repurchase of common stock	(9,412)	(1,541)

Net cash provided by (used in) financing activities	(4,671)	899

Net increase in cash and cash equivalents	864	21,448
Cash and cash equivalents at beginning of period	102,405	31,225

Cash and cash equivalents at end of period	$103,269	$52,673

Supplemental disclosures of cash flow information
Income taxes paid	$4,671	$267

Noncash transactions:
Purchase of shares included in accrued liabilities	$—	$42

Purchase of equipment included in accounts payable and accrued liabilities	$2,168	$1,881

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of Business

Capella Education Company (the Company) was incorporated on December 27, 1991. Through its wholly-owned subsidiary, Capella University, the Company manages its business on the basis of one operating segment. Capella University is an online postsecondary education services company that offers a variety of bachelor’s, master’s and doctoral degree programs primarily delivered to working adults. Capella University is accredited by The Higher Learning Commission and is a member of the North Central Association of Colleges and Schools (NCA).

2. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company and Capella University, after elimination of all intercompany accounts and transactions.

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (2009 Annual Report on Form 10-K).

Marketable Securities

Management determines the appropriate designation of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s marketable securities were designated as available-for-sale as of March 31, 2010 and December 31, 2009.

Available-for-sale marketable securities are carried at fair value as determined by quoted market prices or other inputs that are either directly or indirectly observable in the marketplace for identical or similar assets, with unrealized gains and losses, net of tax, reported as a separate component of shareholders’ equity. Management reviews the fair value of the portfolio at least monthly, and evaluates individual securities with fair values below amortized cost at the balance sheet date. In order to determine whether an impairment is other than temporary, management must conclude whether they intend to sell the impaired security and whether it is more likely than not that they will be required to sell the security before the recovery of its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not they will be required to sell prior to recovery of its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of the other-than-temporary impairment related to a credit loss or impairments on securities that management has the intent to sell before recovery are recognized in earnings. The amount of the other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of shareholders’ equity in other comprehensive income or loss.

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

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

Subsequent Events

The Company has reviewed and evaluated subsequent events and transactions for material subsequent events through the date the financial statements are issued.

Comprehensive Income

Comprehensive income includes net income and all changes in the Company’s equity during a period from non-owner sources which consists exclusively of unrealized gains and losses on available-for-sale marketable securities, net of tax. Total comprehensive income was $15.0 million and $9.0 million for the three months ended March 31, 2010 and 2009, respectively.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, which is included in the Codification under ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). This update requires the disclosure of transfers between Level 1 and Level 2 of the fair value measurement hierarchy. The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and became effective for the Company’s interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or disclosures.

3. Net Income Per Common Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Dilutive shares are computed using the Treasury Stock method and include the incremental effect of shares that would be issued upon the assumed exercise of stock options and the vesting of restricted stock.

The table below is a reconciliation of the numerator and denominator in the basic and diluted net income per common share calculation.

	Three Months Ended March 31,
	2010	2009
	(in thousands, except per share data)
Numerator:
Net income	$15,162	$8,336
Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	16,781	16,694
Effect of dilutive stock options and restricted stock	265	352

Denominator for diluted net income per common share	17,046	17,046

Basic net income per common share	$0.90	$0.50
Diluted net income per common share	$0.89	$0.49

Options to purchase 0 and 0.3 million common shares were outstanding but not included in the computation of diluted net income per common share in the three months ended March 31, 2010 and 2009, respectively, because their effect would be antidilutive.

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

4. Marketable Securities

The following is a summary of available-for-sale securities:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Tax-exempt municipal securities	$85,718	$1,846	$(28)	$87,536

Total	$85,718	$1,846	$(28)	$87,536

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Tax-exempt municipal securities	$67,551	$2,119	$—	$69,670

Total	$67,551	$2,119	$—	$69,670

The unrealized gains and losses on the Company’s investments in municipal securities were caused by changes in market values primarily due to interest rate changes. All of the Company’s securities in an unrealized loss position as of March 31, 2010 had been in an unrealized loss position for less than twelve months. The Company intends to hold these securities until maturity and the possibility that the Company will be required to sell these securities prior to the recovery of their amortized cost basis is remote. Based on a review of all relevant information such as revised estimates of cash flows and specific conditions affecting the investment, the Company expects to recover the entire amortized cost basis of these securities. Therefore, there were no other-than-temporary impairment charges recorded during the quarter-ended March 31, 2010.

The remaining contractual maturities of the Company’s marketable securities are shown below:

	As of March 31, 2010	As of December 31, 2009

	(in thousands)
Due within one year	$6,790	$2,038
Due after one year through five years	62,322	47,827
Due after six through ten years	3,896	5,095
Due after ten years	14,528	14,710

	$87,536	$69,670

The Company recorded no sales of available-for-sale securities during the quarters ended March 31, 2010 and 2009.

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

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

When available, the Company uses quoted market prices to determine fair value, and such measurements are classified within Level 1. In some cases where market prices are not available, the Company makes use of observable market-based inputs to calculate fair value, in which case the measurements are classified within Level 2. Currently, the Company does not have any measurements that are classified within Level 3.

The following tables summarize certain fair value information for assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009:

		Fair Value Measurements as of March 31, 2010 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents
Cash	$355	$355	$—	$—
Money market funds	41,274	41,274	—	—
Variable rate demand notes	61,640	61,640	—	—

Total cash and cash equivalents	$103,269	$103,269	$—	$—

Marketable securities
Tax-exempt municipal securities	$87,536	$—	$87,536	$—

Total marketable securities	$87,536	$—	$87,536	$—

		Fair Value Measurements as of December 31, 2009 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents	$102,405	$102,405	$—	$—

Tax-exempt municipal securities	$69,670	$—	$69,670	$—

The Company measures cash and cash equivalents at fair value primarily using real-time quotes for transactions in active exchange markets involving identical assets. The variable rate demand notes contain a feature allowing the Company to require payment by the issuer on a daily or weekly basis. As a result, these securities are highly liquid and are classified as cash and cash equivalents. The Company’s marketable securities are classified within Level 2 and are valued using readily available pricing sources for comparable instruments utilizing market observable inputs. The Company does not hold securities in inactive markets. The Company did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2010.

As of March 31, 2010 and December 31, 2009, the Company did not have any liabilities that were required to be measured at fair value on a recurring basis.

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

5. Accrued Liabilities

Accrued liabilities consist of the following:

	As of March 31, 2010	As of December 31, 2009
	(in thousands)
Accrued compensation and benefits	$8,979	$10,013
Accrued instructional	5,753	2,817
Accrued vacation	2,081	1,571
Customer deposits	1,158	779
Other	11,462	9,148

	$29,433	$24,328

“Other” in the table above consists primarily of vendor invoices accrued in the normal course of business.

6. Commitments and Contingencies

Leasehold Agreements

The Company leases its office facilities and certain office equipment under various noncancelable operating leases and has contractual obligations related to certain software license agreements. Future minimum lease commitments under the leases as of March 31, 2010, are as follows:

Operating
(in thousands)
2010	$3,927
2011	5,589
2012	5,778
2013	5,426
2014	5,578
2015 and thereafter	4,765

Total	$31,063

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

Line of Credit

The Company maintains a $10.0 million unsecured line of credit with Wells Fargo Bank. The line of credit expires on June 30, 2010. The Company expects the line of credit will be renewed upon expiration. There were no borrowings under this line of credit as of and during the quarter ended March 31, 2010 or year ended December 31, 2009. A letter of credit in the amount of $1.4 million, which expires on July 31, 2010, was issued under the $10.0 million unsecured line of credit in favor of the Department of Education in connection with its annual review of student lending activities.

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

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

7. Common Stock

In 2008, the Company commenced and completed a $50.0 million share repurchase program. In July 2008, the Company announced that its Board of Directors had authorized the Company to repurchase up to an additional $60.0 million of shares of common stock with no expiration date. As of March 31, 2010, the Company had repurchased 0.5 million shares under this program for total consideration of $32.4 million.

The Company repurchased 0.1 million shares for total consideration of $9.4 million during the quarter-ended March 31, 2010 and 32 thousand shares for a total consideration of $1.5 million during the quarter-ended March 31, 2009.

8. Stock-Based Compensation

The table below reflects the Company’s stock-based compensation expense recognized in the consolidated statements of income for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Instructional costs and services	$124	$124
Marketing and promotional	44	84
General and administrative	268	206

Stock-based compensation expense included in operating income	436	414
Tax benefit	175	135

Stock-based compensation expense, net of tax	$261	$279

9. Regulatory Supervision and Oversight

Capella University is subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act (HEA) and the regulations promulgated thereunder by the U.S. Department of Education (DOE) subject Capella University to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy to participate in the various types of federal learner financial assistance under Title IV Programs.

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

The Company performs periodic reviews and self audits of its compliance with the various applicable regulatory requirements. The Company has not been notified by any of the various regulatory agencies of any significant noncompliance matters that would adversely impact its ability to participate in Title IV programs, however, the Office of Inspector General (OIG) has conducted a compliance audit of Capella University. The audit commenced on April 10, 2006 and we subsequently provided the OIG with periodic information, responded to follow up inquiries and facilitated site visits and provided access to the Company’s records. The OIG completed its field work in January 2007 and the Company received a draft audit report on August 23, 2007. Capella University provided written comments on the Draft Report to the OIG on September 25, 2007. On March 7, 2008, the OIG’s final report was issued to the Acting Chief Operating Officer (COO) for Federal Student Aid (FSA), which is responsible for primary oversight of the Title IV funding programs. The Company responded to the final report on April 8, 2008. In 2009, the Company provided FSA staff with certain additional requested information for financial aid years 2002-2003 through 2006-2007. The FSA will subsequently issue final findings and requirements for Capella University. The FSA may take certain actions, including requiring that we refund certain federal student aid funds, requiring us to modify our Title IV administration procedures, and/or requiring us to pay fines or penalties.

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

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

Political and budgetary concerns significantly affect the Title IV Programs. Congress reauthorizes the HEA and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in August 2008. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of March 31, 2010, programs in which the Company’s learners participate are operative and sufficiently funded.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as updated in our subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this or other reports on Form 10-Q. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC.

Overview

Background

We are an exclusively online post-secondary education services company. Our wholly owned subsidiary, Capella University, is a regionally accredited university that offers a variety of undergraduate and graduate degree programs primarily for working adults.

We were founded in 1991, and in 1993 we established our wholly owned university subsidiary, then named The Graduate School of America, to offer doctoral and master’s degrees through distance learning programs in management, education, human services and interdisciplinary studies. In 1995, we launched our online format for delivery of our doctoral and master’s degree programs over the Internet. In 1997, our university subsidiary received accreditation from the North Central Association of Colleges and Schools (later renamed The Higher Learning Commission of the North Central Association of Colleges and Schools). In 1998, we began the expansion of our original portfolio of academic programs by introducing doctoral and master’s degrees in psychology and a master of business administration degree. In 1999, to expand the reach of our brand in anticipation of moving into the bachelor’s degree market, we changed our name to Capella Education Company and the name of our university to Capella University. In 2000, we introduced our bachelor’s degree completion program in information technology, which provided instruction for the last two years of a four-year bachelor’s degree. In 2001, we introduced our bachelor’s degree completion program in business. In 2004, we introduced our four-year bachelor’s degree programs in business and information technology. In May 2009, we launched the School of Public Service Leadership. At March 31, 2010, we offered over 1,250 courses and 39 degree programs with 129 specializations at the undergraduate and graduate levels to more than 37,000 learners.

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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. During the three months ended March 31, 2010, there have been no significant changes in our critical accounting policies.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the three months ended March 31, 2010:

	Three Months Ended March 31,
	$ (in thousands)		$ Change	% Change	% of Revenue
	2010	2009	2010 vs. 2009		2010	2009	2010 vs. 2009
Revenues	$101,233	$76,435	$24,798	32.4%	100%	100%	0.0%
Costs and expenses:
Instructional costs and services	37,875	31,082	6,793	21.9	37.4	40.7	(3.3)
Marketing and promotional	29,969	24,832	5,137	20.7	29.6	32.5	(2.9)
General and administrative	10,174	8,333	1,841	22.1	10.1	10.9	(0.8)

Total costs and expenses	78,018	64,247	13,771	21.4	77.1	84.1	(7.0)

Operating income	23,215	12,188	11,027	90.5	22.9	15.9	7.0
Other income, net	498	686	(188)	(27.4)	0.5	0.9	(0.4)

Income before income taxes	23,713	12,874	10,839	84.2	23.4	16.8	6.6
Income tax expense	8,551	4,538	4,013	88.4	8.4	5.9	2.5

Effective Tax Rate	36.1%	35.2%
Net income	$15,162	$8,336	$6,826	81.9%	15.0%	10.9%	4.1%

Revenues. The increase in revenues compared to the same quarter in the prior year is primarily driven by 31.9 percentage points from increased enrollments and 3.9 percentage points from the impact of pricing increases, offset by a 3.4 percentage point decrease from a larger proportion of master’s and bachelor’s learners, who generated less revenue per learner than our doctoral learners. Similar to our historical trends, we expect a continued slight shift in enrollments from doctoral to master’s and bachelor’s. End-of-period enrollment increased 32.1% at March 31, 2010 compared to March 31, 2009.

Instructional costs and services expenses. Our instructional costs and services expenses increased compared to the same quarter in the prior year primarily due to our ongoing investment in faculty, including increased total faculty compensation to support higher enrollments and an increase in taxes and benefits as a result of the transition of our adjunct faculty from independent contractors to employees. There was also an increase in depreciation and amortization as a result of increased capital projects in 2009 and 2010 related to the learner experience and learning outcomes, and increased information technology expenses and strategic investments focused on our faculty and the learner experience.

Our instructional costs and services expenses as a percentage of revenues decreased primarily due to scale of fixed costs and productivity gains across our core faculty, financial aid and academic administration departments, lower facilities expenses as a result of our fixed costs and the consolidation of our employees to one location in 2009, and lower colloquia costs as a result of a year-over-year decrease in colloquia revenue. These improvements were partially offset by an increase in our estimated bonus expense and strategic investments focused on improving our faculty engagement and the learner experience.

Marketing and promotional expenses. Our marketing and promotional expenses increased compared to the same quarter in the prior year, primarily driven by an increase in core marketing efforts and brand advertising, focused on improving conversion rates and new enrollment growth and an increase in investments in our enrollment operations.

Our marketing and promotional expenses as a percentage of revenues decreased compared to prior year primarily driven by strong revenue growth. Also contributing to the improvement were efficiency gains in enrollment operations and decreased inquiry spending as a percentage of revenue, particularly in online sources, while experiencing strong conversion rates.

General and administrative expenses. Our general and administrative expenses increased compared to the same quarter in the prior year primarily due to increased spending on new business development, an increase in estimated bonus expense, and an increase in strategic investments focused on portfolio management.

Our general and administrative expenses as a percentage of revenues decreased over prior year primarily attributable to lower bad debt expense and scale in corporate functions, which resulted from minimal headcount additions, as well as lower legal fees. These areas of leverage were partially offset by increased new business development expenses and an increase in estimated bonus expense.

Other income, net. Other income, net, decreased compared to the same quarter in the prior year principally due to a decrease in interest income levels as a result of lower interest rates during 2010 compared to 2009, partially offset by a higher average cash, cash equivalents and marketable securities balance.

Income tax expense. Our effective tax rate increased compared to the same quarter in the prior year primarily due to an increase in pre-tax book income and a decrease in the favorable impact of tax-exempt interest.

Net income. Net income increased due to the factors discussed above.

Liquidity and Capital Resources

Liquidity

We financed our operating activities and capital expenditures during the three months ended March 31, 2010 and 2009 through cash provided by operating activities. Our cash, cash equivalents and marketable securities were $190.8 million and $172.1 million at March 31, 2010 and December 31, 2009, respectively. Our cash, cash equivalents and marketable securities increased primarily due to strong cash flow from operations during the three months ended March 31, 2010.

We maintain a $10.0 million unsecured line of credit with Wells Fargo Bank. The line of credit expires on June 30, 2010. There have been no borrowings under this line of credit as of March 31, 2010 or December 31, 2009. A letter of credit in the amount of $1.4 million, which expires on July 31, 2010, was issued under the $10.0 million unsecured line of credit in favor of the Department of Education in connection with its annual review of student lending activities.

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

Based on our current level of operations and anticipated growth, we believe that our cash flow from operations and other sources of liquidity, including cash, cash equivalents and marketable securities, will provide adequate funds for ongoing operations and planned capital expenditures for the foreseeable future. If needed, to fund our operations or to fund strategic investments, we also believe that we could further supplement our liquidity position within the capital markets.

Operating Activities

Net cash provided by operating activities was $28.8 million and $23.6 million for the three months ended March 31, 2010 and 2009, respectively. The increase from 2009 to 2010 was primarily due to a $6.8 million increase in net income. This increase was partially offset by a $1.3 million increase in excess tax benefits from stock-based compensation as a result of increased stock option exercises at a higher average market value in 2010 and a $1.3 million lower increase in deferred rent as a result of the expansion to the Capella Tower lease agreement in 2009.

Investing Activities

Our cash used in investing activities is primarily related to the purchase of investments in marketable securities and property and equipment. Net cash used in investing activities was $23.2 million and $3.1 million for the three months ended March 31, 2010 and 2009, respectively. Investments in marketable securities consist primarily of purchases, sales and maturities of tax-exempt municipal securities. Net purchases of these securities were $18.6 million during the three months ended March 31, 2010. There were no sales or purchases of these securities during the three months ended March 31, 2009.

We believe that the credit quality and liquidity of our investment portfolio is strong. Due to current market conditions, the unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply/demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity. But even with this approach, we may incur investment losses as a result of unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to these unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Capital expenditures were $4.6 million and $3.1 million for the three months ended March 31, 2010 and 2009, respectively. The increase in 2010 from 2009 was primarily due to the build-out of office space under the Capella Tower lease and capital projects focused on improving processes around learner financing, faculty and investments in our internal and external reporting and analytical tools.

We lease all of our facilities. We expect to make future payments on existing leases from cash generated from operations.

Financing Activities

Net cash used in financing activities was $4.7 million for the three months ended March 31, 2010 and net cash provided by financing activities was $0.9 million for the three months ended March 31, 2009. Financing activities during the three months ended March 31, 2010 were related to the repurchase of common stock in the amount of $9.4 million, partially offset by $2.7 million in proceeds from stock option exercises and $2.0 million in excess tax benefits from stock option exercises.

Financing activities during the three months ended March 31, 2009 were primarily related to $1.7 million in proceeds from stock option exercises and $0.8 million in excess tax benefits from stock option exercises, partially offset by the repurchase of common stock in the amount of $1.5 million.

Regulation and Oversight

We perform periodic reviews and self audits of our compliance with the various applicable regulatory requirements. We have not been notified by any of the various regulatory agencies of any significant noncompliance matters that would adversely impact our ability to participate in Title IV programs, however, the Office of Inspector General (OIG) has conducted a compliance audit of Capella University for the three financial aid years 2002-2003 through 2004-2005. The audit commenced on April 10, 2006 and we subsequently provided the OIG with periodic information, responded to follow up inquiries and facilitated site visits and access to the Company’s records. The OIG completed its field work in January 2007 and the Company received a draft audit report on August 23, 2007. Capella University provided written comments on the draft audit report to the OIG on September 25, 2007. On March 7, 2008, the OIG’s final report was issued to the Acting Chief Operating Officer (COO) for Federal Student Aid (FSA), which is responsible for primary oversight of the Title IV funding programs. We responded to the final report on April 8, 2008. In 2009, we provided FSA staff with certain requested information for financial aid years 2002-2003 through 2006-2007. The FSA will subsequently issue final findings and requirements for Capella University. The FSA may take certain actions, including requiring that we refund certain federal student aid funds, requiring us to modify our Title IV administration procedures, and/or requiring us to pay fines or penalties.

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

Market Risk

We have no derivative financial instruments or derivative commodity instruments. We believe the risk related to cash equivalents and marketable securities is limited due to the adherence to our investment policy, which focuses on capital preservation and liquidity. In addition, all investments must have a minimum Standard & Poor’s rating of A minus (or equivalent). All of our cash equivalents and marketable securities as of March 31, 2010 and December 31, 2009 were rated A minus or higher. In addition, we utilize money managers who conduct initial and ongoing credit analysis on our investment portfolio to monitor and minimize the potential impact of market risk associated with our cash, cash equivalents and marketable securities. Despite the investment risk mitigation strategies we employ, we may incur investment losses as a result of unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. In addition, unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Interest Rate Risk

We manage interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At March 31, 2010, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures were effective, as of March 31, 2010, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Other than with respect to the risk factors below, there have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009.

We add the following disclosure in “Risk Factors — Risks Related to Our Business.”

If we fail to maintain adequate systems and processes to detect and prevent fraudulent activity in student enrollment and financial aid, our business could be adversely impacted.

As we continue to grow, we are susceptible to an increased risk of fraudulent activity by outside parties with respect to student enrollment and student financial aid programs. While we believe past incidents of fraudulent activity have been relatively isolated, we cannot be certain that our systems and processes will always be adequate in the face of increasingly sophisticated and ever-changing fraud schemes. The potential for outside parties to perpetrate fraud in connection with the award and disbursement of Title IV program funds, including as a result of identity theft, may be heightened due to our nature as an online education provider. We must maintain systems and processes to identify and prevent fraudulent applications for enrollment and financial aid.

The Department of Education requires institutions that participate in Title IV programs to refer to the Office of the Inspector General of the Department of Education any credible information indicating that any applicant, employee, third-party servicer, or agent of the institution that acts in a capacity that involves administration of the Title IV programs has been engaged in any fraud or other illegal conduct involving Title IV programs. If the systems and processes that we have established to detect and prevent fraud are inadequate, the Department of Education may find that we do not satisfy its “administrative capability” requirements. This could result in our being limited in our access to, or our losing, Title IV program funding, which would adversely affect our enrollment, revenues and results of operations. In addition, our ability to participate in Title IV programs is conditioned on our maintaining accreditation by an accrediting agency that is recognized by the Secretary of Education. Any significant failure to adequately detect fraudulent activity related to student enrollment and financial aid could cause us to fail to meet our accrediting agencies’ standards. Furthermore, under the HEA, accrediting agencies that evaluate institutions that offer distance learning programs, as we do, must require such institutions to have processes through which the institution establishes that a student who registers for a distance education program is the same student who participates in and receives credit for the program. Failure to meet our accrediting agencies’ standards could result in the loss of accreditation at the discretion of our accrediting agencies, which could result in a loss of our eligibility to participate in Title IV programs and would adversely affect our business, financial condition, results of operations and cash flows.

If we do not prevail in the patent infringement litigation initiated by Digital-Vending Services International Inc., we could incur significant monetary expense.

On March 3, 2008, we were one of three parties named in a complaint filed by Digital-Vending Services International Inc. in the U.S. District Court for the Eastern District of Texas. The complaint alleges that we and the other defendants have infringed and are infringing various patents relating to managing courseware in a shared use operating environment. We filed an answer to the complaint, in which we denied that Digital-Vending Services International’s patents were duly and lawfully issued, and asserted defenses of non-infringement and patent invalidity, among others. We also asserted a counterclaim seeking a declaratory judgment that the patents are invalid, unenforceable, and not infringed by us. The Court has granted a motion to transfer the case to the Eastern District of Virginia. Discovery in the case is ongoing, and a scheduling order has been issued with a trial date set for November 1, 2010. If we do not prevail in this litigation matter, we could be required to change the way we manage our courseware and we could incur significant monetary expense, either of which could adversely affect our business, financial condition, results of operations and cash flows.

In addition, we revise the risk factor captioned “We may not be able to sustain our recent growth or profitability, and we may not be able to manage future growth effectively,” with the following disclosure.

We may not be able to sustain our recent revenue and enrollment growth rates or our operating margin growth rate, and we may not be able to manage future growth effectively.

Our ability to sustain our current rate of growth or profitability depends on a number of factors, including but not limited to our ability to obtain and maintain regulatory approvals and accreditations; our ability to attract and retain students, including to maintain efficiencies in our processes to enroll prospective students; our ability to control expenditures and maintain operating margin expansion; our ability to recruit and retain high quality academic and administrative personnel; and competitive factors. If we do not sustain our growth rate in the bachelor’s degree program, in particular, or fail to transition students to our advanced degree programs, our business could be adversely affected. In addition, growth may place a significant strain on our resources and increase demands on our management information and reporting systems, financial management controls, and personnel, which could adversely affect our business, financial condition, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended March 31, 2010, the Company used $9.4 million to repurchase shares of common stock under its repurchase program.(1) The Company’s remaining authorization for common stock repurchases was $27.6 million at March 31, 2010.

A summary of the Company’s share repurchases during the quarter is set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
1/1/2010 to 1/31/2010	—	$—	—	$36,991,082
2/1/2010 to 2/28/2010	48,547	$82.91	48,547	$32,966,012
3/1/2010 to 3/31/2010	63,352	$84.96	63,352	$27,583,457

Total	111,899	$84.07	111,899	$27,583,457

(1)	The Company’s repurchase program was announced in July 2008 for repurchases up to an aggregate amount of $60.0 million in value of common stock with no expiration date. As of March 31, 2010, we had purchased 0.5 million shares under this program at an average price of $59.53 totaling $32.4 million. Cash spent on the purchase of shares during the three months ended March 31, 2010 totaled $9.4 million.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Number	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 11, 2006.

3.2	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2006.

4.1	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 19, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPELLA EDUCATION COMPANY

/s/ J. KEVIN GILLIGAN	April 27, 2010
J. Kevin Gilligan
Chief Executive Officer
(Principal Executive Officer)

/s/ LOIS M. MARTIN	April 27, 2010
Lois M. Martin
Senior Vice President and Chief
Financial Officer (Principal Financial Officer)