Form 10-Q
period 2010-06-30
CAPELLA EDUCATION CO
filed 2010-07-27
CIK 1104349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

The total number of shares of common stock outstanding as of July 22, 2010, was 16,746,640.

CAPELLA EDUCATION COMPANY

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CAPELLA EDUCATION COMPANY

Consolidated Balance Sheets

(In thousands, except par value)

	As of June 30, 2010	As of December 31, 2009
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$97,499	$102,405
Marketable securities	94,795	69,670
Accounts receivable, net of allowance of $2,907 at June 30, 2010 and $2,362 at December 31, 2009	12,953	12,691
Prepaid expenses and other current assets	9,607	6,564
Deferred income taxes	2,156	2,186

Total current assets	217,010	193,516
Property and equipment, net	44,150	37,984

Total assets	$261,160	$231,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,634	$5,027
Accrued liabilities	28,969	24,328
Income taxes payable	0	61
Deferred revenue	8,028	7,876

Total current liabilities	44,631	37,292
Deferred rent	3,059	2,952
Other liabilities	434	434
Deferred income taxes	6,555	6,556

Total liabilities	54,679	47,234

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares — 100,000
Issued and outstanding shares — 16,753 at June 30, 2010 and 16,763 at December 31, 2009	168	168
Additional paid-in capital	144,063	151,445
Accumulated other comprehensive income	1,194	1,333
Retained earnings	61,056	31,320

Total shareholders’ equity	206,481	184,266

Total liabilities and shareholders’ equity	$261,160	$231,500

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Income

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)
Revenues	$105,157	$80,096	$206,390	$156,531
Costs and expenses:
Instructional costs and services	41,286	33,550	79,161	64,632
Marketing and promotional	28,586	23,573	58,555	48,405
General and administrative	12,803	8,719	22,977	17,052

Total costs and expenses	82,675	65,842	160,693	130,089

Operating income	22,482	14,254	45,697	26,442
Other income	528	702	1,026	1,388

Income before income taxes	23,010	14,956	46,723	27,830
Income tax expense	8,436	5,416	16,987	9,954

Net income	$14,574	$9,540	$29,736	$17,876

Net income per common share:
Basic	$0.87	$0.57	$1.77	$1.07

Diluted	$0.86	$0.56	$1.75	$1.05

Weighted average number of common shares outstanding:
Basic	16,771	16,708	16,776	16,701

Diluted	17,010	17,045	17,029	17,046

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
Operating activities
Net income	$29,736	$17,876
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	3,577	3,277
Depreciation and amortization	8,647	6,866
Amortization of investment premium	916	891
Stock-based compensation	1,366	1,541
Excess tax benefits from stock-based compensation	(2,872)	(1,154)
Deferred income taxes	111	(173)
Changes in operating assets and liabilities:
Accounts receivable	(3,839)	(3,668)
Prepaid expenses and other current assets	(427)	(1,179)
Accounts payable and accrued liabilities	6,020	7,349
Deferred rent	107	1,493
Deferred revenue	152	(1,041)

Net cash provided by operating activities	43,494	32,078
Investing activities
Capital expenditures	(14,039)	(7,955)
Purchases of marketable securities	(26,262)	0
Maturities of marketable securities	0	6,410

Net cash used in investing activities	(40,301)	(1,545)
Financing activities
Excess tax benefits from stock-based compensation	2,872	1,154
Net proceeds from exercise of stock options	4,018	2,637
Repurchase of common stock	(14,989)	(4,655)

Net cash used in financing activities	(8,099)	(864)

Net increase (decrease) in cash and cash equivalents	(4,906)	29,669
Cash and cash equivalents at beginning of period	102,405	31,225

Cash and cash equivalents at end of period	$97,499	$60,894

Supplemental disclosures of cash flow information
Income taxes paid	$16,618	$10,188

Noncash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$1,908	$1,151

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

Marketable Securities

Management determines the appropriate designation of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s marketable securities were designated as available-for-sale as of June 30, 2010 and December 31, 2009.

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

Subsequent Events

The Company has evaluated events and transactions that occurred during the period subsequent to the balance sheet date. There have been no subsequent events that require recognition or disclosure in the financial statements.

Comprehensive Income

Comprehensive income includes net income and all changes in the Company’s equity during a period from non-owner sources which consists exclusively of unrealized gains and losses on available-for-sale marketable securities, net of tax. Total comprehensive income was $29.6 million and $18.4 million for the six months ended June 30, 2010 and 2009, respectively.

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

The table below is a reconciliation of the numerator and denominator in the basic and diluted net income per common share calculation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Numerator:
Net income	$14,574	$9,540	$29,736	$17,876
Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	16,771	16,708	16,776	16,701
Effect of dilutive stock options and restricted stock	239	337	253	345

Denominator for diluted net income per common share	17,010	17,045	17,029	17,046

Basic net income per common share	$0.87	$0.57	$1.77	$1.07

Diluted net income per common share	$0.86	$0.56	$1.75	$1.05

Options to purchase 0.1 and 0.3 million common shares were outstanding but not included in the computation of diluted net income per common share in the three months ended June 30, 2010 and 2009, respectively, because their effect would be antidilutive. Options to purchase 0 and 0.3 million common shares, respectively, were outstanding but not included in the computation of diluted net income per share in the six months ended June 30, 2010 and 2009, respectively, because their effect would be antidilutive.

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

4. Marketable Securities

The following is a summary of available-for-sale securities:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Tax-exempt municipal securities	$92,896	$1,905	$(6)	$94,795

Total	$92,896	$1,905	$(6)	$94,795

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Tax-exempt municipal securities	$67,551	$2,119	$0	$69,670

Total	$67,551	$2,119	$0	$69,670

The unrealized gains and losses on the Company’s investments in municipal securities were caused by changes in market values primarily due to interest rate changes. All of the Company’s securities in an unrealized loss position as of June 30, 2010 had been in an unrealized loss position for less than twelve months. The Company intends to hold these securities until maturity and the possibility that the Company will be required to sell these securities prior to the recovery of their amortized cost basis is remote. Based on a review of all relevant information such as revised estimates of cash flows and specific conditions affecting the investment, the Company expects to recover the entire amortized cost basis of these securities. Therefore, there were no other-than-temporary impairment charges recorded during the first half of 2010 or 2009.

The remaining contractual maturities of the Company’s marketable securities are shown below:

	As of June 30, 2010	As of December 31, 2009
	(in thousands)
Due within one year	$17,376	$2,038
Due after one year through five years	59,129	47,827
Due after six through ten years	3,868	5,095
Due after ten years	14,422	14,710

	$94,795	$69,670

The Company recorded no sales of available-for-sale securities or realized gains or losses during the three or six months ended June 30, 2010 and 2009.

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

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

The following tables summarize certain fair value information for assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

		Fair Value Measurements as of June 30, 2010 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents
Money market funds	$42,304	$42,304	$0	$0
Variable rate demand notes	55,195	55,195	0	0

Total cash and cash equivalents	$97,499	$97,499	$0	$0

Marketable securities
Tax-exempt municipal securities	$94,795	$0	$94,795	$0

Total marketable securities	$94,795	$0	$94,795	$0

		Fair Value Measurements as of December 31, 2009 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents	$102,405	$102,405	$0	$0

Tax-exempt municipal securities	$69,670	$0	$69,670	$0

The Company measures cash and cash equivalents at fair value primarily using real-time quotes for transactions in active exchange markets involving identical assets. The variable rate demand notes contain a feature allowing the Company to require payment by the issuer on a daily or weekly basis. As a result, these securities are highly liquid and are classified as cash and cash equivalents. The Company’s marketable securities are classified within Level 2 and are valued using readily available pricing sources for comparable instruments utilizing market observable inputs. The Company does not hold securities in inactive markets. The Company did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the first half of 2010.

As of June 30, 2010 and December 31, 2009, the Company did not have any liabilities that were required to be measured at fair value on a recurring basis.

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

5. Accrued Liabilities

Accrued liabilities consist of the following:

	As of June 30, 2010	As of December 31, 2009
	(in thousands)
Accrued compensation and benefits	$8,947	$10,013
Accrued instructional	4,748	2,817
Accrued vacation	2,484	1,571
Customer deposits	1,396	779
Other	11,394	9,148

	$28,969	$24,328

“Other” in the table above consists primarily of vendor invoices accrued in the normal course of business.

6. Commitments and Contingencies

Leasehold Agreements

The Company leases its office facilities and certain office equipment under various noncancelable operating leases and has contractual obligations related to certain software license agreements. Future minimum lease commitments under the leases as of June 30, 2010, are as follows:

Operating
(in thousands)
2010	$2,393
2011	6,017
2012	6,838
2013	6,729
2014	6,920
2015 and thereafter	5,912

Total	$34,809

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

Line of Credit

The Company maintains a $10.0 million unsecured line of credit with Wells Fargo Bank. The line of credit expired on June 30, 2010 and was renewed through July 31, 2011. There were no borrowings under this line of credit as of and for the six months ended June 30, 2010 or as of and for the year ended December 31, 2009. A letter of credit in the amount of $1.6 million, which expires on July 31, 2011, was issued under the $10.0 million unsecured line of credit in favor of the Department of Education in connection with its annual review of student lending activities.

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

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

7. Common Stock

In July 2008, the Company announced that its Board of Directors had authorized the Company to repurchase up to $60.0 million of shares of common stock with no expiration date. As of June 30, 2010, the Company had repurchased 0.6 million shares under this program for total consideration of $38.4 million.

The Company repurchased 0.2 million shares for total consideration of $15.3 million during the six months ended June 30, 2010 and 0.1 million shares for a total consideration of $4.7 million during the six months ended June 30, 2009. Cash spent during the six months ended June 30, 2010 on the purchase of shares totaled $15.0 million. The amount of cash expended excludes $0.3 million for shares purchased prior to quarter end, but due to timing, the cash payments for these purchases were made after June 30, 2010.

8. Stock-Based Compensation

The table below reflects the Company’s stock-based compensation expense recognized in the consolidated statements of income for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Instructional costs and services	$275	$308	$399	$432
Marketing and promotional	117	124	161	208
General and administrative	538	695	806	901

Stock-based compensation expense included in operating income	930	1,127	1,366	1,541
Tax benefit	336	353	511	488

Stock-based compensation expense, net of tax	$594	$774	$855	$1,053

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

The Company performs periodic reviews and self audits of its compliance with the various applicable regulatory requirements. The Company has not been notified by any of the various regulatory agencies of any significant noncompliance matters that would adversely impact its ability to participate in Title IV programs, however, the Office of Inspector General (OIG) has conducted a compliance audit of Capella University. The audit commenced on April 10, 2006 and we subsequently provided the OIG with periodic information, responded to follow up inquiries and facilitated site visits and provided access to Capella University’s records. The OIG completed its field work in January 2007 and Capella University received a draft audit report on August 23, 2007. Capella University provided written comments on the Draft Report to the OIG on September 25, 2007. On March 7, 2008, the OIG’s final report was issued to the Acting Chief Operating Officer (COO) for Federal Student Aid (FSA), which is responsible for primary oversight of the Title IV funding programs. Capella University responded to the final report on April 8, 2008. In 2009, Capella University provided FSA staff with certain additional requested information for financial aid years 2002-2003 through 2006-2007. The FSA will subsequently issue final findings and requirements for Capella University. The FSA may take certain actions, including requiring that we refund certain federal student aid funds, requiring us to modify our Title IV administration procedures, and/or requiring us to pay fines or penalties.

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

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

Political and budgetary concerns significantly affect the Title IV Programs. Congress reauthorizes the HEA and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in August 2008. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of June 30, 2010, programs in which the Company’s learners participate are operative and sufficiently funded.

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

We were founded in 1991, and in 1993 we established our wholly owned university subsidiary, then named The Graduate School of America, to offer doctoral and master’s degrees through distance learning programs in management, education, human services and interdisciplinary studies. In 1995, we launched our online format for delivery of our doctoral and master’s degree programs over the Internet. In 1997, our university subsidiary received accreditation from the North Central Association of Colleges and Schools (later renamed The Higher Learning Commission of the North Central Association of Colleges and Schools). In 1998, we began the expansion of our original portfolio of academic programs by introducing doctoral and master’s degrees in psychology and a master of business administration degree. In 1999, to expand the reach of our brand in anticipation of moving into the bachelor’s degree market, we changed our name to Capella Education Company and the name of our university to Capella University. In 2000, we introduced our bachelor’s degree completion program in information technology, which provided instruction for the last two years of a four-year bachelor’s degree. In 2001, we introduced our bachelor’s degree completion program in business. In 2004, we introduced our four-year bachelor’s degree programs in business and information technology. In May 2009, we launched the School of Public Service Leadership. At June 30, 2010, we offered over 1,250 courses and 42 degree programs with 137 specializations at the undergraduate and graduate levels to more than 38,000 learners.

In November 2006, we completed an initial public offering of our common stock. In May 2007, we completed a follow-on offering of our common stock. We implemented an enterprise resource planning (ERP) system from 2006 through 2008 in which the final module was implemented in July 2008. During the third quarter of 2008 we commenced a stock repurchase program for up to $60.0 million of our common stock.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. During the six months ended June 30, 2010, there have been no significant changes in our critical accounting policies.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the three months ended June 30, 2010:

	Three Months Ended June 30,
	$ (in thousands)		$ Change	% Change	% of Revenue
	2010	2009	2010 vs. 2009		2010	2009	2010 vs. 2009

Revenues	$105,157	$80,096	$25,061	31.3%	100%	100%	0.0%
Costs and expenses:

Instructional costs and services	41,286	33,550	7,736	23.1	39.3	41.9	(2.6)
Marketing and promotional	28,586	23,573	5,013	21.3	27.2	29.4	(2.2)
General and administrative	12,803	8,719	4,084	46.8	12.1	10.9	1.2

Total costs and expenses	82,675	65,842	16,833	25.6	78.6	82.2	(3.6)

Operating income	22,482	14,254	8,228	57.7	21.4	17.8	3.6
Other income	528	702	(174)	(24.8)	0.5	0.9	(0.4)

Income before income taxes	23,010	14,956	8,054	53.9	21.9	18.7	3.2
Income tax expense	8,436	5,416	3,020	55.8	8.0	6.8	1.2

Effective Tax Rate	36.7%	36.2%
Net income	14,574	$9,540	$5,034	52.8%	13.9%	11.9%	2.0%

Revenues. The increase in revenues compared to the same quarter in the prior year is primarily driven by 30.5 percentage points from increased enrollments and 3.9 percentage points from the impact of price increases, offset by a 3.1 percentage point decrease from a larger proportion of master’s and bachelor’s learners, who generated less revenue per learner than our doctoral learners. Similar to our historical trends, we expect a continued slight shift in enrollments to a larger proportion of master’s and bachelor’s learners. End-of-period enrollment increased 32.1% at June 30, 2010 compared to June 30, 2009.

Instructional costs and services expenses. Our instructional costs and services expenses increased compared to the same quarter in the prior year primarily due to our ongoing investment in faculty, including increased total faculty compensation to support higher enrollments and increased taxes and benefits as a result of the transition of our adjunct faculty from independent contractors to employees. There was also an increase in depreciation and amortization as a result of increased capital investments in 2010 and 2009 related to the learner experience and academic quality.

Our instructional costs and services expenses as a percentage of revenues decreased primarily due to scale of fixed costs and productivity gains across our faculty, academic administration, and learner support functions, lower facilities expenses as a result of scaling our fixed costs and the consolidation of our employees to one location in 2009, and lower colloquia costs as a result of a year-over-year decrease in colloquia revenue due to timing of events in 2010.

Marketing and promotional expenses. Our marketing and promotional expenses increased compared to the same quarter in the prior year, primarily driven by an increase in core marketing efforts and brand advertising focused on improving conversion rates and new enrollment growth, and an increase in investments in our enrollment operations.

Our marketing and promotional expenses as a percentage of revenues decreased compared to prior year primarily as a result of fixed cost leverage from strong revenue growth. Also contributing to the improvement were productivity gains in enrollment operations and continued inquiry optimization resulting in decreased inquiry spending as a percentage of revenue, particularly in online sources, and strong conversion rates.

General and administrative expenses. Our general and administrative expenses increased compared to the same quarter in the prior year primarily due to increased investments in strategic business development and an increase in estimated bonus expense.

Our general and administrative expenses as a percentage of revenues increased over prior year primarily attributable to increased investments in strategic business development and an increase in estimated bonus expense. These increases were partially offset by lower bad debt expense and a decrease in compensation expenses, which resulted from severance recorded in the prior year. In addition, there were executive chairman fees paid to our founding Chief Executive Officer in 2009 as part of his retirement transition.

Other income. Other income decreased compared to the same quarter in the prior year primarily due to a decrease in interest income levels as a result of lower interest rates during 2010 compared to 2009, partially offset by a higher average cash, cash equivalents and marketable securities balance.

Income tax expense. Our effective tax rate increased compared to the same quarter in the prior year primarily due to a decrease in the favorable impact of tax-exempt interest.

Net income. Net income increased due to the factors discussed above.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the six months ended June 30, 2010:

	Six Months Ended June 30,
	$ (in thousands)		$ Change	% Change	% of Revenue
	2010	2009	2010 vs. 2009		2010	2009	2010 vs. 2009

Revenues	$206,390	$156,531	$49,859	31.9%	100%	100%	0.0%
Costs and expenses:

Instructional costs and services	79,161	64,632	14,529	22.5	38.4	41.3	(2.9)
Marketing and promotional	58,555	48,405	10,150	21.0	28.4	30.9	(2.5)
General and administrative	22,977	17,052	5,925	34.7	11.1	10.9	0.2

Total costs and expenses	160,693	130,089	30,604	23.5	77.9	83.1	(5.2)

Operating income	45,697	26,442	19,255	72.8	22.1	16.9	5.2
Other income	1,026	1,388	(362)	(26.1)	0.5	0.9	(0.4)

Income before income taxes	46,723	27,830	18,893	67.9	22.6	17.8	4.8
Income tax expense	16,987	9,954	7,033	70.7	8.2	6.4	1.8

Effective Tax Rate	36.4%	35.8%
Net income	$29,736	$17,876	$11,860	66.3%	14.4%	11.4%	3.0%

Revenues. The increase in revenues compared to prior year is primarily driven by 31.2 percentage points from increased enrollments and 3.9 percentage points from the impact of price increases, partially offset by a 3.2 percentage point decrease from a larger proportion of master’s and bachelor’s learners, who generated less revenue per learner than our doctoral learners. Similar to our historical trends, we expect a continued slight shift in enrollments to a larger proportion of master’s and bachelor’s learners. End-of-period enrollment increased 32.1% at June 30, 2010 compared to June 30, 2009.

Instructional costs and services expenses. Our instructional costs and services expenses increased compared to prior year primarily due to our ongoing investment in faculty and learner support, including increased total faculty and learner support compensation to support higher enrollments, and increased taxes and benefits as a result of the transition of our adjunct faculty from independent contractors to employees. There was also an increase in depreciation and amortization as a result of increased capital investments in 2010 and 2009 related to the learner experience and academic quality.

Our instructional costs and services expenses as a percentage of revenues decreased primarily due to scale of fixed costs and productivity gains across our faculty, academic administration, and learner support functions, lower facilities expenses as a result of scaling our fixed costs and the consolidation of our employees to one location in 2009, and lower colloquia costs as a result of a year-over-year decrease in colloquia revenue due to timing of events in 2010.

Marketing and promotional expenses. Our marketing and promotional expenses increased compared to prior year, primarily driven by an increase in core marketing efforts and brand advertising focused on improving conversion rates and new enrollment growth, and an increase in investments in our enrollment operations.

Our marketing and promotional expenses as a percentage of revenues decreased compared to prior year primarily as a result of fixed cost leverage from strong revenue growth. Also contributing to the improvement were productivity gains in enrollment operations and continued inquiry optimization resulting in decreased inquiry spending as a percentage of revenue, particularly in online sources, and strong conversion rates.

General and administrative expenses. Our general and administrative expenses increased compared to prior year primarily due to increased spending on strategic business development and an increase in estimated bonus expense.

Our general and administrative expenses as a percentage of revenues increased over prior year primarily attributable to increased spending on strategic business development and an increase in estimated bonus expense. These increases were partially offset by lower bad debt expense and a decrease in compensation expenses, which resulted from severance recorded in the prior year. In addition, there were executive chairman fees paid to our founding Chief Executive Officer in 2009 as part of his retirement transition.

Other income. Other income decreased compared to prior year primarily due to a decrease in interest income levels as a result of lower interest rates during 2010 compared to 2009, partially offset by a higher average cash, cash equivalents and marketable securities balance.

Income tax expense. Our effective tax rate increased compared to prior year primarily due to a decrease in the favorable impact of tax-exempt interest.

Net income. Net income increased due to the factors discussed above.

Liquidity and Capital Resources

Liquidity

We financed our operating activities and capital expenditures during the six months ended June 30, 2010 and 2009 through cash provided by operating activities. Our cash, cash equivalents and marketable securities were $192.3 million and $172.1 million at June 30, 2010 and December 31, 2009, respectively. Our cash, cash equivalents and marketable securities increased primarily due to strong cash flow from operations during the six months ended June 30, 2010.

We maintain a $10.0 million unsecured line of credit with Wells Fargo Bank. The line of credit expired on June 30, 2010 and was renewed through July 31, 2011. There have been no borrowings under this line of credit as of and for the six months ended June 30, 2010 or as of and for the year ended December 31, 2009. A letter of credit in the amount of $1.6 million, which expires on July 31, 2011, was issued under the $10.0 million unsecured line of credit in favor of the Department of Education in connection with its annual review of student lending activities.

A significant portion of our revenues are derived from Title IV programs. Federal regulations dictate the timing of disbursements under Title IV programs. Learners must apply for new loans and grants each academic year, which starts July 1. Loan funds are provided through the William D. Ford Direct Loan program in multiple disbursements for each academic year. The disbursements are usually received by the start of the third week of the term. These factors, together with the timing of when our learners begin their programs, affect our operating cash flow. Based on current market conditions and recent regulatory or legislative actions, we do not anticipate any significant near-term disruptions in the availability of Title IV funding for our learners.

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

Operating Activities

Net cash provided by operating activities was $43.5 million and $32.1 million for the six months ended June 30, 2010 and 2009, respectively. The increase from 2009 to 2010 was primarily due to an $11.9 million increase in net income, an increase in depreciation and amortization as a result of greater capital expenditures in 2010 and 2009, partially offset by an increase in excess tax benefits from stock-based compensation as a result of an increase in stock option exercises at a higher average market value in 2010 compared to 2009.

Investing Activities

Our cash used in investing activities is primarily related to the purchase, sale, or maturity of investments in marketable securities and property and equipment. Net cash used in investing activities was $40.3 million and $1.5 million for the six months ended June 30, 2010 and 2009, respectively. Investments in marketable securities consist primarily of purchases, sales and maturities of tax-exempt municipal securities. Net purchases of these securities were $26.3 million during the six months ended June 30, 2010. There were no sales of these securities during the six months ended June 30, 2010.

We believe that the credit quality and liquidity of our investment portfolio as of June 30, 2010 was strong. Due to current market conditions, the unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply/demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity. But even with this approach, we may incur investment losses as a result of unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Capital expenditures were $14.0 million and $8.0 million for the six months ended June 30, 2010 and 2009, respectively. The increase in 2010 from 2009 was primarily due to the build-out of office space under our office space lease and capital investments focused on improving processes around learner financing, faculty, and our internal and external reporting and analytical tools. We expect that our capital expenditures in 2010 will be approximately six percent of revenues and we expect to be able to fund these capital expenditures with cash generated from operations.

We lease all of our facilities. We expect to make future payments on existing leases from cash generated from operations.

Financing Activities

Net cash used in financing activities was $8.1 million and $0.9 million for the six months ended June 30, 2010 and 2009, respectively. Financing activities during the six months ended June 30, 2010 were related to the repurchase of common stock in the amount of $15.0 million, partially offset by $4.0 million in proceeds from stock option exercises and $2.9 million in excess tax benefits from stock option exercises.

Financing activities during the six months ended June 30, 2009 were primarily related to the repurchase of common stock in the amount of $4.7 million, partially offset by $2.6 million in proceeds from stock option exercises and $1.2 million in excess tax benefits from stock option exercises.

Regulation and Oversight

We are subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act (“HEA”) and the regulations promulgated thereunder by the U.S. Department of Education (“DOE”) subject us to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy to participate in Title IV programs.

Pending Rulemaking by the Department of Education. Under the HEA, proprietary schools are eligible to participate in Title IV programs in respect of educational programs that lead to “gainful employment in a recognized occupation.” Historically, this concept has not been defined in detail. Effective July 26, 2010, the DOE issued a Notice of Proposed Rulemaking (“NPRM”) in respect of the gainful employment issue, with a 45 day public comment period. The DOE has stated its goal is to publish final rules by November 1, 2010, with certain provisions to be effective July 1, 2011 and others July 1, 2012.

The proposed definition of gainful employment in the NPRM would take into consideration whether former students are repaying their federal student loans and the relationship between total student loan debt and average earnings after a postsecondary training program with varying hurdles and consequences for not achieving the various ratios. If this regulation is adopted in a form similar to the DOE’s proposal in the NPRM, it could render some programs ineligible for Title IV funding if we do not meet the test to be considered “fully eligible.” We are currently evaluating the impact of the proposed rules and will continue to monitor developments in this area.

Title IV Compliance Audit of Capella University. We perform periodic reviews and self audits of our compliance with the various applicable regulatory requirements of the DOE and state regulatory authorities. We have not been notified by any of the various regulatory agencies of any significant noncompliance matters that would adversely impact our ability to participate in Title IV programs, however, the Office of Inspector General (“OIG”) of the DOE has conducted a compliance audit of Capella University. The audit commenced on April 10, 2006 and we subsequently provided the OIG with periodic information, responded to follow up inquiries and facilitated site visits and access to the Company’s records. The OIG completed its field work in January 2007 and the Company received a draft audit report on August 23, 2007. Capella University provided written comments on the draft audit report to the OIG on September 25, 2007. On March 7, 2008, the OIG’s final report was issued to the Acting Chief Operating Officer (“COO”) for Federal Student Aid (“FSA”), which is responsible for primary oversight of the Title IV funding programs. We responded to the final report on April 8, 2008. In 2009, we provided FSA staff with certain requested information for financial aid years 2002-2003 through 2006-2007. The FSA will subsequently issue final findings and requirements for Capella University. The FSA may take certain actions, including requiring that we refund certain federal student aid funds, requiring us to modify our Title IV administration procedures, and/or requiring us to pay fines or penalties.

Based on the final audit report for the financial aid years 2002-2003 through 2004-2005, the most significant potential financial exposure pertains to repayments to the DOE that could be required if the FSA concludes that Capella University did not properly calculate the amount of Title IV funds required to be returned for learners that withdrew without providing an official notification of such withdrawal and without engaging in the course room prior to such withdrawal. If the FSA determines that Capella University improperly withheld any portion of these funds, Capella University would be required to return the improperly withheld funds. We and the OIG have differing interpretations of the relevant regulations regarding what constitutes engagement in the unofficial withdrawal context. As we interpret the engagement requirement, the Company currently estimates that for the three year audit period, and for the subsequent aid years through 2007-2008, the total amount of Title IV funds not returned — for learners who withdrew without providing official notification and without engaging as required in the relevant regulations — was approximately $1.0 million including interest, but not including fines and penalties. If this difference of interpretation is ultimately resolved in a manner adverse to us, then the total amount of Title IV funds not returned for learners who withdrew without providing official notification would be greater than the amount we have currently estimated.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We have no derivative financial instruments or derivative commodity instruments. We believe the risk related to cash equivalents and marketable securities is limited due to the adherence to our investment policy, which focuses on capital preservation and liquidity. In addition, all investments must have a minimum Standard & Poor’s rating of A minus (or equivalent). All of our cash equivalents and marketable securities as of June 30, 2010 and December 31, 2009 were rated A minus or higher. In addition, we utilize money managers who conduct initial and ongoing credit analysis on our investment portfolio to monitor and minimize the potential impact of market risk associated with our cash, cash equivalents and marketable securities. Despite the investment risk mitigation strategies we employ, we may incur investment losses as a result of unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. In addition, unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Interest Rate Risk

We manage interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At June 30, 2010, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures were effective, as of June 30, 2010, in ensuring that material information relating to us required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Other than with respect to the risk factors below, there have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

We delete the risk factor captioned “The recently concluded negotiated rulemaking sessions and subsequent rulemaking by the U.S. Department of Education could result in regulatory changes that materially and adversely affect our business” and replace it with the following disclosure.

Pending rulemaking by the U.S. Department of Education could result in regulatory changes that materially and adversely affect our business.

In November 2009, the U.S. Department of Education (“DOE”) convened two new negotiated rulemaking teams related to Title IV program integrity issues and foreign school issues. The team addressing program integrity issues, which included representatives of the various higher education constituencies, was unable to reach consensus on the form of all of the rules addressed by that team. Accordingly, under the negotiated rulemaking protocol, the DOE is free to propose rules without regard to the tentative agreement reached regarding certain of the rules.

Gainful Employment

The proposed program integrity rulemaking addresses numerous topics, the most significant of which for our business is the adoption of a definition of “gainful employment” for purposes of the requirement for Title IV student financial aid that a program of study prepare students for gainful employment in a recognized occupation. Effective July 26, 2010, the DOE issued a Notice of Proposed Rulemaking (“NPRM”) in respect of the gainful employment issue, with a 45 day public comment period. The DOE has stated its goal is to publish final rules by November 1, 2010, with certain provisions to be effective July 1, 2011 and others July 1, 2012.

Under the Higher Education Act of 1965, proprietary schools are eligible to participate in Title IV programs in respect of educational programs that lead to “gainful employment in a recognized occupation.” Historically, this concept has not been defined in detail. The proposed definition of gainful employment in the NPRM would take into consideration whether former students are repaying their federal student loans and the relationship between total student loan debt and average earnings after a postsecondary training program. Individual educational programs would be divided into three groups based on the proposed metrics:

•

Programs with at least 45% of their former students paying down the principal on their federal loans, or with graduates having a debt-to-earnings ratio of less than 20% of discretionary income or 8% of total income, would be deemed fully eligible for Title IV funding. These programs would be required to disclose both their repayment rates and debt-to-earnings ratios unless they pass both of the preceding tests.

•

Programs with less than 35% of their former students paying down the principal on their federal loans, and with graduates having a debt-to-earnings ratio above 30% of discretionary income and 12% of total income, would be deemed ineligible for Title IV funding. Such programs would lose Title IV eligibility as of July 1, 2012, although institutions must warn students in the programs about the high debt-to-earnings ratio effective July 1, 2011. In order to mitigate against large and immediate displacements of students as of July 1, 2012, the DOE has further proposed that no more than 5 percent of a single institution’s programs would be declared ineligible as of that date, with the lowest-performing programs immediately losing eligibility and the remaining non-compliant programs losing eligibility one year later.

•

Programs that are not fully eligible or ineligible under the above standards would be restricted programs and subject to limits on enrollment growth. Such institutions also would be required to demonstrate employer support for the program and warn consumers and current students of high debt levels.

If this regulation is adopted in a form similar to the DOE’s proposal in the NPRM, it could render some of our programs ineligible for Title IV funding if we do not meet the test to be considered “fully eligible.” In addition, the continuing eligibility of our educational programs for Title IV funding would be at risk due to factors beyond our control, such as changes in the income level of persons employed in specific occupations or sectors, increases in interest rates, changes in student mix to persons requiring higher amounts of student loans to complete their programs, changes in student loan delinquency rates and other factors. If a particular program ceased to be eligible for Title IV funding, in most cases it would not be practical to continue offering that course under our current business model. Regulations in the form proposed in the NPRM could result in a significant realignment of the types of educational programs that are offered by us and by proprietary institutions in general, in order to comply with the rules or to avoid the uncertainty associated with compliance over time. This realignment could reduce our enrollment, perhaps materially.

In addition, even for programs that remain eligible for Title IV, we may have to substantially increase our efforts to promote student loan repayment in order to ensure continued Title IV eligibility. Furthermore, if we are required for certain programs to warn consumers and current students of high debt levels and provide the most recent debt measures for the program, the impact could reduce our enrollment, perhaps materially.

Impact of Rulemaking

Certain other topics addressed in a separate NPRM issued by the DOE could also impact our business, including standards regarding the payment of incentive compensation to employees and others involved in student enrollment, and the definition of credit hour for purposes of determining program eligibility for Title IV student financial aid, particularly in the context of distance learning.

We cannot predict the form of any final rules regarding the program integrity issues that may be adopted by the DOE. Compliance with these rules, as presented by the DOE in the NPRMs, which if adopted could be effective as early as July 1, 2011, could reduce our enrollment, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows.

We add the following disclosure in “Risk Factors – Risks Related to the Extensive Regulation of Our Business.”

The U.S. Congress has recently commenced a review of the for-profit education sector that could result in legislation or further Department of Education rulemaking restricting Title IV program participation by proprietary schools in a manner that materially and adversely affects our business.

There has been increased focus by the U.S. Congress on the role for-profit educational institutions play in higher education. On June 17, 2010, the Education and Labor Committee of the U.S. House of Representatives held a hearing to examine the manner in which accrediting agencies review higher education institutions’ policies on credit hours and program length. On June 24, 2010, the Health, Education, Labor and Pensions Committee of the U.S. Senate released a report, entitled, “Emerging Risk?: An Overview of Growth, Spending, Student Debt and Unanswered Questions in For-Profit Higher Education” and held the first in a series of hearings to examine the proprietary education sector. Earlier, on June 21, the Chairmen of each of these education committees, together with other members of Congress, requested the Government Accountability Office (“GAO”) to conduct a review and prepare a report with recommendations regarding various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions’ revenue is composed of Title IV and other federal funding sources.

These hearings and the requested GAO review are not formally related to the U.S. Department of Education’s current negotiated rulemaking process. However, the outcome of the hearings and the requested GAO review could impact the substance of the Department’s rulemaking.

We cannot predict the extent to which, or whether, these hearings and review will result in legislation or further rulemaking affecting our participation in Title IV programs. To the extent any laws or regulations are adopted that limit our participation in Title IV programs or the amount of student financial aid for which our students are eligible, our business would be adversely affected, perhaps materially.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended June 30, 2010, the Company used $5.9 million to repurchase shares of common stock under its repurchase program.(1) The Company’s remaining authorization for common stock repurchases was $21.7 million at June 30, 2010.

A summary of the Company’s share repurchases during the quarter is set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
4/1/2010 to 4/30/2010	0	$0	0	$27,583,457
5/1/2010 to 5/31/2010	42,792	89.97	42,792	23,733,462
6/1/2010 to 6/30/2010	24,741	83.23	24,741	21,674,367

Total	67,533	87.50	67,533	21,674,367

(1)	The Company’s repurchase program was announced in July 2008 for repurchases up to an aggregate amount of $60.0 million in value of common stock with no expiration date. As of June 30, 2010, we had purchased 0.6 million shares under this program at an average price of $62.61 totaling $38.4 million. Cash spent on the purchase of shares during the six months ended June 30, 2010 totaled $15.0 million. The amount of cash expended excludes $0.3 million for shares purchased prior to quarter end, but due to timing, the cash payments for these purchases were made after June 30, 2010.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Number	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 11, 2006.

3.2	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2006.

4.1	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 19, 2006.

10.1*	Transition Agreement between Capella Education Company and Lois M. Martin, dated May 11, 2010	Filed electronically.

10.2	Fourth Amendment to Lease, dated as of May 14, 2010, by and between the Registrant and Minneapolis 225 Holdings, LLC.	Filed electronically.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

EX-101.INS	XBRL Instance Document(1)

EX-101.SCH	XBRL Taxonomy Extension Schema Document(1)

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

*	Management contract or compensatory plan or arrangement.
(1)

The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPELLA EDUCATION COMPANY

/S/ J. KEVIN GILLIGAN	July 27, 2010
J. Kevin Gilligan
Chief Executive Officer
(Principal Executive Officer)

/S/ LOIS M. MARTIN	July 27, 2010
Lois M. Martin
Senior Vice President and Chief
Financial Officer (Principal Financial Officer)

/S/ AMY L. RONNEBERG	July 27, 2010
Amy L. Ronneberg
Vice President and Corporate Controller
(Principal Accounting Officer)