Form 10-Q
period 2010-09-30
CAPELLA EDUCATION CO
filed 2010-10-26
CIK 1104349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

The total number of shares of common stock outstanding as of October 21, 2010, was 16,537,138.

CAPELLA EDUCATION COMPANY

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CAPELLA EDUCATION COMPANY

Consolidated Balance Sheets

(In thousands, except par value)

	As of September 30, 2010	As of December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79,098	$102,405
Marketable securities	98,522	69,670
Accounts receivable, net of allowance of $3,884 at September 30, 2010 and $2,362 at December 31, 2009	17,202	12,691
Prepaid expenses and other current assets	13,293	6,564
Deferred income taxes	2,166	2,186

Total current assets	210,281	193,516
Property and equipment, net	44,334	37,984

Total assets	$254,615	$231,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,624	$5,027
Accrued liabilities	27,787	24,328
Income taxes payable	—	61
Deferred revenue	9,080	7,876

Total current liabilities	41,491	37,292
Deferred rent	3,353	2,952
Other liabilities	434	434
Deferred income taxes	6,351	6,556

Total liabilities	51,629	47,234

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares — 100,000
Issued and outstanding shares —16,531 at September 30, 2010 and 16,763 at December 31, 2009	165	168
Additional paid-in capital	127,232	151,445
Accumulated other comprehensive income	1,055	1,333
Retained earnings	74,534	31,320

Total shareholders’ equity	202,986	184,266

Total liabilities and shareholders’ equity	$254,615	$231,500

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Income

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)
Revenues	$105,010	$83,569	$311,400	$240,100
Costs and expenses:
Instructional costs and services	43,035	34,819	122,196	99,451
Marketing and promotional	29,584	24,927	88,139	73,332
General and administrative	11,384	9,279	34,361	26,331

Total costs and expenses	84,003	69,025	244,696	199,114

Operating income	21,007	14,544	66,704	40,986
Other income, net	504	529	1,530	1,917

Income before income taxes	21,511	15,073	68,234	42,903
Income tax expense	8,033	5,290	25,020	15,244

Net income	$13,478	$9,783	$43,214	$27,659

Net income per common share:
Basic	$0.81	$0.59	$2.58	$1.66

Diluted	$0.80	$0.57	$2.55	$1.62

Weighted average number of common shares outstanding:
Basic	16,634	16,718	16,728	16,707

Diluted	16,807	17,022	16,954	17,038

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)
Operating activities
Net income	$43,214	$27,659
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	6,314	5,372
Depreciation and amortization	13,502	10,641
Amortization of investment premium	1,440	1,255
Asset impairment	18	34
Stock-based compensation	2,438	2,484
Excess tax benefits from stock-based compensation	(4,144)	(2,384)
Deferred income taxes	(21)	(248)
Changes in operating assets and liabilities:
Accounts receivable	(10,825)	(6,828)
Prepaid expenses and other current assets	(3,050)	(1,352)
Accounts payable and accrued liabilities	2,311	9,239
Income taxes payable	7	219
Deferred rent	401	1,586
Deferred revenue	1,204	1,720

Net cash provided by operating activities	52,809	49,397
Investing activities
Capital expenditures	(19,244)	(11,907)
Purchases of marketable securities	(37,884)	—
Sales and maturities of marketable securities	7,150	20,185

Net cash provided by (used in) investing activities	(49,978)	8,278
Financing activities
Excess tax benefits from stock-based compensation	4,144	2,384
Net proceeds from exercise of stock options	6,175	4,943
Repurchase of common stock	(36,457)	(14,729)

Net cash used in financing activities	(26,138)	(7,402)

Net increase (decrease) in cash and cash equivalents	(23,307)	50,273
Cash and cash equivalents at beginning of period	102,405	31,225

Cash and cash equivalents at end of period	$79,098	$81,498

Supplemental disclosures of cash flow information
Income taxes paid	$25,059	$15,294

Noncash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$1,760	$981

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

Marketable Securities

Management determines the appropriate designation of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s marketable securities were designated as available-for-sale as of September 30, 2010 and December 31, 2009.

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

Comprehensive Income

Comprehensive income includes net income and all changes in the Company’s equity during a period from non-owner sources which consists exclusively of unrealized gains and losses on available-for-sale marketable securities, net of tax. Total comprehensive income was $42.9 million and $28.5 million for the nine months ended September 30, 2010 and 2009, respectively.

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

The table below is a reconciliation of the numerator and denominator in the basic and diluted net income per common share calculation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Numerator:
Net income	$13,478	$9,783	$43,214	$27,659
Denominator:
Denominator for basic net income per common share — weighted average shares outstanding	16,634	16,718	16,728	16,707
Effect of dilutive stock options and restricted stock	173	304	226	331

Denominator for diluted net income per common share	16,807	17,022	16,954	17,038

Basic net income per common share	$0.81	$0.59	$2.58	$1.66
Diluted net income per common share	$0.80	$0.57	$2.55	$1.62

Options to purchase 0.1 million and 0.3 million common shares were outstanding but not included in the computation of diluted net income per common share in the three and nine months ended September 30, 2010 and 2009, respectively, because their effect would be antidilutive.

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

4. Marketable Securities

The following is a summary of available-for-sale securities:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Tax-exempt municipal securities	$96,845	$1,686	$(9)	$98,522

Total	$96,845	$1,686	$(9)	$98,522

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Tax-exempt municipal securities	$67,551	$2,119	$0	$69,670

Total	$67,551	$2,119	$0	$69,670

The unrealized gains and losses on the Company’s investments in municipal securities were caused by changes in market values primarily due to interest rate changes. All of the Company’s securities in an unrealized loss position as of September 30, 2010 had been in an unrealized loss position for less than twelve months. The Company intends to hold these securities until maturity and the possibility that the Company will be required to sell these securities prior to the recovery of their amortized cost basis is remote. Based on a review of all relevant information such as revised estimates of cash flows and specific conditions affecting the investment, the Company expects to recover the entire amortized cost basis of these securities. Therefore, there were no other-than-temporary impairment charges recorded during the first nine months of 2010 or 2009.

The remaining contractual maturities of the Company’s marketable securities are shown below:

	As of September 30, 2010	As of December 31, 2009
	(in thousands)
Due within one year	$29,083	$2,038
Due after one year through five years	55,452	47,827
Due after six through ten years	6,213	5,095
Due after ten years	7,774	14,710

	$98,522	$69,670

The following table is a summary of the proceeds from the sale and maturities of available-for-sale securities, the gross realized gains and the gross realized losses on sales of investments classified as available-for-sale included in earnings for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Maturities of marketable securities	$6,150	$12,775	$6,150	$19,185
Proceeds from the sale of marketable securities	1,000	1,000	1,000	1,000

	$7,150	$13,775	$7,150	$20,185

Gross realized gains	—	—	—	—
Gross realized losses	—	—	—	—

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

The following tables summarize certain fair value information for assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

		Fair Value Measurements as of September 30, 2010 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents
Money market funds	$26,591	$26,591	$0	$0
Variable rate demand notes	52,507	52,507	0	0

Total cash and cash equivalents	$79,098	$79,098	$0	$0

Marketable securities
Tax-exempt municipal securities	$98,522	$0	$98,522	$0

Total marketable securities	$98,522	$0	$98,522	$0

		Fair Value Measurements as of December 31, 2009 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents	$102,405	$102,405	$0	$0

Tax-exempt municipal securities	$69,670	$0	$69,670	$0

The Company measures cash and cash equivalents at fair value primarily using real-time quotes for transactions in active exchange markets involving identical assets. The variable rate demand notes contain a feature allowing the Company to require payment by the issuer on a daily or weekly basis. As a result, these securities are highly liquid and are classified as cash and cash equivalents. The Company’s marketable securities are classified within Level 2 and are valued using readily available pricing sources for comparable instruments utilizing market observable inputs. The Company does not hold securities in inactive markets. The Company did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the first nine months of 2010.

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

As of September 30, 2010 and December 31, 2009, the Company did not have any liabilities that were required to be measured at fair value on a recurring basis.

5. Accrued Liabilities

Accrued liabilities consist of the following:

	As of September 30, 2010	As of December 31, 2009
	(in thousands)
Accrued compensation and benefits	$9,797	$10,013
Accrued instructional	3,782	2,817
Accrued vacation	2,468	1,571
Customer deposits	729	779
Other	11,011	9,148

	$27,787	$24,328

“Other” in the table above consists primarily of vendor invoices accrued in the normal course of business.

6. Commitments and Contingencies

Leasehold Agreements

The Company leases its office facilities and certain office equipment under various noncancelable operating leases and has contractual obligations related to certain software license agreements. Future minimum lease commitments under the leases as of September 30, 2010, are as follows:

Operating
(in thousands)
2010	$1,244
2011	6,043
2012	6,838
2013	6,729
2014	6,920
2015 and thereafter	5,912

Total	$33,686

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

Line of Credit

The Company maintains a $10.0 million unsecured line of credit with Wells Fargo Bank, which expires on July 31, 2011. There were no borrowings under this line of credit as of and for the nine months ended September 30, 2010 or as of and for the year ended December 31, 2009. In July 2009, an unsecured letter of credit in the amount of $1.4 million was issued under the $10.0 million line of credit in favor of the Department of Education in connection with its 2008 annual review of student lending activities. In July 2010, the Company increased the letter of credit from $1.4 million to $1.6 million to reflect the increase in the Title IV return of funds in 2009 and 2010. Regulations require that a Company experience two consecutive annual Title IV compliance audits with no findings to terminate a letter of credit.

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

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

7. Common Stock

In July 2008, the Company announced that its Board of Directors had authorized the Company to repurchase up to $60.0 million of shares of common stock with no expiration date. In August 2010, we had $14.4 million remaining authorized repurchases under the program. The Company received authorization from the Board of Directors for an additional $60.6 million in repurchases, resulting in a total authorization for additional repurchases up to an aggregate amount of $75.0 million in value of common stock. As of September 30, 2010, the Company had repurchased 0.9 million shares under this program for total consideration of $59.5 million. On September 30, 2010 the Company had $61.2 million outstanding for repurchase.

The Company repurchased 0.5 million shares for total consideration of $36.5 million during the nine months ended September 30, 2010 and 0.3 million shares for a total consideration of $14.7 million during the nine months ended September 30, 2009. Cash spent during the nine months ended September 30, 2010 on the purchase of shares totaled $36.5 million.

8. Stock-Based Compensation

The table below reflects the Company’s stock-based compensation expense recognized in the consolidated statements of income for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Instructional costs and services	$334	$258	$733	$690
Marketing and promotional	125	104	286	312
General and administrative	613	581	1,419	1,482

Stock-based compensation expense included in operating income	1,072	943	2,438	2,484
Tax benefit	398	326	909	814

Stock-based compensation expense, net of tax	$674	$617	$1,529	$1,670

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

Based on the final audit report for the financial aid years 2002-2003 through 2004-2005, the most significant potential financial exposure from the audit pertains to repayments to the Department of Education that could be required if the OIG concludes that

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Capella University did not properly calculate the amount of Title IV funds required to be returned for learners that withdrew without providing an official notification of such withdrawal and without engaging in academic activity prior to such withdrawal. If it is determined that Capella University improperly withheld any portion of these funds, Capella University would be required to return the improperly withheld funds. The Company and the OIG have differing interpretations of the relevant regulations regarding what constitutes engagement in the unofficial withdrawal context. As the Company interprets the engagement requirement, it currently estimates that for the three-year audit period, and for the subsequent aid years through 2007-2008, the total amount of Title IV funds not returned — for learners who withdrew without providing official notification and without engaging as required in the relevant regulations — was approximately $1.0 million including interest, but not including fines and penalties. If this difference of interpretation is ultimately resolved in a manner adverse to the Company, then the total amount of Title IV funds not returned for learners who withdrew without providing official notification would be greater than the amount the Company has currently estimated.

Political and budgetary concerns significantly affect the Title IV Programs. Congress reauthorizes the HEA and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in August 2008. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of September 30, 2010, programs in which the Company’s learners participate are operative and sufficiently funded.

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

We were founded in 1991, and in 1993 we established our wholly owned university subsidiary, then named The Graduate School of America, to offer doctoral and master’s degrees through distance learning programs in management, education, human services and interdisciplinary studies. In 1995, we launched our online format for delivery of our doctoral and master’s degree programs over the Internet. In 1997, our university subsidiary received accreditation from the North Central Association of Colleges and Schools (later renamed The Higher Learning Commission of the North Central Association of Colleges and Schools). In 1998, we began the expansion of our original portfolio of academic programs by introducing doctoral and master’s degrees in psychology and a master of business administration degree. In 1999, to expand the reach of our brand in anticipation of moving into the bachelor’s degree market, we changed our name to Capella Education Company and the name of our university to Capella University. In 2000, we introduced our bachelor’s degree completion program in information technology, which provided instruction for the last two years of a four-year bachelor’s degree. In 2001, we introduced our bachelor’s degree completion program in business. In 2004, we introduced our four-year bachelor’s degree programs in business and information technology. In May 2009, we launched the School of Public Service Leadership. At September 30, 2010, we offered over 1,250 courses and 43 degree programs with 137 specializations at the undergraduate and graduate levels to more than 38,000 learners.

In November 2006, we completed an initial public offering of our common stock. In May 2007, we completed a follow-on offering of our common stock. We implemented an enterprise resource planning (ERP) system from 2006 through 2008 in which the final module was implemented in July 2008. During the third quarter of 2008 we commenced a stock repurchase program for up to $60.0 million of our common stock. In August 2010, we had $14.4 million remaining authorized repurchases under the program. We received authorization from our Board of Directors for an additional $60.6 million in repurchases, resulting in a total authorization for additional repurchases up to an aggregate amount of $75.0 million in value of common stock.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. During the nine months ended September 30, 2010, there have been no significant changes in our critical accounting policies.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the three months ended September 30, 2010:

	Three Months Ended September 30,
	$ (in thousands)		$ Change	% Change	% of Revenue
	2010	2009	2010 vs. 2009		2010	2009	2010 vs. 2009
Revenues	$105,010	$83,569	$21,441	25.7%	100%	100%	0.0%
Costs and expenses:
Instructional costs and services	43,035	34,819	8,216	23.6%	41.0	41.7	(0.7)
Marketing and promotional	29,584	24,927	4,657	18.7%	28.2	29.8	(1.6)
General and administrative	11,384	9,279	2,105	22.7%	10.8	11.1	(0.3)

Total costs and expenses	84,003	69,025	14,978	21.7%	80.0	82.6	(2.6)

Operating income	21,007	14,544	6,463	44.4%	20.0	17.4	2.6
Other income, net	504	529	(25)	(4.7%)	0.5	0.6	(0.1)

Income before income taxes	21,511	15,073	6,438	42.7%	20.5	18.0	2.5
Income tax expense	8,033	5,290	2,743	51.9%	7.6	6.3	1.3

Effective Tax Rate	37.3%	35.1%
Net income	$13,478	$9,783	$3,695	37.8%	12.9%	11.7%	1.2%

Revenues. The increase in revenues compared to the same quarter in the prior year is primarily driven by 26.6 percentage points from increased enrollments and 2.2 percentage points from the impact of price increases, offset by a 3.1 percentage point decrease from a larger proportion of master’s and bachelor’s learners, who generate less revenue per learner than our doctoral learners. Similar to our historical trends, we expect a continued slight shift in enrollments to a larger proportion of master’s and bachelor’s learners. End-of-period enrollments increased 25.7 percent at September 30, 2010 compared to September 30, 2009. We also expect pressure on new enrollments due primarily to the increasingly challenging market environment and certain changes in our admissions processes.

Instructional costs and services expenses. Our instructional costs and services expenses increased compared to the same quarter in the prior year primarily due to our ongoing investment in faculty, including increased total faculty compensation to support higher enrollments and increased taxes and benefits as a result of our adjunct faculty moving from independent contractor to employee status, and increased hardware and software maintenance expenses due to moving our data center. There was also an increase in depreciation and amortization as a result of increased capital investments in 2010 and 2009 related to the learner experience and academic quality.

Our instructional costs and services expenses as a percentage of revenues decreased primarily due to scale of fixed costs and productivity gains across our faculty and learner support functions, lower facilities expenses as a result of scaling our fixed costs, and lower colloquia costs as a result of overall cost management. This decrease was partially offset by higher expenses due to increased faculty expenses related to adjunct faculty moving from independent contractor to employee status.

Marketing and promotional expenses. Our marketing and promotional expenses increased compared to the same quarter in the prior year, primarily driven by an increase in core marketing efforts and brand advertising focused on improving conversion rates and new enrollment growth, and an increase in investments in our enrollment operations.

Our marketing and promotional expenses as a percentage of revenues decreased compared to prior year primarily as a result of productivity gains in enrollment operations, decreased inquiry spending as a percentage of revenue, particularly in online sources, and strong conversion rates.

General and administrative expenses. Our general and administrative expenses increased compared to prior year primarily due to increased spending on strategic business development and an increase in estimated bonus expense. In addition, expenses were paid related to a settlement of patent infringement litigation initiated by Digital-Vending Services International Inc., which was offset by a recognized gain from an unrelated settlement with one of our insurance carriers for recovery of expenses incurred in prior periods.

Our general and administrative expenses as a percentage of revenues decreased primarily due to timing in estimated bonus expenses. This decrease was offset by an increase in spending on strategic business development and slightly higher bad debt expense.

Other income. Other income decreased slightly compared to the same quarter in the prior year primarily due to a decrease in interest income levels as a result of lower interest rates during 2010 compared to 2009, partially offset by higher average cash, cash equivalents and marketable securities balances.

Income tax expense. Our effective tax rate increased compared to the same quarter in the prior year due to an increase in our state effective tax rate as well as a decrease in the favorable impact of tax-exempt interest.

Net income. Net income increased due to the factors discussed above.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the nine months ended September 30, 2010:

	Nine Months Ended September 30,
	$ (in thousands)		$ Change	% Change	% of Revenue
	2010	2009	2010 vs. 2009		2010	2009	2010 vs. 2009
Revenues	$311,400	$240,100	$71,300	29.7%	100%	100%	0.0%
Costs and expenses:
Instructional costs and services	122,196	99,451	22,745	22.9	39.3	41.4	(2.1)
Marketing and promotional	88,139	73,332	14,807	20.2	28.3	30.5	(2.2)
General and administrative	34,361	26,331	8,030	30.5	11.0	11.0	0.0

Total costs and expenses	244,696	199,114	45,582	22.9	78.6	82.9	(4.3)

Operating income	66,704	40,986	25,718	62.7	21.4	17.1	4.3
Other income, net	1,530	1,917	(387)	(20.2)	0.5	0.8	(0.3)

Income before income taxes	68,234	42,903	25,331	59.0	21.9	17.9	4.0
Income tax expense	25,020	15,244	9,776	64.1	8.0	6.3	1.7

Effective Tax Rate	36.7%	35.5%
Net income	$43,214	$27,659	$15,555	56.2%	13.9%	11.6%	2.3%

Revenues. The increase in revenues compared to prior year is primarily driven by 29.6 percentage points from increased enrollments and 3.3 percentage points from the impact of price increases, partially offset by a 3.2 percentage point decrease from a larger proportion of master’s and bachelor’s learners, who generated less revenue per learner than our doctoral learners. Similar to our historical trends, we expect a continued slight shift in enrollments to a larger proportion of master’s and bachelor’s learners. We also expect pressure on new enrollments due primarily to the increasingly challenging market environment and certain changes in our admissions processes.

Instructional costs and services expenses. Our instructional costs and services expenses increased compared to prior year primarily due to our ongoing investment in faculty and learner support, including increased total faculty and learner support compensation to support higher enrollments, increased taxes and benefits as a result of our adjunct faculty moving from independent contractor to employee status, and increased hardware and software maintenance expenses due to moving our data center. There was also an increase in depreciation and amortization as a result of increased capital investments in 2010 and 2009 related to the learner experience and academic quality.

Our instructional costs and services expenses as a percentage of revenues decreased primarily due to scale of fixed costs and productivity gains across our faculty, academic administration, and learner support functions, lower facilities expenses as a result of scaling our fixed costs and the consolidation of our employees to one location in 2009, and lower colloquia costs as a result of overall cost management. This decrease was partially offset by higher expenses due to increased faculty expenses related to adjunct faculty moving from independent contractor to employee status.

Marketing and promotional expenses. Our marketing and promotional expenses increased compared to prior year, primarily driven by an increase in core marketing efforts and brand advertising focused on improving conversion rates and new enrollment growth, and an increase in investments in our enrollment operations.

Our marketing and promotional expenses as a percentage of revenues decreased compared to prior year primarily as a result of fixed cost leverage from strong revenue growth. Also contributing to the improvement were productivity gains in enrollment operations, decreased inquiry spending as a percentage of revenue, particularly in online sources, and strong conversion rates.

General and administrative expenses. Our general and administrative expenses increased compared to prior year primarily due to increased spending on strategic business development and an increase in estimated bonus expense. In addition, expenses were paid related to a settlement of the patent infringement litigation initiated by Digital-Vending Services International Inc., which was offset by a recognized gain from an unrelated settlement from one of our insurance carriers for recovery of expenses incurred in prior periods.

Our general and administrative expenses as a percentage of revenues remained flat over prior year primarily due to decreases attributable to lower bad debt expense and a decrease in compensation expenses, which resulted from severance recorded in the prior year. In addition, there were executive chairman fees paid to our founding Chief Executive Officer in 2009 as part of his retirement transition. These decreases were offset by an increase in spending on strategic business development and portfolio strategy.

Other income. Other income decreased compared to prior year primarily due to a decrease in interest income levels as a result of lower interest rates during 2010 compared to 2009, partially offset by higher average cash, cash equivalents and marketable securities balances.

Income tax expense. Our effective tax rate increased compared to the same quarter in the prior year due to an increase in our state effective tax rate as well as a decrease in the favorable impact of tax-exempt interest.

Net income. Net income increased due to the factors discussed above.

Liquidity and Capital Resources

Liquidity

We financed our operations and capital expenditures during the nine months ended September 30, 2010 and 2009 through cash provided by operating activities. Our cash, cash equivalents and marketable securities were $177.6 million and $172.1 million at September 30, 2010 and December 31, 2009, respectively. Our cash, cash equivalents and marketable securities increased primarily due to strong cash flow from operations during the nine months ended September 30, 2010, which was partially offset by capital expenditures and share repurchases.

We maintain a $10.0 million unsecured line of credit with Wells Fargo Bank, which expires on July 31, 2011. There have been no borrowings under this line of credit as of and for the nine months ended September 30, 2010 or as of and for the year ended December 31, 2009. In July 2009, an unsecured letter of credit in the amount of $1.4 million was issued under the $10.0 million line of credit in favor of the Department of Education in connection with its 2008 annual review of student lending activities. In July 2010, the Company increased the letter of credit from $1.4 million to $1.6 million to reflect the increase in the Title IV return of funds in 2009 and 2010. Regulations require that a Company experience two consecutive annual Title IV compliance audits with no findings to terminate a letter of credit.

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

Operating Activities

Net cash provided by operating activities was $52.8 million and $49.4 million for the nine months ended September 30, 2010 and 2009, respectively. The increase from 2009 to 2010 was primarily due to a $15.6 million increase in net income and an increase in depreciation and amortization as a result of greater capital expenditures in 2010 and 2009. The increase was partially offset by an increase in excess tax benefits from stock-based compensation due to an increase in stock option exercises, an increase in accounts receivable due to the timing of financial aid disbursements, and changes in accounts payable and accrued liabilities due to timing of invoices and estimated bonus accrual.

Investing Activities

Our cash used in investing activities is primarily related to the purchase, sale, or maturity of investments in marketable securities and property and equipment. Net cash used in investing activities was $50.0 million for the nine months ended September 30, 2010 and net cash provided by investing activities was $8.3 million for the nine months ended September 30, 2009. Investments in marketable securities consist primarily of purchases, sales and maturities of tax-exempt municipal securities. Purchases of these securities were $37.9 million during the nine months ended September 30, 2010. No purchases of these securities were made during the nine months ended September 30, 2009. Sales and maturities of these securities were $7.2 million and $20.2 million during the nine months ended September 30, 2010 and 2009, respectively.

We believe that the credit quality and liquidity of our investment portfolio as of September 30, 2010 is strong. Due to current market conditions, the unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply/demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity. But even with this approach, we may incur investment losses as a result of unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Capital expenditures were $19.2 million and $11.9 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in 2010 from 2009 was primarily due to investments focused on improving processes around learner financing, faculty, and our internal and external reporting and analytical tools. We expect that our capital expenditures in 2010 will be approximately six percent of revenues and we expect to be able to fund these capital expenditures with cash generated from operations.

We lease all of our facilities. We expect to make future payments on existing leases from cash generated from operations.

Financing Activities

Net cash used in financing activities was $26.1 million and $7.4 million for the nine months ended September 30, 2010 and 2009, respectively. Financing activities during the nine months ended September 30, 2010 were related to the repurchase of common stock in the amount of $36.5 million, partially offset by $6.2 million in proceeds from stock option exercises and $4.1 million in excess tax benefits from stock option exercises.

Financing activities during the nine months ended September 30, 2009 were primarily related to the repurchase of common stock in the amount of $14.7 million, partially offset by $4.9 million in proceeds from stock option exercises and $2.4 million in excess tax benefits from stock option exercises.

There have been no material changes to the contractual obligations as disclosed in the “Contractual Obligations” section of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

         Pending Rulemaking by the Department of Education. Under the HEA, proprietary schools are eligible to participate in Title IV programs in respect of educational programs that lead to “gainful employment in a recognized occupation.” Historically, this concept has not been defined in detail. Effective July 26, 2010, the DOE issued a Notice of Proposed Rulemaking (“NPRM”) in respect of the gainful employment issue, with a 45-day public comment period. The DOE intended to publish final rules by November 1, 2010, with certain provisions to be effective July 1, 2011 and others July 1, 2012. However, on September 24, 2010 the DOE announced a delay in the publication of certain provisions within the final rule until early 2011. Provisions delayed until early 2011 include the repayment metric and the debt-to-income metric. The delay in publication will postpone the rule’s effective date until July 1, 2012. The provision regarding new program approval is on schedule for final publication by November 1, 2010, with an effective date of July 1, 2011. The proposed definition of gainful employment in the NPRM would take into consideration whether former students are repaying their federal student loans and the relationship between total student loan debt and average earnings after a postsecondary training program with varying hurdles and consequences for not achieving the various ratios. If this regulation is adopted in a form similar to the DOE’s proposal in the NPRM, it could render some programs ineligible for Title IV funding if we do not meet the test to be considered “fully eligible.” Additionally, the provision regarding federal approval of new programs would require institutions to provide 5 year enrollment projections; verification from third-party employers not affiliated with the institution that a program’s curriculum aligns with recognized occupations at those employers’ businesses; and that there are current and projected job vacancies or expected demand for those occupations at those businesses before new programs can become eligible to participate in federal student aid. We are currently evaluating the impact of the proposed rules and will continue to monitor developments in this area.

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

Market Risk

We have no derivative financial instruments or derivative commodity instruments. We believe the risk related to cash equivalents and marketable securities is limited due to the adherence to our investment policy, which focuses on capital preservation and liquidity. In addition, all investments must have a minimum Standard & Poor’s rating of A minus (or equivalent). All of our cash equivalents and marketable securities as of September 30, 2010 and December 31, 2009 were rated A minus or higher. In addition, we utilize money managers who conduct initial and ongoing credit analysis on our investment portfolio to monitor and minimize the potential impact of market risk associated with our cash, cash equivalents and marketable securities. Despite the investment risk mitigation strategies we employ, we may incur investment losses as a result of unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. In addition, unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Interest Rate Risk

We manage interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At September 30, 2010, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures were effective, as of September 30, 2010, in ensuring that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009, as updated in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the nine months ended September 30, 2010, we used $36.5 million to repurchase shares of common stock under our repurchase program.(1) Our remaining authorization for common stock repurchases was $61.2 million at September 30, 2010.

A summary of our share repurchases during the quarter is set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
7/1/2010 to 7/31/2010	38,000	$89.87	38,000	$18,259,513
8/1/2010 to 8/31/2010	261,550	67.70	261,550	61,215,234
9/1/2010 to 9/30/2010	—	—	—	—

Total	299,550	$70.51	299,550	$61,215,234

(1)	Our repurchase program was announced in July 2008 for repurchases up to an aggregate amount of $60.0 million in value of common stock with no expiration date. In August 2010, we had $14.4 million remaining authorized repurchases under the program. We received authorization from our Board of Directors for an additional $60.6 million in repurchases, resulting in a total authorization for additional repurchases up to an aggregate amount of $75.0 million in value of common stock. As of September 30, 2010, we had purchased 0.9 million shares under this program at an average price of $65.21 totaling $59.5 million.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Number	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 11, 2006.

3.2	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2006.

4.1	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 19, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

EX-101.INS	XBRL Instance Document(1)

EX-101.SCH	XBRL Taxonomy Extension Schema Document(1)

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

*	Management contract or compensatory plan or arrangement.
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

CAPELLA EDUCATION COMPANY

/S/ J. KEVIN GILLIGAN	October 26, 2010
J. Kevin Gilligan
Chief Executive Officer
(Principal Executive Officer)

/S/ STEVEN L. POLACEK	October 26, 2010
Steven L. Polacek
Senior Vice President and Chief
Financial Officer (Principal Financial Officer)

/S/ AMY L. RONNEBERG	October 26, 2010
Amy L. Ronneberg
Vice President and Corporate Controller
(Principal Accounting Officer)