Form 10-K
period 2010-12-31
CAPELLA EDUCATION CO
filed 2011-02-25
CIK 1104349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.25 billion.

The total number of shares of common stock outstanding as of January 31, 2011, was 16,305,933.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2010 fiscal year) are incorporated by reference into Part III of this Report.

CAPELLA EDUCATION COMPANY

FORM 10-K

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (the “SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to, statements regarding: proposed new programs; regulatory developments; projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “seeks” and similar expressions, as well as statements in future tense, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Item 1A—Risk Factors,” below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed by the Company in fiscal 2011.

Item 1.	Business

Overview

We are an online postsecondary education services company. Through our wholly-owned subsidiary, Capella University, we offer a variety of doctoral, master’s and bachelor’s programs in the following markets: behavioral health and human services, business management and technology, education and public service leadership. We focus on master’s and doctoral degrees, with approximately 80% of our learners enrolled in a master’s or doctoral degree program. Our academic offerings combine competency-based curricula with the convenience and flexibility of an online learning format. We design our offerings to help working adult learners develop specific competencies they can employ in their workplace. We actively support and engage with our learners throughout their programs to enhance their prospects for successful program completion. We believe that the relevance and convenience of our programs provide a quality educational experience for our learners. At December 31, 2010, we offered over 1,250 online courses and 43 academic programs with 136 specializations to over 39,000 learners.

In 2010, our end-of-year enrollment and revenues grew by approximately 16.2% and 27.3%, respectively, as compared to 2009. Our growth has resulted from a combination of: increased demand for our programs; expansion of our program and degree offerings; our ability to obtain specialized accreditations, professional licensures and endorsements for certain programs we offer; and establishment of relationships with large corporate employers, healthcare institutions, the U.S. Armed Forces and various community colleges. We seek to achieve growth in a manner that assures continued improvement in educational quality and learner success while maintaining compliance with regulatory standards. Additionally, we seek to enhance our operational and financial performance by tracking and analyzing quantifiable metrics that provide insight as to the effectiveness of our business and educational processes.

In 2010, we formed the joint-venture Sophia Learning, LLC (Sophia) as majority owner. Sophia provides a social teaching and learning platform that integrates education with technology. Sophia offers learning packets, which are small collections of academic content focused around delivering a specific subject by individual contributors. These learning packets will enable educators to supplement their teaching methods with interactive tools.

Our History

We were founded in 1991 as a Minnesota corporation. In 1993, we established our wholly-owned university subsidiary, then named The Graduate School of America, to offer doctoral and master’s degrees through distance learning programs in management, education, human services and interdisciplinary studies. In 1995, we launched our online format for delivery of our doctoral and master’s degree programs over the Internet. Through our early entry into online education, we believe we have gained extensive experience in the delivery of effective online programs. In 1997, our university subsidiary received accreditation from the North Central Association of Colleges and Schools (later renamed The Higher Learning Commission of the North Central Association of Colleges and Schools). In 1998, we began the expansion of our original portfolio of academic programs by introducing doctoral and master’s degrees in psychology and a master of business administration degree. In 1999, to expand the reach of our brand in anticipation of moving into the bachelor’s degree market, we changed our name to Capella Education Company and the name of our university to Capella University. In 2000, we introduced our bachelor’s degree completion program in information technology, which provided instruction for the last two years of a four-year bachelor’s degree. In 2004, we expanded our addressable market through the introduction of our four-year bachelor’s degree programs in business administration and information technology. In November 2006, we completed an initial public offering of our common stock. In May 2007, we completed a follow-on offering of our common stock. Over the past several years, we have introduced numerous new programs and specializations across all our markets, including the launch of doctoral, master’s and bachelor’s level programs within our Public Service Leadership market.

Industry

The U.S. market for postsecondary education is a large, growing market. According to a 2009 publication by the National Center for Education Statistics (NCES), the number of postsecondary learners enrolled as of the Fall of 2007 was 18.2 million and is expected to grow to 20.8 million by 2017. We believe the forecasted growth in postsecondary enrollment is a result of a number of factors, including the significant and measurable personal income premium that is attributable to postsecondary education, and an increase in demand by employers for professional and skilled workers partially offset in the near term by current economic conditions.

According to the U.S. Census Bureau’s 2005-2009 American Community Survey estimates, 65.1% of adults (persons 25 years of age or older) do not possess a postsecondary degree. Of the 18.2 million postsecondary learners enrolled as of the Fall of 2007, the NCES estimated that 7.0 million were adults, representing 39% of total enrollment. We expect that adults will continue to represent a large, growing segment of the postsecondary education market as they seek additional education to secure better jobs, or to remain competitive or advance in their current careers. In June 2010, Eduventures, Inc, an education consulting and research firm, published a report stating that the growth rate in fully-online education will continue to exceed the overall growth rate of the postsecondary market through 2019. Online undergraduate degree programs are expected to grow 94%, while traditional institutions are expected to grow an average of 5% in the same time frame. Online graduate programs are expected to grow 140% versus 10% for traditional institutions. We believe that the higher growth in demand for fully-online education is largely attributable to the flexibility and convenience of this instructional format, as well as the growing recognition of its educational efficacy.

Competition

The postsecondary education market is highly fragmented and competitive, with no private or public institution enjoying a significant market share. We compete primarily with public and private degree-granting regionally accredited colleges and universities. Our competitors include both traditional and proprietary colleges and universities offering online programs, such as American Public University, DeVry University, Grand Canyon University, Strayer University, University of Maryland, University of Phoenix, Walden University, and Western Governor’s. Many of these colleges and universities enroll working adults in addition to traditional 18 to 24 year-old learners and offer a variety of distance education alternatives.

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

Academic Programs and Specializations Designed for Working Adults. At December 31, 2010, we offered 43 academic programs with 136 specializations, each designed to appeal to and meet the educational objectives of working adults in specific professional markets. The diversity of our program portfolio allows us to target relevant portions of the adult learner population and provide offerings in several of the highest demand areas of study, such as behavioral health and human services, business, information technology, education and public service leadership. Our specializations are designed to attract learners by providing depth within a program that is typically unavailable in an unspecialized program and by addressing specific competencies that learners can apply in their current workplace.

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

Experienced Management Team with Significant Business, Academic and Marketing Expertise. Our management team possesses extensive experience in business, academic and marketing management as well as public company experience, in many cases with organizations of much larger scale and operational diversity than our organization. Our management team is led by J. Kevin Gilligan, our Chairman and Chief Executive Officer, who has over 20 years of executive experience and service on public company boards. Steven Polacek, our Chief Financial Officer, has held senior financial management positions for over 20 years, including serving as a public accounting firm audit partner for 12 years. Larry Isaak, President of Capella University, has over 25 years of experience in academic leadership, including serving as chancellor of the North Dakota University System for nearly 10 years. We integrate our management through cross-functional teams to ensure that business objectives are met while continuing to deliver academic quality.

Our Operating Strategy

Our faculty and staff are focused on helping our learners succeed. To that end, we intend to pursue the following operating strategies:

•	Focus on learner success by improving completion rates while maintaining high standards of academic quality and rigor,

•	Maintain our ability to offer affordable degrees,

•	Expand our efforts to build the Capella brand,

•	Serve a broader set of our learners’ professional needs, and

•	Establish new growth platforms.

We will focus on the following operational priorities to deliver these strategies:

Superior teaching and learning outcomes. We will continue to refine and implement best practices for teaching and learning models and focus on learner success by improving completion rates. Our goal is to further strengthen our position as a recognized leader in high quality, online learning.

We are committed to delivering superior academic and career outcomes to our learners. We seek to develop a deep understanding of the professions we serve, and the competencies required of skilled professionals in these fields. This commitment guides the development of our curricula, the recruitment of our faculty and staff, and the design of our support services. We continue to advance tools that provide learners, faculty and staff with timely information to improve learning outcomes. We use the results of internal assessments to develop an understanding of the specific needs and readiness of each individual learner at the start of a program. Through the use of competency-based curricula and transparent measurement of course and program outcomes, we seek to provide our learners with tangible outcomes, including a portfolio of professional competencies, and support for career advancement as well as the degree itself.

Exceptional learner experience. Capella serves a unique learner. Our learners tend to be professionals with an average age of 39, pursuing graduate degrees to fulfill a life purpose and advance their careers. Our programs surround these learners with a supportive environment to help them focus on academic success. This includes the improvement of the on-boarding experience for new learners, making learners’ administrative interactions with Capella less complex, and continuing to improve the quality and frequency of interaction between our learners and our faculty.

We look for opportunities to improve our learners’ educational experience and increase the likelihood of learners successfully completing degree programs. We also seek to facilitate an even closer relationship between our faculty and learners to further drive learner success. We believe our focus on both superior learning outcomes and a superior learner experience is core to our differentiation strategy and will continue to enhance learner satisfaction, leading to higher levels of engagement, persistence, brand advocacy and referrals. Additionally, we are building a long-term roadmap in order to maintain our ability to offer affordable degrees that lead to a compelling return on the learner’s investment and will ensure the Capella brand remains competitively positioned.

Brand differentiation and leadership. We will continue to expand our efforts to build the Capella brand. We have established strong differentiation as a high quality, online university for working adults in targeted professions. We will expand on this differentiation through a variety of initiatives, including the pursuit of specialized accreditations, state approval of programs leading to professional licensure, brand alliances, and targeted brand advertising. To optimize our investments, we regularly perform market tests, analyze the results and refine our approach based on the findings. We will continue to leverage our data rich environment and analytical capabilities to drive greater marketing efficiencies, higher quality inquiries and improved conversion rates.

We believe that expanding our efforts to build the Capella brand will give us greater strategic control over our new enrollment growth and strengthen engagement with our learners and alumni.

Successful new market and product development. We also seek to drive growth through a multifaceted strategy of enhancing existing program offerings, developing new programs and specializations within our four current target markets, pursuing early stage new business development opportunities and exploring strategic partnerships to develop new growth platforms. We are establishing market and product teams to strengthen our vertical focus as we seek to enhance our existing program offerings by pursuing improvements in course design and technology and obtaining specialized accreditation, additional state approval of programs leading to professional licensure and select endorsements. Within our current target markets, we seek to expand our program and specialization offerings, while also targeting additional professions. We explore opportunities in new markets and capabilities that leverage our existing expertise, brand reputation and educational capabilities as well as have strong demand potential and growth characteristics. Finally, by pursuing new business development and exploring strategic partnerships, we can gain access to new markets, new technologies and new learning and business models, which is an essential ingredient for long-term growth.

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

•

Learner Support. We establish teams comprised of both academic and administrative personnel in areas including advising, academic support, financial aid counseling and administration, library and career counseling services to serve as important points of contact to learners throughout the duration of their studies. Most of our support services are accessible online, allowing users to access these services at a time and in a manner that is convenient to them. We believe that a committed support network is as important to maintaining learner motivation and commitment as the knowledge and engagement of our faculty.

In addition to these traditional components of academic quality, our approach to teaching and the online format of our programs offers several features that enrich the learning experience for our primarily working adult learners:

Low learner to faculty ratio. Our courses average approximately 20 learners, providing each learner the opportunity to interact directly with our faculty and to receive individualized feedback and attention. We believe this adds to the academic quality of our programs by ensuring that each learner is encouraged to participate actively, thus enabling the instructor to better evaluate the learner’s understanding of course material.

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

Curricula

Our program offerings cover four markets: public service leadership, behavioral health and human services, business management and technology, and education. At December 31, 2010, we offered 43 academic programs with 136 specializations within these markets as follows:

Public Service Leadership	Behavioral Health and Human Services

Doctor of Public Administration

•    General Public Administration

Doctor of Philosophy in Human Services

•    General Human Services

•    Health Care Administration

•    Management of Nonprofit Agencies

•    Social and Community Services

Doctor of Philosophy in Public Safety

•    Criminal Justice

•    Emergency Management

•    Public Safety Leadership

Doctor of Health Administration

•    General Health Administration

•    Health Care Leadership

•    Health Policy and Advocacy

Doctor of Public Health

•    Epidemiology

•    Health Policy and Advocacy

Master of Public Administration

•    General Public Administration

Master of Health Administration

•    General Health Administration

•    Health Care Operations

•    Health Policy

Master of Business Administration

•    Health Care Management

Master of Science in Human Services

•    General Human Services

•    Gerontology

•    Health Care Administration

•    Management of Nonprofit Agencies

•    Social and Community Services

Master of Science in Nursing

•    Nurse Educator

•    Nurse Educator Bridge

Master of Public Health

•    General Public Health

•    Health Management and Policy

•    Social and Behavioral Sciences

Master of Science in Public Safety

•    Criminal Justice

•    Emergency Management

•    Public Safety Leadership

Bachelor of Science in Business

•    Health Care Management

Bachelor of Science in Information Technology

•    Health Informatics

Doctor of Philosophy in Counselor Education and Supervision

•    General Counselor Education and Supervision

Doctor of Philosophy in Counseling Studies

•    General Counseling Studies

Doctor of Psychology

•    Clinical Psychology

Doctor of Philosophy in Psychology

•    General Psychology

Doctor of Social Work

•    General Social Work

Master of Science in Career Counseling

•    General Career Counseling

Master of Science in Addiction Counseling

•    General Addiction Counseling

Master of Science in Marriage and Family Therapy

•    General Marriage and Family Therapy

Master of Science in Mental Health Counseling

•    General Mental Health Counseling

Master of Science in Studies in Human Behavior

•    General Studies in Human Behavior

Master of Science in Psychology

•    Child and Adolescent Development

•    Clinical Psychology

•    Counseling Psychology

•    General Psychology

•    Sport Psychology

Bachelor of Science in Psychology

•    General Psychology

Bachelor of Science in Public Safety

•    Criminal Justice

•    Emergency Management

•    Homeland Security

Bachelor of Science in Nursing

•    RN-to-BSN Completion

Bachelor of Public Administration

•    General Public Administration

Business, Management & Technology	Business, Management & Technology (continued)

Doctor of Business Administration

•    Business Intelligence

•    Global Operations and Supply Chain Management

•    Strategy and Innovation

Doctor of Philosophy in Business

•    Accounting

•    General Business

Doctor of Philosophy in Education

•    Training and Performance Improvement

Doctor of Philosophy in Organization and Management

•    General Organization and Management

•    Human Resource Management

•    Information Technology Management

•    Leadership

•    Project Management

Doctor of Philosophy in Psychology

•    Industrial/Organizational Psychology

Doctor of Philosophy in Information Technology

•    General Information Technology

•    Information Assurance and Security

•    Information Technology Education

•    Project Management

Master of Science in Education

•    Training and Performance Improvement

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

Master of Science in Organizational Development

•    General Organizational Development

Master of Science in Leadership

•    General Leadership

Master of Science in Psychology

•    Industrial/Organizational Psychology

•    Leadership Coaching Psychology

•    Organizational Leader Development

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

•    Reading and Literacy

Doctor of Philosophy in Education (PhD)

•    Curriculum and Instruction

•    Instructional Design for Online Learning

•    K-12 Studies in Education

•    Leadership for Higher Education

•    Leadership in Educational Administration

•    Nursing Education

•    Postsecondary and Adult Education

•    Professional Studies in Education

•    Special Education Leadership

Doctor of Philosophy in Organization and Management

•    Management Education

Doctor of Philosophy in Psychology

•    Educational Psychology

Education Specialist (EdS)

•    Curriculum and Instruction

•    Leadership in Educational Administration

Master of Science in Psychology

•    Educational Psychology

•    Evaluation, Research and Measurement

•    School Psychology

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

To meet course requirements, learners typically need to access the online courseroom multiple times each week. However, the courses are developed to be taken asynchronously, so learners can attend each course as it fits their weekly schedule. Learners are required to respond to questions posed by the instructor, as well as comments made by other learners. This provides for an interactive experience in which each learner is both encouraged and required to be actively engaged. Additional learning experiences may include team projects and/or research papers. Our online format provides a digital record of learner interactions for the course instructor to assess learners’ levels of engagement and demonstration of required competencies. The course design also includes assessment of learning outcomes.

The primary exception to our online format is for doctoral learners, and for certain master’s degree candidates pursuing professional licenses. These learners participate in periodic residential colloquia, year-in-residencies, supervised practica and internships as a complement to their courses. The colloquia typically last two days to two weeks and are required, on average, once per year for learners in applicable programs. The supervised practica and internships vary in length based on the program in which the learner is enrolled.

We also offer certificate programs, which consist of a series of courses focused on a particular area of study, for learners who seek to enhance their skills and knowledge. Online certificate courses can be taken as part of a graduate degree program or on a stand-alone basis. The duration of our certificate programs ranges from two quarters to approximately two years.

Faculty & Other Employees

We seek to hire faculty who have teaching and/or practitioner experience in their particular discipline and who possess significant academic credentials. Approximately 82% of our faculty members have a doctoral degree. We provide significant training to new faculty members, including a five-week online development program focused on effective online teaching methods and our online platform, prior to offering a teaching assignment. In addition, we provide professional development and training for all faculty members on an ongoing basis. To evaluate the performance of our faculty members, we regularly monitor courseroom activity and assess learner performance against course outcomes.

Our faculty consists of full-time academic administrators, faculty chairs, core faculty and part-time faculty. Our full-time academic administrators’ primary responsibilities are to monitor the quality and relevance of our curricula, to recruit and manage teaching faculty and to ensure we maintain standards of accreditation. Our faculty chairs supervise the faculty in their respective specializations. Our core faculty and part-time faculty teach courses, serve on curriculum or other relevant committees, work on curriculum development in their areas of expertise, and serve as comprehensive exam and dissertation mentors to our doctoral learners.

On January 4, 2010, we transitioned our independent contractor adjunct faculty to become Capella employees either as core faculty or part-time faculty. We believe this closer relationship with all of our faculty will continue to strengthen our relationship with our learners, improve learner success and support our strategic goals in continuing to create a highly valuable learning experience focused on tangible learning outcomes.

We also employ non-faculty staff in university services, academic advising and academic support, enrollment services, university administration, financial aid, information technology, human resources, finance and other administrative functions. As of December 31, 2010, we employed a total of 2,968 faculty and non-faculty staff. None of our employees is a party to any collective bargaining or similar agreement with us.

Learner Support Services

The learner support services we provide include:

Academic Services. We provide learners with a variety of services designed to support their academic studies. These services include new learner orientation, technical support, academic advising, research services (particularly for doctoral degree candidates), writing services and online tutoring. Interactive, self-paced modules supporting academic and personal success skills are available for learners through our online portal. We also provide appropriate educational accommodations to learners with documented disabilities through our disability support services team.

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

Library Services. We provide learners with online access to the Capella University Library. Our library provides learners with access to a comprehensive collection of online journals, eBooks and interlibrary loan services. Our team of librarians is available via e-mail and phone to help with research and learning. They offer tutorials, virtual instruction sessions, consultations on research assignments and online research guides. Librarians also attend our residential colloquia to teach library instruction sessions. Our interlibrary loan services are provided through our relationship with the University of Michigan.

Career Center Services. Our staff provides career counseling, job search advising, and career management support to all Capella learners and alumni. Career Center staff interacts with learners and alumni via email, telephone, and online seminars and to assist with career-related activities such as resume, curriculum vitae and cover letter development; interview preparation; effective job search strategies; and career advancement efforts. The Career Center’s online iGuide resources help learners gather occupational information and trends, access job postings, and view sample job search documents. Our counselors also assist our recruitment staff with prospective learners’ selection of the Capella University program and specialization that best suits their professional aspirations.

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

Learners enrolling in our bachelor’s programs must have a high school diploma or a GED and demonstrate competence in writing and logical reasoning during the first course of their program of study. Additionally, applicants to our undergraduate programs who do not have transferable credits from an accredited higher education institution are required to pass assessments in writing and reading. Learners enrolling in our graduate programs must have the requisite academic degree from an accredited institution and a specified minimum grade point average. In addition to our standard admission requirements, we require applicants to some of our programs to provide additional application material and information, and/or interview with, and be approved by faculty.

Marketing

We engage in a range of marketing activities to build the Capella brand, differentiate us from other educational providers, increase awareness and consideration with prospective learners, generate inquiries for enrollment, remind and motivate current learners to re-register each quarter, and stimulate referrals from current learners and graduates. These marketing activities include Internet, print, radio, email, and direct mail advertising campaigns, and since 2010 also some television advertising. Other marketing activities include supportive outreach to current learners, participation in seminars and trade shows, and development of key marketing relationships with corporate, healthcare, armed forces, government, and educational organizations. Online advertising (targeted, direct, search and through aggregators) currently generates our largest volume of inquiries from prospective learners.

For the year ended December 31, 2010, approximately 24% of our learners received a discount in connection with one of our marketing relationships or programs described below.

•	Corporate, Healthcare and Federal Relationships with more than 200 large and mid-size organizations.

•

U.S. Armed Forces Relationships and Discount Program available to all members of the U.S. armed forces, including active duty members, veterans, National Guard members, reservists, civilian employees of the Department of Defense and immediate family members of active duty personnel.

•	Educational Relationships that encourage graduates of more than 300 community colleges to enroll in our undergraduate programs, and faculty and administrators to enroll in our graduate programs.

Enrollment

As of the last day of classes in the quarter ended December 31, 2010, our enrollment was 39,477 learners. Of the learners that responded to our demographic survey, as of December 31, 2010, approximately 74% were female and approximately 53% were people of color. Our learner population is geographically distributed throughout the United States.

The following is a summary of our learners as of the last day of the quarter ended December 31, 2010:

	Enrollment
	Number of Learners	% of Total
Doctoral	12,058	30.5%
Master’s	18,740	47.5%
Bachelor’s	8,435	21.4%
Other	244	0.6%

	39,477	100.0%

Tuition and Fees

Our tuition rates vary by type and length of program and by degree level, such as doctoral, master’s or bachelor’s. For all learners in master’s and bachelor’s programs and for selected doctoral programs, tuition is charged on a per course basis. Prices per course ranged from $1,420 to $2,280 for the 2010-2011 academic year (the academic year that began in July 2010) and from $1,640 to $2,192 for the 2009-2010 academic year (the academic year that began in July 2009). The price of the course varies based upon the number of credit hours, the degree level of the program and the discipline. The majority of doctoral programs are priced at a fixed quarterly amount of $4,485 per learner for the 2010-2011 academic year and $4,485 per learner for the 2009-2010 academic year, regardless of the number of courses in which the learner was registered.

For the 2010-2011 academic year, our bachelor’s program lower division courses are priced at $265 per credit and upper division courses are priced at $345 per credit. For the 2009-2010 academic year, lower division courses were priced at $265 per credit and upper division courses were priced at $325 per credit. Prior to this change, for the 2008-2009 academic year all bachelor’s courses were priced at $310 per credit.

Tuition increases have not historically been, and may not be in the future, consistent across our programs and specializations due to market conditions, program differentiation or changes in operating costs that have an impact on price adjustments of individual programs or specializations. Capella University implemented a weighted average tuition increase of 2.8% for the 2010-2011 academic year.

“Other” in the enrollment table above refers primarily to certificate-seeking learners. Certificate programs generally consist of four courses, and the price of a course depends on the number of credit hours and the discipline. Prices per course in certificate programs generally ranged from $1,760 to $2,280 for the 2010-2011 academic year and from $1,692 to $2,192 for the 2009-2010 academic year.

Technology

Capella University provides learners and faculty members a secure, web-based technology environment through which they can access courses, support resources, self-service tools, and a private social network for academic collaboration and professional growth.

Online courseroom. Capella provides the instructional content of each course, along with tools to facilitate course discussions, assessments, grading and submission of assignments, through our online courseroom. We operate the Blackboard Learning System as our courseroom platform. Through this platform, Capella delivers the content and interactions of multiple sections of over 1,250 courses each quarter.

Learner portal. Our iGuide platform acts as a virtual campus to our learners, providing them with a variety of support resources and networking tools to connect with fellow learners and faculty. Learners also use iGuide to access their online courseroom, community discussions, e-books, the library, financial aid, and self-service tools. iGuide is delivered on Liferay Portal, a Java-based Web portal and Content Management System (CMS) platform.

Learner and faculty support. We rely on an Oracle/PeopleSoft enterprise package to provide support services to our learners and faculty, including learner participation monitoring, course registration, transcript requests and financial aid applications. In addition, we offer our learners and faculty members online access to library resources, including comprehensive databases of articles, journals, and books across academic disciplines.

Internal administration. We use Oracle’s PeopleSoft enterprise software package to perform internal administrative and operational functions. Our learner information system manages learner academic data and accounts receivable information, and our document management system stores and sorts learner applications, academic records and marketing data. We also employ PeopleSoft’s customer relationship management (CRM) software to organize and process prospective learner information.

Service-Oriented Architecture. Data from each of Capella’s primary technology platforms – the Blackboard Learning System, the Liferay Portal, and the PeopleSoft Enterprise Resource Planning (“ERP”) system – is exposed through a custom-built service oriented architecture. Capella uses this architecture to build integrated, personalized learning and service applications for learners and faculty, which are then accessed through our portal and Learning Management System (LMS).

Infrastructure. Our servers are co-located in a third party hosting facility and at our corporate headquarters. All of our servers are linked and we have redundant data backup. We currently use a combination of Microsoft-based software on HP server equipment and Sun Microsystems servers.

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

We have trademark or service mark registrations and pending applications in the U.S. and select foreign jurisdictions for the words “CAPELLA,” “CAPELLA EDUCATION COMPANY,” and “CAPELLA UNIVERSITY” and distinctive logos, along with various other trademarks and service marks related to our specific offerings. We also own domain name rights to “www.capellaeducationcompany.com”, “www.capellaeducation.com”, “ www.capella.edu ” and “ www.capellauniversity.edu ” , as well as other words and phrases important to our business.

Available Information

Our corporate Internet address is www.capellaeducation.com. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) of 15(d) of the Exchange Act, soon after they are electronically filed with the SEC. In addition, our earnings conference calls and presentations to the financial community are web cast live via our website. In addition to visiting our website, you may read and copy public reports we file with the SEC at the SEC’s Public Reference Room at 100 F. Street NE, Washington DC 20549, or at www.sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Information contained on our website is expressly not incorporated by reference into this Form 10-K.

REGULATORY ENVIRONMENT

Learners attending Capella University finance their education through a combination of individual resources, corporate reimbursement programs and federal financial aid programs. Capella University participates in the federal student financial aid programs authorized under Title IV. For the year ended December 31, 2010, approximately 78% of our revenues (calculated on a cash basis) were derived from Title IV programs. In connection with a learner’s receipt of federal financial aid, we are subject to extensive regulation by the Department of Education, state education agencies and our accrediting agency, The Higher Learning Commission of the North Central Association of Colleges and Schools. In particular, the Title IV programs, and the regulations issued thereunder by the Department of Education, subject us to significant regulatory scrutiny in the form of numerous standards that we must satisfy to participate in the federal student financial aid programs. To participate in Title IV programs, a school must be:

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

Accreditation

Capella University has been institutionally accredited since 1997 by The Higher Learning Commission of the North Central Association of Colleges and Schools, a regional accrediting agency recognized by the Secretary of the Department of Education. On February 28, 2008, Capella received a letter of reaffirmation from The Higher Learning Commission, effective through 2015. Accreditation is a non-governmental system for recognizing educational institutions and their programs for learner performance, governance, integrity, educational quality, faculty, physical resources, administrative capability and resources, and financial stability. In the United States, this recognition comes primarily through private voluntary associations that accredit institutions and programs of higher education. To be recognized by the Secretary of the Department of Education, accrediting agencies must adopt specific standards for their review of educational institutions. These associations, or accrediting agencies, establish criteria for accreditation, conduct peer-review evaluations of institutions and professional programs for accreditation and publicly designate those institutions that meet their criteria. Accredited schools are subject to periodic review by accrediting agencies to determine whether such schools maintain the performance, integrity and quality required for accreditation.

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

In addition to Minnesota, Capella University is licensed or authorized to operate or to offer degree programs in the following states: Alabama, Arizona, Arkansas, Florida, Georgia, Illinois, Kansas, Kentucky, Nevada, North Carolina, North Dakota, Ohio, Pennsylvania, South Carolina, Tennessee, Washington, West Virginia, Wisconsin, and Wyoming. We are licensed or authorized to operate in these states because we have determined that our activities in each state constitute a presence requiring licensure or authorization by the state higher educational agency. In some cases, the licensure or authorization is only for specific programs or specific activities. In the majority of these states, Capella University has either determined that separate licensure or authorization for its certificate programs is not necessary, or has obtained such licensure or authorization. Capella’s certificate programs must be, and have been, approved in Arizona, Florida, Ohio and Washington. Because we enroll learners from each of the 50 states, as well as the District of Columbia, and because we may undertake activities in other states that constitute a presence or otherwise subject us to the jurisdiction of the respective state educational agency, we may, from time to time, need to seek licensure or authorization to operate in additional states. Additionally, state regulations in states in which we are not licensed may limit certain of our activities, such as residencies and internships in programs requiring those experiences.

We are subject to extensive regulations by the states in which we are authorized or licensed to operate. State laws typically establish standards for instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award degrees. Some states may also prescribe financial regulations that are different from those of the Department of Education. We are required to post surety bonds in several states. If we fail to comply with state licensing requirements, we may lose our state licensure or authorizations. Although we believe that the only state authorization or licensure necessary for us to participate in Title IV programs is our registration with the Minnesota Office of Higher Education, loss of authorization or licensure in other states could restrict our ability to recruit or enroll learners in those states. Failure to comply with the requirements of the Minnesota Office of Higher Education could result in Capella University losing its registration with the Minnesota Office of Higher Education, its eligibility to participate in Title IV programs, or its ability to offer certain programs, any of which may force us to cease operations.

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

When we learn that a state has refused to grant licensure to one of our graduates, we take one or more of the following actions. In certain instances, where we believe the state’s refusal to license one of our graduates may be incorrect, we assist learners by providing clarifying information to the state. In other cases, such as where a state will not license one of our learners because a Capella University program is not accredited by a specific third party, we use our best efforts to convey that information to prospective learners before they enroll in such program. In instances where states inform us that they will impose restrictions on residencies and internships, we notify existing learners and use our best efforts to communicate the information to prospective learners. In all cases, we semi-annually remind our learners that they need to communicate directly with the state in which they intend to seek licensure to fully understand the licensing requirements of that state.

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

Capella University learners receive loans and grants to fund their education under the following Title IV programs: (1) the Federal Family Education Loan Program (FFELP), (2) the Federal Direct Loan Program (FDLP) and (3) the Federal Pell Grant, or Pell, program. In 2010, approximately 78% of our revenues (calculated on a cash basis) were derived from tuition financed under Title IV programs.

1) FFELP. Under the FFELP, banks and other lending institutions make loans to learners. If a learner defaults on a loan, payment is guaranteed by a federally recognized guaranty agency, which is then reimbursed by the Department of Education. Learners with financial need qualify for interest subsidies while in school and during grace periods. In 2010, approximately 43% of the 78% of our revenues (calculated on a cash basis) was derived from the FFELP. As of July 1, 2010, the FFELP was discontinued because of the required change to the FDLP.

2) FDLP. Under the FDLP, the Department of Education, rather than a private lender, makes loans to learners. In 2010, approximately 54% of the 78% of our revenues (calculated on a cash basis) was derived from the FDLP. Effective July 1, 2010, with the discontinuation of the FFELP, the vast majority of our learners rely on FDLP loans to fund their programs.

3) Pell. Under the Pell program, the Department of Education makes grants to bachelor’s learners who demonstrate financial need. In 2010, approximately 3% of the 78% of our revenues (calculated on a cash basis) was derived from the Pell program.

In addition to the programs stated above, eligible learners at Capella University may participate in several other financial aid programs or receive support from other governmental and private sources. Certain learners are eligible to receive funds from educational assistance programs administered by the U.S. Department of Veterans Affairs through the Minnesota Department of Veterans Affairs. Some Capella University learners finance all or a portion of their own education or receive full or partial tuition reimbursement from their employers. Finally, eligible learners can also access private loans through a number of different lenders for funding at current market interest rates. For the year ended December 31, 2010, less than one percent of our learners utilized private loans, and less than one percent of our revenue was derived from private loans.

Regulation of Federal Student Financial Aid Programs

To be eligible to participate in Title IV programs, an institution must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education. An institution must, among other things, be licensed or authorized to offer its educational programs by the state within which it is physically located (in our case, Minnesota) and maintain institutional accreditation by a recognized accrediting agency. Capella University’s current certification to participate in Title IV programs expired December 31, 2008. However, in September 2008, Capella University timely submitted its Title IV program participation recertification application to the Department of Education, and we have been collaborating with the Department of Education regarding this recertification application. Our eligibility continues until the Department of Education issues its decision on the application. We have been informally advised by the Department of Education that we will not receive our renewal until after the OIG audit is concluded (see Compliance Reviews below). We have no reason to believe that the application will not be renewed and expect that the renewal process will be completed satisfactorily.

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

The Department of Education evaluates institutions on an annual basis for compliance with specified financial responsibility standards utilizing a complex formula that uses line items from the institution’s audited financial statements. The standards focus on three financial ratios: (1) equity ratio (which measures the institution’s capital resources, financial viability and ability to borrow); (2) primary reserve ratio (which measures the institution’s ability to support current operations from expendable resources); and (3) net income ratio (which measures the institution’s ability to operate at a profit or within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without the need for further federal oversight. We have applied the financial responsibility standards to our audited financial statements as of and for the years ended December 31, 2010 and 2009, and calculated a composite score of 3.0 for both years, which is the maximum score attainable. We therefore believe that we meet the Department of Education’s financial responsibility standards. If the Department of Education were to determine that we did not meet the financial responsibility standards due to a failure to meet the composite score or other factors, we could establish financial responsibility on an alternative basis by, among other things:

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

Title IV Return of Funds. Under the Department of Education’s return of funds regulations, an institution must first determine the amount of Title IV program funds that a learner “earned.” If the learner withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV program funds that the learner earned is equal to a pro rata portion of the funds for which the learner would otherwise be eligible. If the learner withdraws after the 60% threshold, then the learner has earned 100% of the Title IV program funds. The institution must return to the appropriate Title IV programs, in a specified order, the lesser of (i) the unearned Title IV program funds and (ii) the institutional charges incurred by the learner for the period multiplied by the percentage of unearned Title IV program funds. An institution must return the funds no later than 45 days after the date of the institution’s determination that a learner withdrew. If such payments are not timely made, an institution may be subject to adverse action, including being required to submit a letter of credit equal to 25% of the refunds the institution should have made in its most recently completed year. Under Department of Education regulations, late returns of Title IV program funds for 5% or more of learners sampled in the institution’s annual compliance audit constitutes material non-compliance. In July 2009, an unsecured letter of credit in the amount of $1.4 million was issued under our $10.0 million line of credit in favor of the Department of Education in connection with its 2008 annual review of student lending activities. In July 2010, the Company increased the letter of credit from $1.4 million to $1.6 million to reflect the increase in the Title IV return of funds in 2009. Regulations require that a company experience two consecutive annual Title IV compliance audits with no findings to terminate a letter of credit.

Current rulemaking by the Department of Education has amended the return of funds regulations to require an institution to determine the amount of Title IV program funds that a learner “earned” based on when the learner stopped participating in the course instead of when the learner withdrew from the course. We anticipate this change may negatively impact our bad debt expense. The amended regulation goes into effect on July 1, 2011.

The “90/10 Rule.” A requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” applies only to “proprietary institutions of higher education,” which includes Capella University. Under this rule, for periods prior to the August 2008 reauthorization of the Higher Education Act, an institution loses its eligibility to participate in the Title IV programs, if, on a cash accounting basis, it derives more than 90% of its revenues for any fiscal year from Title IV program funds. Any institution that violates the rule becomes ineligible to participate in the Title IV programs as of the first day of the fiscal year following the fiscal year in which it exceeds 90%, and it is unable to apply to regain its eligibility until the next fiscal year. The August 2008 reauthorization of the Higher Education Act included significant revisions to the “90/10 Rule,” effective upon the date of the law’s enactment. Under the revised law, an institution is subject to loss of eligibility to participate in the Title IV programs only if it exceeds the 90% threshold for two consecutive fiscal years. An institution whose rate exceeds 90% for any single fiscal year will be placed on provisional certification for at least two fiscal years and may be subject to other conditions specified by the Secretary of Education. However, the provisions of the recent Higher Education Act reauthorization allow institutions, when calculating their compliance with this revenue test, to exclude from their Title IV revenues for a three-year period the additional federal student loan amounts that became available starting in July 2008, and to include more non-Title IV revenues, such as revenues from institutional loans under certain circumstances. This exclusion expires in June 2011. For the year ended December 31, 2010, we derived approximately 78% of our revenues (calculated on a cash basis) from Title IV program funds.

Student Loan Defaults. Under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all of the Title IV programs if defaults on the repayment of federally guaranteed student loans by its learners exceed certain levels. For each federal fiscal year, a rate of student defaults (known as a “cohort default rate”) is calculated for each institution with 30 or more borrowers entering repayment in a given federal fiscal year by determining the rate at which borrowers who become subject to their repayment obligation in that federal fiscal year default by the end of the following federal fiscal year. For such institutions, the Department of Education calculates a single cohort default rate for each federal fiscal year that includes in the cohort all current or former student borrowers at the institution who entered repayment on any FFELP Stafford loans or FDLP loans during that year.

If the Department of Education notifies an institution that its cohort default rates for each of the three most recent federal fiscal years are 25% or greater, the institution’s participation in FFELP, FDLP and Pell programs ends 30 days after the notification, unless the institution appeals in a timely manner that determination on specified grounds and according to specified procedures. In addition, an institution’s participation in FFELP or FDLP ends 30 days after notification that its most recent fiscal year cohort default rate is greater than 40%, unless the institution timely appeals that determination on specified grounds and according to specified procedures. An institution whose participation ends under these provisions may not participate in the relevant programs for the remainder of the fiscal year in which the institution receives the notification, as well as for the next two fiscal years.

If an institution’s cohort default rate equals or exceeds 25% in any single year, the institution may be placed on provisional certification status. Provisional certification does not limit an institution’s access to Title IV program funds; however, an institution with provisional status is subject to closer review by the Department of Education and may be subject to summary adverse action if it violates Title IV program requirements. If an institution’s default rate exceeds 40%, the institution may lose eligibility to participate in some or all Title IV programs. Capella University’s cohort default rates on FFELP loans for the 2008, 2007, and 2006 federal fiscal years, the three most recent years for which information is available, were 3.3%, 2.5%, and 1.5%, respectively. The average cohort default rates for four-year proprietary institutions nationally were 10.9%, 9.8%, and 8.4% in fiscal years 2008, 2007, and 2006, respectively.

The August 2008 reauthorization of the Higher Education Act included significant revisions to the requirements concerning FFELP and FDLP cohort default rates. Under the revised law, the period for which learners’ defaults on their loans are included in the calculation of an institution’s cohort default rate has been extended by one additional year, which is expected to increase the cohort default rates for most institutions. That change will be effective with the calculation of institutions’ cohort default rates for federal fiscal year 2009, which are expected to be calculated and issued by the Department of Education in 2012. The revised law also increased the threshold for ending an institution’s participation in the relevant Title IV programs from 25% to 30%, effective in 2012. The Department of Education recently released 2008 three-year default rates for borrowers entering repayment between October 1, 2007 and September 30, 2008 and defaulting on or before September 30, 2010. Capella’s three-year default rate for that period was 7.5%. The average cohort default rate for four-year proprietary institutions nationally was 25.0% for the same time period.

If our learners obtain loans under the FDLP, those loans will be combined with our learners’ FFELP loans in calculating our annual student loan cohort default rate. In such case, the potential sanctions discussed in this section would be based on the combined cohort default rate.

Incentive Compensation Rules. As a part of an institution’s program participation agreement with the Department of Education and in accordance with the Higher Education Act, the institution may not provide any commission, bonus or other incentive payment to any person or entity engaged in any learner recruitment, admissions or financial aid awarding activity based directly or indirectly on success in securing enrollments or financial aid. Certain Department of Education regulations clarify the incentive payment rule. The regulations set forth twelve “safe harbors,” which describe payments or arrangements that do not violate the incentive payment rule. Current rulemaking by the Department of Education may result in amendments to these regulations. Failure to comply with the incentive compensation rules could result in loss of eligibility to participate in federal student financial aid programs or financial penalties. Although there can be no assurance that the Department of Education would not find deficiencies in Capella University’s present or former employee compensation and third-party contractual arrangements, we believe that our employee compensation and third-party contractual arrangements comply with the incentive compensation provisions of the Higher Education Act and Department of Education regulations thereunder. In connection with Department of Education rulemaking in 2010, certain modifications to the incentive compensation rules will take effect on July 1, 2011, including elimination of the twelve “safe harbors”.

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

The OIG is responsible for, among other things, promoting the effectiveness and integrity of the Department of Education’s programs and operations. With respect to educational institutions that participate in Title IV funding programs, the OIG conducts its work primarily through compliance audits and investigations. An OIG compliance audit typically focuses on whether an institution administers federal funds in accordance with applicable rules and regulations, whereas an investigation typically indicates a concern regarding potential fraud or abuse involving federal funds. We perform periodic reviews of our compliance with the various applicable regulatory requirements. We have not been notified by any of the various regulatory agencies of any significant noncompliance matters that would adversely impact our ability to participate in Title IV programs, however, the OIG has conducted a compliance audit of Capella University. The audit commenced on April 10, 2006 and we subsequently provided the OIG with periodic information, responded to follow up inquiries and facilitated site visits and access to our records. The OIG completed its field work in January 2007 and the University received a draft audit report on August 23, 2007. Capella University provided written comments on the draft audit report to the OIG on September 25, 2007. On March 7, 2008, the OIG’s final report was issued to the Acting Chief Operating Officer (COO) for Federal Student Aid (FSA), which is responsible for primary oversight of the Title IV funding programs. Capella University responded to the final report on April 8, 2008. Capella University provided FSA staff with certain additional requested information for financial aid years 2002-2003 through 2007-2008. The FSA will subsequently issue final findings and requirements for Capella University. The FSA may take certain actions, including requiring that we refund certain federal student aid funds, requiring us to modify our Title IV administration procedures, and/or requiring us to pay fines or penalties. The possible effects of a finding of a regulatory violation are described in additional detail below in “—Potential Effect of Regulatory Violations.”

Based on the draft audit report, the most significant potential financial exposure from the audit pertains to repayments to the Department of Education that could be required if the OIG concludes that Capella University did not properly calculate the amount of Title IV funds required to be returned for learners that withdrew without providing an official notification of such withdrawal and without engaging in academic activity prior to such withdrawal. If it is determined that Capella University improperly withheld any portion of these funds, Capella University would be required to return the improperly withheld funds. We and the OIG have differing interpretations of the relevant regulations regarding what constitutes engagement in the unofficial withdrawal context. As we interpret the engagement requirement, we currently estimate for the three year audit period, and for the 2005-2006, 2006-2007 and 2007-2008 financial aid years, we estimate that the total amount of Title IV funds not returned for learners who withdrew without providing official notification was approximately $1.0 million, including interest, but not including fines and penalties.

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

Generally, if an institution eligible to participate in Title IV programs adds an educational program after it has been designated as an eligible institution, the institution must apply to the Department of Education to have the additional program designated as eligible. However, a degree-granting institution is not obligated to obtain the Department of Education’s approval of additional programs that lead to an associate, bachelor’s, professional or graduate degree at the same degree level(s) previously approved by the Department of Education. Similarly, an institution is not required to obtain advance approval for new programs that both prepare learners for gainful employment in the same or related recognized occupation as an educational program that has previously been designated as an eligible program at that institution and meet certain minimum-length requirements. However, the Department of Education, as a condition of certification to participate in Title IV programs, can require prior approval of such programs or otherwise restrict the number of programs an institution may add. In the event that an institution that is required to obtain the Department of Education’s express approval for the addition of a new program fails to do so, and erroneously determines that the new educational program is eligible for Title IV program funds, the institution may be liable for repayment of Title IV program funds received by the institution or learners in connection with that program. In connection with Department of Education rulemaking in 2010, certain modifications to Department of Education rules relating to the addition of new programs will take effect on July 1, 2011. Specifically, in addition to state approvals, Department of Education approval may be required for certain new program offerings.

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

As a provider of higher education, we are subject to extensive U.S. regulation on both the federal and state levels. In particular, the Higher Education Act, as reauthorized by the Higher Education Opportunity Act in August 2008, and related regulations impose significant regulatory scrutiny on Capella University, and all other higher education institutions that participate in the various federal student financial aid programs under Title IV of the Higher Education Act (Title IV programs). In 2010, we derived approximately 78% of our revenues (calculated on a cash basis) from Title IV programs, administered by the U.S. Department of Education. A significant percentage of our learners rely on the availability of Title IV program funds to cover their cost of attendance at Capella University and related educational expenses.

These regulatory requirements cover virtually all phases of our operations, including educational program offerings, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to the Department, for learners who withdraw commencement of new educational programs and changes in our corporate structure and ownership.

The Higher Education Act, as reauthorized, mandates specific regulatory responsibilities for each of the following components of the higher education regulatory triad: (1) the U.S. federal government through the U.S. Department of Education; (2) independent accrediting agencies recognized by the U.S. Secretary of Education; and (3) state education regulatory bodies.

The regulations, standards and policies of these regulatory agencies frequently change and are subject to interpretation, particularly where they are crafted for traditional schools rather than our on-line academic delivery model. Changes in, or new interpretations of, applicable laws, regulations, or standards could have a material adverse effect on our accreditation, authorization to operate in various states, permissible activities, receipt of funds under Title IV programs, or costs of doing business. We cannot predict with certainty how all of the requirements applied by these agencies will be interpreted or whether we will be able to comply with these requirements in the future.

If we are found to be in noncompliance with any of these regulations, standards or policies, any one of the relevant regulatory agencies may be able to do one or more of the following:

•	impose monetary fines or penalties;

•	limit or terminate our operations or ability to grant degrees and diplomas;

•	restrict or revoke our accreditation, licensure or other approval to operate;

•	limit, suspend or terminate our eligibility to participate in Title IV programs or state financial aid programs;

•	require repayment of funds received under Title IV programs or state financial aid programs;

•	require us to post a letter of credit with the U.S. Department of Education;

•	subject us to heightened cash monitoring by the U.S. Department of Education;

•

transfer us from the U.S. Department of Education’s advance system of receiving Title IV program funds to its reimbursement system, under which a school must disburse its own funds to learners and document the learners’ eligibility for Title IV program funds before receiving such funds from the U.S. Department of Education;

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

Recent rulemaking by the U.S. Department of Education could result in regulatory changes that materially and adversely affect our business.

In November 2009, the U.S. Department of Education (the Department) convened two new negotiated rulemaking teams related to Title IV program integrity issues and foreign school issues. The team addressing program integrity issues, which included representatives of the various higher education constituencies, was unable to reach consensus on all of the rules addressed by that team. Accordingly, under the negotiated rulemaking protocol, the Department was free to propose rules without regard to the tentative agreement reached regarding certain of the rules. The final program integrity rules address numerous topics. The most significant for our business are the following:

•	Modification of the standards relating to the payment of incentive compensation to employees involved in learner recruitment and enrollment, including executive management;

•	Implementation of standards for state authorization of institutions of higher education; and

•

Adoption of a definition of “gainful employment” for purposes of the requirement for Title IV student financial aid that a program of study offered by a proprietary institution prepare learners for gainful employment in a recognized occupation.

Certain other topics addressed in program integrity rules could also impact our business, including the definition of credit hour for purposes of determining program eligibility for Title IV student financial aid, particularly in the context of distance learning and changes in the calculation of return of Title IV funds based on the last date of learner participation instead of learner drop date. On June 18, 2010, the Department issued a Notice of Proposed Rulemaking (“NPRM”) in respect of the program integrity issues, other than the metrics for determining compliance with the gainful employment requirement. On July 26, 2010, the Department published a separate NPRM in respect of the gainful employment metrics. The Department published final regulations on October 29, 2010, excluding significant sections related to gainful employment metrics which the Department has indicated that it expects to publish in early calendar year 2011. The final regulations, including some reporting and disclosure rules related to gainful employment described below will be effective July 1, 2011.

Incentive Compensation

A school participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in learner recruitment or admissions or awarding of Title IV program funds, if such payments are based directly or indirectly in any part on success in enrolling learners or obtaining student financial aid. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances, but there currently are twelve safe harbors that define specific types of compensation that are deemed to constitute permissible incentive compensation. Currently, we rely on several of these safe harbors to ensure that our compensation and recruitment practices comply with the applicable requirements.

In the final regulations adopted by the Department, these twelve safe harbors are eliminated and, in lieu of the safe harbors, some of the relevant concepts relating to the incentive compensation limitations are defined. These changes increase the uncertainty about what constitutes incentive compensation and which employees are covered by the regulation. This makes the development of effective and compliant performance metrics, including those applicable to the Company’s executive management, more difficult to establish. In response to the Department’s concern about the impact of compensation structures that rely on the current safe harbors and in order to enhance the admissions process for our learners, in 2010 we began considering an alternative compensation structure for our admissions personnel. We developed this new structure, which we believe complies with the Department’s new rule, over the past twelve months and implemented it on a broad scale during at the end of 2010. In connection with this, we eliminated enrollment results as a component of compensation for our admissions personnel effective January 1, 2011, a practice previously allowed under the safe harbors.

We believe this change in our approach to recruiting, with reduced emphasis on enrollment and increased emphasis on improving the learner experience, may have adversely impacted our enrollment rates, particularly in the near-term, and increase our operating costs, perhaps materially. We believe this change is in the best interests of our learners and it is consistent with our consultative approach with prospective learners and our on-going efforts to lead the industry in addressing the concerns of the Department and others, including members of Congress, about admissions practices in the proprietary sector.

State Authorization

In the U.S., institutions that participate in Title IV programs must be authorized to operate by the appropriate postsecondary regulatory authority in each state where the institution has a physical presence, or be exempt from such regulatory authorization, usually based on recognized accreditation. As of December 31, 2010, Capella University is authorized to operate in 18 states. In certain states, Capella University is qualified to operate without specific state regulatory approval due to available state exemptions that permit such operation if certain programmatic or other accreditation criteria are met. Under new regulations adopted by the U.S. Department of

Education, we may be required to seek and obtain specific regulatory approval to operate in some of those states and would no longer be entitled to rely on available exemptions based on accreditation. We have no assurance that any such state would be willing or able to adopt such additional statutes or regulations or that we would be able to complete the approval process in such state in order to obtain specific state regulatory approval before the effective date of the final regulations on July 1, 2011. While there are annual waivers available in the final regulations that could allow us to continue to operate without specific state approvals through July 1, 2013, we have no assurance that the waivers will be granted. If we experience a delay in obtaining or cannot obtain these approvals or waivers, our business could be adversely impacted. As a result, the manner in which the Department’s final regulation will apply to our business, and the impact of such regulation on our business, is uncertain. If we are unable to operate in a manner that would preserve Title IV eligibility for our learners in impacted states, our business could be materially and adversely impacted.

Gainful Employment

Under the Higher Education Act, as reauthorized, proprietary schools are eligible to participate in Title IV programs only in respect of educational programs that lead to “gainful employment in a recognized occupation.” Historically, this concept has not been defined in detailed regulations. On October 29, 2010, the Department published final regulations covering a portion of the proposed gainful employment rules with an effective date of July 1, 2011. These rules would require proprietary institutions of higher education and public or not-for profit institutions offering postsecondary non-degree programs to provide prospective learners with each eligible program’s occupations, costs, completion rate, job placement rate, and median loan debt of program completers. Institutions must annually submit information to the Department on learners who complete a program leading to gainful employment in a recognized occupation, including learner and program information, amount from private loans or institutional finance plans, matriculation information, and end of year enrollment information. Additionally, the final regulations require institutions to notify the Department at least 90 days before the first day of class when it intends to offer new educational programs leading to gainful employment in recognized occupations. New program notification includes information on the demand for the program, wage analysis, institutional program review and approval process, and demonstration of approval through the schools accreditation. Unless the Department requires approval for new programs, a school is not required to get approval after notification is submitted. If such approval is required, an alert notice will be sent to the school at least 30 days before the first day of class with a request for additional information. If a new program is denied, the Department will explain how the program failed and provide an opportunity for the school to respond or request reconsideration.

In its July 26, 2010 NPRM, the U.S. Department of Education published proposed rules that would define gainful employment in detail, which rules would apply on a program-by-program basis. The Department has indicated that it expects to publish final regulations related to gainful employment metrics in early calendar year 2011. Under the July 26, 2010 proposed rules, gainful employment in respect of a particular program would be defined by reference to two debt-related tests: one based on student debt service-to-income ratios for program graduates, and the other based on learner loan repayment rates for program enrollees. Based on the application of these tests, a program may be eligible to participate in Title IV programs without restriction, may be eligible to participate with disclosure requirements, may be on restricted status and only able to participate with material restrictions (including enrollment limitations), or may be ineligible to participate.

The proposed debt service-to-income test measures the median annual student loan debt service of graduates of a program, as a percentage of their average annual earnings and/or their “discretionary income” (as defined), in each case measured over the preceding three years or, in some cases, the three years prior to the preceding three years. The proposed loan repayment test measures the loan repayment rate for former enrollees in (and not just graduates of) a program. The repayment rate is calculated as a percentage of all program enrollee Title IV loans that entered into repayment during the preceding four federal fiscal years that are in current repayment status, determined on a dollar weighted basis by reference to the original principal amount of such loans. A loan would be considered to be in current status if it has been fully repaid or debt service has been paid such that the principal was reduced during the preceding federal fiscal year.

Under the proposed tests, if a program’s median annual student loan debt service is less than 8% of average annual earnings or less than 20% of average annual discretionary income, and the program’s loan repayment rate is at least 45%, the program would be eligible to participate in Title IV programs with no new disclosure requirements. If a program’s median annual student loan debt service is above 12% of average annual earnings and above 30% of average annual discretionary income based on the preceding three years, and the program’s loan repayment rate is below 35%, the program would be ineligible to participate in Title IV programs. Programs with test results between these two extremes would, depending on the precise test outcomes, either be eligible to participate with disclosure requirements, or be placed on restricted status and only eligible to participate with material restrictions (including enrollment limitations).

The proposed rules provide for a two-year phase-in. For the award year beginning July 1, 2012, only the lowest-performing programs accounting for 5% of all graduates during the prior year would be subject to losing eligibility. The full application of the eligibility rules would commence with the award year beginning July 1, 2013.

The above descriptions of the proposed gainful employment rules are qualified in their entirety by the text of the proposed rules, available at http://www2.ed.gov/legislation/FedRegister/proprule/2010-3/072610a.pdf. These proposed rules are complex and their application involves many interpretive and other issues, not all of which may be addressed in any final rulemaking.

If these rules are adopted in the form proposed, certain of our programs may be ineligible for Title IV funding or restricted because they do not meet at least one of the specified tests. In addition, the continuing eligibility of our educational programs for Title IV funding would be at risk due to factors beyond our control, such as changes in the income level of our graduates, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former learners who are currently in repayment of their student loans, and other factors. The exposure to these external factors would hinder our ability to effectively manage our business. If a particular program ceased to be eligible for Title IV funding, in most cases it would not be practical to continue offering that program under our current business model. Adoption of the regulations in the form proposed could result in a significant realignment of the types of educational programs that are offered by us and by other proprietary institutions, in order to comply with the rules or, most prominently, to avoid the uncertainty associated with compliance over time. This realignment could reduce our enrollment, perhaps materially.

The Department has not provided access to the income and debt service information sufficient to determine the impact of these proposed gainful employment rules on our programs. In August 2010, the Department published estimated loan repayment rates for all educational institutions participating in Title IV programs, determined on an institution-wide basis. The reported estimated rate for Capella University was 40%. The actual application of the proposed loan repayment rate test would be done on a program-by-program basis and, therefore, the estimated rate for the institution is only a general guide for informational purposes.

We cannot predict the form of the rules on gainful employment metrics that ultimately may be adopted by the Department following public comment. Compliance with these gainful employment rules could reduce our enrollment, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs could reduce our learner population and increase our costs of operation.

The U.S. Congress must periodically reauthorize the Higher Education Act and annually determine the funding level for each Title IV program. In 2008, the Higher Education Act was reauthorized through September 30, 2013 by the Higher Education Opportunity Act. Changes to the Higher Education Act are likely to result from subsequent reauthorizations, and the scope and substance of any such changes cannot be predicted. In recent months, there has been increased focus by the U.S. Congress on the role that proprietary educational institutions play in higher education. On June 17, 2010, the Education and Labor Committee of the U.S. House of Representatives held a hearing to examine the manner in which accrediting agencies review higher education institutions’ policies on credit hours and program length. This followed a report from the Office of the Inspector General of the U.S. Department of Education in December 2009 criticizing the accreditation of a proprietary school by a regional accrediting body and requesting that the Department review the appropriateness of its recognition of the accrediting body. On June 24, 2010, the Health, Education, Labor and Pensions Committee of the U.S. Senate (“HELP Committee”) released a report, entitled, “Emerging Risk?: An Overview of Growth, Spending, Student Debt and Unanswered Questions in For-Profit Higher Education” and held the first in a series of hearings to examine the proprietary education sector. Earlier, the Chairmen of each of these education committees, together with other members of Congress, requested the Government Accountability Office (“GAO”) to conduct a review and prepare a report with recommendations regarding various aspects of the proprietary sector, including recruitment practices, educational quality, learner outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions’ revenue is composed of Title IV and other federal funding sources. The results of a portion of this review by the GAO were reported at a HELP Committee hearing on August 4, 2010, entitled, “For Profit Schools: The Student Recruitment Experience.” Senator Tom Harkin, the Chairman of the HELP Committee, stated at the August hearing that he is concerned about the practices of proprietary schools, the increasing amount of Title IV funding received by the proprietary sector and the effectiveness of accrediting bodies in ensuring academic and other standards. In addition, Senator Harkin has stated that the recently proposed regulations by the Department of Education regarding incentive compensation of recruiting personnel, gainful employment standards and other matters, while useful, are only a start to addressing the problems he perceives in the sector. Following the August hearing, Senator Harkin requested a broad range of detailed information from 30 proprietary institutions, including Capella University. We have been and intend to continue being responsive to the requests of the HELP Committee. On September 30, 2010, the HELP Committee held a third hearing and Senator Harkin’s staff released a memorandum entitled “The Return on the Federal Investment in For-Profit Education: Debt Without a Diploma.” On December 8, 2010, Senator Harkin’s staff released a memorandum entitled “Benefitting Whom? For-Profit Education Companies and the Growth of Military Educational Benefits.”

We cannot predict what legislation, if any, will emanate from these Congressional committee hearings or what impact any such legislation might have on the proprietary education sector and our business in particular. Any action by Congress that significantly reduces Title IV program funding or the eligibility of Capella University or our learners to participate in Title IV programs would have a material adverse effect on our financial condition, results of operations and cash flows. Congressional action could also require us to modify our practices in ways that could increase our administrative costs, harm our reputation and reduce our profit margin, which could have a material adverse effect on our financial condition, results of operations and cash flows.

If the U.S. Congress significantly reduced the amount of available Title IV program funding, we would attempt to arrange for alternative sources of financial aid for our learners, which may include lending funds directly to our learners, but it is unlikely that private sources would be able to provide as much funding to our learners on as favorable terms as is currently provided by Title IV. In addition, private organizations could require us to guarantee all or part of this assistance and we might incur other additional costs. For these reasons, private, alternative sources of student financial aid would only partly offset, if at all, the impact on our business of reduced Title IV program funding.

We would lose our eligibility to participate in federal student financial aid programs if the percentage of our revenues derived from those programs is too high, in which event we could not conduct our business as it is currently conducted.

A requirement of the Higher Education Act, as reauthorized by the Higher Education Opportunity Act, commonly referred to as the “90/10 Rule”, applies only to proprietary institutions of higher education, which includes Capella University. Under this rule, a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs. An institution that derives more than 90% of its revenue from Title IV programs for any single fiscal year will be automatically placed on provisional certification for two fiscal years and will be subject to possible additional sanctions determined to be appropriate under the circumstances by the U.S. Department of Education in the exercise of its broad discretion. While the Department has broad discretion to impose additional sanctions on such an institution, there is only limited precedent available to predict what those sanctions might be, particularly in the current regulatory environment. The Department could specify any additional conditions as a part of the provisional certification and the institution’s continued participation in Title IV programs. These conditions may include, among other things, restrictions on the total amount of Title IV program funds that may be distributed to learners attending the institution; restrictions on programmatic and geographic expansion; requirements to obtain and post letters of credit; additional reporting requirements to include additional interim financial reporting; or any other conditions imposed by the Department. Should an institution be subject to a provisional certification at the time that its current program participation agreement expired, the effect on recertification of the institution or continued eligibility in Title IV programs pending recertification is uncertain. An institution that derives more than 90% of its revenue from Title IV programs for two consecutive fiscal years will be ineligible to participate in Title IV programs for at least two fiscal years. Capella University is required to calculate this percentage at the end of each fiscal year; as of December 31, 2010, our percentage was 78%. If an institution is determined to be ineligible to participate in Title IV programs due to the 90/10 Rule, any disbursements of Title IV program funds while ineligible must be repaid to the Department.

The 90/10 Rule percentage for Capella University has increased over the past several fiscal years and we expect further increases in the near term. These increases are primarily attributable to the following factors:

•

Increased student loan limits. The Ensuring Continued Access to Student Loans Act of 2008 increased the annual loan limits on federal unsubsidized student loans by $2,000 for the majority of our learners enrolled in associate’s and bachelor’s degree programs, and also increased the aggregate loan limits (over the course of a learner’s education) on total federal student loans for certain learners. The increase in student loan limits has increased the amount of Title IV program funds available to and used by our learners to pay tuition, fees and other costs. In 2008, the Department granted a three year exclusion to the 90/10 Rule for the increased annual loan limits on federal unsubsidized student loans for associate and bachelor’s learners. This exclusion is expected to expire in June 2011 and will likely increase the proportion of our revenue deemed to be from Title IV programs.

•

Increase in Pell Grants. The eligibility for and maximum amount of Pell Grants have increased in each of the past three years. In addition, the Higher Education Opportunity Act of 2008 further increased the availability of Pell Grants by permitting additional disbursements for learners who are continuously enrolled. These changes further increase the amount of Title IV program funds available to and used by our learners to pay tuition, fees and other costs, which, in turn, has further increased the proportion of our revenue deemed to be from Title IV programs.

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

If the U.S. Congress significantly reduced the amount of available Title IV program funding, we would attempt to arrange for alternative sources of financial aid for our learners. We cannot assure that one or more private organizations would be willing or able to provide loans to learners attending Capella University, or that the interest rate and other terms of such loans would be as favorable as for Title IV program loans or acceptable to our learners, and therefore our enrollment could be materially impacted. In addition, private organizations could require us to guarantee all or part of this assistance and we might incur other additional costs. If we provided more direct financial assistance to our learners, we would incur additional costs and assume increased credit risks, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The audit commenced on April 10, 2006 and we subsequently provided the OIG with periodic information, responded to follow up inquiries and facilitated site visits and access to our records. The OIG completed its field work in January 2007 and we received a draft audit report on August 23, 2007. Capella University provided written comments on the draft audit report to the OIG on September 25, 2007. On March 7, 2008, the OIG’s final report was issued to the Acting Chief Operating Officer (COO) for Federal Student Aid (FSA), which is responsible for primary oversight of the Title IV funding programs. The Company responded to the final report on April 8, 2008. In 2009, the Company provided FSA staff with certain requested information for financial aid years 2002-2003 through 2007-2008. The FSA will subsequently issue final findings and requirements for Capella University. The FSA may take certain actions, including requiring that we refund certain federal student aid funds, modify our Title IV administration procedures and pay fines or penalties.

The audit primarily focused on whether we properly calculated the amount of Title IV funds required to be returned for learners who withdrew from Capella University without providing an official notification of withdrawal and without engaging in the course room prior to such withdrawal. In its final report, the OIG identified learners for whom it believes proper returns of Title IV funds were not made. Based on the final audit report, the most significant potential financial exposure from the audit relates to repayments to the Department of Education that could be required if the FSA concludes that the Company did not properly calculate the amount of Title IV funds required to be returned for learners that withdrew from Capella University without providing an official notification of such withdrawal and without engaging in the course room prior to such withdrawal. If the FSA determines that Capella University improperly withheld any portion of these funds, Capella University would be required to return the improperly withheld funds. We and the OIG have differing interpretations of the relevant regulations regarding what constitutes engagement in the unofficial withdrawal context. As we interpret the engagement requirement, we currently estimate that for the three year audit period, and for the subsequent aid years through 2007-2008, the total amount of Title IV funds not returned—for learners who withdrew without providing official notification and without engaging as required by the relevant regulations—was approximately $1.0 million including interest, but not including fines and penalties.

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

The loss of accreditation would, among other things, render our learners and us ineligible to participate in Title IV programs, reduce the marketability of a Capella degree, affect our authorization to operate in certain states and decrease learner demand. If Capella University became ineligible to participate in Title IV programs, we could not conduct our business as it is currently conducted and it would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Current rulemaking by the Department of Education has amended the return of funds regulations to require an institution to determine the amount of Title IV program funds that a learner “earned” based on when the learner stopped participating in the course instead of when the learner withdrew from the course. The amended regulation goes into effect on July 1, 2011 and may have an impact on our systems and process and to our operations and cash flows.

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

Capella University is subject to extensive regulations by the states in which it is authorized or licensed to operate. In addition to Minnesota, Capella University is authorized or licensed in 17 states for all or some of its programs because we have determined that our activities in these states constitute a physical presence or otherwise require authorization or licensure by the respective state higher educational agencies. In some cases, the licensure or authorization to operate is only for specific programs. In the majority of these states, Capella University has determined that separate licensure or authorization for its certificate programs is not necessary, although approval of certificate programs is required and has been obtained from certain states. State laws typically establish standards for instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations and other operational matters. State laws and regulations may limit our ability to offer educational programs and award degrees. Some states may also prescribe financial regulations that are different from those of the Department of Education. Capella University is required to post surety bonds in several states.

Recently, we have experienced heightened regulatory and licensure-related pressures impacting certain programs in a few states, including New York and North Carolina. If these pressures continue in the future, it could have a material impact on our enrollments, revenue, results of operations and cash flow. If we fail to comply with state licensing or authorization requirements, we may be subject to the loss of state licensure or authorization. Loss of authorization in one or more states could increase the likelihood of additional scrutiny and potential loss of operating and/or degree granting authority in other states in which we operate, which would further impact our business.

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

Risks Related to Our Business

Ongoing and contemplated changes to our business may adversely affect our ability to grow or maintain profitability, financial condition, results of operations and cash flows.

Our ability to grow or maintain our profitability depends on a number of factors, including our ability to obtain and maintain regulatory approvals, our ability to attract and retain learners, our ability to maintain operating margins, our ability to recruit and retain high quality academic and administrative personnel and competitive factors. In addition, growth may place a significant strain on our resources and increase demands on our management information and reporting systems, financial management controls, and personnel. It cannot be assured that we will have adequate capacity to accommodate growth or that we will be able to manage further growth effectively. Failure to do so could adversely affect our business, financial condition, results of operations and cash flows.

In order to increase our focus on improving the learner experience and attracting learners who are more likely to persist in our programs, we have recently implemented various measures that are likely to adversely affect our growth and profitability, at least in the near term, including the following:

•	Upgrading our learning and data platforms;

•

Adopting new tools to better support learners’ education financing decisions, such as our Responsible Borrowing Calculator, which is designed to help learners calculate the amount of learner borrowing necessary to achieve their educational objectives and to motivate them to not incur unnecessary student loan debt;

•

Transitioning our marketing approaches to more effectively identify learners who have the ability to succeed in our educational programs, including reduced emphasis on the utilization of third parties for lead generation;

•	Requiring all learners who enroll in Capella University without transfer credits to complete an academic readiness pre-assessment; and

•

Better aligning our enrollment, admissions and other employees to our learners’ success by redefining roles and responsibilities, resetting individual objectives and measures and implementing new compensation structures, including eliminating all enrollment factors in our admissions personnel compensation structure effective January 1, 2011. See Risks Related to the Highly Regulated Industry in Which We Operate — Pending rulemaking by the U.S. Department of Education could result in regulatory changes that materially and adversely affect our business, above.

Each of these changes could adversely impact our business, especially in the near term. In combination, these changes may have a more pronounced adverse impact on our business, financial condition, results of operations and cash flows, particularly in the near term.

Our financial performance depends in part on our ability to keep pace with current market needs and to update and expand the content of existing programs and develop new programs and specializations on a timely basis and in a cost-effective manner.

The updates and expansions of our existing programs and the development of new programs and specializations may not be accepted by existing or prospective learners or the employers of our graduates. If we cannot respond to changes in market requirements, our business may be adversely affected. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as learners require or as quickly as our competitors introduce competing programs. In addition, we may be unable to obtain specialized accreditations or licensures that may make certain programs desirable to learners. To offer a new academic program, we may be required to obtain appropriate federal, state and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. In addition, the new program approval procedures under the recent Department of Education rulemaking may considerably impact our process and timing for new program launches. If we are unable to respond adequately to changes in market requirements due to regulatory or financial constraints, rapid technological changes or other factors, our ability to attract and retain learners could be impaired, the rates at which our graduates obtain jobs involving their fields of study could suffer, and our business, financial condition, results of operations and cash flows could be adversely affected.

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

Certain of our programs have specialized accreditations; our business may be adversely impacted if we are unable to obtain such accreditations in the future, or if such accreditations impose requirements that impact other aspects of our business.

Certain of our programs, especially at the master’s and doctorate level, have specialized accreditations which are desirable to our learners and may be important to learners obtaining licensure in their chosen field of study. If we are unable to obtain or renew such accreditations in the future, our programs will be less attractive to prospective learners and our current learners in such programs will be negatively impacted. In addition, these specialized accrediting bodies may impose requirements which adversely impact our business, such as imposing specific faculty to learner ratios or dictating the way in which we name and market related programs, such as we have recently experienced with CACREP and our mental health counseling programs. In any of these situations, our business, financial condition, results of operations and cash flows could be adversely affected.

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

We may not be able to compete successfully against current or future competitors and may face competitive pressures that could adversely affect our business or results of operations. For example, as the market continues to mature, certain of our competitors have begun to reduce tuition rates. We may therefore be required to reduce our tuition or increase spending in response to competition to retain or attract learners or pursue new market opportunities. In addition, certain of our competitors have recently announced plans to target markets and learners that we have historically served, and these actions could increase costs and decrease our enrollments and revenue. We may also face increased competition in maintaining and developing new marketing relationships with corporations, particularly as corporations become more selective as to which online universities they will encourage their current employees to attend and from which online universities they will hire prospective employees. These competitive factors could cause our enrollments, revenues and profitability to significantly decrease.

If we fail to maintain adequate systems and processes to detect and prevent fraudulent activity in learner enrollment and financial aid, our business could be adversely impacted.

As we continue to grow, we are susceptible to an increased risk of fraudulent activity by outside parties with respect to learner enrollment and student financial aid programs. While we believe past incidents of fraudulent activity have been relatively isolated, we cannot be certain that our systems and processes will always be adequate in the face of increasingly sophisticated and ever-changing fraud schemes. The potential for outside parties to perpetrate fraud in connection with the award and disbursement of Title IV program funds, including as a result of identity theft, may be heightened due to our nature as an online education provider. We must maintain systems and processes to identify and prevent fraudulent applications for enrollment and financial aid. Efforts we take to identify and prevent fraudulent applications may also impose additional processes on potential legitimate learners, as well, which could adversely affect our enrollments, revenue, business, financial condition, results of operations and cash flows.

The Department of Education requires institutions that participate in Title IV programs to refer to the Office of the Inspector General of the Department of Education any credible information indicating that any applicant, employee, third-party servicer, or agent of the institution that acts in a capacity that involves administration of the Title IV programs has been engaged in any fraud or other illegal conduct involving Title IV programs. If the systems and processes that we have established to detect and prevent fraud are inadequate, the Department of Education may find that we do not satisfy its “administrative capability” requirements. This could result in our being limited in our access to, or our losing, Title IV program funding, which would adversely affect our enrollment, revenues and results of operations. In addition, our ability to participate in Title IV programs is conditioned on our maintaining accreditation by an accrediting agency that is recognized by the Secretary of Education. Any significant failure to adequately detect fraudulent activity related to learner enrollment and financial aid could cause us to fail to meet our accrediting agencies’ standards. Furthermore, under the HEA, accrediting agencies that evaluate institutions that offer distance learning programs, as we do, must require such institutions to have processes through which the institution establishes that a learner who registers for a distance education program is the same learner who participates in and receives credit for the program. Failure to meet our accrediting agencies’ standards could result in the loss of accreditation at the discretion of our accrediting agencies, which could result in a loss of our eligibility to participate in Title IV programs and would adversely affect our business, financial condition, results of operations and cash flows.

If we are unable to successfully conclude our pending securities class action litigation, our business, financial condition, results of operations and cash flows could be adversely affected.

We and certain of our current and former directors and executive officers have been named as defendants in a federal securities class action litigation lawsuit. On November 5, 2010, a purported securities class action lawsuit, captioned Police Pension Fund of Peoria, Individually, and on Behalf of All Others Similarly Situated v. Capella Education Company, J. Kevin Gilligan and Lois M. Martin, was filed in the U.S. District Court for the District of Minnesota. The complaint names us and certain senior executives as defendants, and alleges we and the named defendants made false or misleading public statements about our business and prospects during the time period from February 16, 2010 through August 13, 2010 in violation of federal securities laws, and that these statements artificially inflated the trading price of our common stock to the detriment of shareholders who purchased shares during that time. The plaintiff seeks compensatory damages for the purported class. Since that time, substantially similar complaints making similar allegations against the same defendants for the same purported class period have been filed with the federal court. We have not yet responded to these complaints and anticipate that pursuant to the Private Securities Litigation Reform Act of 1995, the Court will appoint a lead plaintiff and lead counsel pursuant to the provisions of that law, and eventually a consolidated amended complaint will be filed.

We cannot predict the ultimate outcome of this litigation and expect to incur significant defense costs and other expenses in connection with it. Such costs and expenses could have a material adverse effect on our business, financial condition, results of operations and cash flows and the market price of our common stock. We may be required to pay substantial damages or settlement costs in excess of our insurance coverage related to these claims, any of which could have a further material adverse effect on our business, financial condition, results of operations and cash flows. An adverse outcome of this litigation could also materially and adversely affect our reputation, licenses, accreditation, and eligibility to participate in Title IV programs.

We may not be able to return to our historic revenue and enrollment growth rates or maintain our operating margin growth rate, and we may not be able to manage future growth effectively.

Our ability to return to our historic growth or maintain profitability depends on a number of factors, including our ability to obtain and maintain regulatory approvals, our ability to attract and retain learners, our ability to maintain operating margins, our ability to recruit and retain high quality academic and administrative personnel and competitive factors. In addition, growth may place a strain on our resources and increase demands on our management information and reporting systems, financial management controls, and personnel, which could adversely affect our business, financial condition, results of operations and cash flows.

We may not be able to successfully identify, pursue or integrate joint ventures, partnerships or acquisitions; joint ventures, partnerships or acquisitions may result in additional debt or dilution to our shareholders.

As part of our growth strategy, we may consider joint ventures, partnerships or acquisition opportunities in the U.S. and worldwide. Joint ventures, partnerships and acquisitions are inherently risky. We cannot be certain that any future joint ventures, partnerships or acquisitions will be successful and will not materially adversely affect our business, financial condition, results of operations and cash flows. We may not be able to identify suitable opportunities, partner or acquire institutions on favorable terms, or successfully integrate or profitably operate acquired institutions. Future transactions may involve use of our cash resources, issuance of equity or debt securities, incurrence of other forms of debt or a significant increase in our financial leverage, which could adversely affect our business, financial condition, results of operations and cash flows, especially if the cash flows associated with any joint venture, partnership or acquisition are not sufficient to cover the additional debt service. If we issue equity securities as consideration in a joint venture, partnership or an acquisition, current shareholders’ percentage ownership and earnings per share may be diluted. In addition, our joint venture, partnership or acquisition of an educational institution could be considered a change in ownership and control of the acquired institution under applicable regulatory standards. For such a joint venture, partnership or an acquisition in the U.S., we may need approval from the U.S. Department of Education and applicable state agencies and accrediting agencies and possibly other regulatory bodies. Any such joint ventures, partnerships or acquisitions outside the U.S. would subject us to risks inherent in international operations. Our inability to obtain such approvals with respect to a completed joint venture, partnership or an acquisition could have a material adverse effect on our business, financial condition, results of operations and cash flows.

System disruptions and vulnerability from security risks to our online computer networks could impact our business and financial performance and damage the reputation of Capella University, limiting our ability to attract and retain learners.

The performance and reliability of our technology infrastructure is critical to our reputation and ability to attract and retain learners. Any system error or failure, or a sudden and significant increase in bandwidth usage, could result in the unavailability of our course room platform, damaging our business and financial performance and the reputation of Capella University. Our technology infrastructure could be vulnerable to interruption or malfunction due to events beyond our control, including natural disasters, terrorist activities and telecommunications failures. We have only limited redundancies in our core computer network infrastructure, which is concentrated in a single geographic area. If we experience a catastrophic failure or unavailability for any reason of our principal data center, we may need to replicate the function of this data center at our existing remote data facility or elsewhere, which may require expensive and time-consuming equipping and restoring activities. The disruption from such an event could significantly impact our operations and have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

We may experience interruptions or failures in our computer systems as a result of ongoing maintenance of and enhancements to our enterprise resource planning system, course room platform, and/or server system. Any interruption to our technology infrastructure could have a material adverse effect on our ability to attract and retain learners and could require us to incur additional expenses to correct or mitigate the interruption.

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

Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. Capella University collects, uses and retains large amounts of personal information regarding our learners and their families, including social security numbers, tax return information, personal and family financial data and credit card numbers. We also collect and maintain personal information of our employees in the ordinary course of our business. Some of this personal information is held and managed by certain of our vendors. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of learner or employee privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of learner or employee privacy. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches and restrict our use of personal information. We cannot guarantee that a breach, loss or theft of personal information will not occur. A breach, theft or loss of personal information regarding our learners and their families or our employees that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in liability under state and federal privacy statutes and legal actions by state attorneys, general and private litigants, and any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may experience increased costs, reduced margins and an increase in bad debt expense if the proportion of our learners who are enrolled in our bachelor’s degree programs continues to increase.

Our bachelor’s degree programs are currently growing at a faster rate than our doctoral or master’s degree programs. This bachelor’s degree growth has caused the proportion of our learners enrolled in bachelor’s degree programs to increase, while the proportion enrolled in our doctoral programs has decreased. This mix shift may continue in the future, and we may experience certain negative consequences, such as decreased revenue per learner, higher cost per new enrollment, lower retention rates and/or higher learner services costs, higher default rates, an increase in our learner loan cohort default rate, an increase in bad debt expense, an increase in the percentage of our revenue derived from Title IV funding under the 90/10 Rules, more limited ability to implement tuition price increases and other effects that may adversely affect our operating results. Similarly we could experience the same impact from other changes in our business model, such as a potential change to permit a deferred payment schedule for certain of our learners, or a change in the timing of financial aid disbursements.

We rely on exclusive proprietary rights and intellectual property that may not be adequately protected under current laws, and we encounter disputes from time to time relating to our use of intellectual property of third parties.

Our success depends in part on our ability to protect our proprietary rights. We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names and agreements to protect our proprietary rights. We rely on service mark and trademark protection in the United States and select foreign jurisdictions to protect our rights to the marks “CAPELLA,” “CAPELLA EDUCATION COMPANY,” and “CAPELLA UNIVERSITY,” as well as distinctive logos and other marks associated with our services. We rely on agreements under which we obtain rights to use course content developed by faculty members and other third-party content experts. We cannot guarantee that these measures will be adequate, that we have secured, or will be able to secure, appropriate protections for all of our proprietary rights in the United States or select foreign jurisdictions, or that third parties will not infringe upon or violate our proprietary rights. Despite our efforts to protect these rights, unauthorized third parties may attempt to duplicate or copy the proprietary aspects of our curricula, online resource material and other content. Our management’s attention may be diverted by these attempts and we may need to use funds in litigation to protect our proprietary rights against any infringement or violation, which could have a material adverse affect on our business, financial condition, results of operation and cash flows.

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

The U.S. and much of the world economy are in a recession. In addition, homeowners in the U.S. have experienced an unprecedented reduction in wealth due to the decline in residential real estate values across much of the country. These events, particularly unemployment and residential real estate financing challenges, may reduce the number of courses taken simultaneously by each of our learners or otherwise reduce the demand for our programs and colloquia among learners, including among learners who receive financial aid and determine they are unwilling to incur additional debt during current economic conditions, regardless of financial aid availability. Further, these events may reduce the willingness of employers to sponsor educational opportunities for their employees. To the extent the economic downturn has increased demand for our programs, a subsequent economic recovery may eliminate this effect and reduce such demand as fewer potential learners seek to advance their education. Any of these events could materially and adversely affect our business, financial condition, results of operations and cash flows. In addition, these events could adversely affect the ability or willingness of our former learners to repay student loans, which could increase our student loan cohort default rate and require increased time, attention and resources to manage these defaults.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters occupies approximately 425,000 square feet in Minneapolis, Minnesota, under a lease that expires in October 2015. Options exist under that lease to allow us to occupy up to 85,000 additional square feet over the next three years. Renewal terms under this lease allow for us to extend the current lease for up to two additional five-year terms. We believe our existing facilities are adequate for current requirements and that additional space can be obtained on commercially reasonable terms to meet future requirements, if any.

Item 3.	Legal Proceedings

On November 5, 2010, a purported securities class action lawsuit, captioned Police Pension Fund of Peoria, Individually, and on Behalf of All Others Similarly Situated v. Capella Education Company, J. Kevin Gilligan and Lois M. Martin, was filed in the U.S. District Court for the District of Minnesota. The complaint names us and certain senior executives as defendants, and alleges we and the named defendants made false or misleading public statements about our business and prospects during the time period from February 16, 2010 through August 13, 2010 in violation of federal securities laws, and that these statements artificially inflated the trading price of our common stock to the detriment of shareholders who purchased shares during that time. The plaintiff seeks compensatory damages for the purported class. Since that time, substantially similar complaints making similar allegations against the same defendants for the same purported class period have been filed with the federal court. We have not yet responded to these complaints and anticipate that pursuant to the Private Securities Litigation Reform Act of 1995, the Court will appoint a lead plaintiff and lead counsel pursuant to the provisions of that law, and eventually a consolidated amended complaint will be filed. We anticipate that the plaintiffs will seek substantial damages.

Discovery in this case has not yet begun. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action and, accordingly, have not accrued any liability associated with this action.

From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.	Removed and reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “CPLA.” The following table sets forth, for the periods indicated, the high and low sales price of the Company’s common stock as reported on the Nasdaq Global Market.

	High	Low
2010
First Quarter (January 1, 2010 – March 31, 2010)	$93.90	$67.40
Second Quarter (April 1, 2010 – June 30, 2010)	$98.01	$77.57
Third Quarter (July 1, 2010 – September 30, 2010)	$96.51	$56.44
Fourth Quarter (October 1, 2010 – December 31, 2010)	$82.95	$51.66

2009
First Quarter (January 1, 2009 – March 31, 2009)	$61.96	$45.15
Second Quarter (April 1, 2009 – June 30, 2009)	$60.66	$46.37
Third Quarter (July 1, 2009 – September 30, 2009)	$67.95	$54.71
Fourth Quarter (October 1, 2009 – December 31, 2009)	$77.78	$67.00

Holders

As of January 31, 2011, there were approximately 29 holders of record of our common stock.

Dividends

Except for the special distribution paid in connection with our IPO in 2006, we have not declared or paid, and do not anticipate declaring or paying, any cash dividends on our common stock in the foreseeable future. The payment of any dividends in the future will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, earnings, capital requirements, contractual restrictions, outstanding indebtedness and other factors deemed relevant by our board of directors.

Performance Graph

The following graph shows a comparison from November 10, 2006 (the date our common stock commenced trading on the Nasdaq Global Market) through December 31, 2010 of cumulative total return for our common stock, companies we deem to be in our industry peer group, and the Nasdaq Composite Index. The companies included in the industry peer group consist of American Public Education, Inc. (APEI), Apollo Group, Inc. (APOL), ITT Education Services, Inc. (ESI), and Strayer Education, Inc. (STRA). There were no changes to our industry peer group in 2010. APEI became a public company and commenced trading their common stock on November 9, 2007; therefore, we commenced including them in our peer group as of that date. The returns set forth on the following graph are based on historical results and are not intended to suggest future performance. The performance graph assumes $100 was invested on November 10, 2006 in either our common stock, the companies in our peer group, or the Nasdaq Composite Index. Data for the Nasdaq Composite and our peer group assume reinvestment of dividends. There has not been a record date for dividends to be paid on our common stock since it commenced trading on the Nasdaq Global Market, and we have no present plans to declare any dividends.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended December 31, 2010, the Company repurchased 0.2 million shares of common stock under its repurchase program. The Company’s repurchase program was announced on July 30, 2008 for repurchases up to an aggregate amount of $60.0 million in value of common stock with no expiration date. In August 2010, the Company had $14.4 million remaining authorized repurchases under the program and the Company received authorization from the Board of Directors for an additional $60.6 million in repurchases, resulting in total authorization for additional repurchases up to an aggregate amount of $75.0 million in value of common stock. As of December 31, 2010, the Company had repurchased 1.2 million shares under this program at an average price of $63.06 for total consideration of $72.8 million. The Company’s remaining authorization for common stock repurchases was $47.9 million at December 31, 2010.

A summary of the Company’s share repurchases during the quarter is set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
10/1/2010 to 10/31/2010	26,340	$54.46	26,340	$59,780,853
11/1/2010 to 11/30/2010	209,649	$54.86	209,649	$48,279,608
12/1/2010 to 12/31/2010	6,175	$60.37	6,175	$47,906,737

Total	242,164	$54.96	242,164	$47,906,737

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated financial and operating data as of the dates and for the periods indicated. You should read this data together with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of income data for each of the years in the three-year period ended December 31, 2010, and the selected consolidated balance sheet data as of December 31, 2010 and 2009, have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of income data for the years ended December 31, 2007 and 2006, and selected consolidated balance sheet data as of December 31, 2008, 2007 and 2006, have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results of operations to be expected for future periods.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share and enrollment data)
Statement of Income:
Revenues	$426,123	$334,643	$272,295	$226,236	$179,881
Costs and expenses:
Instructional costs and services	164,231	135,286	120,347	100,129	83,627
Marketing and promotional	120,427	99,632	82,733	69,779	56,646
General and administrative	46,464	35,803	29,113	26,378	21,765

Total costs and expenses	331,122	270,721	232,193	196,286	162,038

Operating income	95,001	63,922	40,102	29,950	17,843
Other income, net	2,038	2,384	4,061	4,903	4,472

Income before income taxes	97,039	66,306	44,163	34,853	22,315
Income tax expense	35,860	23,637	15,375	12,069	8,904

Net income	61,179	42,669	28,788	22,784	13,411
Net loss attributable to noncontrolling interest	91	0	0	0	0

Net income attributable to Capella Education Company	$61,270	$42,669	$28,788	$22,784	$13,411

Net income per common share attributable to Capella Education Company:
Basic	$3.68	$2.55	$1.71	$1.39	$1.09
Diluted	3.64	$2.51	$1.66	$1.33	$1.06
Weighted average number of common shares outstanding:
Basic	16,648	16,713	16,835	16,396	12,271
Diluted	16,848	17,030	17,322	17,141	12,629
Other Data:
Depreciation and amortization(a)	$18,512	$14,533	$12,246	$9,772	$8,195
Net cash provided by operating activities	$88,407	$69,051	$44,836	$37,179	$28,901
Capital expenditures	$25,481	$16,436	$14,375	$16,061	$15,354
EBITDA (b)	$113,604	$78,455	$52,348	$39,722	$26,038
Free cash flow(c)	$62,926	$52,615	$30,461	$21,118	$13,547
Enrollment (d)	39,477	33,982	26,883	22,316	17,976

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$193,234	$172,075	$123,597	$143,767	$87,661
Working capital(e)	176,858	156,224	113,409	129,422	69,147
Total assets	262,558	231,500	179,556	200,275	129,314
Long term liabilities	12,159	9,942	7,921	7,010	4,151
Shareholders’ equity	208,586	184,266	140,837	156,874	93,745

(a)	Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets. Amortization includes amounts related to purchased software, capitalized website development costs and internally developed software.

(b)	EBITDA consists of net income attributable to Capella Education Company minus other income, net plus income tax expense and plus depreciation and amortization. Other income, net consists primarily of interest income earned on marketable securities, net of any interest expense for capital leases and notes payable. We use EBITDA as a measure of operating performance. However, EBITDA is not a recognized measurement under U.S. generally accepted accounting principles, or GAAP, and when analyzing our operating performance, investors should use EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow, as it does not consider certain cash requirements such as tax payments.

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

The following table provides a reconciliation of net income to EBITDA:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Net income attributable to Capella Education Company	$61,270	$42,669	$28,788	$22,784	$13,411
Other income, net	(2,038)	(2,384)	(4,061)	(4,903)	(4,472)
Income tax expense	35,860	23,637	15,375	12,069	8,904
Depreciation and amortization	18,512	14,533	12,246	9,772	8,195

EBITDA	$113,604	$78,455	$52,348	$39,722	$26,038

(c)	Free cash flow is derived by deducting capital expenditures from cash flow from operating activities as presented in the statement of cash flows under GAAP. We use free cash flow as one measure to monitor and evaluate performance. However, free cash flow is not a recognized measurement under GAAP, and when analyzing our cash generating ability, investors should use free cash flow in addition to, and not as an alternative for, cash flow from operating activities as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of free cash flow may not be comparable to similarly titled measures of other companies.

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

The following table provides a reconciliation of cash flow from operating activities to free cash flow:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Net cash provided by operating activities	$88,407	$69,051	$44,836	$37,179	$28,901
Capital expenditures	(25,481)	(16,436)	(14,375)	(16,061)	(15,354)

Free cash flow	$62,926	$52,615	$30,461	$21,118	$13,547

(d)	Enrollment reflects the total number of learners registered in a course as of the last day of classes for such periods.
(e)	Working capital is calculated by subtracting total current liabilities from total current assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the consolidated financial statements and the related notes included elsewhere in this report.

Overview

Executive Overview

We are an online postsecondary education services company. Our wholly owned subsidiary, Capella University, is a regionally accredited university that offers a variety of undergraduate and graduate degree programs primarily for working adults. Our newly formed joint venture Sophia Learning LLC, in which we are the majority owners, provides a social teaching and learning platform that integrates education with technology.

Over the past year we continued to position ourselves for long-term success. We have made great strides in developing offerings in our existing markets, emphasized growth in targeted professions and enhanced our differentiation as a high quality, online university by introducing eight new degree programs and 15 new specializations across our markets. In addition, we have achieved new or expanded accreditations and endorsements, including the new accreditation for our education programs by the National Council for Accreditation of Teacher Education or NCATE. The diversity of our program portfolio allows us to target relevant portions of the adult learner population and provide offerings in several of the highest demand areas of study, such as behavioral health and human services, business, information technology, education and public service leadership.

We believe we have the right strategies in place to continue to differentiate Capella in our markets and drive growth. We have identified five operating strategies related to learner success, producing affordable degrees, expanding our brand, serving a broader set of our learner’s professional needs and establishing new growth platforms. These strategies are enabled by technology and the talent of our faculty and employees. We will continue to make investments in these enablers to continue to strengthen the foundation and future of our business. We believe these strategies and enablers will allow us to continue to deliver high quality, affordable education, resulting in continued growth over the long-term.

Key Trends, Developments and Challenges

The following developments and trends present opportunities, challenges and risks toward achieving our goal of providing attractive returns to our shareholders:

•

Introduction of new programs and specializations. In 2009, we launched 10 new degree programs and 16 new specializations, including the addition of doctoral, master’s and bachelor’s level programs within the newly entered Public Service Leadership market. In 2010, we launched 8 new degree programs and 15 new specializations. We expect to continue to introduce additional degree programs and specializations in the future as we believe this will further position Capella for long-term success. Certain types of new programs or specializations may require the Department of Education notification and/or approval which would have an impact on the anticipated timeframe to launch new offerings.

We make investments in program and specialization development, support infrastructure and marketing and selling when introducing new programs and specializations, while associated revenues are dependent upon enrollment, which in many cases is lower during the period of new program and specialization introduction. During the period of new program and specialization introduction, the rate of growth of revenues and operating income has been, and in the future may be, adversely affected in part due to these factors. As our newer programs and specializations develop, we anticipate increases in enrollment, more cost-effective delivery of instructional and support services and more efficient marketing and promotional processes.

•

Establishing new growth platforms. We seek to drive long term growth that is an extension of our core competencies into new markets. We are pursuing this extension through the formation of a small business development team that is exploring early stage opportunities. This may result in increased new business development costs focused on researching, identifying and cultivating these new opportunities.

•

Competition for high-quality inquiries. As the industry has evolved in 2010 to address regulatory concerns, competition for high-quality inquiries has increased at all degree levels. The increased competition has resulted in higher costs to acquire high-quality inquiries, especially through aggregator channels. In addition, conversion rates are under pressure due to lower consumer demands and increased competition for high-quality inquiries. We are responding to the higher competition by reinforcing our commitment to quality within our targeted professional markets through a more strategic approach to our marketing mix. We have moved a portion of our paid search activities in-house for greater control and productivity within this channel. In addition we are continuing to strengthen our relationships with our corporate and military partners.

However, even with the positive changes we have made to date, we continue to see increased pricing on quality leads and a reduction in the number of quality leads. Therefore we anticipate a greater need for marketing tests and increased brand spending, such as traditional media including television advertising. Building our brand awareness may put considerable pressure on marketing expenses in the near term, however we believe could have long term efficiencies on our channel strategy. We expect the increased competition for high-quality inquiries to continue to adversely impact our new and active enrollments, revenue and marketing spend in 2011 and potentially beyond.

•

Initiative on improving graduation rates through high standards of academic quality and rigor. As we continue to position Capella to drive sustainable growth we are focused on improving graduation rates while maintaining a high standard of academic quality and rigor. In order to further increase our focus on improving the learner experience and attracting learners who are more likely to persist in our programs, we have recently implemented various measures that are likely to affect our growth and profitability, at least in the near term, including the following:

•	Continued increased investment in faculty development through the formation of the Great Teaching and Learning Center for Excellence and innovative tools such as the technology offered through Sophia.

•	Upgrading our learning and data platforms;

•

Adopting new tools to better support learners’ education financing decisions, such as our Responsible Borrowing Calculator, which is designed to help learners calculate the amount of learner borrowing necessary to achieve their educational objectives and to motivate them to not incur unnecessary student loan debt;

•

Transitioning our marketing approaches to more effectively identify learners who have the ability to succeed in our educational programs, including reduced emphasis on the utilization of third parties for inquiry generation;

•	For our bachelor’s learners, requiring all learners who enroll in Capella University without transfer credits to complete an academic readiness pre-assessment; and

•

Better aligning our enrollment, admissions and other employees to our learners’ success by resetting individual objectives and measures and implementing new compensation structures, including eliminating all enrollment-related factors in our admissions and other personnel compensation structure effective January 1, 2011.

We expect some of these initiatives may adversely impact our new and active enrollment and revenue in 2011, and potentially beyond. However, we believe these efforts are in the best interest of our learners and over the long-term will improve graduation rates, which in turn will position us for more stable long-term growth.

•

New Enrollment Growth. We have historically experienced double-digit new enrollment growth. In the fourth quarter 2010 we experienced negative new enrollment growth and expect near term negative new enrollment growth. We expect negative new enrollment growth to adversely impact our active enrollments, revenues, financial condition, results of operations and cash flows.

•

Reduction of workforce. On February 15, 2011, the Company announced a targeted reduction in its workforce by approximately 125 positions to be completed by the end of February. We expect to incur charges of approximately $2 million in the first quarter 2011 in connection with this reduction in employment, and we expect to realize related employee compensation expense reductions and other discretionary spending reductions of approximately $12 million annualized.

•	Regulatory Environment

•

New Rulemaking Initiative. In November 2009, the Department convened two new negotiated rulemaking teams related to Title IV program integrity issues and foreign school issues. The team addressing program integrity issues, which included representatives from various higher education constituencies, was unable to reach consensus on all of the rules addressed by that team. Accordingly, under the negotiated rulemaking protocol, the Department was free to propose rules without regard to the tentative agreement reached concerning certain of the rules. The final program integrity rules address numerous topics. The most significant to our business are the following:

•	Modification of the standards relating to the payment of incentive compensation to employees involved in learner recruitment and enrollment, including executive management;

•	Implementation of standards for state authorization of institutions of higher education; and

•

Adoption of a definition of “gainful employment” for purposes of the requirement for Title IV student financial aid that a program of study offered by a proprietary institution prepare learners for gainful employment in a recognized occupation.

On June 18, 2010, the Department issued a Notice of Proposed Rulemaking (“NPRM”) with respect to the program integrity issues, other than the metrics for determining compliance with the gainful employment requirement. On July 26, 2010, the Department published a separate NPRM with respect to the gainful employment metrics. The Department published final regulations on October 29, 2010, excluding significant sections related to gainful employment metrics which the Department has indicated that it expects to publish in early calendar year 2011. Most of the October 29, 2010 final rules, including some reporting and disclosure rules related to gainful employment, are effective July 1, 2011.

Although we cannot predict the form of the rules on the gainful employment metrics that ultimately may be adopted by the Department following public comment, compliance with these rules could reduce enrollment, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows. Refer to Item 1A, Risk Factors, for further discussion.

In addition to the final program integrity rules, current rulemaking by the Department of Education has amended the return of funds regulations to require an institution to determine the amount of Title IV program funds that a learner “earned” based on when the learner stopped participating in the course instead of when the learner withdrew from the course. We anticipate this change may negatively impact our bad debt expense. The amended regulation goes into effect on July 1, 2011.

•

U.S. Congressional Hearings. In the last year, there has been increased focus by the U.S. Congress on the role that proprietary educational institutions play in higher education. On June 17, 2010, the Education and Labor Committee of the U.S. House of Representatives held a hearing to examine the manner in which accrediting agencies review higher education institutions’ policies on credit hours and program length. On June 24, 2010, the Health, Education, Labor and Pensions Committee of the U.S. Senate (“HELP Committee”) held the first in a series of hearings to examine the proprietary education sector. The August 4, 2010 hearing included the presentation of a report by the Government Accountability Office (“GAO”) of its review of various aspects of the proprietary sector, including recruitment practices, educational quality, learner outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institution’s revenue is composed of Title IV and other federal funding sources. Following the August hearing, Senator Tom Harkin requested a broad range of detailed information from 30 proprietary institutions, including Capella University. On September 30, 2010, the HELP Committee held a third hearing and Senator Harkin’s staff released a memorandum entitled “The Return on the Federal Investment in For-Profit Education: Debt Without a Diploma.” In December 2010, Senator Harkin’s staff released a memorandum entitled “Benefitting Whom? For-Profit Education Companies and the Growth of Military Educational Benefits.” We have been and intend to continue being responsive to the requests of the HELP Committee. Any action by Congress that significantly reduces Title IV program funding or the eligibility of Capella University or our learners to participate in Title IV programs would have a material adverse effect on our financial condition, results of operations and cash flows.

Our key financial results metrics

Revenues. Revenues consist principally of tuition, application fees, and commissions we earn from bookstore and publication sales. During each of 2010, 2009 and 2008 tuition represented approximately 98.9%, 98.8%, and 98.5% of our revenues, respectively. Factors affecting our revenues include: (i) the number of enrollments; (ii) the number of courses per learner; (iii) our degree and program mix; (iv) the number of programs and specializations we offer; (v) annual tuition adjustments; and (vi) the number of colloquia events and learners at each event.

Enrollments for a particular time period are defined as the number of learners registered in a course on the last day of classes within that period. We offer monthly start options for newly enrolled learners. Learners who start their program in the second or third month of a quarter transition to a quarterly schedule beginning in their second quarter. Enrollments are a function of the number of continuing learners at the beginning of each period and new enrollments during the period, which are offset by graduations, withdrawals and inactive learners during the period. Inactive learners for a particular period include learners who are not registered in a class and, therefore, are not generating revenues for that period, but who have not withdrawn from Capella University. We believe that our enrollments are influenced by the attractiveness of our program offerings and learning experience, the effectiveness of our marketing and recruiting efforts, the quality of our faculty, the number of programs and specializations we offer, the availability of federal and other funding, the length of our educational programs, the seasonality of our enrollments, general economic conditions, and the regulatory environment.

The following is a summary of our learners as of the last day of classes for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
Doctoral	12,058	11,051	9,723
Master’s	18,740	16,331	12,388
Bachelor’s	8,435	6,411	4,635
Other	244	189	137

Total	39,477	33,982	26,883

Tuition and Fees. Our tuition rates vary by type and length of program and by degree level, such as doctoral, master’s or bachelor’s. For all learners in master’s and bachelor’s programs and for selected doctoral programs, tuition is charged on a per course basis. Prices per course ranged from $1,420 to $2,280 for the 2010-2011 academic year (the academic year that began in July 2010) and from $1,640 to $2,192 for the 2009-2010 academic year (the academic year that began in July 2009). The price of the course varies based upon the number of credit hours, the degree level of the program and the discipline. The majority of doctoral programs are priced at a fixed quarterly amount of $4,485 per learner for the 2010-2011 academic year and $4,485 per learner for the 2009-2010 academic year, regardless of the number of courses in which the learner was registered.

For the 2010-2011 academic year, our bachelor’s program lower division courses are priced at $265 per credit and upper division courses are priced at $345 per credit. For the 2009-2010 academic year, lower division courses were priced at $265 per credit and upper division courses were priced at $325 per credit. Prior to this change, for the 2008-2009 academic year all bachelor’s courses were priced at $310 per credit.

Tuition increases have not historically been, and may not be in the future, consistent across our programs and specializations due to market conditions or changes in operating costs that have an impact on price adjustments of individual programs or specializations. Capella University implemented a weighted average tuition increase of 2.8% for the 2010-2011 academic year.

Based on prices from the 2010-2011 academic year, we estimate that the average tuition for a typical learner is approximately $58,500 for a full four-year bachelor’s program, approximately $28,500 for a master’s program, and approximately $61,500 for a doctoral program. These estimated program costs will vary by learner based upon the program and specialization selected, the number of courses taken per quarter and the number of transfer credits earned at other institutions. Additionally, we offer scholarships and, under a variety of different programs, tuition discounts to members of the armed forces and in connection with our various corporate, healthcare, federal and educational marketing relationships.

“Other” in the enrollment table above refers primarily to certificate-seeking learners. Certificate programs generally consist of four courses, and the price of a course depends on the number of credit hours and the discipline. Prices per course in certificate programs generally ranged from $1,760 to $2,280 for the 2010-2011 academic year and from $1,692 to $2,192 for the 2009-2010 academic year.

A large portion of our learners rely on funds received under various government-sponsored student financial aid programs, predominantly Title IV programs, to pay a substantial portion of their tuition and other education-related expenses. In the years ended December 31, 2010, 2009, and 2008, approximately 78%, 78%, and 75%, respectively, of our revenues (calculated on a cash basis) were attributable to funds derived from Title IV programs. In addition to Title IV funding, our learners receive financial aid from other governmental sources, tuition reimbursement from their employers or the Department of Defense or finance their education with their own funds or through private financing institutions.

Costs and expenses. We categorize our costs and expenses as (i) instructional costs and services expenses, (ii) marketing and promotional expenses and (iii) general and administrative expenses.

Instructional costs and services expenses are items of expense directly attributable to the educational services we provide our learners. This expense category includes costs associated with core faculty, part-time faculty, administrators, academic advisors, academic records, financial aid and other university services. Also included are expenses related to an allocation of facility, admissions and human resources costs, stock-based compensation expense, depreciation and amortization and information technology costs that are attributable to providing educational services to our learners. Instructional pay for part-time faculty varies across programs and is primarily dependent on the number of learners taught.

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

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest consists of Sophia’s minority owner’s portion of Sophia’s losses.

Critical Accounting Policies and Use of Estimates

The discussion of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. During the preparation of these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, contingencies, stock-based compensation expense, other than temporary impairments, income taxes and noncontrolling interest. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.

We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition. Tuition revenue represented approximately 98.9%, 98.8%, and 98.5% of our revenues recognized for each of the years ended December 31, 2010, 2009, and 2008, respectively. Course tuition revenue is deferred and recognized as revenue ratably over the period of instruction, which is generally from one and a half to three months. If a learner withdraws or drops a course, we follow the University refund policy, which generally is: 100 percent refund through five days, 75 percent refund from six to twelve days, and zero percent refund for the remainder of the period. The refund policy varies slightly for learners within certain states due to state rules or regulations. We do not recognize revenue for learners who enroll but never engage in the course room. Refunds are recorded as a reduction of revenue in the period that the learner withdraws from a course. If a partial refund is given to a learner in accordance with the University refund policy, the portion of the revenue which has been earned by us is recognized over the remaining period of instruction.

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

As of December 31, 2010 and 2009, the allowance for doubtful accounts was approximately $3.8 million and $2.4 million respectively. During 2010, 2009, and 2008, we recognized bad debt expense of $8.7 million, $7.0 million, and $5.2 million, respectively.

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

The fair value of our service-based stock options was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2010	2009	2008
Expected life (in years)(1)	4.42	4.58	4.75
Expected volatility(2)	41.8%	45.4%	43.8%
Risk-free interest rate(3)	0.92-1.58%	1.7-2.0%	2.9-3.2%
Dividend yield(4)	0.0%	0.0%	0.0%
Weighted-average fair value of options granted	$32.13	$21.16	$23.85

(1)	For the year ended December 31, 2008, the expected option life was determined using the simplified method for estimating expected option life for service-based stock options. Beginning January 1, 2009, we believe that the use of our historical stock option exercise and post-vesting employment termination behavior provides a more accurate estimate of expected option life and, consequently, a better estimate of fair value of our stock options. Therefore, the expected life of our options granted during the years ended December 31, 2010 and 2009 is based upon our historical stock option activity. This change in estimate did not have a material impact on our operating income, net income or earnings per share and we do not expect this change in estimate to have a material impact in future periods.
(2)	Our stock had not been publicly traded prior to November 2006, therefore we did not have sufficient trading history on which to base our estimate of expected volatility. The expected volatility assumptions for the year ended December 31, 2008 reflect a detailed evaluation of the stock prices of a peer group of public post-secondary education companies for a period equal to the expected life of the options, starting from the date they went public. Beginning on January 1, 2009, we believe that the use of our historical stock price provides a more accurate estimate of expected volatility and, consequently, a better estimate of fair value of our stock options. We considered the impact of implied volatility of the share price determined from the market prices of traded options, but determined it was unnecessary due to the low volume of publicly traded options and that publicly traded options do not include a variety of option terms to expiration that would allow the construction of a useful or accurate volatility curve. Therefore, the expected volatility assumption for the years ended December 31, 2010 and 2009 is based upon our own historical stock price. This change in estimate did not have a material impact on our operating income, net income or earnings per share and we do not expect this change in estimate to have a material impact in future periods.
(3)	The risk-free interest rate assumption is based upon the U.S. Treasury zero coupon yield curve on the grant date for a maturity similar to the expected life of the options.
(4)	The dividend yield assumption is based on our history and expectation of regular dividend payments. We have not historically and currently do not pay dividends.

In determining stock-based compensation expense, significant management judgment and assumptions are required concerning such factors as expected term, expected volatility and forfeitures. In our opinion, the assumptions that have the most significant affect on the fair value of our service-based stock options and, therefore, share-based compensation expense, are the expected life and expected volatility. The following table illustrates how changes to the Black-Scholes option pricing model assumptions would affect the weighted-average fair values as of the grant date for grants made during fiscal year 2010:

	Expected Volatility
Expected Life (Years)	36.8%	41.8%	46.8%
3.92	$27.17	$30.31	$33.39
4.42	$28.86	$32.13	$35.36
4.92	$30.44	$33.86	$37.17

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

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Currently, the state of Minnesota has initiated an income tax audit for the years 2006-2009. During 2009, the Company completed the income tax audit for the tax year 2006 with the Internal Revenue Service (IRS) and in January 2010 the Company completed the employment tax audit with the IRS.

For federal purposes, the statute of limitations remains open on tax years 2007-2009. For state purposes, the statute of limitations varies by jurisdiction, but is generally from 3 to 5 years and is also open for multiple earlier years for states that generated net operating losses. The statute of limitations remains open on the earlier years for 3 to 5 years subsequent to the utilization of net operating losses.

We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. As of December 31, 2010, we had $0.7 million of total gross unrecognized tax benefits. Of this total, $0.2 million (net of the federal benefit on state issues), represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

The Company continues to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company recognized $0.1 million, $0.1 million, and $0.1 thousand in interest and penalties related to uncertain tax positions in income tax expense during the years ended December 31, 2010, 2009 and 2008, respectively.

The Company does not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months. In September, 2010, the statute of limitations expired on federal issues related to tax year 2006 with no material impact on the unrecognized tax benefits. In October, 2011, the statute of limitations will expire on state issues related to tax year 2006 with no material impact expected on the unrecognized tax benefits.

Noncontrolling interest. The equity interests in Sophia not owned by the Company are reported as noncontrolling interest on the consolidated balance sheet of the Company. Losses incurred by Sophia were charged to the Company and to the noncontrolling interest holder based on ownership percentage.

There is a put option within the Sophia Learning, LLC agreement which permits the noncontrolling interest to put its shares to the Company within a specified time period. Since these shares are outside the control of the Company, the noncontrolling interest is considered contingently redeemable and thus is presented in mezzanine equity in our consolidated balance sheet. Pursuant to authoritative guidance, if the value of the contingently redeemable noncontrolling interest is less than fair market value, and it is probable that the contingency related to the put option will be met, then the carrying value of the contingently redeemable noncontrolling interest must be adjusted to fair market value through a charge directly to retained earnings.

Although the Company has determined that it is probable that the put option will be exercised based upon the passage of time, the Company determined that a charge to retained earnings was not needed at December 31, 2010, as the value of the contingently redeemable noncontrolling interest approximated fair market value. The Company based this determination on the short time period from its latest investment in Sophia and December 31, 2010.

Results of Operations

The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for year-ended December 31, 2010 compared to the year-ended December 31, 2009:

	Year-Ended December 31,
	$ (in thousands)		$ Change (in thousands)	% Change	% of Revenue		Change
	2010	2009	2010 vs. 2009		2010	2009	2010 vs. 2009
Revenues	$426,123	$334,643	$91,480	27.3%	100%	100%	0.0%
Costs and expenses:
Instructional costs and services	164,231	135,286	28,945	21.4	38.5	40.4	(1.9)
Marketing and promotional	120,427	99,632	20,795	20.9	28.3	29.8	(1.5)
General and administrative	46,464	35,803	10,661	29.8	10.9	10.7	0.2

Total costs and expenses	331,122	270,721	60,401	22.3	77.7	80.9	(3.2)

Operating income	95,001	63,922	31,079	48.6	22.3	19.1	3.2
Other income, net	2,038	2,384	(346)	(14.5)	0.5	0.7	(0.2)

Income before income taxes	97,039	66,306	30,733	46.4	22.8	19.8	3.0
Income tax expense	35,860	23,637	12,223	51.7	8.4	7.1	1.3

Effective Tax Rate	37.0%	35.6%
Net income	61,179	42,669	18,510	43.4	14.4	12.7	1.7
Net loss attributable to noncontrolling interest	91	0	91		0.0	0.0	0.0

Net income attributable to Capella Education Company	$61,270	$42,669	$18,601	43.6%	14.4%	12.7%	1.7%

Revenues. The increase in revenues in 2010 compared to 2009 was primarily driven by 26.7 percentage points from increased enrollments and 3.0 percentage points from tuition increases, partially offset by 2.3 percentage points due to a larger proportion of master’s and bachelor’s learners, who generated less revenue per learner than our doctoral learners. End-of-period enrollment increased 16.2 percent in 2010 compared to 2009. Tuition increases in 2010 generally ranged from 0 to 7 percent and were implemented during July 2010.

Instructional costs and services expenses. Instructional Costs and Services expenses increased compared to prior year primarily due to our ongoing investment in faculty and learner support as a result of increased enrollments and the need to support those enrollments. There was also an increase in depreciation and amortization as a result of increased capital investments in 2010 and 2009 related to the learner experience and academic quality.

Instructional Costs and Services expenses as a percentage of revenues decreased primarily due to scale of fixed costs and productivity gains across our faculty, academic administration, and learner support functions, lower facilities expenses as a result of scaling our fixed costs and the consolidation of all of our employees to one location in 2009, and lower colloquia costs as a result of colloquia revenue growth slower than total revenue growth. This decrease was partially offset by increased faculty expenses related to our adjunct faculty moving from independent contractor to employee status.

Marketing and promotional expenses. Marketing and promotional expenses increased compared to prior year primarily due to an increase in core marketing efforts and brand advertising focused on improving conversion rates and new enrollment growth and an increase in the cost per inquiry.

Marketing and promotional expenses as a percentage of revenues decreased compared to prior year primarily as a result of fixed cost leverage from strong revenue growth as well as favorable conversion rates. Also contributing to the improvement were productivity gains in enrollment operations.

General and administrative expenses. General and administrative expenses increased compared to prior year primarily due to increased spending on strategic business development, investments in portfolio strategy, and an increase in bonus expense. In addition, expenses were paid related to a settlement of the patent infringement litigation initiated by Digital-Vending Services International Inc., which was offset by a recognized gain from an unrelated settlement from one of our insurance carriers for recovery of expenses in prior periods.

General and administrative expenses as a percentage of revenues increased slightly compared to the prior year primarily due to increased spending on strategic business development and investments in portfolio strategy. These increases were offset by a decrease in one-time compensation expenses, which resulted from severance recorded in the prior year and executive chairman fees paid in 2009 to our founding Chief Executive Officer as part of his retirement transition.

Other income, net. Other income, net decreased in 2010 compared to 2009 principally due to lower interest rates partially offset by interest income on higher average cash, cash equivalents and marketable securities balances during 2010.

Income tax expense. The increase in our effective tax rate from 2009 to 2010 was primarily due to a decrease in the favorable impact of tax exempt interest and an increase in the state effective tax rate.

Net income. Net income increased in 2010 compared to 2009 due to the factors discussed above.

The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for year-ended December 31, 2009 compared to the year-ended December 31, 2008:

	Year-Ended December 31,
	$ (in thousands)		$ Change (in thousands)	% Change	% of Revenue
	2009	2008	2009 vs. 2008		2009	2008	2009 vs. 2008
Revenues	$334,643	$272,295	$62,348	22.9%	100%	100%	0.0%
Costs and expenses:
Instructional costs and services	135,286	120,347	14,939	12.4	40.4	44.2	(3.8)
Marketing and promotional	99,632	82,733	16,899	20.4	29.8	30.4	(0.6)
General and administrative	35,803	29,113	6,690	23.0	10.7	10.7	0.0

Total costs and expenses	270,721	232,193	38,528	16.6	80.9	85.3	(4.4)

Operating income	63,922	40,102	23,820	59.4	19.1	14.7	4.4
Other income, net	2,384	4,061	(1,677)	(41.3)	0.7	1.5	(0.8)

Income before income taxes	66,306	44,163	22,143	50.1	19.8	16.2	3.6
Income tax expense	23,637	15,375	8,262	53.7	7.1	5.6	1.5

Effective Tax Rate	35.6%	34.8%
Net income	42,669	28,788	13,881	48.2	12.7	10.6	2.1
Net loss attributable to noncontrolling interest	0	0	0	0	0	0	0

Net income attributable to Capella Education Company	$42,669	$28,788	$13,881	48.2%	12.7%	10.6%	2.1%

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

Net income. Net income increased in 2009 compared to 2008 due to the factors discussed above.

Quarterly Results and Seasonality

The following tables set forth certain unaudited financial and operating data each quarter during the years ended December 31, 2010 and 2009. The unaudited information reflects all adjustments, which include only normal and recurring adjustments, necessary to present fairly the information shown.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except for per share and enrollment data)
2010
Revenues	$101,233	$105,157	$105,010	$114,723
Operating income	23,215	22,482	21,007	28,297
Net income attributable to Capella Education Company	15,162	14,574	13,478	18,056
Net income per common share attributable to Capella Education Company:
Basic	$0.90	$0.87	$0.81	$1.10
Diluted	$0.89	$0.86	$0.80	$1.09
Enrollment	37,178	38,669	38,634	39,477

2009
Revenues	$76,435	$80,096	$83,569	$94,543
Operating income	12,188	14,254	14,544	22,936
Net income attributable to Capella Education Company	8,336	9,540	9,783	15,010
Net income per common share attributable to Capella Education Company:
Basic	$0.50	$0.57	$0.59	$0.90
Diluted	$0.49	$0.56	$0.57	$0.88
Enrollment	28,152	29,281	30,738	33,982

Our revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in enrollment. Learner population varies as a result of new enrollments, graduations and learner attrition. While the number of enrollments has typically grown in each sequential quarter over these periods, the sequential quarterly increase in enrollments has been the greatest in the fourth quarter of each respective year, which corresponds with a traditional Fall school start. The larger relative increases in enrollments in the fourth quarter have resulted in larger sequential increases in revenue during the fourth quarter than in other quarters. A significant portion of our general and administrative expenses does not vary proportionately with fluctuations in revenues, resulting in larger relative increases in operating income in the fourth quarter relative to increases between other quarters. In addition, we typically implement tuition increases at the beginning of an academic year, which coincides with the start of the third quarter of each fiscal year. We expect quarterly fluctuations in operating results to continue as a result of these seasonal patterns.

In addition to our recurring seasonal patterns described above, our quarterly revenue is impacted by the timing of our colloquia tuition revenue, as evidenced in the fourth quarter of both 2010 and 2009. We typically have fourteen to sixteen colloquia per year.

Liquidity and Capital Resources

Liquidity

We financed our operating activities and capital expenditures during the years ended December 31, 2010, 2009 and 2008 primarily through cash provided by operating activities. Our cash, cash equivalents and marketable securities were $193.2 million and $172.1 million at December 31, 2010 and 2009 respectively.

We maintain an unsecured $10.0 million line of credit with Wells Fargo Bank, which expires on July 31, 2011. The Company expects the line of credit will be renewed upon expiration. There have been no borrowings under this line of credit as of and for the years ended December 31, 2010 and 2009. Any borrowings would bear interest at a rate of either LIBOR plus 2.5% or the bank’s prime rate, at our discretion on the borrowing date. In July 2009, an unsecured letter of credit in the amount of $1.4 million was issued under the $10.0 million line of credit in favor of the Department of Education in connection with its 2008 annual review of student lending activities. In July 2010, the Company increased the letter of credit from $1.4 million to $1.6 million to reflect the increase in the Title IV return of funds in 2009 and 2010. Regulations require that a company experience two consecutive annual Title IV compliance audits with no findings to terminate a letter of credit.

A significant portion of our revenues are derived from Title IV programs. Federal regulations dictate the timing of disbursements under Title IV programs. Learners must apply for new loans and grants each academic year, which starts July 1. Loan funds are provided through the William D. Ford Direct Loan program in multiple disbursements for each academic year. The disbursements are usually received by the start of the fourth week of the term. These factors, together with the timing of our learners beginning their programs, affect our operating cash flow. Based on current market conditions and recent regulatory or legislative actions, we do not anticipate any significant disruptions in the availability of Title IV funding for our learners.

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

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2010 was $88.4 million, compared to $69.1 million for the year ended December 31, 2009. The increase was primarily due to an increase in net income of $18.5 million and a $4.0 million increase in depreciation and amortization as a result of greater capital expenditures in 2010 and 2009. The increase was partially offset by an increase in accounts receivable balance primarily driven by higher revenue partially offset by lower days sales outstanding and changes in accounts payable and accrued liabilities due to timing of vendor invoices and payroll.

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

Investing Activities

Our cash provided by or used in investing activities is primarily related to the purchase of property and equipment and the sale and maturities of or investment in marketable securities. Net cash used in investing activities was $74.7 million for the year ended December 31, 2010. Net cash provided by investing activities was $5.9 million for the year ended December 31, 2009 and net cash used in investing activities was $24.6 million for the year ended December 31, 2008. Investment in marketable securities at December 31, 2010 consisted of purchases, sales and maturities of tax-exempt municipal securities. Net purchases of these securities were $49.2 million during the year ended December 31, 2010. Net sales and maturities of these securities were $22.3 million during the year ended December 31, 2009 and net purchases of these securities were $10.2 million during the years ended December 31, 2008. Purchasing activity of marketable securities increased in 2010 over 2009 as a result of purchasing securities to fund a portfolio with an additional money manager.

We believe that the credit quality and liquidity of our investment portfolio as of December 31, 2010 is strong. Due to current market conditions, the unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply/demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity. But even with this approach, we may incur investment losses as a result of unusual and unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for some of the assets in our investment portfolio.

Capital expenditures were $25.5 million, $16.4 million, and $14.4 million for the years ended December 31, 2010, 2009, and 2008, respectively. The increase in 2010 was primarily due to facility build-outs, data center and business continuity projects as well as investments focused on improving processes around learner financing, faculty, and our internal and external reporting and analytical tools. We expect that our capital expenditures in 2011 will be approximately 6 to 7 percent of revenues and we expect to be able to fund these capital expenditures with cash generated from operations.

We lease all of our facilities. We expect to make future payments on existing leases from cash generated from operations.

Financing Activities

Net cash used in financing activities was $38.7 million, $3.8 million, and $49.6 million for the year ended December 31, 2010, 2009, and 2008 respectively. Financing activities during 2010 were primarily related to the repurchase of common stock in the amount of $49.8 million, partially offset by $6.8 million in proceeds from stock option exercises and $4.3 million in excess tax benefits from stock option exercises. Repurchases of common stock increased $35.0 million in 2010 over 2009.

Contractual Obligations

The following table sets forth, as of December 31, 2010, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating leases (a)	$32,442	$6,043	$13,567	$12,832	$0

Total contractual obligations	$32,442	$6,043	$13,567	$12,832	$0

(a)	Minimum lease commitments for our headquarters, miscellaneous office equipment and software license agreements.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2010, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $0.7 million of unrecognized tax benefits have been excluded from the Contractual Obligations table above. See Note 10 to the Consolidated Financial Statements for a discussion of income taxes.

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

Title IV Compliance Audit of Capella University. We perform periodic reviews and self audits of our compliance with the various applicable regulatory requirements of the DOE and state regulatory authorities. We have not been notified by any of the various regulatory agencies of any significant noncompliance matters that would adversely impact our ability to participate in Title IV programs, however, the Office of Inspector General (“OIG”) of the DOE has conducted a compliance audit of Capella University. The audit commenced on April 10, 2006 and we subsequently provided the OIG with periodic information, responded to follow up inquiries and facilitated site visits and access to the Company’s records. The OIG completed its field work in January 2007 and the Company received a draft audit report on August 23, 2007. Capella University provided written comments on the draft audit report to the OIG on September 25, 2007. On March 7, 2008, the OIG’s final report was issued to the Acting Chief Operating Officer (“COO”) for Federal Student Aid (“FSA”), which is responsible for primary oversight of the Title IV funding programs. We responded to the final report on April 8, 2008. In 2009, we provided FSA staff with certain requested information for financial aid years 2002-2003 through 2007-2008. The FSA will subsequently issue final findings and requirements for Capella University. The FSA may take certain actions, including requiring that we refund certain federal student aid funds, requiring us to modify our Title IV administration procedures, and/or requiring us to pay fines or penalties.

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

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2010, 2009, or 2008. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

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

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU is effective for disclosures as of the end of a reporting period for interim and annual reporting periods ending on or after December 15, 2010 and for disclosures about activity that occurs during a reporting period for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this guidance did not result in a material level of new disclosures.

We have reviewed and considered all recent accounting pronouncements and believe there are none that could potentially have a material impact on our financial condition, results of operations, or disclosures.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We have no derivative financial instruments or derivative commodity instruments. We believe the risk related to cash equivalents and marketable securities is limited due to the adherence to our investment policy which focuses on capital preservation and liquidity. In addition, all investments must have a minimum Standard & Poor’s rating of A minus (or equivalent). All of our cash equivalents and marketable securities as of December 31, 2010 and 2009 were rated A minus or higher by at least one agency. In addition, we utilize money managers who conduct initial and ongoing credit analysis on our investment portfolio to monitor and minimize the potential impact of market risk associated with our cash, cash equivalents and marketable securities. Despite the investment risk mitigation strategies we employ, we may incur investment losses as a result of unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. In addition, unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Interest Rate Risk

We manage interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At December 31, 2010, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

Item 8.	Financial Statements and Supplementary Data

CAPELLA EDUCATION COMPANY

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Capella Education Company

We have audited the accompanying consolidated balance sheets of Capella Education Company as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capella Education Company at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capella Education Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Minneapolis, Minnesota

February 25, 2011

CAPELLA EDUCATION COMPANY

Consolidated Balance Sheets

	As of December 31,
	2010	2009
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$77,416	$102,405
Marketable securities	115,818	69,670
Accounts receivable, net of allowance of $3,783 in 2010 and $2,362 in 2009	13,680	12,691
Prepaid expenses and other current assets	8,290	6,564
Deferred income taxes	2,444	2,186

Total current assets	217,648	193,516
Property and equipment, net	44,910	37,984

Total assets	$262,558	$231,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,599	$5,027
Accrued liabilities	29,962	24,328
Income taxes payable	344	61
Deferred revenue	5,885	7,876

Total current liabilities	40,790	37,292
Deferred rent	3,466	2,952
Other liabilities	855	434
Deferred income taxes	7,838	6,556

Total liabilities	52,949	47,234

Redeemable noncontrolling interest	1,023	0

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares—100,000
Issued and outstanding shares—16,306 in 2010 and 16,763 in 2009	163	168
Additional paid-in capital	115,075	151,445
Accumulated other comprehensive income	758	1,333
Retained earnings	92,590	31,320

Total shareholders’ equity	208,586	184,266

Total liabilities and shareholders’ equity	$262,558	$231,500

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Income

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)
Revenues	$426,123	$334,643	$272,295
Costs and expenses:
Instructional costs and services	164,231	135,286	120,347
Marketing and promotional	120,427	99,632	82,733
General and administrative	46,464	35,803	29,113

Total costs and expenses	331,122	270,721	232,193

Operating income	95,001	63,922	40,102
Other income, net	2,038	2,384	4,061

Income before income taxes	97,039	66,306	44,163
Income tax expense	35,860	23,637	15,375

Net income	61,179	42,669	28,788
Net loss attributable to noncontrolling interest	91	0	0

Net income attributable to Capella Education Company	$61,270	$42,669	$28,788

Net income per common share attributable to Capella Education Company:
Basic	$3.68	$2.55	$1.71

Diluted	$3.64	$2.51	$1.66

Weighted average number of common shares outstanding:
Basic	16,648	16,713	16,835

Diluted	16,848	17,030	17,322

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statement of Shareholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings / (Accumulated Deficit)	Total Shareholders’ Equity	Comprehensive Income
	Shares	Amount
	(In thousands)
Balance at December 31, 2007	17,363	$173	$196,643	$195	$(40,137)	$156,874	$22,986

Exercise of stock options	342	3	6,153	0	0	6,156
Stock-based compensation	0	0	4,298	0	0	4,298
Income tax benefits associated with stock-based compensation	0	0	2,647	0	0	2,647
Issuance of restricted stock, net	0	0	(9)	0	0	(9)
Repurchase of common stock	(1,039)	(10)	(58,287)	0	0	(58,297)
Net income	0	0	0	0	28,788	28,788	28,788
Unrealized gain on marketable securities	0	0	0	380	0	380	380

Balance at December 31, 2008	16,666	$166	$151,445	$575	$(11,349)	$140,837	$29,168

Exercise of stock options	349	4	7,497	0	0	7,501
Stock-based compensation	0	0	3,652	0	0	3,652
Income tax benefits associated with stock-based compensation	0	0	3,620	0	0	3,620
Issuance of restricted stock, net	1	0	(42)	0	0	(42)
Repurchase of common stock	(253)	(2)	(14,727)	0	0	(14,729)
Net income	0	0	0	0	42,669	42,669	42,669
Unrealized gain on marketable securities	0	0	0	758	0	758	758

Balance at December 31, 2009	16,763	$168	$151,445	$1,333	$31,320	$184,266	$43,427

Exercise of stock options	257	2	6,840	0	0	6,842
Stock-based compensation	0	0	3,698	0	0	3,698
Income tax benefits associated with stock-based compensation	0	0	4,325	0	0	4,325
Issuance of restricted stock, net	7	0	(119)	0	0	(119)
Noncontrolling interest contributions	0	0	(1,346)	0	0	(1,346)
Repurchase of common stock	(721)	(7)	(49,768)	0	0	(49,775)
Net income attributable to Capella Education Company	0	0	0	0	61,270	61,270	61,270
Unrealized loss on marketable securities	0	0	0	(575)	0	(575)	(575)

Balance at December 31, 2010	16,306	$163	$115,075	$758	$92,590	$208,586	$60,695

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Operating activities
Net income	$61,179	$42,669	$28,788
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	8,744	6,972	5,225
Depreciation and amortization	18,512	14,533	12,246
Amortization of investment discount/premium	2,180	1,593	1,807
Gain realized on sale of marketable securities	0	0	(225)
Asset impairment	19	52	46
Noncontrolling interest	91	0	0
Stock-based compensation	3,698	3,652	4,298
Excess tax benefits from stock-based compensation	(4,251)	(3,463)	(2,506)
Deferred income taxes	1,354	1,315	(1,226)
Changes in operating assets and liabilities:
Accounts receivable	(9,733)	(7,714)	(9,617)
Prepaid expenses and other current assets	(1,635)	(1,380)	1,214
Accounts payable and accrued liabilities	4,696	7,376	(7,575)
Income tax payable	5,030	3,434	9,188
Deferred rent	514	1,631	154
Deferred revenue	(1,991)	(1,619)	3,019

Net cash provided by operating activities	88,407	69,051	44,836
Investing activities
Capital expenditures	(25,481)	(16,436)	(14,375)
Purchases of marketable securities	(60,211)	(1,030)	(74,707)
Sales and maturities of marketable securities	10,978	23,360	64,506

Net cash provided by (used in) investing activities	(74,714)	5,894	(24,576)
Financing activities
Excess tax benefits from stock-based compensation	4,251	3,463	2,506
Net proceeds from exercise of stock options	6,842	7,501	6,156
Repurchase of common stock	(49,775)	(14,729)	(58,297)

Net cash used in financing activities	(38,682)	(3,765)	(49,635)

Net increase (decrease) in cash and cash equivalents	(24,989)	71,180	(29,375)
Cash and cash equivalents at beginning of year	102,405	31,225	60,600

Cash and cash equivalents at end of year	$77,416	$102,405	$31,225

Supplemental disclosures of cash flow information
Income taxes paid	$29,563	$18,980	$7,455

Noncash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$1,110	$1,135	$351

Noncontrolling interest contributions	$1,346	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements

1. Nature of Business

Capella Education Company (the Company) was incorporated on December 27, 1991. Capella University (the University), a wholly-owned subsidiary, is an online postsecondary education services company that offers a variety of bachelor’s, master’s and doctoral degree programs primarily delivered to working adults. Capella University is accredited by The Higher Learning Commission and is a member of the North Central Association of Colleges and Schools (NCA). In 2010, the Company formed the joint-venture Sophia Learning, LLC (Sophia), as majority owner. Sophia provides a social teaching and learning platform that integrates education with technology.

2. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company, the University and Sophia, after elimination of all intercompany accounts and transactions.

Revenue Recognition

The Company’s revenues consist of tuition, application and graduation fees and commissions we earn from bookstore and publication sales. Tuition revenue is deferred and recognized as revenue ratably over the period of instruction. If a learner withdraws or drops a course, the Company follows the University refund policy, which generally is: 100 percent refund through five days, 75 percent refund from six to twelve days, and zero percent refund for the remainder of the period. The refund policy varies slightly for learners within certain states due to state rules or regulations. The Company does not recognize revenue for learners who enroll but never engage in the course room. Refunds are recorded as a reduction of revenue in the period that the learner withdraws from a course. If a partial refund is given to a learner in accordance with the University refund policy, the portion of the revenue which has been earned by the Company is recognized over the remaining period of instruction.

Colloquia tuition revenue is recognized over the length of the colloquia, which ranges from two days to two weeks. Application fee revenue is deferred and recognized ratably over the average expected term of a learner at the University. Learners are billed a graduation fee upon applying for graduation for services provided in connection with evaluating compliance with graduation requirements. In July 2010, the Company eliminated graduation fees. The graduation fees collected prior to July have all been recognized during 2010 in accordance with our historical graduation revenue recognition policy. Historically, graduation fee revenue was deferred and recognized ratably over the expected application assessment period for learners not expected to attend commencement ceremonies or over the period prior to the next commencement ceremony to account for learners who attend the ceremony. Deferred revenue represents the excess of tuition and fee payments received as compared to tuition and fees earned and is reflected as a current liability in the accompanying consolidated financial statements. The Company also receives commissions from a third-party bookstore based on sales of textbooks and related school materials to the Company’s learners. Commission revenue is recognized as it is earned in conjunction with sales of textbooks and related materials to the Company’s learners.

Cash and Cash Equivalents

The Company considers all highly liquid marketable securities with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents are carried at fair value.

Marketable Securities

Management determines the appropriate designation of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s marketable securities are designated as available-for-sale as of December 31, 2010 and 2009.

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

Management believes that the credit risk related to cash equivalents and marketable securities is limited due to the adherence to an investment policy that requires marketable securities to have a minimum Standard & Poor’s rating of A minus (or equivalent) at the time of purchase. All of the Company’s cash equivalents and marketable securities as of December 31, 2010 and 2009 consist of investments rated A minus or higher by at least one rating agency, further limiting the Company’s credit risk. In addition, we utilize money managers who conduct initial and ongoing credit analysis on our investment portfolio to monitor and minimize the potential impact of market risk associated with our cash equivalents and marketable securities.

Management believes that the credit risk related to accounts receivable is limited due to the large number and diversity of learners that principally comprise the Company’s customer base. The Company’s credit risk with respect to these accounts receivable is mitigated through the participation of a majority of the learners in federally funded financial aid programs.

Approximately 78%, 78%, and 75% of the Company’s revenues (calculated on a cash basis) were collected from funds distributed under Title IV Programs of the Higher Education Act (Title IV Programs) for the years ended December 31, 2010, 2009 and 2008, respectively. The financial aid and assistance programs are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company recorded impairment charges of $19 thousand, $52 thousand, and $46 thousand during 2010, 2009, and 2008, respectively.

The impairment charges primarily consist of the write-off of previously capitalized internal software development costs for software projects that were abandoned. These charges are recorded in general and administrative expenses in the consolidated statements of income.

Advertising

The Company expenses advertising costs as incurred. Advertising costs for 2010, 2009, and 2008 were $64.3 million, $51.6 million, and $42.5 million, respectively.

Net Income Per Common Share Attributable to Capella Education Company

Basic net income per common share attributable to Capella Education Company is based on the weighted average number of shares of common stock outstanding during the period. Dilutive shares are computed using the Treasury Stock method and include the incremental effect of shares that would be issued upon the assumed exercise of stock options and the vesting of restricted stock.

The table below is a reconciliation of the numerator and denominator in the basic and diluted net income per common share attributable to Capella Education Company calculation.

	Year Ended December 31,
	2010	2009	2008
	(in thousands, except per share data)
Numerator:
Net income attributable to Capella Education Company	$61,270	$42,669	$28,788
Denominator:
Denominator for basic net income per common share attributable to Capella Education Company —weighted average shares outstanding	16,648	16,713	16,835
Effect of dilutive stock options and restricted stock	200	317	487

Denominator for diluted net income per common share attributable to Capella Education Company	16,848	17,030	17,322

Basic net income per common share attributable to Capella Education Company	$3.68	$2.55	$1.71
Diluted net income per common share attributable to Capella Education Company	$3.64	$2.51	$1.66

Options to purchase 0.1 million, 0.2 million, and 0.2 million, common shares, respectively, were outstanding but not included in the computation of diluted net income per common share in 2010, 2009 and 2008, respectively, because their effect would be antidilutive.

Comprehensive Income

Comprehensive income includes net income and all changes in the Company’s equity during a period from non-owner sources which, for the Company, consists exclusively of unrealized gains and losses on available-for-sale marketable securities, net of tax.

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

Subsequent Events

The Company has reviewed and evaluated events and transactions that occurred subsequent to the balance sheet date. See Footnote 15 Subsequent Events for additional details.

Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU is effective for disclosures as of the end of a reporting period for interim and annual reporting periods ending on or after December 15, 2010 and for disclosures about activity that occurs during a reporting period for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this guidance did not result in a material level of new disclosures.

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

The Company has reviewed and considered all recent accounting pronouncements and believes there are none that could potentially have a material impact on its financial condition, results of operations, or disclosures.

3. Marketable Securities

The following is a summary of available-for-sale securities:

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Tax-exempt municipal securities	$114,604	$1,277	$(63)	$115,818

Total	$114,604	$1,277	$(63)	$115,818

	As of December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Tax-exempt municipal securities	$67,551	$2,119	$0	$69,670

Total	$67,551	$2,119	$0	$69,670

The unrealized gains and losses on the Company’s investments in municipal securities were caused by changes in market values primarily due to interest rate changes. All of our securities in an unrealized loss position as of December 31, 2010 had been in an unrealized loss position for less than twelve months. There were no other-than-temporary impairment charges recorded during the years-ended December 31, 2010 or 2009.

The unrealized gains and losses on the Company’s investments in municipal securities are net of reclassification adjustments of $0 and $0 million, net of tax, for the years ended December 31, 2010 and 2009, respectively, for gains included in net income.

The remaining contractual maturities of the Company’s marketable securities are shown below:

	As of December 31,
	2010	2009
	(in thousands)
Due within one year	$46,459	$2,038
Due after one year through five years	53,461	47,827
Due after six through ten years	6,134	5,095
Due after ten years	9,764	14,710

	$115,818	$69,670

The following table is a summary of the proceeds from the sale and maturity of available-for-sale securities, the gross realized gains and the gross realized losses on sales of investments classified as available-for-sale included in earnings for the year-ended December 31, 2010, 2009, and 2008:

	Year-Ended December 31,
	2010	2009	2008
	(in thousands)
Maturities of marketable securities	$9,978	$22,360	$23,303
Proceeds from the sale of marketable securities	1,000	1,000	41,203

	$10,978	$23,360	$64,506

Gross realized gains	$0	$0	$225
Gross realized losses	0	0	0

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

The following tables summarizes certain fair value information for assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009:

		Fair Value Measurements as of December 31, 2010 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents
Money market funds	$43,141	$43,141	$0	$0
Variable rate demand notes	34,275	34,275	0	0

Total cash and cash equivalents	$77,416	$77,416	$0	$0

Marketable securities
Tax-exempt municipal securities	$115,818	$0	$115,818	$0

Total marketable securities	$115,818	$0	$115,818	$0

		Fair Value Measurements as of December 31, 2009 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents
Money market funds	$60,865	$60,865	$0	$0
Variable rate demand notes	41,540	41,540	0	0

Total cash and cash equivalents	$102,405	$102,405	$0	$0

Tax-exempt municipal securities	$69,670	$0	$69,670	$0

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

As of December 31, 2010 and 2009, the Company did not have any liabilities that were required to be measured at fair value on a recurring basis.

4. Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2010	2009
	(in thousands)
Computer software	$80,612	$64,001
Computer equipment	26,516	20,987
Furniture and office equipment	12,847	10,912
Leasehold improvements	860	846

	120,835	96,746
Less accumulated depreciation and amortization	(75,925)	(58,762)

Property and equipment, net	$44,910	$37,984

5. Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31,
	2010	2009
	(in thousands)
Accrued compensation and benefits	$14,055	$10,013
Accrued instructional	4,544	2,817
Accrued vacation	1,867	1,571
Customer deposits	637	779
Other	8,859	9,148

	$29,962	$24,328

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

Future minimum lease commitments under the leases as of December 31, 2010, are as follows:

(in thousands)
2011	$6,043
2012	6,838
2013	6,729
2014	6,920
2015	5,912

Total	$32,442

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

Total rent expense and related taxes and operating expenses under operating leases for the years ended December 2010, 2009, and 2008 were $10.3 million, $9.4 million, and $7.0 million, respectively.

The Company maintains an unsecured $10.0 million line of credit with Wells Fargo Bank, which expires on July 31, 2011. The Company expects the line of credit will be renewed upon expiration. There were no borrowings under this line of credit as of and during the years ended December 31, 2010 or 2009. In July 2009, an unsecured letter of credit in the amount of $1.4 million was issued under the $10.0 million line of credit in favor of the Department of Education in connection with its 2008 annual review of student lending activities. In July 2010, the Company increased the letter of credit from $1.4 million to $1.6 million to reflect the increase in the Title IV return of funds in 2009 and 2010. Regulations require that a company experience two consecutive annual Title IV compliance audits with no findings to terminate a letter of credit.

7. Litigation

On November 5, 2010, a purported securities class action lawsuit captioned Police Pension Fund of Peoria, Individually, and on Behalf of All Others Similarly Situated v. Capella Education Company, J. Kevin Gilligan and Lois M. Martin, was filed in the U.S. District Court for the District of Minnesota. The complaint names the Company and certain senior executives as defendants, and alleges the Company and the named defendants made false or misleading public statements about its business and prospects during the time period from February 16, 2010 through August 13, 2010 in violation of federal securities laws, and that these statements artificially inflated the trading price of its common stock to the detriment of shareholders who purchased shares during that time. The plaintiff seeks compensatory damages for the purported class. Since that time, substantially similar complaints making similar allegations against the same defendants for the same purported class period have been filed with the federal court. The Company has not yet responded to these complaints and anticipates that pursuant to the Private Securities Litigation Reform Act of 1995, the Court will appoint a lead plaintiff and lead counsel pursuant to the provisions of that law, and eventually a consolidated amended complaint will be filed. The Company anticipates that the plaintiffs will seek substantial damages.

Discovery in this case has not yet begun. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to the Company at present, it cannot reasonably estimate a range of loss for this action and, accordingly, has not accrued any liability associated with this action.

In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters, including, but not limited to, claims involving learners or graduates and routine employment matters. While the outcomes of these matters are uncertain, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

8. Common Stock

In July 2008, the Company announced that its Board of Directors had authorized the Company to repurchase up to $60.0 million of shares of common stock with no expiration date. In August 2010, we had $14.4 million remaining authorized repurchases under the program. The Company received authorization from the Board of Directors for an additional $60.6 million in repurchases, resulting in a total authorization for additional repurchases up to an aggregate amount of $75.0 million in value of common stock. As of December 31, 2010, the Company had repurchased 1.2 million shares under this program for total consideration of $72.8 million and has $47.9 million remaining in this authorization.

The Company repurchased 0.7 million shares for total consideration of $49.8 million during the year ended December 31, 2010, 0.3 million shares for a total consideration of $14.7 million during the year ended December 31, 2009 and 1.0 million shares for total consideration of $58.3 million during the year ended December 31, 2008.

9. Stock-Based Compensation

The Company has three stock-based compensation plans, which are described below. The table below reflects our stock-based compensation expense recognized in the consolidated statements of income:

	Year ended December 31,
	2010	2009	2008
Instructional costs and services	$1,109	$1,009	$1,388
Marketing and promotional	452	441	868
General and administrative	2,137	2,202	2,042

Stock-based compensation expense included in operating income	3,698	3,652	4,298
Tax benefit	1,393	1,207	1,271

Stock-based compensation expense, net of tax	$2,305	$2,445	$3,027

Stock-based compensation plans

During 2005, the Company implemented a stock option plan that includes both incentive stock options and non-qualified stock options to be granted to employees, directors, officers, and others (the 2005 Plan). On May 25, 2006 the Board of Directors approved a change to the Company’s stock option policy in which the Company will only issue non-qualified stock options for future grants. At December 31, 2010, the maximum number of shares of common stock reserved under the 2005 Plan is 3.0 million shares. The Board of Directors establishes the terms and conditions of all stock option grants, subject to the 2005 Plan and applicable provisions of the Internal Revenue Code (the Code). Under the 2005 Plan, options must be granted at an exercise price not less than the fair market value of the Company’s common stock on the grant date. The options expire on the date determined by the Board of Directors but may not extend more than ten years from the grant date for options granted prior to August 2, 2006. On August 2, 2006 the Board of Directors approved a change to the Company’s stock option policy to shorten the contractual term from ten years to seven years for future grants. The options generally become exercisable over a four-year period. Canceled options become available for reissuance under the 2005 Plan.

The Company has also issued stock options under two discontinued plans (the 1993 and 1999 Plans). Stock options issued pursuant to the 1993 and 1999 Plans are still outstanding; however, unexercised options that are canceled upon termination of employment are not available for reissuance.

The Company’s determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. As stock-based compensation expense recognized in the consolidated statements of income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Option activity is summarized as follows:

	Available for Grant	Plan Options Outstanding		Weighted- Average Exercise Price per Share
		Incentive	Non-Qualified
	(in thousands, except per share data)
Service-based Stock Options
Balance, December 31, 2009	1,675	170	580	$38.25
Granted	(128)	0	128	88.64
Exercised	0	(88)	(169)	26.68
Canceled	43	(1)	(45)	55.92

Balance, December 31, 2010	1,590	81	494	$53.14

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except contractual term data and price)
Service-based Stock Options
Balance at December 31, 2010	575	$53.14	4.65	$10,408
Vested and expected to vest, December 31, 2010	559	$52.53	4.62	$10,338
Exercisable, December 31, 2010	287	$38.39	3.89	$8,154

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The following table summarizes information regarding all stock option exercises for the years presented:

	Year ended December 31,
	2010	2009	2008
	(in thousands)
Proceeds from stock options exercised	$6,842	$7,501	$6,156
Tax benefits related to stock options exercised	4,325	3,620	2,647
Intrinsic value of stock options exercised	14,612	14,315	11,103

As of December 31, 2010, total compensation cost related to nonvested service-based stock options not yet recognized was $9.6 million, which is expected to be recognized over the next 29 months on a weighted-average basis.

The fair value of our service-based stock options was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2010	2009	2008
Expected life (in years)(1)	4.42	4.58	4.75
Expected volatility(2)	41.8%	45.4%	43.8%
Risk-free interest rate(3)	0.92-1.58%	1.7-2.0%	2.9-3.2%
Dividend yield(4)	0.0%	0.0%	0.0%
Weighted-average fair value of options granted	$32.13	$21.16	$23.85

(1)	For the year ended December 31, 2008, the expected option life was determined using the simplified method for estimating expected option life for service-based stock options. Beginning January 1, 2009, we believe that the use of our historical stock option exercise and post-vesting employment termination behavior provides a more accurate estimate of expected option life and, consequently, a better estimate of fair value of our stock options. Therefore, the expected life of our options granted during the years ended December 31, 2010 and 2009 is based upon our historical stock option activity. This change in estimate did not have a material impact on our operating income, net income or earnings per share and we do not expect this change in estimate to have a material impact in future periods.
(2)	Our stock had not been publicly traded prior to November 2006, therefore we did not have sufficient trading history on which to base our estimate of expected volatility. The expected volatility assumptions for the year ended December 31, 2008 reflect a detailed evaluation of the stock prices of a peer group of public post-secondary education companies for a period equal to the expected life of the options, starting from the date they went public. Beginning on January 1, 2009, we believe that the use of our historical stock price provides a more accurate estimate of expected volatility and, consequently, a better estimate of fair value of the Company’s stock options. We considered the impact of implied volatility of the share price determined from the market prices of traded options, but determined it was unnecessary due to the low volume of publicly traded options and that publicly traded options do not include a variety of option terms to expiration that would allow the construction of a useful or accurate volatility curve. Therefore, the expected volatility assumption for the years ended December 31, 2010 and 2009 is based upon our own historical stock price. This change in estimate did not have a material impact on our operating income, net income or earnings per share and we do not expect this change in estimate to have a material impact in future periods.
(3)	The risk-free interest rate assumption is based upon the U.S. Treasury zero coupon yield curve on the grant date for a maturity similar to the expected life of the options.

(4)	The dividend yield assumption is based on our history and expectation of regular dividend payments. The Company has not historically and currently does not pay dividends.

Restricted stock activity for the year ended December 31, 2010 is summarized as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
	(in thousands, except per share data)
Restricted Stock
Balance, December 31, 2009	35	$52.35
Granted	39	82.02
Vested	(8)	53.09
Forfeited	(5)	61.53

Balance, December 31, 2010	61	$70.22

10. Income Taxes

The Company accounts for uncertainty in income taxes using a two-step approach for evaluating tax positions. Step one, recognition, occurs when the Company concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Step two, measurement, is only addressed if the position is more likely than not to be sustained. Under Step 2, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more likely than not to be realized upon ultimate settlement. As of December 31, 2010, the Company had $0.7 million of total gross unrecognized tax benefits. Of this total, $0.2 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect its effective income tax rate in future periods.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009	2008
	(in thousands)
Balance at January 1	$388	$382	$314
Additions based on tax positions related to the current year	0	0	0
Reductions based on tax positions related to the current year	0	0	0
Additions for tax positions of prior years	565	122	68
Reductions for tax positions of prior years	(92)	0	0
Settlements	0	(68)	0
Reductions due to lapse of the applicable statute of limitations	(134)	(48)	0

Balance at December 31	$727	$388	$382

The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The state of Minnesota has initiated an income tax audit for the years 2006-2009.

During 2009, the Company completed the income tax audit with the Internal Revenue Service (IRS) for the 2006 tax year and in January 2010 the Company completed the employment tax audit with the IRS.

The Company continues to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company recognized $0.1 million, $0.1 million, and $0.1 million in interest and penalties related to uncertain tax positions in income tax expense during the years ended December 31, 2010, 2009 and 2008, respectively.

For federal purposes, the statute of limitations remains open on tax years 2007-2009. For state purposes, the statute of limitations varies by jurisdiction, but is generally from 3 to 5 years and is also open for multiple earlier years for states that generated net operating losses. The statute of limitations remains open on the earlier years for 3 to 5 years subsequent to the utilization of net operating losses.

The Company does not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months. In September 2010, the statute of limitations expired on federal issues related to tax year 2006 with no material impact on the unrecognized tax benefits. In October 2011, the statute of limitations will expire on state issues related to tax year 2006 with no material impact expected on the unrecognized tax benefits.

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

At December 31, 2010, the Company has a net operating loss carryforward of approximately $1.8 million for state income tax purposes that is available to offset future taxable income. The state net operating loss carryforwards expire at various dates through 2028.

The components of income tax expense are as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Current:
Federal	$32,172	$20,435	$15,109
State	2,334	1,879	1,491
Deferred:
Federal	1,325	1,238	(1,273)
State	29	85	48

	$35,860	$23,637	$15,375

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2010	2009	2008
Statutory rate	35.0%	35.0%	35.0%
State income taxes	2.5	2.1	2.4
Non-deductible expense related to incentive stock options	0.0	0.2	0.7
Tax-exempt interest	(0.8)	(1.3)	(3.1)
Other	0.3	(0.4)	(0.2)

	37.0%	35.6%	34.8%

Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2010 and 2009, are as follows:

	As of December 31,
	2010	2009
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$66	$74
Accounts receivable	2,037	1,399
Goodwill	23	35
Accrued liabilities	2,714	1,862
Nonqualified stock options	2,585	2,172
Other	222	109

	7,647	5,651
Deferred tax liabilities:
Prepaid expenses	(1,125)	0
Accumulated other comprehensive income	(456)	(786)
Property and equipment	(11,460)	(9,235)

	(13,041)	(10,021)

Net deferred tax liability	$(5,394)	$(4,370)

During 2010, 2009 and 2008, the Company recorded tax benefits of approximately $4.3 million, $3.6 million, and $2.6 million directly to additional paid-in capital related to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options.

11. Noncontrolling Interest

Sophia became a majority owned subsidiary of the Company in 2010. The equity interest in Sophia not owned by the Company is reported as noncontrolling interest on the consolidated balance sheet of the Company. Losses incurred by Sophia were charged to the Company and to the noncontrolling interest holder based on ownership percentage.

There is a put option within the Sophia Learning, LLC agreement which permits the noncontrolling interest to put its shares to the Company within a specified time period. Since these shares are outside the control of the Company, the noncontrolling interest is considered contingently redeemable and thus is presented in mezzanine equity in our consolidated balance sheet. Pursuant to authoritative guidance, if the value of the contingently redeemable noncontrolling interest is less than the fair market value, and it is probable that the contingency related to the put option will be met, then the carrying value of the contingently redeemable noncontrolling interest must be adjusted to fair market value through a charge directly to retained earnings. Although the Company has determined that it is probable that the put option will be exercised based upon the passage of time, the Company determined that a charge to retained earnings was not needed at December 31, 2010, as the value of the contingently redeemable noncontrolling interest approximated fair market value. The Company based this determination on the short time period from its latest investment in Sophia and December 31, 2010.

12. Regulatory

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

The Company performs periodic reviews of its compliance with the various applicable regulatory requirements. The Company has not been notified by any of the various regulatory agencies of any significant noncompliance matters that would adversely impact its ability to participate in Title IV programs, however, the Office of Inspector General (OIG) has conducted a compliance audit of Capella University. The audit commenced on April 10, 2006 and we subsequently provided the OIG with periodic information, responded to follow up inquiries and facilitated site visits and access to Capella University’s records. The OIG completed its field work in January 2007 and the Company received a draft audit report on August 23, 2007. Capella University provided written comments on the Draft Report to the OIG on September 25, 2007. On March 7, 2008, the OIG’s final report was issued to the Acting Chief Operating Officer (COO) for Federal Student Aid (FSA), which is responsible for primary oversight of the Title IV funding programs. The Company responded to the final report on April 8, 2008. In 2009, Capella University provided FSA staff with certain additional requested information for financial aid years 2002-2003 through 2007-2008. The FSA will subsequently issue final findings and requirements for Capella University. The FSA may take certain actions, including requiring that we refund certain federal student aid funds, requiring us to modify our Title IV administration procedures, and/or requiring us to pay fines or penalties.

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

Political and budgetary concerns significantly affect the Title IV Programs. Congress reauthorizes the HEA and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in August 2008. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of December 31, 2010, programs in which the Company’s learners participate are operative and sufficiently funded.

13. Other Employee Benefit Plans

The Company sponsors an employee retirement savings plan, which qualifies under Section 401(k) of the Internal Revenue Code (the Code). The plan provides eligible employees with an opportunity to make tax-deferred contributions into a long-term investment and savings program. All employees over the age of 18 are eligible to participate in the plan. The plan allows eligible employees to contribute up to 100% of their annual compensation. Contributions are subject to certain limitations. The plan allows the Company to consider making a discretionary contribution; however, there is no requirement that it do so. Effective July 1, 2006, the Company elected to match 100% on the first 2%, and 50% on the next 4%, of the employee contributions. Employer contributions and related expense were $4.8 million, $2.9 million, and $2.9 million for the years ended December 31, 2010, 2009, and 2008, respectively.

In May 2005, the Company adopted the Capella Education Company Employee Stock Purchase Plan, referred to as the ESPP. The Company has reserved an aggregate of 0.5 million shares of its common stock for issuance under the ESPP. The ESPP permits eligible employees to utilize up to 10% of their compensation to purchase the Company’s common stock at price of no less than 85% of the fair market value per share of the Company’s common stock at the beginning or the end of the relevant offering period, whichever is less. The compensation committee of the Board of Directors will administer the ESPP. The Company had not implemented this plan as of December 31, 2010.

14. Quarterly Financial Summary (unaudited)

	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
2010
Revenues	$101,233	$105,157	$105,010	$114,723	$426,123
Operating income	23,215	22,482	21,007	28,297	95,001
Net income attributable to Capella Education Company	15,162	14,574	13,478	18,056	61,270
Net income per common share attributable to Capella Education Company
Basic	$0.90	$0.87	$0.81	$1.10	$3.68
Diluted	$0.89	$0.86	$0.80	$1.09	$3.64

2009
Revenues	$76,435	$80,096	$83,569	$94,543	$334,643
Operating income	12,188	14,254	14,544	22,936	63,922
Net income attributable to Capella Education Company	8,336	9,540	9,783	15,010	42,669
Net income per common share attributable to Capella Education Company
Basic	$0.50	$0.57	$0.59	$0.90	$2.55
Diluted	$0.49	$0.56	$0.57	$0.88	$2.51

15. Subsequent Events

On February 15, 2011, the Company announced a targeted reduction in its workforce by approximately 125 positions to be completed by the end of February. The Company expects to incur charges of approximately $2 million in the first quarter 2011 in connection with this reduction in employment, and expects to realize related employee compensation expense reductions and other discretionary spending reductions of approximately $12 million annualized.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010. In conducting its evaluation, our management used the criteria set forth by the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Capella Education Company

We have audited Capella Education Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Capella Education Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Capella Education Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capella Education Company as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, of Capella Education Company and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Minneapolis, Minnesota

February 25, 2011

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the 2010 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2010. Except for those portions specifically incorporated in this Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10.	Directors, Executive Officers, and Corporate Governance

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning our executive officers and persons chosen to become executive officers:

Name	Age	Position
J. Kevin Gilligan	56	Chief Executive Officer
Steven L. Polacek	51	Senior Vice President and Chief Financial Officer
Sally B. Chial	50	Senior Vice President, Capella Experience
Kyle M. Carpenter	57	Senior Vice President of Strategy and Business Development
Gregory W. Thom	54	Senior Vice President, General Counsel and Secretary
Larry A. Isaak	59	President, Capella University
Jason Van de Loo	33	Vice President, Marketing and Portfolio Strategies

J. Kevin Gilligan joined our company on March 2, 2009 to serve as our Chief Executive Officer and a member of our board of directors. On February 23, 2010, he was appointed Chair of our Board of Directors. Mr. Gilligan was previously the chief executive officer of United Subcontractors, Inc., a nationwide construction services company, from 2004 until February 2009. United Subcontractors voluntarily filed for Chapter 11 bankruptcy on March 31, 2009 and emerged from the bankruptcy proceedings on June 30, 2009. From 2001 to 2004, Mr. Gilligan served as president and chief executive officer of the Automation and Control Solutions Group of Honeywell International, a diversified technology and manufacturing company. From 2000 to 2001, Mr. Gilligan served as president of the Home and Building Control Division of Honeywell International. He also served as president of the Solutions and Services Division of Honeywell International from 1997 to 1999 and as Vice president and general manager of the North American Region of the Home and Building Control Division from 1994 to 1997. Mr. Gilligan is a member of the board of directors for Graco Inc., a publicly held manufacturer and supplier of fluid handling equipment, and from September 2004 until February 2009 was a member of the board for ADC Telecommunications, Inc., a publicly held global supplier of network infrastructure. Mr. Gilligan earned a B.A. from Boston College.

Steven L. Polacek joined our company in 2010 as Senior Vice President and Chief Financial Officer. Prior to joining Capella, he served as senior vice president and chief financial officer at Hutchinson Technology Incorporated from March 2010 until September 2010, a publicly traded global technology leader supplying critical components to the disk drive industry and new technologies to improve the quality of health care. Previously, Mr. Polacek was senior vice president, chief administrative officer and chief financial officer at Minneapolis-based Opus Corporation from 2005 to 2009; served as partner from 2002 to 2005 with Deloitte & Touche LLP; and began his career with Arthur Andersen LLP in 1982, became partner in 1993, and was the managing partner of the Minneapolis office from 1995 to 2002. Mr. Polacek previously served on the board of directors for C. H. Robinson Worldwide, Inc., from 2007 until January 1, 2011. He earned his bachelor’s degree in accounting from the University of Nebraska - Lincoln.

Sally B. Chial joined our company in 2007 as Vice President of Human Resources. In 2009, she was appointed to Senior Vice President, Capella Experience. She was previously a member of the senior leadership teams for organizational effectiveness and human resources at Cargill from 2004 to 2007 and served as one of the company’s lead human resource managers from 2001 to 2004. Ms. Chial earned a Bachelor of Arts with an emphasis on human resources and finance from Metropolitan State University, and a Master of Arts in public administration, with an emphasis on human resources and organizational development, from Hamline University. She is a certified executive coach through the Hudson Institute.

Kyle M. Carpenter joined our company in 2009 as Senior Vice President of Strategy and Business Development. He most recently served as president and operating partner of Boxcar Holdings LLC, a private equity firm with holdings in the entertainment, real estate, and printing industries from 2008 to 2009. Previously, Mr. Carpenter served as president & CEO of Electrosonic Group, an international business providing comprehensive digital media solutions and services from 1996 to 2008; and held numerous vice president roles at Honeywell, an international business leader in diversified technology and manufacturing. Mr. Carpenter earned his bachelor’s degree from Duke University, and also has completed management programs at Harvard University and Aspen Institute. He has served on the board of directors of the Harlem Globetrotters since 2005, CompView Systems since 2008 and as both a Trustee and Board member of Twin Cities Public Television from 1996 to the present.

Gregory W. Thom joined our company in 2003 serving as Vice President, General Counsel, and Secretary since that time. In August 2010, he was promoted to Senior Vice President. From 2002 to 2003, Mr. Thom served as senior vice president, Global Sales and Distribution at Datacard Group. From 2000 to 2002, Mr. Thom served as vice president, Government Solutions at Datacard Group. From 1994 to 2000, Mr. Thom served as vice president, general counsel and secretary at Datacard Group. From 1991 to 1994, Mr. Thom was an attorney with Dorsey & Whitney LLP, a Minneapolis-based law firm. Mr. Thom earned a B.A. from Bethel College, an M.B.A. from the University of Connecticut and a J.D. from William Mitchell College of Law.

Larry A. Isaak began his role as the President of Capella University in November 2010. Mr. Isaak most recently served as president of the Midwestern Higher Education Compact (MHEC) in Minneapolis from 2003 to 2010. Previously, Mr. Isaak was the chancellor of the North Dakota State University System from 1994 until 2003. He was named chancellor emeritus upon his departure from the North Dakota University System. In addition, Mr. Isaak served as chair of the State Higher Education Executive Officers (SHEEO) in 2002 and as a commissioner to both MHEC and the Western Interstate Commission for Higher Education from 2000 to 2003. Mr. Isaak earned a Bachelor of Science degree in Business Administration as well as an MBA from the University of North Dakota. He also completed the Business Management Institute program at Stanford University and is a certified public accountant (inactive).

Jason Van de Loo joined our company in 2002, and has been serving as our Vice President of Marketing and Portfolio Strategies since 2009. Mr. Van de Loo has held progressive leadership roles within our marketing organization, including director of marketing, and vice president-market leader from 2008 to 2009. His previous experience includes digital marketing and loyalty marketing positions with Carlson Marketing Group from 1999 to 2002. He sits on the board of directors for TreeHouse, a non-profit organization helping build healthy relationships with youth and families in conflict. Mr. Van de Loo earned both his MBA and his B.S. in Marketing and Finance from the Carlson School of Management at the University of Minnesota.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008

Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

Other schedules are omitted because they are not required.

(b)	Exhibits

Exhibit Number	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 11, 2006.

3.2	Second Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2008.

4.1	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 19, 2006.

10.1*	Capella Education Company 2005 Stock Incentive Plan as amended.	Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 3, 2005.

10.2*	Forms of Option Agreements for the Capella Education Company 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.

10.3*	Form of Restricted Stock Agreement for the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.4*	Form of Restricted Stock Unit Agreement (Employee) under the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2009.

10.5*	Form of Restricted Stock Unit Agreement (Non-Employee Director) under the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2009.

10.6*	Capella Education Company 1999 Stock Option Plan, as amended.	Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.7*	Form of Non-Statutory Stock Option Agreement (Director) for the Capella Education Company 1999 Stock Option Plan.	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.8*	Form of Non-Statutory Stock Option Agreement (Employee) for the Capella Education Company 1999 Stock Option Plan.	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

Exhibit Number	Description	Method of Filing

10.9*	Form of Incentive Stock Option Agreement for the Capella Education Company 1999 Stock Option Plan.	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.10*	Learning Ventures International, Inc. 1993 Stock Option Plan, as amended.	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.11*	Form of Option Agreement for the Learning Ventures International, Inc. 1993 Stock Option Plan.	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.12*	Capella Education Company Executive Severance Plan, as amended.	Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.13*	Capella Education Company Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 3, 2005.

10.14*	Confidentiality, Non-Competition and Inventions Agreement, dated as of April 16, 2001, by and between the Registrant and Michael J. Offerman.	Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.15*	Offer Letter, dated as of November 10, 2003, by and between the Registrant and Michael J. Offerman.	Incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.16*	Form of Nondisclosure Agreement (executed by Scott M. Henkel, Stephen G. Shank, Michael J. Offerman and Lois M. Martin).	Incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.17	Office Lease, dated as of February 23, 2004, by and between the Registrant and 601 Second Avenue Limited Partnership.	Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.18	Memorandum of Lease, dated as of March 10, 2004, by and between the Registrant and 601 Second Avenue Limited Partnership.	Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.19*	Form of Performance Vesting Option Agreement (Annual Incentive Plan for Management Employees—2006) for the Capella Education Company 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.27 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.

10.20*	Offer Letter with addendum, dated October 20, 2004, by and between the Registrant and Lois M. Martin.	Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.21*	Amendment to Confidentiality, Non-Competition and Inventions Agreement, dated June 16, 2005, by and between the Registrant and Michael J. Offerman.	Incorporated by reference to Exhibit 10.34 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.

Exhibit Number	Description	Method of Filing

10.22	First Amendment to Lease, dated as of May 16, 2006, by and between the Registrant and 601 Second Avenue Limited Partnership.	Incorporated by reference to Exhibit 10.36 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.

10.23	Letter Agreement, dated July 5, 2006, between the Registrant and ASB Minneapolis 225 Holdings, LLC	Incorporated by reference to Exhibit 10.37 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.

10.24	Second Amendment to Lease, dates as of March 17, 2008, by and between the Registrant and Minneapolis 225 Holdings, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report of Form 10-Q for the quarter ended March 31, 2008.

10.25	Third Amendment to Lease, dates as of June 10, 2009, by and between the Registrant and Minneapolis 225 Holdings, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2009.

10.26*	Amendment No. 1 to Capella Education Company 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.42 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2006.

10.27*	Capella Education Company Senior Executive Severance Plan, as amended.	Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.28*	Capella Education Company Annual Incentive Bonus Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2008.

10.29*	Employment Agreement between Capella Education Company and J. Kevin Gilligan, dated January 20, 2009.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2009.

10.30*	Transition Agreement between Capella Education Company and Lois M. Martin, dated May 11, 2010	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.31*	Fourth Amendment to Lease, dated as of May 14, 2010, by and between the Registrant and Minneapolis 225 Holdings, LLC.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

21	Subsidiaries of the Registrant.	Filed electronically.

23	Consent of Ernst & Young LLP.	Filed electronically.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

EX-101.INS	XBRL Instance Document (1)	Filed electronically.

EX-101.SCH	XBRL Taxonomy Extension Schema Document (1)	Filed electronically.

Exhibit Number	Description	Method of Filing

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)	Filed electronically.

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)	Filed electronically.

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)	Filed electronically.

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)	Filed electronically.

*	Management contract or compensatory plan or arrangement.
(1)

The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall no be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

CAPELLA EDUCATION COMPANY

Schedule II—Valuation and Qualifying Accounts

Fiscal Years 2010, 2009 and 2008

	Beginning Balance	Additions Charged to Expense	Deductions		Ending Balance
	(In thousands)
Allowance accounts for the years ended:
December 31, 2010 Allowance for doubtful accounts	$2,362	$8,744	$(7,323	)(a)	$3,783
December 31, 2009 Allowance for doubtful accounts	$1,419	$6,972	$(6,029	)(a)	$2,362
December 31, 2008 Allowance for doubtful accounts	$951	$5,225	$(4,757	)(a)	$1,419

(a)	Write-off of accounts receivables.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPELLA EDUCATION COMPANY
(Registrant)

Date: February 25, 2011	/S/ J. KEVIN GILLIGAN
J. Kevin Gilligan
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/S/ J. KEVIN GILLIGAN J. Kevin Gilligan	Chairman and Chief Executive Officer (Principal Executive Officer)	February 25, 2011

/S/ STEVEN L. POLACEK Steven L. Polacek	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2011

/S/ AMY L. RONNEBERG Amy L. Ronneberg	Vice President and Controller (Principal Accounting Officer)	February 25, 2011

/S/ MARK N. GREENE Mark N. Greene	Director	February 25, 2011

/S/ MICHAEL A. LINTON Michael A. Linton	Director	February 25, 2011

/S/ MICHAEL L. LOMAX Michael L. Lomax	Director	February 25, 2011

/S/ JODY G. MILLER Jody G. Miller	Director	February 25, 2011

/S/ STEPHEN G. SHANK Stephen G. Shank	Director	February 25, 2011

/S/ ANDREW M. SLAVITT Andrew M. Slavitt	Director	February 25, 2011

/S/ DAVID W. SMITH David W. Smith	Director	February 25, 2011

/S/ JEFFREY W. TAYLOR Jeffrey W. Taylor	Director	February 25, 2011

/S/ SANDRA E. TAYLOR Sandra E. Taylor	Director	February 25, 2011

/S/ DARRELL R. TUKUA Darrell R. Tukua	Director	February 25, 2011