Form 10-Q
period 2011-03-31
CAPELLA EDUCATION CO
filed 2011-04-26
CIK 1104349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

The total number of shares of common stock outstanding as of April 21, 2011, was 15,726,664.

CAPELLA EDUCATION COMPANY

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CAPELLA EDUCATION COMPANY

Consolidated Balance Sheets

(In thousands, except par value)

	As of March 31, 2011	As of December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,692	$77,416
Marketable securities	108,842	115,818
Accounts receivable, net of allowance of $2,944 at March 31, 2011 and $3,783 at December 31, 2010	12,431	13,680
Prepaid expenses and other current assets	8,029	8,290
Deferred income taxes	2,477	2,444

Total current assets	208,471	217,648
Property and equipment, net	43,813	44,910

Total assets	$252,284	$262,558

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,686	$4,599
Accrued liabilities	22,241	29,962
Income taxes payable	8,954	344
Deferred revenue	4,685	5,885

Total current liabilities	40,566	40,790
Deferred rent	4,425	3,466
Other liabilities	520	855
Deferred income taxes	7,792	7,838

Total liabilities	53,303	52,949

Redeemable noncontrolling interest	914	1,023

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares — 100,000, issued and outstanding shares — 15,852 at March 31, 2011 and 16,306 at December 31, 2010	159	163
Additional paid-in capital	90,020	115,075
Accumulated other comprehensive income	689	758
Retained earnings	107,199	92,590

Total shareholders’ equity	198,067	208,586

Total liabilities and shareholders’ equity	$252,284	$262,558

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Income

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Revenues	$111,354	$101,233
Costs and expenses:
Instructional costs and services	42,499	37,875
Marketing and promotional	35,321	29,969
General and administrative	9,205	10,174
Reduction of workforce	1,862	0

Total costs and expenses	88,887	78,018

Operating income	22,467	23,215
Other income, net	525	498

Income before income taxes	22,992	23,713
Income tax expense	8,492	8,551

Net income	14,500	15,162
Net loss attributable to noncontrolling interest	109	0

Net income attributable to Capella Education Company	$14,609	$15,162

Net income per common share attributable to Capella Education Company:
Basic	$0.90	$0.90

Diluted	$0.90	$0.89

Weighted average number of common shares outstanding:
Basic	16,182	16,781

Diluted	16,290	17,046

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Operating activities
Net income	$14,500	$15,162
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	1,746	1,492
Depreciation and amortization	5,327	3,998
Amortization of investment discount/premium	607	426
(Gain) loss on disposal of property and equipment, net	(35)	1
Stock-based compensation	884	436
Excess tax benefits from stock-based compensation	(119)	(2,046)
Deferred income taxes	(39)	257
Changes in operating assets and liabilities:
Accounts receivable	(497)	(929)
Prepaid expenses and other current assets	261	(268)
Accounts payable and accrued liabilities	(7,306)	6,593
Income tax payable	8,400	3,622
Deferred rent	959	125
Deferred revenue	(1,200)	(119)

Net cash provided by operating activities	23,488	28,750
Investing activities
Capital expenditures	(4,899)	(4,622)
Purchases of marketable securities	(1,500)	(18,593)
Maturities of marketable securities	7,760	0

Net cash provided by (used in) investing activities	1,361	(23,215)
Financing activities
Excess tax benefits from stock-based compensation	119	2,046
Net proceeds from exercise of stock options	1,256	2,695
Repurchase of common stock	(26,948)	(9,412)

Net cash used in financing activities	(25,573)	(4,671)

Net (decrease) increase in cash and cash equivalents	(724)	864
Cash and cash equivalents at beginning of period	77,416	102,405

Cash and cash equivalents at end of period	$76,692	$103,269

Supplemental disclosures of cash flow information
Income taxes paid	$152	$4,671

Noncash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$405	$2,168

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of Business

Capella Education Company (the Company) was incorporated on December 27, 1991. Capella University (the University), a wholly-owned subsidiary, is an online postsecondary education services company offering a variety of bachelor’s, master’s and doctoral degree programs primarily delivered to working adults. Capella University is accredited by The Higher Learning Commission and is a member of the North Central Association of Colleges and Schools (NCA). In 2010, the Company formed the joint-venture Sophia Learning, LLC (Sophia), as majority owner. Sophia provides a social teaching and learning platform that integrates education with technology.

2. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company, the University and Sophia, after elimination of all intercompany accounts and transactions.

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (2010 Annual Report on Form 10-K).

Marketable Securities

Management determines the appropriate designation of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All of the Company’s marketable securities were designated as available-for-sale as of March 31, 2011 and December 31, 2010.

Available-for-sale marketable securities are carried at fair value as determined by quoted market prices or other inputs either directly or indirectly observable in the marketplace for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of shareholders’ equity. Management reviews the fair value of the portfolio at least monthly, and evaluates individual securities with fair values below amortized cost at the balance sheet date. In order to determine whether an impairment is other than temporary, management must conclude whether they intend to sell the impaired security and whether it is more likely than not that they will be required to sell the security before the recovery of its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not they will be required to sell prior to recovery of its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of the other-than-temporary impairment related to a credit loss, or securities that management has the intent to sell before recovery, is recognized in earnings. The amount of the other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of shareholders’ equity in other comprehensive income.

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in investment income. The Company classifies all marketable securities as current assets because the assets are available to fund current operations.

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

Comprehensive Income

Comprehensive income includes net income and all changes in the Company’s equity during a period from non-owner sources which, for the Company, consists exclusively of unrealized gains and losses on available-for-sale marketable securities, net of tax. Total comprehensive income was $14.5 million and $15.0 million for the three months ended March 31, 2011 and 2010, respectively.

Recent Accounting Pronouncements

We have reviewed and considered all recent accounting pronouncements and believe there are none that could potentially have a material impact on our financial condition, results of operations, or disclosures.

3. Net Income per Common Share Attributable to Capella Education Company

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

	Three Months Ended March 31,
	2011	2010
	(in thousands, except per share data)
Numerator:
Net income attributable to Capella Education Company	$14,609	$15,162
Denominator:
Denominator for basic net income per common share attributable to Capella Education Company — weighted average shares outstanding	16,182	16,781
Effect of dilutive stock options and restricted stock	108	265

Denominator for diluted net income per common share attributable to Capella Education Company	16,290	17,046

Basic net income per common share attributable to Capella Education Company	$0.90	$0.90
Diluted net income per common share attributable to Capella Education Company	$0.90	$0.89

Options to purchase 0.3 million and 0 common shares were outstanding but not included in the computation of diluted net income per common share in the three months ended March 31, 2011 and 2010, respectively, because their effect would be antidilutive.

4. Marketable Securities

The following is a summary of available-for-sale securities:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Tax-exempt municipal securities	$107,737	$1,135	$(30)	$108,842

Total	$107,737	$1,135	$(30)	$108,842

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Tax-exempt municipal securities	$114,604	$1,277	$(63)	$115,818

Total	$114,604	$1,277	$(63)	$115,818

The unrealized gains and losses on the Company’s investments in municipal securities were caused by changes in market values primarily due to interest rate changes. All of the Company’s securities in an unrealized loss position as of March 31, 2011 had been in an unrealized loss position for less than twelve months. The Company intends to hold these securities until maturity and the possibility the Company will be required to sell these securities prior to the recovery of their amortized cost basis is remote. Based on a review of all relevant information, such as revised estimates of cash flows and specific conditions affecting the investment, the Company expects to recover the entire amortized cost basis of these securities. Therefore, no other-than-temporary impairment charges were recorded during the first three months of 2011 or 2010.

The remaining contractual maturities of the Company’s marketable securities are shown below:

	As of March 31, 2011	As of December 31, 2010
	(in thousands)
Due within one year	$52,630	$46,459
Due after one year through five years	39,938	53,461
Due after six through ten years	5,085	6,134
Due after ten years	11,189	9,764

	$108,842	$115,818

The following table is a summary of proceeds from the sale and maturities of available-for-sale securities, the gross realized gains and the gross realized losses on sales of investments classified as available-for-sale included in earnings for the three months ended March 31, 2011 and 2010:

	0,000	0,000
	Three Months Ended March 31,
	2011	2010
	(in thousands)
Maturities of marketable securities	$7,760	$0
Proceeds from the sale of marketable securities	0	0

	$7,760	$0

Gross realized gains	$0	$0
Gross realized losses	0	0

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

When available, the Company uses quoted market prices to determine fair value, and such measurements are classified within Level 1. In some cases where market prices are not available, the Company makes use of observable market-based inputs to calculate fair value, in which case the measurements are classified within Level 2. Currently, the Company does not have any measurements with cash, cash equivalents and marketable securities classified within Level 3.

The following tables summarize certain fair value information for assets measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:

		Fair Value Measurements as of March 31, 2011 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents
Money market funds	$35,654	$35,654	$0	$0
Variable rate demand notes	41,038	41,038	0	0

Total cash and cash equivalents	$76,692	$76,692	$0	$0

Marketable securities
Tax-exempt municipal securities	$108,842	$0	$108,842	$0

Total marketable securities	$108,842	$0	$108,842	$0

		Fair Value Measurements as of December 31, 2010 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents
Money market funds	$43,141	$43,141	$0	$0
Variable rate demand notes	34,275	34,275	0	0

Total cash and cash equivalents	$77,416	$77,416	$0	$0

Marketable securities
Tax-exempt municipal securities	$115,818	$0	$115,818	$0

Total marketable securities	$115,818	$0	$115,818	$0

The Company measures cash and cash equivalents at fair value primarily using real-time quotes for transactions in active exchange markets involving identical assets. The variable rate demand notes contain a feature allowing the Company to require payment by the issuer on a daily or weekly basis. As a result, these securities are highly liquid and are classified as cash and cash equivalents. The Company’s marketable securities are classified within Level 2 and are valued using readily available pricing sources for comparable instruments utilizing market observable inputs. The Company does not hold securities in inactive markets. The Company did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the first three months of 2011.

5. Accrued Liabilities

Accrued liabilities consist of the following:

	As of March 31, 2011	As of December 31, 2010
	(in thousands)
Accrued compensation and benefits	$4,214	$14,055
Accrued instructional	4,121	4,544
Accrued vacation	2,117	1,867
Reduction of workforce	1,504	0
Other	10,285	9,496

	$22,241	$29,962

“Other” in the table above consists primarily of vendor invoices accrued in the normal course of business.

In February 2011, we implemented a strategic reduction of workforce by eliminating approximately 120 positions and incurred charges of approximately $1.9 million in the first quarter 2011. As of March 31, 2011, the remaining liability, “Reduction of workforce” was approximately $1.5 million and recorded as a component of accrued liabilities.

6. Commitments and Contingencies

Leasehold Agreements

The Company leases its office facilities and certain office equipment under various noncancelable operating leases and has contractual obligations related to certain software license agreements. Effective March 17, 2008, the Company entered into an amendment of its current lease with Minneapolis 225 Holdings, LLC pursuant to which the Company renewed and expanded its existing lease premises at 225 South Sixth Street in Minneapolis, Minnesota through 2015.

Future minimum lease commitments under the leases as of March 31, 2011, are as follows:

Operating
(in thousands)
2011	$4,647
2012	6,838
2013	6,729
2014	6,920
2015	5,912

Total	$31,046

The Company recognizes rent expense on a straight-line basis over the term of the lease, although the lease may include escalation clauses providing for lower payments at the beginning of the lease term and higher payments at the end of the lease term. Cash or lease incentives received from lessors are recognized on a straight-line basis as a reduction to rent from the date the Company takes possession of the property through the end of the lease term. The Company records the unamortized portion of the incentive as a component of deferred rent, in accrued liabilities or long-term liabilities, as appropriate.

Line of Credit

The Company maintains a $10.0 million unsecured line of credit with Wells Fargo Bank, which expires on July 31, 2011. There were no borrowings under this line of credit as of and for the three months ended March 31, 2011 or as of and for the year ended December 31, 2010. In July 2009, a $1.4 million unsecured letter of credit was issued under the $10.0 million line of credit, in favor of the Department of Education in connection with its 2008 annual review of student lending activities. In July 2010, the Company increased the letter of credit from $1.4 million to $1.6 million to reflect the increase in the Title IV return of funds in 2009 and 2010. Regulations require that a company experience two consecutive annual Title IV compliance audits with no findings to terminate a letter of credit.

Litigation

On November 5, 2010, a purported securities class action lawsuit captioned Police Pension Fund of Peoria, Individually, and on Behalf of All Others Similarly Situated v. Capella Education Company, J. Kevin Gilligan and Lois M. Martin, was filed in the U.S. District Court for the District of Minnesota. The complaint names the Company and certain senior executives as defendants, and alleges the Company and the named defendants made false or misleading public statements about its business and prospects during the time period from February 16, 2010 through August 13, 2010 in violation of federal securities laws, and that these statements artificially inflated the trading price of its common stock to the detriment of shareholders who purchased shares during that time. The plaintiff seeks compensatory damages for the purported class. Since that time, substantially similar complaints making similar allegations against the same defendants for the same purported class period have been filed with the federal court. The Company has not yet responded to these complaints. Pursuant to the Private Securities Litigation Reform Act of 1995, on April 13, 2011, the Court appointed Oklahoma Firefighters Pension and Retirement System as lead plaintiff and Abraham, Fruchter and Twersley, LLP, as lead counsel. We anticipate a consolidated amended complaint will be filed by mid-June and the plaintiffs will seek substantial damages.

Discovery in this case has not yet begun. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to the Company at present, it cannot reasonably estimate a range of loss for this action and, accordingly, has not accrued any liability associated with this action.

In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, claims involving learners or graduates and routine employment matters. While the outcome of these matters is uncertain, the Company does not believe the outcome of these matters will have a material adverse impact on its consolidated financial position or results of operations.

7. Stock Repurchase Program

A summary of the Company’s comprehensive stock repurchase activity for fiscal year 2010 through March 31, 2011, all of which was part of publicly announced plans, is presented below:

(in thousands)
Board authorizations:
August 2010	$60,662
February 2011	65,000

Total amount authorized	125,662
Total shares repurchased	40,061

Residual authorization	$85,601

The Company executed a separate authorized repurchase program in July 2008 for repurchases up to an aggregate amount of $60.0 million in value of common stock and was fully utilized.

During the three months ended March 31, 2011, the Company repurchased 0.5 million shares for total consideration of $27.3 million. Due to timing, cash payments made for these share repurchases were $26.9 million. The Company repurchased 0.1 million shares for total consideration of $9.4 million during the three months ended March 31, 2010.

As of March 31, 2011, the Company had purchased an aggregate of 1.7 million shares under these programs at an average price per share of $60.49 totaling $100.1 million.

8. Stock-Based Compensation

The table below reflects the Company’s stock-based compensation expense recognized in the consolidated statements of income for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Instructional costs and services	$256	$124
Marketing and promotional	135	44
General and administrative	493	268

Stock-based compensation expense included in operating income	884	436
Tax benefit	332	175

Stock-based compensation expense, net of tax	$552	$261

9. Noncontrolling Interest

Sophia became a majority owned subsidiary of the Company in 2010. The equity interest in Sophia not owned by the Company is reported as noncontrolling interest on the consolidated balance sheet of the Company. Losses incurred by Sophia were charged to the Company and to the noncontrolling interest holder based on ownership percentage.

There is a put option within the Sophia Learning, LLC agreement which permits the noncontrolling interest to put its shares to the Company within a specified time period. Since these shares are outside the control of the Company, the noncontrolling interest is considered contingently redeemable and thus is presented in mezzanine equity in our consolidated balance sheet. Pursuant to authoritative guidance, if the value of the contingently redeemable noncontrolling interest is less than the fair market value, and it is probable that the contingency related to the put option will be met, then the carrying value of the contingently redeemable noncontrolling interest must be adjusted to fair market value through a charge directly to retained earnings. Although the Company has determined that it is probable that the put option will be exercised based upon the passage of time, the Company determined that a charge to retained earnings was not needed at March 31, 2011, as the value of the contingently redeemable noncontrolling interest approximated fair market value. The Company based this determination on the short time period from its latest investment in Sophia and March 31, 2011 and the current business activities at Sophia. Unobservable inputs are employed in determining the fair value of the redeemable noncontrolling interest and as such is considered a Level 3 fair value measurement.

10. Regulatory Supervision and Oversight

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

To participate in the Title IV Programs, an institution must be authorized to offer its programs of instruction by the relevant agencies of the state in which it is located, accredited by an accrediting agency recognized by the DOE and certified as eligible by the DOE. The DOE will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the HEA and the DOE’s extensive academic, administrative, and financial regulations regarding institutional eligibility. An institution must also demonstrate its compliance with these requirements to the DOE on an ongoing basis. The Company performs periodic reviews of its compliance with the various applicable regulatory requirements. The Company has not been notified by any of the various regulatory agencies of any significant noncompliance matters that would adversely impact its ability to participate in Title IV programs; however, the Office of Inspector General (OIG) has conducted a compliance audit of Capella University. The audit commenced on April 10, 2006 and we subsequently provided the OIG with periodic information, responded to follow up inquiries and facilitated site visits and access to Capella University’s records. The OIG completed its field work in January 2007 and the Company received a draft audit report on August 23, 2007. Capella University provided written comments on the draft report to the OIG on September 25, 2007. On March 7, 2008, the OIG’s final report was issued to the Acting Chief Operating Officer (COO) for Federal Student Aid (FSA), which is responsible for primary oversight of the Title IV funding programs. The Company responded to the final report on April 8, 2008. In 2009, Capella University provided FSA staff with certain additional requested information for financial aid years 2002-2003 through 2007-2008. The FSA will subsequently issue final findings and requirements for Capella University. The FSA may take certain actions, including requiring that we refund certain federal student aid funds, requiring us to modify our Title IV administration procedures, and/or requiring us to pay fines or penalties.

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

Political and budgetary concerns significantly affect the Title IV Programs. Congress reauthorizes the HEA and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in August 2008. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of March 31, 2011, programs in which the Company’s learners participate are operative and sufficiently funded.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as updated in our subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this or other reports on Form 10-Q. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC.

Overview

Executive Overview

We are an online postsecondary education services company. Our wholly owned subsidiary, Capella University, is a regionally accredited university that offers a variety of undergraduate and graduate degree programs primarily for working adults. Our joint venture Sophia Learning, LLC, in which we are the majority owners, provides a social teaching and learning platform that integrates education with technology.

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

Key Trends, Developments and Challenges

The following developments and trends present opportunities, challenges and risks toward achieving our goal of providing attractive returns to our shareholders:

•

Introduction of new programs and specializations. In 2010, we launched eight new degree programs and 15 new specializations. In first quarter 2011, we introduced one new degree program and three new specializations across our markets, and expect to continue to introduce additional degree programs and specializations in the future as we believe this will further position Capella for long-term success. Certain types of new programs or specializations may require the Department of Education (DOE or Department) notification and/or approval which could have an impact on the anticipated timeframe to launch new offerings.

We make investments in program and specialization development, support infrastructure and marketing and selling when introducing new programs and specializations. Associated revenues are dependent upon enrollment, and in many cases are lower during the period of new program and specialization introduction. During the period of new program and specialization introduction, the rate of growth of revenues and operating income has been, and in the future may be, adversely affected in part due to these factors. As our newer programs and specializations develop, we anticipate increases in enrollment, more cost-effective delivery of instructional and support services and more efficient marketing and promotional processes.

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

•

Competition for high-quality inquiries. As the industry evolved in 2010 to address regulatory concerns, competition for high-quality inquiries has increased at all degree levels. The increased competition has resulted in higher costs to acquire high-quality inquiries, especially through aggregator channels. In addition, conversion rates are under pressure due to lower consumer demands and increased competition for high-quality inquiries. We are responding to the higher competition by reinforcing our commitment to quality within our targeted professional markets through a more strategic approach to our marketing mix.

However, even with the positive changes we have made to date, we continue to see increased pricing on quality inquiries and a reduction in the number of quality inquiries. Therefore we anticipate a greater need for marketing tests and increased brand spending, such as traditional media including television advertising, and selectively applying tools such as scholarships, in our marketing efforts. Building our brand awareness may put considerable pressure on marketing expenses in the near term, however we believe this could have long term efficiencies on our channel strategy. We expect the increased competition for high-quality inquiries to continue to adversely impact our new enrollment and marketing spend, and therefore also impact active enrollments, revenue and operating margins in 2011 and potentially beyond.

•

Initiative on improving graduation rates through high standards of academic quality and rigor. As we continue to position Capella to drive sustainable growth we are focused on improving graduation rates while maintaining a high standard of academic quality and rigor. In order to further increase our focus on improving the learner experience and attracting learners who are more likely to persist in our programs, we have recently implemented various measures that are likely to affect our growth and profitability, at least in the near term, including the following:

•

Continuing increased investment in faculty development through the formation of the Great Teaching and Learning Center for Excellence and innovative tools such as the technology offered through Sophia.

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

•	Requiring all bachelor’s learners who enroll in Capella University without transfer credits to complete an academic readiness pre-assessment; and

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

•

New Enrollment Growth. We have historically experienced double-digit new enrollment growth. In the first quarter 2011 we experienced negative new enrollment growth and expect continued new enrollment pressure. We expect negative new enrollment growth to adversely impact our active enrollments, revenues, financial condition, results of operations and cash flows.

•

Reduction of workforce. In February 2011 we implemented a strategic reduction of workforce by eliminating approximately 120 positions and incurred charges of approximately $1.9 million in the first quarter 2011 in connection with this reduction in employment. We expect to realize related employee compensation expense reductions and other discretionary spending reductions of approximately $12.0 to $12.5 million annualized.

•	Regulatory Environment

•	New Rulemaking Initiative. In 2010, the Department of Education (DOE) issued new Title IV program integrity rules that address numerous topics. The most significant to our business are the following:

•

Adoption of a definition of “gainful employment” for purposes of the requirement for Title IV student financial aid that a program of study offered by a proprietary institution prepare learners for gainful employment in a recognized occupation;

•	Implementation of standards for state authorization of institutions of higher education; and

•	Implementation of standards around the new program approval section of gainful employment.

On June 18, 2010, the DOE issued a Notice of Proposed Rulemaking (NPRM) with respect to the program integrity issues, other than the metrics for determining compliance with the gainful employment requirement. On July 26, 2010, the DOE published a separate NPRM with respect to the gainful employment metrics. The DOE published final regulations on October 29, 2010, excluding significant sections related to gainful employment metrics which the DOE has indicated that it expects to publish in second quarter 2011. The regulations would need to be published by November 1, 2011 in order to take effect July 1, 2012. Most of the October 29, 2010 final rules, including some reporting and disclosure rules related to gainful employment, are effective July 1, 2011.

Although we cannot predict the form of the rules on the gainful employment metrics that ultimately may be adopted by the DOE following public comment, compliance with these rules could reduce enrollment, increase our cost of doing business, and have a material adverse effect on our business, financial condition, results of operations and cash flows. Refer to Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, for further discussion.

In addition to the final program integrity rules, current rulemaking by the DOE has amended the return of funds regulations to require an institution to determine the amount of Title IV program funds that a learner “earned” based on when the learner stopped participating in the course instead of when the learner withdrew from the course. We anticipate this change may negatively impact our bad debt expense. The amended regulation goes into effect on July 1, 2011.

In March 2011, the DOE issued “Dear Colleague Letters” to provide additional guidance on the final regulations: state authorization, misrepresentation, incentive compensation and credit hour. Recently, the DOE issued Dear Colleague Letters to provide additional guidance on state authorization and gainful employment reporting, disclosures and new program approval. The guidance was provided to assist institutions with understanding the changes to the regulations in these areas, and does not make any changes to the language of the regulations. The DOE stated that it will issue additional Dear Colleague Letters on other final rules in the near future.

•

US Congressional Hearings. The Health, Education, Labor and Pensions Committee of the U. S. Senate (HELP Committee) has held a series of hearings, initially in June 2010 and most recently on March 10, 2011, focused on the proprietary education sector and the agencies that accredit proprietary schools. We believe that future hearings on the for-profit sector may be held. In addition, other Congressional hearings have been or are expected to be held regarding various aspects of the education industry that may affect our business, including hearings before the House Education and Workforce Committee. We have been and intend to continue being responsive to the requests of the HELP Committee. Any action by Congress that significantly reduces Title IV program funding or the eligibility of Capella University or our learners to participate in Title IV programs would have a material adverse effect on our financial condition, results of operations and cash flows.

•

Title IV Compliance Audit of Capella University. We perform periodic reviews and self audits of our compliance with the various applicable regulatory requirements of the DOE and state regulatory authorities. We have not been notified by any of the various regulatory agencies of any significant noncompliance matters that would adversely impact our ability to participate in Title IV programs, however, the Office of Inspector General (OIG) of the DOE has conducted a compliance audit of Capella University. The audit commenced on April 10, 2006 and we subsequently provided the OIG with periodic information, responded to follow up inquiries and facilitated site visits and access to the Company’s records. The OIG completed its field work in January 2007 and the Company received a draft audit report on August 23, 2007. Capella University provided written comments on the draft audit report to the OIG on September 25, 2007. On March 7, 2008, the OIG’s final report was issued to the Acting Chief Operating Officer (COO) for Federal Student Aid (FSA), which is responsible for primary oversight of the Title IV funding programs. We responded to the final report on April 8, 2008. In 2009, we provided FSA staff with certain requested information for financial aid years 2002-2003 through 2006-2007. The FSA will subsequently issue final findings and requirements for Capella University. The FSA may take certain actions, including requiring that we refund certain federal student aid funds, requiring us to modify our Title IV administration procedures, and/or requiring us to pay fines or penalties.

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

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. During the three months ended March 31, 2011, there have been no significant changes in our critical accounting policies.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the three months ended March 31, 2011:

	Three Months Ended March 31,
	$ (in thousands)		$ Change	% Change	% of Revenue
	2011	2010	2011 vs. 2010		2011	2010	2011 vs. 2010
Revenues	$111,354	$101,233	$10,121	10.0%	100%	100%	0.0%
Costs and expenses:
Instructional costs and services	42,499	37,875	4,624	12.2%	38.2	37.4	0.8
Marketing and promotional	35,321	29,969	5,352	17.9%	31.7	29.6	2.1
General and administrative	9,205	10,174	(969)	(9.5)%	8.2	10.1	(1.9)
Reduction of workforce	1,862	0	1,862	100%	1.7	0.0	1.7

Total costs and expenses	88,887	78,018	10,869	13.9%	79.8	77.1	2.7

Operating income	22,467	23,215	(748)	(3.2)%	20.2	22.9	(2.7)
Other income, net	525	498	27	5.4%	0.4	0.5	(0.1)

Income before income taxes	22,992	23,713	(721)	(3.0)%	20.6	23.4	(2.8)
Income tax expense	8,492	8,551	(59)	(0.7)%	7.6	8.4	(0.8)

Effective Tax Rate	36.9%	36.1%
Net income	14,500	15,162	(662)	(4.4)%	13.0	15.0	(2.0)
Net loss attributable to noncontrolling interest	109	0	109		0.1	0	0.1

Net income attributable to Capella Education Company	$14,609	$15,162	$(553)	(3.6)%	13.1%	15.0%	(1.9)%

Revenues. The increase in revenues compared to the same quarter in the prior year is primarily driven by 8.5 percentage points from increased enrollments and 2.2 percentage points from the impact of price increases offset by a 0.7 percentage point decrease related to a larger proportion of master’s and bachelor’s learners, who generated less revenue per learner than our doctoral learners. End of period enrollment increased 7.3 percent in 2011 compared to 2010. Tuition increases in 2010 generally ranged from zero to seven percent and were implemented in July 2010.

Instructional costs and services expenses. Our instructional costs and services expenses increased compared to the same quarter in the prior year primarily due to our ongoing investment in faculty, including increased total faculty compensation to support higher enrollment, and the addition of approximately 150 full-time core faculty. There was also an increase in depreciation and amortization expense as a result of increased capital investments in 2010 and first quarter 2011 than 2009 and first quarter 2010, related to the learner experience and academic quality.

Our instructional costs and services expenses as a percentage of revenues increased primarily due to our ongoing investment in faculty, including increased total faculty compensation to support higher enrollment, and the addition of approximately 150 full-time core faculty, as well as higher depreciation and amortization expense relating to increased capital investments. Partially offsetting the increase is a decrease in information and technology expenses related to the timing of projects.

Marketing and promotional expenses. Marketing and promotional expenses increased compared to prior year primarily due to an increase in core marketing efforts and brand advertising focused on improving conversion rates and new enrollment growth and an increase in the cost per inquiry.

Our marketing and promotional expenses as a percentage of revenues increased compared to prior year primarily as a result of increased core marketing efforts and brand advertising focused on improving conversion rates and new enrollment growth and an increase in the cost per inquiry, partially offset by scaled enrollment services headcount due to lower inquiries and new enrollment volume.

General and administrative expenses. Our general and administrative expenses decreased compared to prior year primarily due to a decrease in estimated bonus expense and higher spend in strategic investments focused on portfolio management in first quarter 2010 compared to first quarter 2011.

Our general and administrative expenses as a percentage of revenues decreased over prior year due to the reduction in estimated bonus expense and higher spend in strategic investments focused on portfolio management in first quarter 2010 compared to first quarter 2011.

Reduction of workforce expenses. In February 2011, we implemented its strategic reduction of workforce by eliminating approximately 120 positions and incurred charges of approximately $1.9 million in the first quarter 2011. As of March 31, 2011, the remaining liability related to the reduction of workforce was approximately $1.5 million, and recorded as a component of current liabilities. We expect to realize related employee compensation expense reductions and other discretionary spending reductions of approximately $12.0 to $12.5 million annualized.

Other income, net. Other income, net increased compared to the same quarter in the prior year primarily due to an increase in interest income levels as a result of higher average cash, cash equivalents and marketable securities balances.

Income tax expense. Our effective tax rate increased compared to the same quarter in the prior year primarily due to an increase in our state effective tax rate due to tax law changes in key states.

Net income. Net income decreased due to the factors discussed above.

Liquidity and Capital Resources

Liquidity

We financed our operations and capital expenditures during the three months ended March 31, 2011 and 2010 through cash provided by operating activities. Our cash, cash equivalents and marketable securities were $185.5 million and $193.2 million at March 31, 2011 and December 31, 2010, respectively. Our cash, cash equivalents and marketable securities decreased primarily due to a decrease in cash flow from operations due to timing of payroll, vendor invoices, reduction in the accrued bonus expense and an increase in share repurchase activity during the three months ended March 31, 2011.

We maintain a $10.0 million unsecured line of credit with Wells Fargo Bank, which expires on July 31, 2011. There were no borrowings under this line of credit as of and for the three months ended March 31, 2011 or as of and for the year ended December 31, 2010. In July 2009, a $1.4 million unsecured letter of credit was issued under the $10.0 million line of credit, in favor of the Department of Education in connection with its 2008 annual review of our student lending activities. In July 2010, the Company increased the letter of credit from $1.4 million to $1.6 million to reflect the increase in the Title IV return of funds in 2009 and 2010. Regulations require that a company experience two consecutive annual Title IV compliance audits with no findings to terminate a letter of credit.

A significant portion of our revenues are derived from Title IV programs. Federal regulations dictate the timing of disbursements under Title IV programs. Learners must apply for new loans and grants each academic year, which starts July 1. Loan funds are provided through the William D. Ford Direct Loan program in multiple disbursements for each academic year. The disbursements are usually received by the beginning of the third week of the term. These factors, together with the timing of when our learners begin their programs, affect our operating cash flow. Based on current market conditions and recent regulatory or legislative actions, we do not anticipate any significant near-term disruptions in the availability of Title IV funding for our learners.

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

Operating Activities

Net cash provided by operating activities was $23.5 million and $28.8 million for the three months ended March 31, 2011 and 2010, respectively. The decrease from 2010 to 2011 was primarily due to a decrease in cash from accounts payable and accrued liabilities, primarily due to the timing of payroll, vendor invoices, and reduction in the accrued bonus expense.

The decrease in net cash provided by operating activities is partially offset by an increase in depreciation and amortization as a result of greater capital expenditures in 2010 and first quarter 2011 than 2009 and first quarter 2010, and an increase in income taxes payable due to the timing of tax payments in first quarter 2011 compared to 2010.

Investing Activities

Our cash provided by investing activities is primarily related to the purchase or maturity of investments in marketable securities and property and equipment. Net cash provided by investing activities was $1.4 million for the three months ended March 31, 2011 and net cash used in investing activities was $23.2 million for the three months ended March 31, 2010. Investments in marketable securities consist of purchases and maturities of tax-exempt municipal securities. Net maturities of these securities were $6.3 million during the three months ended March 31, 2011, and purchases of these securities were $18.6 million during the three months ended March 31, 2010. The positive net change is attributable to the maturities of marketable securities, which are now held as cash and cash equivalents.

We believe the credit quality and liquidity of our investment portfolio as of March 31, 2011 is strong. Due to current market conditions, the unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply/demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity. But even with this approach, we may incur investment losses as a result of unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Capital expenditures were $4.9 million and $4.6 million for the three months ended March 31, 2011 and 2010, respectively. The slight increase in 2011 from 2010 was primarily due to investments focused on improving processes around learner financing, faculty, and our internal and external reporting and analytical tools.

We lease all of our facilities. We expect to make future payments on existing leases from cash generated from operations.

Financing Activities

Net cash used in financing activities was $25.6 million and $4.7 million for the three months ended March 31, 2011 and 2010, respectively. In first quarter 2011, we increased our repurchase of common stock under our repurchase program to $27.3 million.

There have been no material changes to the contractual obligations as disclosed in the “Contractual Obligations” section of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We have no derivative financial instruments or derivative commodity instruments. We believe the risk related to cash equivalents and marketable securities is limited due to the adherence to our investment policy, which focuses on capital preservation and liquidity. In addition, all investments must have a minimum Standard & Poor’s rating of A minus (or equivalent) by at least one agency. All of our cash equivalents and marketable securities as of March 31, 2011 and December 31, 2010 were rated A minus or higher. In addition, we utilize money managers who conduct initial and ongoing credit analysis on our investment portfolio to monitor and minimize the potential impact of market risk associated with our cash, cash equivalents and marketable securities. Despite the investment risk mitigation strategies we employ, we may incur investment losses as a result of unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. In addition, unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Interest Rate Risk

We manage interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At March 31, 2011, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures were effective, as of March 31, 2011, in ensuring that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On November 5, 2010, a purported securities class action lawsuit, captioned Police Pension Fund of Peoria, Individually, and on Behalf of All Others Similarly Situated v. Capella Education Company, J. Kevin Gilligan and Lois M. Martin, was filed in the U.S. District Court for the District of Minnesota. The complaint names the Company and certain senior executives as defendants, and alleges we and the named defendants made false or misleading public statements about our business and prospects during the time period from February 16, 2010 through August 13, 2010 in violation of federal securities laws, and that these statements artificially inflated the trading price of our common stock to the detriment of shareholders who purchased shares during that time. The plaintiff seeks compensatory damages for the purported class. Since that time, substantially similar complaints making similar allegations against the same defendants for the same purported class period have been filed with the federal court. The Company has not yet responded to these complaints. Pursuant to the Private Securities Litigation Reform Act of 1995, on April 13, 2011, the Court appointed Oklahoma Firefighters Pension and Retirement System as lead plaintiff and Abraham, Fruchter and Twersley, LLP, as lead counsel. We anticipate a consolidated amended complaint will be filed by mid-June and the plaintiffs will seek substantial damages.

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

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended March 31, 2011, we used $27.3 million to repurchase shares of common stock under our repurchase program.(1) Our remaining authorization for common stock repurchases was $85.6 million at March 31, 2011.

A summary of our share repurchases during the quarter is set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
1/1/2011 to 1/31/2011	3,725	$56.97	3,725	$47,694,541
2/1/2011 to 2/28/2011	131,137	56.78	131,137	105,248,751
3/1/2011 to 3/31/2011	365,536	53.75	365,536	85,600,930

Total	500,398	$54.57	500,398	$85,600,930

(1)	In August 2010, our Board of Directors authorized $60.6 million in value of common stock under our stock repurchase program, and an additional $65.0 million in repurchases in February 2011, resulting in total authorization for repurchases up to an aggregate amount of $125.6 million in value of common stock. During the three months ended March 31, 2011, the Company repurchased 0.5 million shares for total consideration of $27.3 million. Due to timing, cash payments made for these share repurchases were $26.9 million. The Company repurchased 0.1 million shares for a total consideration of $9.4 million during the three months ended March 31, 2010. The Company executed a separate authorized repurchase program in July 2008 for repurchases up to an aggregate amount of $60.0 million in value of common stock and was fully utilized. As of March 31, 2011, the Company had purchased an aggregate of 1.7 million shares under these programs at an average price per share of $60.49 totaling $100.1 million.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Number	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 11, 2006.

3.2	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2006.

4.1	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 19, 2006.

10.1*	Transition Agreement between Capella Education Company and Kyle Carpenter, dated December 22, 2010.	Filed electronically.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

EX-101.INS	XBRL Instance Document(1)

EX-101.SCH	XBRL Taxonomy Extension Schema Document(1)

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

*	Management contract or compensatory plan or arrangement.
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
April 26, 2011
J. Kevin Gilligan
Chief Executive Officer
(Principal Executive Officer)

/s/ Steven L. Polacek
April 26, 2011
Steven L. Polacek
Senior Vice President and Chief
Financial Officer (Principal Financial Officer)

/s/ Amy L. Ronneberg
April 26, 2011
Amy L. Ronneberg
Vice President and Corporate Controller
(Principal Accounting Officer)