Form 10-Q
period 2011-06-30
CAPELLA EDUCATION CO
filed 2011-07-26
CIK 1104349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

The total number of shares of common stock outstanding as of July 20, 2011, was 15,205,228.

CAPELLA EDUCATION COMPANY

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CAPELLA EDUCATION COMPANY

Consolidated Balance Sheets

(In thousands, except par value)

	As of June 30, 2011	As of December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,153	$77,416
Marketable securities	100,455	115,818
Accounts receivable, net of allowance of $2,697 at June 30, 2011 and $3,783 at December 31, 2010	12,247	13,680
Prepaid expenses and other current assets	9,647	8,290
Deferred income taxes	2,621	2,444

Total current assets	197,123	217,648
Property and equipment, net	46,694	44,910

Total assets	$243,817	$262,558

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,492	$4,599
Accrued liabilities	27,626	29,962
Income taxes payable	102	344
Deferred revenue	5,022	5,885

Total current liabilities	37,242	40,790
Deferred rent	4,342	3,466
Other liabilities	525	855
Deferred income taxes	11,862	7,838

Total liabilities	53,971	52,949

Redeemable noncontrolling interest	778	1,023

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares — 100,000, issued and outstanding shares — 15,338 at June 30, 2011 and 16,306 at December 31, 2010	153	163
Additional paid-in capital	65,592	115,075
Accumulated other comprehensive income	609	758
Retained earnings	122,714	92,590

Total shareholders’ equity	189,068	208,586

Total liabilities and shareholders’ equity	$243,817	$262,558

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Income

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
Revenues	$106,400	$105,157	$217,754	$206,390
Costs and expenses:
Instructional costs and services	42,506	41,286	85,005	79,161
Marketing and promotional	30,818	28,586	66,139	58,555
General and administrative	9,173	12,803	18,378	22,977
Reduction of workforce	0	0	1,862	0

Total costs and expenses	82,497	82,675	171,384	160,693

Operating income	23,903	22,482	46,370	45,697
Other income, net	472	528	997	1,026

Income before income taxes	24,375	23,010	47,367	46,723
Income tax expense	8,996	8,436	17,488	16,987

Net income	15,379	14,574	29,879	29,736
Net loss attributable to noncontrolling interest	136	0	245	0

Net income attributable to Capella Education Company	$15,515	$14,574	$30,124	$29,736

Net income attributable to Capella Education Company per common share:
Basic	$1.00	$0.87	$1.90	$1.77

Diluted	$0.99	$0.86	$1.89	$1.75

Weighted average number of common shares outstanding:
Basic	15,589	16,771	15,884	16,776

Diluted	15,666	17,010	15,976	17,029

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2011	2010
	(Unaudited)
Operating activities
Net income	$29,879	$29,736
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	3,605	3,577
Depreciation and amortization	11,050	8,647
Amortization of investment discount/premium	1,163	916
Gain on disposal of property and equipment	(33)	0
Stock-based compensation	1,910	1,366
Excess tax benefits from stock-based compensation	(88)	(2,872)
Deferred income taxes	3,938	111
Changes in operating assets and liabilities:
Accounts receivable	(2,172)	(3,839)
Prepaid expenses and other current assets	(1,357)	(427)
Accounts payable and accrued liabilities	(2,425)	6,020
Income tax payable	(472)	0
Deferred rent	876	107
Deferred revenue	(863)	152

Net cash provided by operating activities	45,011	43,494
Investing activities
Capital expenditures	(12,962)	(14,039)
Purchases of marketable securities	(3,500)	(26,262)
Maturities of marketable securities	17,460	0

Net cash provided by (used in) investing activities	998	(40,301)
Financing activities
Excess tax benefits from stock-based compensation	88	2,872
Net proceeds from exercise of stock options	1,457	4,018
Repurchase of common stock	(52,817)	(14,989)

Net cash used in financing activities	(51,272)	(8,099)

Net decrease in cash and cash equivalents	(5,263)	(4,906)
Cash and cash equivalents at beginning of period	77,416	102,405

Cash and cash equivalents at end of period	$72,153	$97,499

Supplemental disclosures of cash flow information
Income taxes paid	$14,045	$16,618

Noncash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$949	$1,908

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

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of our consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (2010 Annual Report on Form 10-K).

Marketable Securities

Management determines the appropriate designation of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All of the Company’s marketable securities were designated as available-for-sale as of June 30, 2011 and December 31, 2010.

Available-for-sale marketable securities are carried at fair value as determined by quoted market prices or other inputs either directly or indirectly observable in the marketplace for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of shareholders’ equity. Management reviews the fair value of the portfolio at least monthly, and evaluates individual securities with fair value below amortized cost at the balance sheet date. In order to determine whether impairment is other than temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of shareholders’ equity in other comprehensive income.

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in investment income. The Company classifies all marketable securities as current assets because the assets are available to fund current operations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Subsequent Events

The Company has evaluated events and transactions that occurred during the period subsequent to the balance sheet date. See Footnote 12 Subsequent Events for additional details.

Comprehensive Income

Comprehensive income includes net income and all changes in the Company’s equity during a period from non-owner sources which, for the Company, consists exclusively of unrealized gains and losses on available-for-sale marketable securities, net of tax. Total comprehensive income was $15.4 million and $14.6 million for the three months ended June 30, 2011 and 2010, respectively; and $30.0 million and $29.6 million for the six months ended June 30, 2011 and 2010, respectively.

3. Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2011-04, which is included in Accounting Standards Codification (ASC) 820, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S GAAP and IFRS. This update defines fair value, clarifies a framework to measure fair value, and requires specific disclosures of fair value measurements. The guidance will be effective for the Company’s interim and annual reporting periods beginning January 1, 2012, and applied prospectively. The Company does not expect adoption of this guidance to have a material impact on its financial condition, results of operations, or disclosures.

In June 2011, the FASB issued ASU No. 2011-05, which is included in ASC 220, Presentation of Comprehensive Income. This update improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The guidance requires all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance will be effective for the Company’s interim and annual reporting periods beginning January 1, 2012, and applied retrospectively. The Company does not expect adoption of this guidance to have a material impact on its financial condition, results of operations, or disclosures.

4. Net Income Attributable to Capella Education Company per Common Share

Basic net income attributable to Capella Education Company per common share is based on the weighted average number of shares of common stock outstanding during the period. Dilutive shares are computed using the Treasury Stock method and include the incremental effect of shares that would be issued upon the assumed exercise of stock options and the vesting of restricted stock.

The following table presents a reconciliation of the numerator and denominator in the basic and diluted net income attributable to Capella Education Company per common share calculation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Numerator:
Net income attributable to Capella Education Company	$15,515	$14,574	$30,124	$29,736
Denominator:
Denominator for basic net income attributable to Capella Education Company per common share — weighted average shares outstanding	15,589	16,771	15,884	16,776
Effect of dilutive stock options and restricted stock	77	239	92	253

Denominator for diluted net income attributable to Capella Education Company per common share	$15,666	$17,010	$15,976	$17,029

Basic net income attributable to Capella Education Company per common share	$1.00	$0.87	$1.90	$1.77
Diluted net income attributable to Capella Education Company per common share	$0.99	$0.86	$1.89	$1.75

Options to purchase 0.5 million and 0.1 million common shares were outstanding but not included in the computation of diluted net income per common share in the three months ended June 30, 2011 and 2010, respectively, because their effect would be antidilutive. Options to purchase 0.4 million and 0.0 million common shares were outstanding but not included in the computation of diluted net income per common share in the six months ended June 30, 2011 and 2010, respectively, because their effect would be antidilutive.

5. Marketable Securities

The following is a summary of available-for-sale securities:

	As of June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Tax-exempt municipal securities	$99,481	$976	$(2)	$100,455

Total	$99,481	$976	$(2)	$100,455

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Tax-exempt municipal securities	$114,604	$1,277	$(63)	$115,818

Total	$114,604	$1,277	$(63)	$115,818

The unrealized gains and losses on the Company’s investments in municipal securities were caused by changes in market values primarily due to interest rate changes. All of the Company’s securities in an unrealized loss position as of June 30, 2011 had been in an unrealized loss position for less than twelve months. The Company intends to hold these securities until maturity and the possibility the Company will be required to sell these securities prior to recovering the amortized cost basis is remote. Based on a review of all relevant information, such as revised estimates of cash flows and specific conditions affecting the investment, the Company expects to recover the entire amortized cost basis of these securities. Therefore, no other-than-temporary impairment charges were recorded for the three and six months ended June 30, 2011 and 2010.

The remaining contractual maturities of the Company’s marketable securities are shown below:

	As of June 30, 2011	As of December 31, 2010
	(in thousands)
Due within one year	$56,844	$46,459
Due after one year through five years	28,994	53,461
Due after six years through ten years	5,031	6,134
Due after ten years	9,586	9,764

	$100,455	$115,818

The proceeds from the maturities of available-for-sale securities were $8.2 million and $17.5 million during the three and six months ended June 30, 2011, respectively. There were no maturities of available-for-sale securities during the three and six months ended June 30, 2010.

The Company did not have any sales, therefore did not record any gross realized gains or gross realized losses during the three and six months ended June 30, 2011 and 2010.

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

The following tables summarize certain fair value information for assets measured at fair value on a recurring basis:

	Fair Value Measurements as of June 30, 2011 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents:
Cash	$12,970	$12,970	$0	$0
Money market funds	31,453	31,453	0	0
Variable rate demand notes	27,730	27,730	0	0

Total cash and cash equivalents	$72,153	$72,153	$0	$0

Marketable securities:
Tax-exempt municipal securities	$100,455	$0	$100,455	$0

Total marketable securities	$100,455	$0	$100,455	$0

	Fair Value Measurements as of December 31, 2010 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents:
Money market funds	$43,141	$43,141	$0	$0
Variable rate demand notes	34,275	34,275	0	0

Total cash and cash equivalents	$77,416	$77,416	$0	$0

Marketable securities:
Tax-exempt municipal securities	$115,818	$0	$115,818	$0

Total marketable securities	$115,818	$0	$115,818	$0

The Company measures cash and cash equivalents at fair value primarily using real-time quotes for transactions in active exchange markets involving identical assets. The variable rate demand notes contain a feature allowing the Company to require payment by the issuer on a daily or weekly basis. As a result, these securities are highly liquid and are classified as cash and cash equivalents. The Company’s marketable securities are classified within Level 2 and are valued using readily available pricing sources for comparable instruments utilizing market observable inputs. The Company does not hold securities in inactive markets. The Company did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the first six months of 2011.

6. Accrued Liabilities

Accrued liabilities consist of the following:

	As of June 30, 2011	As of December 31, 2010
	(in thousands)
Accrued compensation and benefits	$7,194	$14,055
Accrued instructional	5,001	4,544
Accrued vacation	2,363	1,867
Other	13,068	9,496

	$27,626	$29,962

“Other” in the table above consists primarily of vendor invoices accrued in the normal course of business and the remaining reduction of workforce liability.

In February 2011, we implemented a strategic reduction of workforce by eliminating approximately 120 positions and incurred charges of approximately $1.9 million in the six months ended June 30, 2011. As of June 30, 2011, the remaining liability related to the reduction of workforce was approximately $0.3 million, and recorded as a component of current liabilities. We expect to realize related employee compensation expense reductions and other discretionary spending reductions of approximately $12.0 to $12.5 million annualized.

7. Commitments and Contingencies

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

Future minimum lease commitments under the leases as of June 30, 2011, are as follows:

Operating
(in thousands)
2011	$2,819
2012	6,838
2013	6,729
2014	6,920
2015	5,912

Total	$29,218

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

Line of Credit

The Company maintains a $10.0 million unsecured line of credit with Wells Fargo Bank, which expires on July 31, 2011. Effective June 30, 2011, the Company amended its line of credit agreement to extend the term through July 31, 2012. There were no borrowings under this line of credit as of and for the six months ended June 30, 2011, or as of and for the year ended December 31, 2010.

In July 2009, a $1.4 million unsecured letter of credit was issued under the $10.0 million line of credit, in favor of the Department of Education in connection with its 2008 annual review of student lending activities. In July 2010, the Company increased the letter of credit from $1.4 million to $1.6 million to reflect the increase in the Title IV return of funds in 2009 and 2010. Regulation requires a company to experience two consecutive annual Title IV compliance audits with no findings to terminate a letter of credit. In July 2011, the Department of Education notified the Company that it has experienced two consecutive annual Title IV compliance audits, in 2009 and 2008, with no findings. Therefore, the Company intends to terminate the letter of credit with Wells Fargo Bank.

Litigation

On November 5, 2010, a purported securities class action lawsuit captioned Police Pension Fund of Peoria, Individually, and on Behalf of All Others Similarly Situated v. Capella Education Company, J. Kevin Gilligan and Lois M. Martin, was filed in the U.S. District Court for the District of Minnesota. The complaint names the Company and certain senior executives as defendants, and alleges the Company and the named defendants made false or misleading public statements about our business and prospects during the time period from February 16, 2010 through August 13, 2010 in violation of federal securities laws, and that these statements artificially inflated the trading price of the Company’s common stock to the detriment of shareholders who purchased shares during that time. The plaintiff seeks compensatory damages for the purported class. Since that time, substantially similar complaints making similar allegations against the same defendants for the same purported class period were filed with the federal court. Pursuant to the Private Securities Litigation Reform Act of 1995, on April 13, 2011, the Court appointed Oklahoma Firefighters Pension and Retirement System as lead plaintiff and Abraham, Fruchter and Twersley, LLP, as lead counsel. A consolidated amended complaint, captioned Oklahoma Firefighters Pension and Retirement System, Individually and on Behalf of All Others Similarly Situated, v. Capella Education Company, J. Kevin Gilligan, Lois M. Martin and Amy L. Ronneberg, was filed on June 27, 2011. The Company has not yet responded to the consolidated amended complaint.

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

8. Stock Repurchase Program

A summary of the Company’s comprehensive stock repurchase activity for fiscal year 2010 through June 30, 2011, all of which was part of our publicly announced program, is presented below:

(in thousands)
Board authorizations:
August 2010	$60,662
February 2011	65,000

Total amount authorized	125,662
Total value of shares repurchased	65,675

Residual authorization	$59,987

During the six months ended June 30, 2011, the Company repurchased 1.0 million shares for total consideration of $52.9 million. Due to timing, cash payments made for these share repurchases were $52.8 million. The Company repurchased 0.2 million shares for total consideration of $15.3 million during the six months ended June 30, 2010.

The Company executed a separate authorization under our stock repurchase program in July 2008 for repurchases up to an aggregate amount of $60.0 million in value of common stock, which has been fully utilized. As of June 30, 2011, the Company had purchased an aggregate of 2.2 million shares under the program at an average price per share of $57.57 totaling $125.7 million.

9. Stock-Based Compensation

The table below reflects the Company’s stock-based compensation expense recognized in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Instructional costs and services	$262	$275	$518	$399
Marketing and promotional	136	117	271	161
General and administrative	628	538	1,121	806

Stock-based compensation expense included in operating income	1,026	930	1,910	1,366
Tax benefit from stock-based compensation expense	385	336	717	511

Stock-based compensation expense, net of tax	$641	$594	$1,193	$855

10. Noncontrolling Interest

Sophia became a majority owned subsidiary of the Company in 2010. The equity interest in Sophia not owned by the Company is reported as noncontrolling interest on the consolidated balance sheet of the Company. Losses incurred by Sophia were charged to the Company and to the noncontrolling interest holder based on ownership percentage.

There is a put option within the Sophia Learning, LLC agreement which permits the noncontrolling interest to put its shares to the Company within a specified time period. Since these shares are outside the control of the Company, the noncontrolling interest is considered contingently redeemable and thus is presented in mezzanine equity in the consolidated balance sheet. Pursuant to authoritative guidance, if the value of the contingently redeemable noncontrolling interest is less than the fair market value, and it is probable the contingency related to the put option will be met, then the carrying value of the contingently redeemable noncontrolling interest must be adjusted to fair market value through a charge directly to retained earnings. Although the Company has determined that it is probable that the put option will be exercised based upon the passage of time, the Company determined that a charge to retained earnings was not needed at June 30, 2011, as the value of the contingently redeemable noncontrolling interest approximated fair market value. The Company based this determination on the short time period from its latest investment in Sophia and June 30, 2011, and the current business activities at Sophia. Unobservable inputs are employed in determining the fair value of the redeemable noncontrolling interest and as such it is considered a Level 3 fair value measurement.

11. Regulatory Supervision and Oversight

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

Political and budgetary concerns significantly affect the Title IV Programs. Congress reauthorizes the HEA and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in August 2008. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of June 30, 2011, programs in which the Company’s learners participate are operative and sufficiently funded.

12. Subsequent Events

On July 15, 2011, the Company acquired 100% of the share capital of Resource Development International Ltd. (RDI) for £9.3 million (approximately $14.9 million) in cash. RDI is an independent provider of United Kingdom (UK) university distance learning qualifications and markets, develops and delivers these programs worldwide via its offices and partners across Asia, North America, Africa and Europe. RDI’s online distance learning offerings span from degree-entry programs to doctoral level programs and are offered in a variety of disciplines, including business, management, psychology, law, and computing. The acquisition of RDI enhances the Company’s market leadership through access to the fast-growing international higher education market, with a presence in the UK and Commonwealth countries.

As a result of years of investment in its academic infrastructure, RDI has applied to the British Government for Taught Degree Awarding Powers (TDAP). If awarded, TDAP will enable RDI to independently validate its own degrees going forward under the auspices of the Quality Assurance Agency, a Government body that reviews the standards and quality of all UK universities. Under the terms of the agreement, the Company will make an additional payment of £4.0 million (approximately $6.4 million) if TDAP is granted to RDI.

The initial accounting for the RDI acquisition is incomplete at this time as the Company is in the process of determining the fair value of the assets acquired and liabilities assumed in accordance with ASC 805 Business Combinations.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as updated in our subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this or other Quarterly Reports on Form 10-Q. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC.

Executive Overview

We are an online postsecondary education services company. Our wholly owned subsidiary, Capella University, is a regionally accredited university offering a variety of undergraduate and graduate degree programs primarily for working adults. Our joint venture Sophia Learning, LLC, in which we are the majority owner, provides a social teaching and learning platform that integrates education with technology.

We believe we have the right operating strategies in place to continually differentiate Capella in our markets and drive growth by supporting learner success, producing affordable degrees, expanding our brand, serving a broader set of our learner’s professional needs and establishing new growth platforms. Technology and the talent of our faculty and employees enable these strategies. We believe these strategies and enablers will allow us to continue to deliver high quality, affordable education, resulting in continued growth over the long-term. We will continue to invest in these enablers to strengthen the foundation and future of our business.

Key Trends, Developments and Challenges

The following developments and trends present opportunities, challenges and risks toward achieving our goal of providing attractive returns to our shareholders:

•

Introduction of new programs and specializations. In 2010, we launched eight new degree programs and fifteen new specializations. In the first six months of 2011, we introduced three new degree programs and seven new specializations across our markets, and expect to continue to introduce additional degree programs and specializations in the future, as we believe this will further position Capella for long-term success. Certain types of new programs or specializations may require the Department of Education (DOE or Department) notification and/or approval which could have an impact on the anticipated timeframe to launch new offerings.

We invest in program and specialization development, as well as support infrastructure, and marketing and selling when introducing new programs and specializations. Associated revenues depend upon enrollment, and in many cases are lower during the period of new program and specialization introduction. During the period of new program and specialization introduction, the rate of growth of revenues and operating income has been, and in the future may be, adversely affected in part due to these factors. As our newer programs and specializations develop, we anticipate increases in enrollment, more cost-effective delivery of instructional and support services and more efficient marketing and promotional processes.

•

Establishing new growth platforms. We seek to drive long-term growth that is an extension of our core competencies into new markets. We are pursuing this extension through the formation of a small business development team that is exploring early stage opportunities. This may result in increased new business development costs focused on researching, identifying and cultivating these new opportunities.

•

Competition for high-quality inquiries. As the industry has evolved to address regulatory concerns, competition for high-quality inquiries has increased across all degree levels. The increased competition has resulted in higher costs to acquire high-quality inquiries, especially through aggregator channels. In addition, conversion rates are under pressure due to lower consumer demand and increased competition for high-quality inquiries. We are responding to the higher competition by reinforcing our commitment to quality within our targeted professional markets through a more strategic approach to our marketing mix.

However, even with the positive changes we have made to date, we continue to see increased pricing on quality inquiries and a reduction in the number of quality inquiries. Therefore we anticipate a greater need for marketing tests, increased brand spending, such as traditional media including television advertising, and selectively applying tools such as scholarships, in our marketing efforts. Building our brand awareness may put considerable pressure on marketing expenses in the near term, however we believe this should produce long-term efficiencies for our channel strategy. We expect the increased competition for high-quality inquiries to continue to adversely impact our new enrollment and marketing spend, and therefore also impact active enrollments, revenue and operating margins in 2011 and potentially beyond.

•

Initiative on improving graduation rates through high standards of academic quality and rigor. As we continue to position Capella to drive sustainable growth, we are focused on improving graduation rates while maintaining a high standard of academic quality and rigor. In order to further increase our focus on improving the learner experience and attracting learners who are more likely to persist in our programs, we recently implemented various measures likely to affect our growth and profitability, at least in the near term, including the following:

•

Continuing increased investment in faculty development through the formation of the Great Teaching and Learning Center for Excellence and innovative tools such as the technology offered through Sophia;

•	Upgrading our learning and data platforms;

•

Adopting new tools to better support learners’ education financing decisions, such as our Responsible Borrowing Calculator, designed to help learners calculate the amount of learner borrowing necessary to achieve their educational objectives and to motivate them to not incur unnecessary student loan debt;

•

Transitioning our marketing approaches to more effectively identify learners with the ability to succeed in our educational programs, including reduced emphasis on the utilization of third parties for inquiry generation;

•	Requiring all bachelor’s learners who enroll in Capella University without transfer credits to complete an academic readiness pre-assessment; and

•

Better aligning our enrollment, admissions and other employees to our learners’ success by resetting individual objectives and measures and implementing new compensation structures, including eliminating all enrollment-related factors from compensation for our enrollment counselors and certain other personnel effective January 1, 2011.

We expect some of these initiatives may adversely impact our new and active enrollment and revenue in 2011, and potentially beyond. However, we believe these efforts are in the best interest of our learners and over the long-term will improve graduation rates, which, in turn, will position us for more stable long-term growth.

•

New Enrollment Growth. We have historically experienced double-digit new enrollment growth. During the first six months of 2011, we experienced negative new enrollment growth and expect continued new enrollment pressure. We expect negative new enrollment growth to adversely impact our active enrollments, revenues, financial condition, results of operations and cash flows.

•

Reduction of workforce. In February 2011, we implemented a strategic reduction of workforce by eliminating approximately 120 positions and incurred charges of approximately $1.9 million in the first six months of 2011 in connection with this reduction in employment. We expect to realize related employee compensation expense reductions and other discretionary spending reductions of approximately $12.0 to $12.5 million annualized.

•	Regulatory Environment

•	Rulemaking by the U.S. Department of Education. In 2010, the DOE issued new Title IV program integrity rules that address numerous topics. The most significant to our business are the following:

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

The Department published final regulations on October 29, 2010, including disclosure and reporting provisions related to gainful employment metrics. Most of the October 29, 2010 final rules are effective July 1, 2011.

In addition to the final program integrity rules, current rulemaking by the DOE has amended the return of funds regulations to require an institution to determine the amount of Title IV program funds that a learner “earned” based on when the learner stopped participating in the course instead of when the learner withdrew from the course. We anticipate this change will negatively impact our bad debt expense. The amended regulation went into effect on July 1, 2011.

•

Gainful Employment. Under the Higher Education Act, proprietary schools are eligible to participate in Title IV programs under the condition that they provide educational programs that lead to “gainful employment in a recognized occupation.” On October 29, 2010, and June 13, 2011, the Department published final regulations on gainful employment.

•

Disclosures. Effective July 1, 2011, proprietary institutions of higher education as well as public and not-for profit institutions offering postsecondary non-degree programs must provide prospective students with the types of employment associated with the program, total cost of the program, completion rate, job placement rate, if applicable, and median loan debt of program completers.

•

Reporting. Effective October 1, 2011, institutions must annually submit information to the Department about students who complete a program leading to gainful employment in a recognized occupation, including the amount of debt incurred under private loans or institutional finance plans, graduation information, and end of year enrollment information.

•

New Program Approval. Effective July 1, 2011, the final regulations require institutions to notify the Department at least 90 days before the start of new educational programs leading to gainful employment in recognized occupations. This notification must include information on the need for the program, a wage analysis, an institutional program review and approval process, and a demonstration of accreditation. An institution is not required to obtain formal Department approval if the notification is submitted at least 90 days prior to the first day of class. However, if the Department decides during the course of review that an approval is warranted, a notice will be sent to the institution at least 30 days prior to the first day of class with a request for additional information. The Department also has announced that it will be issuing a Notice of Proposed Rulemaking (NPRM) on the process for seeking Title IV eligibility for new programs. The NPRM proposes to amend the existing rules on new program approvals that went into effect on July 1, 2011.

•

Debt-to-Earnings Ratio and Loan Repayment Rate. The metrics used to define gainful employment in the final rule are based on debt-to-earnings and loan repayment rates, but with changes from the proposed rule issued July 2010.

•	Summary of the final regulation. A program leads to gainful employment in a recognized occupation if it meets one of the following metrics:

(1)	Loan Repayment Rate - at least 35 percent of former students are repaying their loans. The repayment rate generally is measured using the student’s third and fourth year of repayment, with a few exceptions. If there are 30 or fewer borrowers in a two-year period, the repayment rate period will be expanded to include borrowers in the third, fourth, fifth and sixth years. If there are still fewer than 30 borrowers after that point, the program is considered to have passed the metric.

(2)	Debt to Earnings Ratio - either (a) the estimated annual loan repayment of a typical graduate does not exceed 30 percent of his or her discretionary income (income above 150% of the poverty level), or (b) the estimated annual loan payment of a typical graduate does not exceed 12 percent of his or her total earnings. The ratios generally will be based upon students in their third and fourth years after graduation, with the same exceptions pertaining to small cohort programs described immediately above, for the repayment rate metric. Debt will be calculated based upon the program’s median debt, which will include private loans. Annual payments will be calculated based on a 10-year standard repayment plan for certificate and associates degree programs, 15 years for bachelor’s and master’s programs, and 20 years for graduate and professional programs. Debt incurred for living expenses is excluded from the calculation.

(3)	If a program fails both the Loan Repayment and Debt to Earnings metrics –

•

After one failure, the institution must provide a warning to students disclosing the amount by which the program missed minimal acceptable performance and the program’s plans for improvement and establish a three-day waiting period before a student can enroll.

•

After two failures within three years, the institution must provide a warning to prospective and enrolled students in the failing program stating the plan it intends to take in response, the risks associated with enrolling or continuing in the program, that the student should “expect to have difficulty repaying” the loans, and if the school chooses to discontinue the program at this stage, the timeline for doing so.

•	After three failures within four years, the program loses eligibility for federal student aid. Institutions cannot then reestablish the program’s eligibility for at least three years.

Although the final rules regarding gainful employment metrics provide opportunities to address program deficiencies before the loss of Title IV eligibility, the continuing eligibility of our educational programs for Title IV funding is at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. In addition, even though deficiencies in the metrics may be correctible on a timely basis, the disclosure requirements to students following a failure to meet the standards may adversely impact enrollment in that program and may adversely impact the reputation of our educational institution. The exposure to these external factors may reduce our ability to confidently offer or continue certain types of programs for which there is market demand, thus impacting our ability to maintain or grow our business.

•

US Congressional Hearings. The Health, Education, Labor and Pensions Committee of the U. S. Senate (HELP Committee) has held a series of hearings, initially in June 2010 and most recently on June 7, 2011, focused on the proprietary education sector and student loan debt. We believe that future hearings on the for-profit sector may be held. In addition, other Congressional hearings have been or are expected to be held regarding various aspects of the education industry that may affect our business, including hearings before the House Education and Workforce Committee. We have been and intend to continue being responsive to the requests of the HELP Committee. Any action by Congress that significantly reduces Title IV program funding or the eligibility of Capella University or our learners to participate in Title IV programs would have a material adverse effect on our financial condition, results of operations and cash flows.

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

Based on the final audit report for the financial aid years 2002-2003 through 2004-2005, the most significant potential financial exposure pertains to repayments to the DOE that could be required if the FSA concludes that Capella University did not properly calculate the amount of Title IV funds required to be returned for learners that withdrew without providing an official notification of such withdrawal and without engaging in the course room prior to such withdrawal. If the FSA determines that Capella University improperly withheld any portion of these funds, Capella University would be required to return the improperly withheld funds. We and the OIG have differing interpretations of the relevant regulations regarding what constitutes engagement in the unofficial withdrawal context. As we interpret the engagement requirement, we currently estimate that for the three year audit period, and for the subsequent aid years through 2007-2008, the total amount of Title IV funds not returned, for learners who withdrew without providing official notification and without engaging as required in the relevant regulations, was approximately $1.0 million including interest, but not including fines and penalties. If this difference of interpretation is ultimately resolved in a manner adverse to us, then the total amount of Title IV funds not returned for learners who withdrew without providing official notification would be greater than the amount we have currently estimated.

Recent Events

On July 15, 2011, we purchased 100% of the share capital of Resource Development International Ltd. (RDI). The transaction, which was financed with cash on hand, is expected to be accretive to our earnings by 2013 and modestly dilutive in 2011 and 2012. See Footnote 12 for additional details regarding the acquisition.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. During the six months ended June 30, 2011, there have been no significant changes in our critical accounting policies.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the three months ended June 30, 2011:

	Three Months Ended June 30,
	$ (in thousands, unaudited)		$ Change	% Change	% of Revenue
	2011	2010	2011 vs. 2010		2011	2010	2011 vs. 2010
Revenues	$106,400	$105,157	$1,243	1.2%	100.0%	100.0%	0.0%
Costs and expenses:
Instructional costs and services	42,506	41,286	1,220	3.0	39.9	39.3	0.6
Marketing and promotional	30,818	28,586	2,232	7.8	29.0	27.2	1.8
General and administrative	9,173	12,803	(3,630)	(28.4)	8.6	12.1	(3.5)

Total costs and expenses	82,497	82,675	(178)	(0.2)	77.5	78.6	(1.1)

Operating income	23,903	22,482	1,421	6.3	22.5	21.4	1.1
Other income, net	472	528	(56)	(10.6)	0.4	0.5	(0.1)

Income before income taxes	24,375	23,010	1,365	5.9	22.9	21.9	1.0
Income tax expense	8,996	8,436	560	6.6	8.4	8.0	0.4

Effective tax rate	36.9%	36.7%
Net income	15,379	14,574	805	5.5	14.5	13.9	0.6
Net loss attributable to noncontrolling interest	136	0	136		0.1	0.0	0.1

Net income attributable to Capella Education Company	$15,515	$14,574	$941	6.5%	14.6%	13.9%	0.7%

Revenues. The increase in revenues compared to the same quarter in the prior year is primarily driven by 2.0 percentage points from the impact of price increases and a 0.3 percentage point increase related to a slightly larger proportion of doctoral learners who generate more revenue per learner than our masters or bachelor’s learners. These increases in revenue are slightly offset by a 1.1 percentage point decrease primarily due to a decrease in enrollments. End of period enrollment decreased 1.5 percent at June 30, 2011 compared to the same period in 2010. Tuition increases in 2010 generally ranged from zero to seven percent and were implemented in July 2010.

Instructional costs and services expenses. Our instructional costs and services expenses increased compared to the same quarter in the prior year primarily due an increase in depreciation and amortization expense as a result of increased capital investments in late 2010 and 2011, as compared to 2009 and 2010, related to the learner experience and academic quality. These increases were slightly offset by a decrease in estimated bonus expense.

Our instructional costs and services expenses as a percentage of revenues increased primarily due to higher depreciation and amortization expense related to increased capital investments. These increases were slightly offset by a decrease in estimated bonus expense.

Marketing and promotional expenses. Both our marketing and promotional expenses, and marketing and promotional expenses as a percent of revenues, increased compared to the same quarter in the prior year primarily as a result of increased core marketing efforts and brand advertising, which focused on improving conversion rates and new enrollment growth, and an increase in the cost per inquiry. This increase is offset by a reduction in engagement and enrollment services workforce, due to lower inquiries and new enrollment volume.

General and administrative expenses. Both our general and administrative expenses, and general and administrative expenses as a percent of revenue, decreased compared to the same quarter in the prior year primarily due to a decrease in estimated bonus expense and greater investments focused on strategic business development and portfolio management in second quarter 2010 compared to second quarter 2011.

Other income, net. Other income, net decreased compared to the same quarter in the prior year primarily due to reduced interest income levels as a result of lower average cash, cash equivalents and marketable securities balances.

Income tax expense. Our effective tax rate increased compared to the same quarter in the prior year, primarily due to an increase in our state effective tax rate due to tax law changes in key states.

Net income. Net income increased due to the factors discussed above.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the six months ended June 30, 2011:

	Six Months Ended June 30,
	$ (in thousands, unaudited)		$ Change	% Change	% of Revenue
	2011	2010	2011 vs. 2010		2011	2010	2011 vs. 2010
Revenues	$217,754	$206,390	$11,364	5.5%	100.0%	100.0%	0.0%
Costs and expenses:
Instructional costs and services	85,005	79,161	5,844	7.4	39.0	38.4	0.6
Marketing and promotional	66,139	58,555	7,584	13.0	30.4	28.4	2.0
General and administrative	18,378	22,977	(4,599)	(20.0)	8.4	11.1	(2.7)
Reduction of workforce	1,862	0	1,862	100.0	0.9	0.0	0.9

Total costs and expenses	171,384	160,693	10,691	6.7	78.7	77.9	0.8

Operating income	46,370	45,697	673	1.5	21.3	22.1	(0.8)
Other income, net	997	1,026	(29)	(2.8)	0.5	0.5	0.0

Income before income taxes	47,367	46,723	644	1.4	21.8	22.6	(0.8)
Income tax expense	17,488	16,987	501	2.9	8.1	8.2	(0.1)

Effective tax rate	36.9%	36.4%
Net income	29,879	29,736	143	0.5	13.7	14.4	(0.7)
Net loss attributable to noncontrolling interest	245	0	245		0.1	0.0	0.1

Net income attributable to Capella Education Company	$30,124	$29,736	$388	1.3%	13.8%	14.4%	(0.6)%

Revenues. The increase in revenues compared to prior year is primarily driven by 3.6 percentage points from increased enrollments and 2.1 percentage points from the impact of price increases. These increases in revenue are slightly offset by a 0.2 percentage point decrease related to a larger proportion of master’s and bachelor’s learners, who generated less revenue per learner than our doctoral learners. End of period enrollment decreased 1.5 percent in 2011 compared to 2010. Tuition increases in 2010 generally ranged from zero to seven percent and were implemented in July 2010.

Instructional costs and services expenses. Our instructional costs and services expenses increased compared to the same period in the prior year primarily due to our ongoing investment in faculty with the addition of approximately 150 full-time core faculty in 2011. There was also an increase in depreciation and amortization expense as a result of increased capital investments in late 2010 and 2011, as compared to 2009 and 2010, related to the learner experience and academic quality. These increases were slightly offset by a decrease in estimated bonus expense.

Our instructional costs and services expenses as a percentage of revenues increased primarily due to higher depreciation and amortization expense related to increased capital investments in late 2010 and 2011, as compared to 2009 and 2010, related to the learner experience and academic quality. This increase was slightly offset by a decrease in estimated bonus expense.

Marketing and promotional expenses. Both our marketing and promotional expenses, and marketing and promotional expenses as a percent of revenues, increased compared to the same period in the prior year primarily due to an increase in core marketing efforts and brand advertising, which focused on improving conversion rates and new enrollment growth, and an increase in the cost per inquiry. This increase is offset by a reduction in engagement and enrollment services workforce, due to lower inquiries and new enrollment volume.

General and administrative expenses. Our general and administrative expenses decreased compared to the same period in the prior year primarily due to a reduction in estimated bonus expense and legal expenses due to the Digital Vending lawsuit in 2010. We also experienced greater investments focused on strategic business development and portfolio management in the first half of 2010 compared to the first half of 2011.

Our general and administrative expenses as a percentage of revenues decreased compared to prior year primarily due to a reduction in estimated bonus expense. We also experienced greater investments focused on strategic business development and portfolio management in the first half of 2010 compared to the first half of 2011.

Reduction of workforce expenses. In February 2011, we implemented a strategic reduction of workforce by eliminating approximately 120 positions and incurred charges of approximately $1.9 million in the six months ended June 30, 2011. As of June 30, 2011, the remaining liability related to the reduction of workforce was approximately $0.3 million, and recorded as a component of current liabilities. We expect to realize related employee compensation expense reductions and other discretionary spending reductions of approximately $12.0 to $12.5 million annualized.

Other income, net. Other income, net decreased compared to the same period in the prior year primarily due to reduced interest income levels as a result of lower interest rates during 2011 compared to 2010.

Income tax expense. Our effective tax rate increased compared to the same period in the prior year, primarily due to an increase in our state effective tax rate due to tax law changes in key states.

Net income. Net income increased due to the factors discussed above.

Liquidity and Capital Resources

Liquidity

We financed our operations and capital expenditures during the six months ended June 30, 2011 and 2010 through cash provided by operating activities. Our cash, cash equivalents and marketable securities were $172.6 million and $193.2 million at June 30, 2011 and December 31, 2010, respectively. Our cash, cash equivalents and marketable securities decreased primarily due to an increase in share repurchase activity by us during the six months ended June 30, 2011.

We maintain a $10.0 million unsecured line of credit with Wells Fargo Bank, which expires on July 31, 2011. Effective June 30, 2011, we amended the line of credit agreement to extend the term through July 31, 2012. There were no borrowings under this line of credit as of and for the six months ended June 30, 2011, or as of and for the year ended December 31, 2010.

In July 2009, a $1.4 million unsecured letter of credit was issued under the $10.0 million line of credit, in favor of the Department of Education in connection with its 2008 annual review of student lending activities. In July 2010, we increased the letter of credit from $1.4 million to $1.6 million to reflect the increase in the Title IV return of funds in 2009 and 2010. Regulation requires a company to experience two consecutive annual Title IV compliance audits with no findings to terminate a letter of credit. In July 2011, the Department of Education notified us that we have experienced two consecutive annual Title IV compliance audits, in 2009 and 2008, with no findings. Therefore, we intend to terminate the letter of credit with Wells Fargo Bank.

Significant portions of our revenues are derived from Title IV programs. Federal regulations dictate the timing of disbursements under Title IV programs. Learners must apply for new loans and grants each academic year, which begins July 1. Loan funds are provided through the William D. Ford Direct Loan program in multiple disbursements for each academic year. The disbursements are usually received by the beginning of the third week of the term. These factors, together with the timing of when our learners begin their programs, affect our operating cash flow. Based on current market conditions and recent regulatory or legislative actions, we do not anticipate any significant near-term disruptions in the availability of Title IV funding for our learners.

On July 15, 2011, we purchased 100% of the share capital of Resource Development International Ltd. (RDI) for £9.3 million (approximately $14.9 million) in cash. In connection with the agreement, we will make an additional payment of £4.0 million (approximately $6.4 million) if RDI is granted Taught Degree Awarding Power (TDAP). See Footnote 12 Subsequent Events for additional details regarding the acquisition.

Based on our current level of operations and anticipated growth, we believe our cash flow provided by operations and other sources of liquidity, including cash, cash equivalents and marketable securities, will provide adequate funds for ongoing operations and planned capital expenditures for the foreseeable future. We also believe we could further supplement our liquidity position within the capital markets to fund our operations or to fund strategic investments, if needed.

Operating Activities

Net cash provided by operating activities was $45.0 million and $43.5 million for the six months ended June 30, 2011 and 2010, respectively. The increase from 2010 to 2011 was due to an increase in depreciation and amortization as a result of increased capital investments in late 2010 and 2011, as compared to 2009 and 2010, related to improving the learner experience and academic quality; an increase in deferred income taxes as a result of changes in legislation allowing us to accelerate certain deductions for tax purposes, creating book-to-tax differences; and a decrease in excess tax benefits from stock-based compensation as a result of fewer exercises of stock-based compensation and higher stock prices in 2010 compared to 2011.

The increase in net cash provided by operating activities is slightly offset by a decrease in accounts payable and accrued liabilities primarily due to a decrease in accrued bonus expense, timing of payroll payments and vendor invoices.

Investing Activities

Our cash provided by (used in) investing activities is primarily related to the purchase or maturity of investments in marketable securities and property and equipment. Net cash provided by investing activities was $1.0 million for the six months ended June 30, 2011 and net cash used in investing activities was $40.3 million for the six months ended June 30, 2010. Investments in marketable securities consist of purchases and maturities of tax-exempt municipal securities. Net purchases and maturities of these securities were $14.0 million during the six months ended June 30, 2011, and purchases of these securities were $26.3 million during the six months ended June 30, 2010. The net change is attributable to the maturities of marketable securities which are now held as cash and cash equivalents at June 30, 2011.

We believe the credit quality and liquidity of our investment portfolio as of June 30, 2011 is strong. Due to current market conditions, the unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply/demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity. But even with this approach, we may incur investment losses as a result of unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Capital expenditures were $13.0 million and $14.0 million for the six months ended June 30, 2011 and 2010, respectively. The change in 2011 from 2010 was primarily due to higher investments related to improving the learner experience and academic quality in 2010.

We lease all of our facilities. We expect to make future payments on existing leases from cash generated from operations.

Financing Activities

Net cash used in financing activities was $51.3 million and $8.1 million for the six months ended June 30, 2011 and 2010, respectively. In the first six months of 2011, we repurchased $52.9 million of common stock under our repurchase program. Due to timing, cash payments made for these share repurchases were $52.8 million.

There have been no material changes to the contractual obligations as disclosed in the “Contractual Obligations” section of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We have no derivative financial instruments or derivative commodity instruments. We believe the risk related to cash equivalents and marketable securities is limited due to the adherence to our investment policy, which focuses on capital preservation and liquidity. In addition, all investments must have a minimum Standard & Poor’s rating of A minus (or equivalent) by at least one agency. All of our cash equivalents and marketable securities as of June 30, 2011 and December 31, 2010 were rated A minus or higher. In addition, we utilize money managers who conduct initial and ongoing credit analysis on our investment portfolio to monitor and minimize the potential impact of market risk associated with our cash, cash equivalents and marketable securities. Despite the investment risk mitigation strategies we employ, we may incur investment losses as a result of unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. In addition, unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Interest Rate Risk

We manage interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At June 30, 2011, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based upon that evaluation, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures were effective, as of June 30, 2011, in ensuring that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On November 5, 2010, a purported securities class action lawsuit captioned Police Pension Fund of Peoria, Individually, and on Behalf of All Others Similarly Situated v. Capella Education Company, J. Kevin Gilligan and Lois M. Martin, was filed in the U.S. District Court for the District of Minnesota. The complaint names the Company and certain senior executives as defendants, and alleges the Company and the named defendants made false or misleading public statements about our business and prospects during the time period from February 16, 2010 through August 13, 2010 in violation of federal securities laws, and that these statements artificially inflated the trading price of the Company’s common stock to the detriment of shareholders who purchased shares during that time. The plaintiff seeks compensatory damages for the purported class. Since that time, substantially similar complaints making similar allegations against the same defendants for the same purported class period were filed with the federal court. Pursuant to the Private Securities Litigation Reform Act of 1995, on April 13, 2011, the Court appointed Oklahoma Firefighters Pension and Retirement System as lead plaintiff and Abraham, Fruchter and Twersley, LLP, as lead counsel. A consolidated amended complaint, captioned Oklahoma Firefighters Pension and Retirement System, Individually and on Behalf of All Others Similarly Situated, v. Capella Education Company, J. Kevin Gilligan, Lois M. Martin and Amy L. Ronneberg, was filed on June 27, 2011. The Company has not yet responded to the consolidated amended complaint.

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

There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010, other than for the addition of the following risk factors:

We may not be able to successfully identify, pursue or integrate acquisitions; acquisitions may result in dilution.

As part of our growth strategy, we are actively considering acquisition opportunities in the U.S. and worldwide. We recently acquired a proprietary educational institution in the United Kingdom that complements our strategic direction. Any acquisition involves significant risks and uncertainties, including:

•	Inability to successfully integrate the acquired operations, including the information technology systems, into our institutions and maintain uniform standards, controls, policies and procedures;

•	Inability to successfully operate and grow the acquired businesses;

•	Distraction of management’s attention from normal business operations;

•	Challenges retaining the key employees of the acquired operation;

•	Operating, market or other challenges causing operating results to be less than projected;

•	Expenses associated with the acquisition;

•

Challenges relating to conforming non-compliant financial reporting procedures to those required of a subsidiary of a U.S. reporting company, including procedures required by the Sarbanes-Oxley Act; and

•	Unidentified issues not discovered in our due diligence process, including commitments and/or contingencies.

Acquisitions are inherently risky. We cannot be certain that our previous or future acquisitions will be successful and will not materially adversely affect our business, financial condition, results of operations and cash flows. We may not be able to identify suitable acquisition opportunities, acquire institutions on favorable terms, or successfully integrate or profitably operate acquired institutions. Future transactions may involve use of our cash resources, issuance of equity or debt securities, and may be dilutive to earnings, which could adversely affect our business, financial condition, results of operations and cash flows. If we issue equity securities as consideration in an acquisition, current shareholders’ percentage ownership and earnings per share may be diluted. In addition, our acquisition of an educational institution could be considered a change in ownership and control of the acquired institution under applicable regulatory standards. For such an acquisition in the U.S., we may need approval from the U.S. Department of Education and applicable state agencies and accrediting agencies and possibly other regulatory bodies. Our inability to obtain such approvals with respect to a completed acquisition could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our expansion into new markets outside the U.S. subjects us to risks inherent in international operations.

As part of our growth strategy, we have acquired a proprietary educational institution in the United Kingdom, and we may actively pursue additional acquisitions outside the U.S. To the extent that we make such acquisitions, we will face risks that are inherent in international operations, including:

•	Complexity of operations across borders;

•	Compliance with foreign legal and regulatory environments;

•	Currency exchange rate fluctuations;

•	Monetary policy risks, such as inflation, hyperinflation and deflation;

•	Price controls or restrictions on exchange of foreign currencies;

•	Potential political and economic instability in the countries in which we operate, including potential student uprisings;

•	Expropriation of assets by local governments;

•	Multiple and possibly overlapping and conflicting tax laws;

•	Compliance with anti-corruption laws and regulations such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act of 2010;

•	Potential unionization of employees under local labor laws and local labor laws that make it more expensive and complex to negotiate with, retain or terminate employees;

•	Greater difficulty in utilizing and enforcing our intellectual property and contract rights;

•	Failure to understand the local culture and market;

•	Limitations on the repatriation of funds; and

•	Increased acts of terrorism and war, epidemics and natural disasters in new geographic regions.

Our business, financial condition, results of operations and cash flows could be materially adversely affected by the occurrence of one or more of these risks.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended June 30, 2011, we used $25.6 million to repurchase shares of common stock under our repurchase program.(1) Our remaining authorization for common stock repurchases was $60.0 million at June 30, 2011.

A summary of our share repurchases during the quarter is set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
4/1/2011 to 4/30/2011	168,675	$50.20	168,675	$77,133,938
5/1/2011 to 5/31/2011	182,772	49.41	182,772	68,102,450
6/1/2011 to 6/30/2011	177,153	45.81	177,153	59,987,184

Total	528,600	$48.46	528,600	$59,987,184

(1)	In August 2010, our Board of Directors authorized $60.7 million in value of common stock under our stock repurchase program, and an additional $65.0 million in repurchases in February 2011, resulting in total authorization for repurchases up to an aggregate amount of $125.7 million in value of common stock. During the three months ended June 30, 2011, the Company repurchased 0.5 million shares for total consideration of $25.6 million. Due to timing, cash payments made for these share repurchases were $25.5 million. During the three months ended June 30, 2010, the Company repurchased 0.1 million shares for total consideration of $5.9 million. The Company executed a separate authorization under our stock repurchase program in July 2008 for repurchases up to an aggregate amount of $60.0 million in value of common stock which has been fully utilized. As of June 30, 2011, the Company had purchased an aggregate of 2.2 million shares under this program at an average price per share of $57.57, totaling $125.7 million. Our stock repurchase program has no expiration date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Number	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 11, 2006.

3.2	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2006.

4.1	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 19, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

EX-101.INS	XBRL Instance Document(1)

EX-101.SCH	XBRL Taxonomy Extension Schema Document(1)

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

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

CAPELLA EDUCATION COMPANY

/s/ J. Kevin Gilligan	July 26, 2011
J. Kevin Gilligan
Chief Executive Officer
(Principal Executive Officer)

/s/ Steven L. Polacek	July 26, 2011
Steven L. Polacek
Senior Vice President and Chief
Financial Officer (Principal Financial Officer)

/s/ Amy L. Ronneberg	July 26, 2011
Amy L. Ronneberg
Vice President and Corporate Controller
(Principal Accounting Officer)