Form 10-Q
period 2011-09-30
CAPELLA EDUCATION CO
filed 2011-10-25
CIK 1104349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The total number of shares of common stock outstanding as of October 19, 2011, was 14,455,368.

CAPELLA EDUCATION COMPANY

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CAPELLA EDUCATION COMPANY

Consolidated Balance Sheets

(In thousands, except par value)

	As of September 30, 2011	As of December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,020	$77,416
Marketable securities	86,441	115,818
Accounts receivable, net of allowance of $4,395 at September 30, 2011 and $3,783 at December 31, 2010	17,728	13,680
Prepaid expenses and other current assets	14,706	8,290
Deferred income taxes	2,063	2,444

Total current assets	172,958	217,648
Property and equipment, net	48,467	44,910
Goodwill	16,370	0
Intangibles, net	7,522	0

Total assets	$245,317	$262,558

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,348	$4,599
Accrued liabilities	28,905	29,962
Income taxes payable	0	344
Deferred revenue	8,216	5,885

Total current liabilities	45,469	40,790
Deferred rent	4,231	3,466
Other liabilities	6,209	855
Deferred income taxes	13,815	7,838

Total liabilities	69,724	52,949

Redeemable noncontrolling interest	629	1,023

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares — 100,000, issued and outstanding shares — 14,651 at September 30, 2011 and 16,306 at December 31, 2010	147	163
Additional paid-in capital	41,746	115,075
Accumulated other comprehensive income	422	758
Retained earnings	132,649	92,590

Total shareholders’ equity	174,964	208,586

Total liabilities and shareholders’ equity	$245,317	$262,558

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Income

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)

Revenues	$102,306	$105,010	$320,061	$311,400
Costs and expenses:
Instructional costs and services	42,523	43,035	127,528	122,196
Marketing and promotional	33,673	29,584	99,812	88,139
General and administrative	11,253	11,384	29,631	34,361
Reduction of workforce	0	0	1,862	0

Total costs and expenses	87,449	84,003	258,833	244,696

Operating income	14,857	21,007	61,228	66,704
Other income, net	477	504	1,474	1,530

Income before income taxes	15,334	21,511	62,702	68,234
Income tax expense	5,549	8,033	23,037	25,020

Net income	9,785	13,478	39,665	43,214
Net loss attributable to noncontrolling interest	149	0	394	0

Net income attributable to Capella Education Company	$9,934	$13,478	$40,059	$43,214

Net income attributable to Capella Education Company per common share:
Basic	$0.66	$0.81	$2.57	$2.58

Diluted	$0.66	$0.80	$2.56	$2.55

Weighted average number of common shares outstanding:
Basic	15,006	16,634	15,588	16,728

Diluted	15,062	16,807	15,668	16,954

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Comprehensive Income

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)
Net income attributable to Capella Education Company	$9,934	$13,478	$40,059	$43,214
Other comprehensive income, net of tax:
Foreign currency translation loss	(7)	0	(7)	0
Unrealized losses on available for sale securities	(179)	(139)	(329)	(278)

Comprehensive income attributable to Capella Education Company	$9,748	$13,339	$39,723	$42,936

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)
Operating activities

Net income	$39,665	$43,214
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	6,744	6,314
Depreciation and amortization	17,369	13,502
Amortization of investment discount/premium	1,663	1,440
Asset impairment	35	18
Gain on disposal of property and equipment	(38)	0
Stock-based compensation	3,191	2,438
Excess tax benefits from stock-based compensation	(70)	(4,144)
Deferred income taxes	4,873	(21)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(9,453)	(10,825)
Prepaid expenses and other current assets	(5,596)	(3,050)
Accounts payable and accrued liabilities	(3,569)	2,311
Income tax payable	(625)	7
Deferred rent	765	401
Deferred revenue	756	1,204

Net cash provided by operating activities	55,710	52,809
Investing activities
Capital expenditures	(20,020)	(19,244)
Purchases of marketable securities	(3,500)	(37,884)
Payment for acquisition, net of cash acquired	(12,640)	0
Sales and maturities of marketable securities	30,685	7,150

Net cash used in investing activities	(5,475)	(49,978)
Financing activities
Excess tax benefits from stock-based compensation	70	4,144
Net proceeds from exercise of stock options	1,558	6,175
Repurchase of common stock	(77,271)	(36,457)

Net cash used in financing activities	(75,643)	(26,138)

Effect of foreign exchange rates on cash	12	0

Net decrease in cash and cash equivalents	(25,396)	(23,307)
Cash and cash equivalents at beginning of period	77,416	102,405

Cash and cash equivalents at end of period	$52,020	$79,098

Supplemental disclosures of cash flow information
Income taxes paid	$22,160	$25,059

Noncash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$1,277	$1,760

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of Business

Capella Education Company (the Company) was incorporated on December 27, 1991, and is the parent company of its wholly owned subsidiaries, Capella University (the University) and Resource Development International Limited (RDI). Capella University, founded in 1993, is an online postsecondary education services company offering a variety of bachelor’s, master’s and doctoral degree programs primarily delivered to working adults. The University is accredited by The Higher Learning Commission and is a member of the North Central Association of Colleges and Schools. In July 2011, the Company acquired RDI, which is an independent provider of United Kingdom (UK) university distance learning qualifications and markets, develops and delivers programs worldwide via its offices and partners across Asia, North America, Africa and Europe. The Company is also the majority owner of the joint venture Sophia Learning, LLC (Sophia). Sophia provides a social teaching and learning platform that integrates education with technology.

2. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company, the University, RDI and its subsidiaries, and Sophia, after elimination of intercompany accounts and transactions.

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

Marketable Securities

Management determines the appropriate designation of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All of the Company’s marketable securities were designated as available-for-sale as of September 30, 2011 and December 31, 2010.

Available-for-sale marketable securities are carried at fair value as determined by quoted market prices or other inputs either directly or indirectly observable in the marketplace for identical or similar assets, with unrealized gains and losses, net of tax, recognized through accumulated comprehensive income within shareholders’ equity. Management reviews the fair value of the portfolio at least monthly, and evaluates individual securities with fair value below amortized cost at the balance sheet date. In order to determine whether impairment is other than temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis.

If management intends to sell an impaired debt security or it is more likely than not the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as other comprehensive income within shareholders’ equity.

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in investment income. The contractual maturity date of available-for-sale securities is based on the days remaining to the effective maturity. Certain reclassifications have been made to the contractual maturities as of December 31, 2010 in Note 5 to align with current reporting methods. The Company classifies all marketable securities as current assets because the assets are available to fund current operations.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the fair value assigned to the underlying assets acquired and assumed liabilities. At the time of an acquisition, the Company allocates the goodwill and related assets and liabilities to its respective reporting unit. The Company identifies its reporting unit by assessing whether the components of its operating segment constitutes businesses for which discrete financial information is available and management regularly reviews the operating results of those components. The Company assesses goodwill at least annually for impairment or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount.

The Company tests for goodwill impairment at the reporting unit level by applying a two-step test. In the first step, the Company compares the fair value of the reporting unit to the carrying value of its net assets. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and no further testing is required. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, the Company performs a second step to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. An impairment loss is recognized to the extent the implied fair value of the goodwill is less than the carrying amount of the goodwill.

Finite-lived intangible assets that are acquired in business combinations are recorded at fair market value on their acquisition date and are amortized on a straight-line basis to reflect the economic useful life of the asset. We do not currently have any infinite-lived intangible assets.

Foreign Currency Translation

The U.S. dollar is the functional currency of the Company’s entities operating in the United States (U.S.). The functional currency of the Company’s entities operating outside the U.S. is the currency of the primary economic environment in which the entity primarily generates and expends cash, which is generally the local currency. The assets and liabilities of these operations are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. The resulting translation adjustments and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are included in shareholders’ equity as a component of accumulated other comprehensive income (loss). Income and expense items are translated monthly at the average exchange rate for that period. The Company reports gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from foreign currency denominated transactions, in the Consolidated Statements of Income.

Subsequent Events

The Company has evaluated events and transactions that occurred during the period subsequent to the balance sheet date. There have been no subsequent events that require recognition or disclosure in the financial statements.

Refer to the Company’s “Summary of Significant Accounting Policies” footnote included in its 2010 Annual Report on Form 10-K for a complete summary of the Company’s significant accounting policies.

3. Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2011-05, Comprehensive Income, which is included in Accounting Standards Codification (ASC) 220, Presentation of Comprehensive Income. This update improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The guidance requires all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company elected early adoption; therefore, the guidance will be effective for its interim and annual reporting periods beginning September 30, 2011, and applied retrospectively. The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations, or disclosures.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other, which is included in ASC 350, Testing Goodwill for Impairment. This update reduces the complexity, and potentially the cost, of testing goodwill for impairment. The guidance gives the Company the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, and in some cases skip the two-step impairment test. The guidance will be effective for the Company’s interim and annual reporting periods beginning January 1, 2012, and applied prospectively. The Company does not expect adoption of this guidance to have a material impact on its financial condition, results of operations, or disclosures.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Numerator:
Net income attributable to Capella Education Company	$9,934	$13,478	$40,059	$43,214
Denominator:
Denominator for basic net income attributable to Capella Education Company per common share— weighted average shares outstanding	15,006	16,634	15,588	16,728
Effect of dilutive stock options and restricted stock	56	173	80	226

Denominator for diluted net income attributable to Capella Education Company per common share— weighted average shares outstanding	$15,062	$16,807	$15,668	$16,954

Basic net income attributable to Capella Education Company per common share	$0.66	$0.81	$2.57	$2.58
Diluted net income attributable to Capella Education Company per common share	$0.66	$0.80	$2.56	$2.55

Options to purchase 0.6 million and 0.1 million common shares were outstanding, but not included in the computation of diluted net income per common share in the three months ended September 30, 2011 and 2010, respectively, because their effect would be antidilutive.

Options to purchase 0.5 million and 0.1 million common shares were outstanding, but not included in the computation of diluted net income per common share in the nine months ended September 30, 2011 and 2010, respectively, because their effect would be antidilutive.

5. Marketable Securities

The following is a summary of available-for-sale securities:

	As of September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Tax-exempt municipal securities	$85,756	$685	$0	$86,441

Total	$85,756	$685	$0	$86,441

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Tax-exempt municipal securities	$114,604	$1,277	$(63)	$115,818

Total	$114,604	$1,277	$(63)	$115,818

The unrealized gains and losses on the Company’s investments in municipal securities as of September 30, 2011 and December 31, 2010 were caused by changes in market values primarily due to interest rate changes. The Company did not have any securities in an unrealized loss position as of September 30, 2011. No other-than-temporary impairment charges were recorded for the three and nine months ended September 30, 2011 and 2010.

The following table summarizes the remaining contractual maturities of the Company’s marketable securities:

	As of September 30, 2011	As of December 31, 2010
	(in thousands)
Due within one year	$66,144	$58,998
Due after one year through five years	20,297	56,820

	$86,441	$115,818

The following table is a summary of the proceeds from the sale and maturities of available-for-sale securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Maturities of marketable securities	$13,225	$6,150	$30,685	$6,150
Proceeds from the sale of marketable securities	0	1,000	0	1,000

	$13,225	$7,150	$30,685	$7,150

The Company did not record any gross realized gains or gross realized losses during the three and nine months ended September 30, 2011 and 2010.

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

The following tables summarize certain information for assets measured at fair value on a recurring basis:

	Fair Value Measurements as of September 30, 2011 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents:
Cash	$5,969	$5,969	$0	$0
Money market funds	21,161	21,161	0	0
Variable rate demand notes	24,890	24,890	0	0

Total cash and cash equivalents	$52,020	$52,020	$0	$0

Marketable securities:
Tax-exempt municipal securities	$86,441	$0	$86,441	$0

Total marketable securities	$86,441	$0	$86,441	$0

	Fair Value Measurements as of December 31, 2010 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Cash and cash equivalents:
Money market funds	$43,141	$43,141	$0	$0
Variable rate demand notes	34,275	34,275	0	0

Total cash and cash equivalents	$77,416	$77,416	$0	$0

Marketable securities:
Tax-exempt municipal securities	$115,818	$0	$115,818	$0

Total marketable securities	$115,818	$0	$115,818	$0

The Company measures cash and cash equivalents at fair value primarily using real-time quotes for transactions in active exchange markets involving identical assets. The variable rate demand notes contain a feature allowing the Company to require payment by the issuer on a daily or weekly basis. As a result, these securities are highly liquid and are classified as cash and cash equivalents. The Company’s marketable securities are classified within Level 2 and are valued using readily available pricing sources for comparable instruments utilizing market observable inputs. The Company does not hold securities in inactive markets. The Company did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the first nine months of 2011.

6. Accrued Liabilities

Accrued liabilities consist of the following:

	As of September 30, 2011	As of December 31, 2010
	(in thousands)
Accrued compensation and benefits	$5,288	$14,055
Accrued instructional	6,093	4,544
Accrued vacation	2,154	1,867
Other	15,370	9,496

	$28,905	$29,962

“Other” in the table above consists primarily of vendor invoices accrued in the normal course of business.

In February 2011, we implemented a strategic reduction of workforce by eliminating approximately 120 positions and incurred charges of approximately $1.9 million in the nine months ended September 30, 2011. As of September 30, 2011 there was no remaining liability related to the reduction of workforce.

7. Commitments and Contingencies

Leasehold Agreements

The Company leases its office facilities and certain office equipment under various noncancelable operating leases and has contractual obligations related to certain software license agreements. Effective August 29, 2011, the Company entered into an amendment of its current lease with Minneapolis 225 Holdings, LLC pursuant to which the Company renewed and extended its existing lease for premises at 225 South Sixth Street in Minneapolis, Minnesota through 2018.

Future minimum lease commitments under the leases as of September 30, 2011, are as follows:

Operating
(in thousands)
2011	$1,647
2012	6,695
2013	6,277
2014	6,441
2015	6,539
2016 and thereafter	19,941

Total	$47,540

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

Revolving Credit Facility

On September 30, 2011, the Company entered into an unsecured revolving credit agreement (the Credit Agreement) with Bank of America, N.A., and certain other lenders. The Credit Agreement provides $100.0 million of borrowing capacity (the credit facility), with an increase option of an additional $50.0 million. The Credit Agreement has a term of five years ending September 30, 2016.

Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus an applicable rate of 1.75% to 2.25% based on the Company’s consolidated leverage ratio or, at the Company’s option, an alternative base rate (defined as the higher of (a) the federal funds rate plus 0.5%, (b) Bank of America’s prime rate, or (c) the one-month LIBOR plus 1.0%) plus an applicable rate of 0.75% to 1.25% based on the Company’s consolidated leverage ratio. The Credit Agreement requires payment of a commitment fee, based on the Company’s consolidated leverage ratio, charged on the unused credit facility. Outstanding letters of credits are also charged a fee, based on the Company’s consolidated leverage ratio. The Company capitalized approximately $0.5 million of transaction costs related to the credit facility, which will be amortized over a period of five years.

The Credit Agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Failure to comply with the covenants contained in the Credit Agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. As of September 30, 2011, there were no borrowings under the credit facility and the Company was in compliance with all debt covenants.

Line of Credit

The Company’s previous $10.0 million line of credit facility with Wells Fargo Bank, set to expire July 31, 2012, was terminated upon entering into the Credit Agreement. The $1.6 million letter of credit issued under the previous line of credit was cancelled and released by the Department of Education on July 20, 2011. There were no borrowings under the Wells Fargo Bank credit facility as of and for the nine months ended September 30, 2011, and as of and for the year ended December 31, 2010.

Litigation

On November 5, 2010, a purported securities class action lawsuit captioned Police Pension Fund of Peoria, Individually, and on Behalf of All Others Similarly Situated v. Capella Education Company, J. Kevin Gilligan and Lois M. Martin, was filed in the U.S. District Court for the District of Minnesota. The complaint names the Company and certain senior executives as defendants, and alleges the Company and the named defendants made false or misleading public statements about our business and prospects during the time period from February 16, 2010 through August 13, 2010 in violation of federal securities laws, and that these statements artificially inflated the trading price of the Company’s common stock to the detriment of shareholders who purchased shares during that time. The plaintiff seeks compensatory damages for the purported class. Since that time, substantially similar complaints making similar allegations against the same defendants for the same purported class period were filed with the federal court. Pursuant to the Private Securities Litigation Reform Act of 1995, on April 13, 2011, the Court appointed Oklahoma Firefighters Pension and Retirement System as lead plaintiff and Abraham, Fruchter and Twersley, LLP, as lead counsel. A consolidated amended complaint, captioned Oklahoma Firefighters Pension and Retirement System, Individually and on Behalf of All Others Similarly Situated, v. Capella Education Company, J. Kevin Gilligan, Lois M. Martin and Amy L. Ronneberg, was filed on June 27, 2011. The Company filed a motion to dismiss the plaintiff’s complaint on September 2, 2011, and a hearing on that motion is currently scheduled for December 21, 2011.

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

8. Stock Repurchase Program

The Company’s stock repurchase program was announced in March 2008. The Board of Directors authorizes repurchases of outstanding shares of common stock, from time to time, depending on market conditions and other considerations. A summary of the Company’s comprehensive stock repurchase activity for fiscal year 2010 through September 30, 2011, all of which was part of our publicly announced program, is presented below:

(in thousands)
Board authorizations:
August 2010	$60,662
February 2011	65,000

Total amount authorized	125,662
Total value of shares repurchased	90,873

Residual authorization	$34,789

In addition to the Board authorizations outlined above, the Company executed a separate authorization under the stock repurchase program in July 2008 for repurchases up to an aggregate amount of $60.0 million in value of common stock, which has been fully utilized.

During the nine months ended September 30, 2011, the Company repurchased 1.7 million shares for total consideration of $78.1 million. Due to timing, cash payments made for these share repurchases were $77.3 million. The Company repurchased 0.5 million shares for total consideration of $36.5 million during the nine months ended September 30, 2010.

As of September 30, 2011, the Company had purchased an aggregate of 2.9 million shares under the program’s outstanding authorizations at an average price per share of $52.45 totaling $150.9 million.

9. Stock-Based Compensation

The following table presents the Company’s stock-based compensation expense recognized in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Instructional costs and services	$317	$334	$835	$733
Marketing and promotional	150	125	420	286
General and administrative	814	613	1,936	1,419

Stock-based compensation expense included in operating income	1,281	1,072	3,191	2,438
Tax benefit from stock-based compensation expense	460	398	1,177	909

Stock-based compensation expense, net of tax	$821	$674	$2,014	$1,529

10. Noncontrolling Interest

Sophia became a majority owned subsidiary of the Company in 2010. The equity interest in Sophia not owned by the Company is reported as noncontrolling interest on the consolidated balance sheet of the Company. Losses incurred by Sophia were charged to the Company and to the noncontrolling interest holder based on ownership percentage.

There is a put option within the Sophia Learning, LLC agreement which permits the noncontrolling interest to put its shares to the Company within a specified time period. Since these shares are outside the control of the Company, the noncontrolling interest is considered contingently redeemable and thus is presented in mezzanine equity in the consolidated balance sheet. Pursuant to authoritative guidance, if the value of the contingently redeemable noncontrolling interest is less than the fair market value, and it is probable the contingency related to the put option will be met, then the carrying value of the contingently redeemable noncontrolling interest must be adjusted to fair market value through a charge directly to retained earnings. Although the Company has determined that it is probable that the put option will be exercised based upon the passage of time, the Company determined that a charge to retained earnings was not needed at September 30, 2011, as the value of the contingently redeemable noncontrolling interest approximated fair market value. The Company based this determination on the short time period from its latest investment in Sophia and September 30, 2011, and the current business activities at Sophia. Unobservable inputs are employed in determining the fair value of the redeemable noncontrolling interest and as such it is considered a Level 3 fair value measurement.

11. Acquisition of RDI

On July 15, 2011, the Company acquired 100% of the share capital of RDI for £7.9 million (approximately $12.6 million), net of cash acquired. RDI is an independent provider of UK university distance learning qualifications and markets, develops and delivers these programs worldwide via its offices and partners across Asia, North America, Africa and Europe. RDI’s online distance learning offerings span from degree-entry programs to doctoral level programs and are offered in a variety of disciplines, including business, management, psychology, law, and computing.

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

The Company has preliminarily measured the fair value of the assets acquired and liabilities assumed in accordance with ASC 805 Business Combinations. The Company recorded goodwill of $16.4 million, and capitalized $7.6 million of intangible assets primarily consisting of partner and student relationships, trademark and trade name, learning model, and internally developed software. The estimated useful lives of the intangible assets range from two to ten years. The Company also recorded a liability of $5.7 million for the fair value of the TDAP contingent consideration, which is included in other liabilities as of September 30, 2011, and has recorded the acquired deferred revenue at its fair value of $1.6 million. The Company assumed net liabilities of £1.6 million (approximately $2.6 million) in this transaction.

The Company is in the process of finalizing the third party valuations of the intangible assets and contingent consideration values; thus, the preliminary measurements of intangible assets, goodwill, contingent consideration, and deferred income tax are subject to change as we finalize the purchase accounting for this transaction. The results of operations of RDI have been included in the Company’s consolidated results of operations since the date of acquisition.

12. Regulatory Supervision and Oversight

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

Political and budgetary concerns significantly affect the Title IV Programs. Congress reauthorizes the HEA and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in August 2008. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of September 30, 2011, programs in which the Company’s learners participate are operative and sufficiently funded.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report.

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (SEC), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to, statements regarding: proposed new programs; regulatory developments; projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in future tense, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

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

Executive Overview

We are an online postsecondary education services company. Our wholly owned subsidiaries and joint venture include the following:

•	Capella University (the University), a wholly owned subsidiary, is a regionally accredited university offering a variety of undergraduate and graduate degree programs primarily for working adults.

•

Resource Development International Limited. (RDI), a wholly owned subsidiary, is an independent provider of United Kingdom (UK) university distance learning qualifications and markets, develops and delivers these programs worldwide via its offices and partners across Asia, North America, Africa and Europe.

•	Sophia Learning, LLC (Sophia), a joint venture in which we are the majority owner, is a social teaching and learning platform that integrates education with technology.

We believe we have the right operating strategies in place to continually differentiate ourselves in our markets and drive growth by supporting learner success, producing affordable degrees, expanding our brand, serving a broader set of our learner’s professional needs and establishing new growth platforms. Technology and the talent of our faculty and employees enable these strategies. We believe these strategies and enablers will allow us to continue to deliver high quality, affordable education, resulting in continued growth over the long-term. We will continue to invest in these enablers to strengthen the foundation and future of our business.

Key Trends, Developments and Challenges

The following developments and trends present opportunities, challenges and risks toward achieving our goal of providing attractive returns to our shareholders:

•

Introduction of new programs and specializations. In 2010, we launched eight new degree programs and fifteen new specializations. In the first nine months of 2011, we introduced three new degree programs and nine new specializations across our markets, and expect to continue to introduce additional degree programs and specializations in the future, as we believe this will further position Capella for long-term success. Certain types of new programs or specializations may require the Department of Education (DOE or Department) notification and/or approval, which could have an impact on the anticipated timeframe to launch new offerings.

We invest in program and specialization development, as well as support infrastructure and marketing and selling when introducing new programs and specializations. Associated revenues depend upon enrollment, and in many cases are lower during the period of new program and specialization introduction. During the period of new program and specialization introduction, the rate of growth of revenues and operating income has been, and in the future may be, adversely affected in part due to these factors. As our newer programs and specializations develop, we anticipate increases in enrollment, more cost-effective delivery of instructional and support services and more efficient marketing and promotional processes.

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

•

RDI Acquisition. In July 2011, we acquired RDI to access the fast-growing international higher education market. RDI has a significant presence in the UK and certain Commonwealth countries. Although we believe the acquisition will have a positive impact on our revenue growth, there are certain factors that may result in lower revenue growth, including regulation changes in the UK Border Agency’s acceptance of visas or changes in RDI’s university partner relationships. Currently, RDI partners with several universities to validate degrees since RDI does not have its own Taught Degree Awarding Powers.

For the fourth quarter of 2011 and in 2012, we expect the financial results of RDI to be dilutive to our earnings, in part related to the effects of purchase accounting on deferred revenues, amortization of intangibles and integration expenses.

•

Competition for high-quality inquiries. As the industry has evolved to address regulatory concerns, competition for high-quality inquiries has increased across all degree levels. The increased competition has resulted in higher costs to acquire high-quality inquiries, especially through aggregator channels. In addition, conversion rates are under pressure due to lower consumer demand and increased competition for high-quality inquiries. We are responding to the higher competition by reinforcing our commitment to quality inquiries within our targeted professional markets through a more strategic shift towards brand-focused marketing.

However, even with the positive changes we have made to date, we continue to see increased pricing on quality inquiries and a reduction in the number of quality inquiries. Therefore, we anticipate a greater need for marketing tests, increased brand spending, such as traditional media including television advertising, and selectively applying tools such as scholarships, in our marketing efforts. Building our brand awareness may put considerable pressure on marketing expenses in the near term, however we believe this should produce long-term efficiencies for our channel strategy. We expect the increased competition for high-quality inquiries to continue to adversely impact our new enrollment and marketing spend, and therefore also impact active enrollments, revenue and operating margins in 2011 and potentially beyond.

•

Current market environment. The market continues to present challenging conditions. We survey prospective learners on a regular basis and continue to see hesitation to take on the financial responsibility of a university education in the current market environment. The decision cycle for prospective learners has almost doubled compared to the first half of 2010. Although the primary trend remains to not act on the desire to pursue a college degree in this economic environment, we remain focused on attracting the right learners and continue to strengthen our current product offerings.

•

Initiative on improving graduation rates through high standards of academic quality and rigor. As we continue to position Capella to drive sustainable growth, we are focused on improving graduation rates while maintaining a high standard of academic quality and rigor. In order to further increase our focus on improving the learner experience and attracting learners who are more likely to persist in our programs, we recently implemented various measures likely to affect our growth and profitability, at least in the near term, including the following:

•	Continuing increased investment in faculty development through the formation of the Center for Teaching and Learning Excellence and innovative tools such as the technology offered through Sophia;

•	Upgrading our learning and data platforms;

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

•	Requiring all bachelors’ learners who enroll in Capella University without transfer credits to complete an academic readiness pre-assessment;

•

Better aligning our enrollment, admissions and other employees to our learners’ success by resetting individual objectives and measures and implementing new compensation structures, including eliminating all enrollment-related factors from compensation for our enrollment counselors and certain other personnel effective January 1, 2011; and,

•

Expanding our actionable analytics capabilities even further to learner and faculty interaction, with the goal to refine the collection of course room activity data, identify activities which have the greatest impact on persistence, and establish data driven best practices and expectations.

We expect some of these initiatives may adversely impact our new and active enrollment and revenue in 2011, and potentially beyond. However, we believe these efforts are in the best interest of our learners and over the long-term will improve graduation rates, which, in turn, will position us for more sustainable long-term growth.

•

New Enrollment Growth. We have historically experienced double-digit new enrollment growth. During the first nine months of 2011, we experienced negative new enrollment growth and expect continued new enrollment pressure. We expect negative new enrollment growth to adversely impact our active enrollments, revenues, financial condition, results of operations and cash flows.

•

Reduction of workforce. In February 2011, we implemented a strategic reduction of workforce by eliminating approximately 120 positions and incurred charges of approximately $1.9 million in the first nine months of 2011 in connection with this reduction in employment. We expect to realize related employee compensation expense reductions and other discretionary spending reductions of approximately $12.0 to $12.5 million annualized.

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

The Department published final regulations on October 29, 2010, including disclosure and reporting provisions related to gainful employment metrics. Most of the October 29, 2010 final rules were effective July 1, 2011.

In addition to the final program integrity rules, current rulemaking by the DOE has amended the return of funds regulations to require an institution to determine the amount of Title IV program funds that a learner “earned” based on when the learner stopped participating in the course instead of when the learner withdrew from the course. The amended regulation went into effect on July 1, 2011, and as anticipated, has adversely impacted our bad debt expense.

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

•

New Program Approval. Effective July 1, 2011, the final regulations require institutions to notify the Department at least 90 days before the start of new educational programs leading to gainful employment in recognized occupations. This notification must include information on the need for the program, a wage analysis, an institutional program review and approval process, and a demonstration of accreditation. An institution is not required to obtain formal Department approval if the notification is submitted at least 90 days prior to the first day of class. However, if the Department decides during the course of review that an approval is warranted, a notice will be sent to the institution at least 30 days prior to the first day of class with a request for additional information. The Department issued a Notice of Proposed Rulemaking on the subject of New Program Approval on September 26, 2011. Significant proposed changes include: Institutions must notify the Department of a new program only if the program is a) a program substantially similar to a program that is failing to meet both gainful employment debt metrics; b) a program that is outside the scope of the institution’s accreditation; or c) the Secretary notifies the institution that it must apply for approval. Capella believes that the proposed rules would significantly reduce our reporting burden and are better aligned with the intent and scope of gainful employment.

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

•

After two failures within three years, the institution must provide a warning to prospective and enrolled students in the failing program stating: the plan it intends to take in response, the risks associated with enrolling or continuing in the program, that the student should “expect to have difficulty repaying” the loans, and if the school chooses to discontinue the program at this stage, the timeline for doing so.

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

•

US Congressional Hearings. The Health, Education, Labor and Pensions Committee of the U. S. Senate (HELP Committee) has held a series of hearings, initially in June 2010 and most recently on June 7, 2011, focused on the proprietary education sector and student loan debt. We believe that future hearings on the for-profit sector may be held. In addition, other Congressional hearings have been or are expected to be held regarding various aspects of the education industry that may affect our business, including hearings before the House Education and Workforce Committee and the Senate Homeland Security and Governmental Affairs’ Subcommittee on Federal Financial Management, Government Information, Federal Services and International Security. We have been and intend to continue being responsive to the requests of the HELP Committee. Any action by Congress that significantly reduces Title IV program funding or the eligibility of Capella University or our learners to participate in Title IV programs would have a material adverse effect on our financial condition, results of operations and cash flows.

•

Recently Enacted Laws. The Budget Control Act of 2011 was signed into law on August 2, 2011. The law contains provisions that eliminate the subsidized Stafford loan program for graduate learners effective July 1, 2012. In the subsidized Stafford loan program, the federal government pays the interest that accrues while the learner is in school. The learner is then responsible for the interest that accrues after they leave the institution. Graduate learners can still obtain federal financial aid through the unsubsidized Stafford loan program. In the unsubsidized Stafford loan program, the learner can choose to either pay the interest that accrues while they are in school or defer payments on the interest until they leave the institution – both accrue at 6.8%. Graduate learners can still participate in the subsidized Stafford loan program until July 1, 2012. The impact to Capella will manifest in slightly larger debt loads and monthly debt payments for our exiting students.

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

Recent Events

The following events occurred in the third quarter of 2011:

•

On July 15, 2011, we purchased 100% of the share capital of RDI. The transaction, which was financed with cash on hand, is expected to be dilutive in 2011 and 2012. Refer to Note 11, Acquisition of RDI, for additional discussion.

•

Effective August 29, 2011, we entered into an amendment of its current lease with Minneapolis 225 Holdings, LLC pursuant to which we renewed and extended our existing lease for premises at 225 South Sixth Street in Minneapolis, Minnesota through 2018. Refer to Note 7, Commitments and Contingencies, for additional discussion.

•

On September 30, 2011, we entered into a revolving credit agreement, providing $100.0 million of borrowing capacity, with an increase option of an additional $50.0 million. The agreement has a term of five years ending September 30, 2016. Refer to Note 7, Commitments and Contingencies, for additional discussion.

Critical Accounting Policies and Use of Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. During the nine months ended September 30, 2011, we added the following critical accounting policy.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the fair value assigned to the underlying assets acquired and assumed liabilities. At the time of an acquisition, the Company allocates the goodwill and related assets and liabilities to its respective reporting unit. The Company identifies its reporting unit by assessing whether the components of its operating segment constitutes businesses for which discrete financial information is available and management regularly reviews the operating results of those components. The Company assesses goodwill at least annually for impairment or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount.

The Company tests for goodwill impairment at the reporting unit level by applying a two-step test. In the first step, the Company compares the fair value of the reporting unit to the carrying value of its net assets. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and no further testing is required. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, the Company performs a second step to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. An impairment loss is recognized to the extent the implied fair value of the goodwill is less than the carrying amount of the goodwill.

Finite-lived intangible assets that are acquired in business combinations are recorded at fair market value on their acquisition date and are amortized on a straight-line basis to reflect the economic useful life of the asset. We do not currently have any infinite-lived intangible assets.

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the three months ended September 30, 2011:

	Three Months Ended September 30,
	$ (in thousands, unaudited)		$ Change	% Change	% of Revenue
	2011	2010	2011 vs. 2010		2011	2010	2011 vs. 2010
Revenues	$102,306	$105,010	$(2,704)	(2.6)%	100.0%	100.0%	0.0%
Costs and expenses:
Instructional costs and services	42,523	43,035	(512)	(1.2)	41.6	41.0	0.6
Marketing and promotional	33,673	29,584	4,089	13.8	32.9	28.2	4.7
General and administrative	11,253	11,384	(131)	(1.2)	11.0	10.8	0.2

Total costs and expenses	87,449	84,003	3,446	4.1	85.5	80.0	5.5

Operating income	14,857	21,007	(6,150)	(29.3)	14.5	20.0	(5.5)
Other income, net	477	504	(27)	(5.4)	0.5	0.5	0.0

Income before income taxes	15,334	21,511	(6,177)	(28.7)	15.0	20.5	(5.5)
Income tax expense	5,549	8,033	(2,484)	(30.9)	5.4	7.6	(2.2)

Effective tax rate	36.2%	37.3%
Net income	9,785	13,478	(3,693)	(27.4)	9.6	12.9	(3.3)
Net loss attributable to noncontrolling interest	149	0	149	100.0	0.1	0.0	0.1

Net income attributable to Capella Education Company	$9,934	$13,478	$(3,544)	(26.3)%	9.7%	12.9%	(3.2)%

Revenues. The decrease in revenues compared to the same quarter in prior year is primarily driven by 5.3 percentage points related to decreased enrollments at September 30, 2011 compared to the same period in 2010. The decrease in enrollments is slightly offset by 1.9 percentage points from the impact of price increases and a 0.8 percentage point increase related to a larger proportion of doctoral learners who generate more revenue per learner than our master’s or bachelor’s learners. Tuition increases in 2011 generally ranged from zero to seven percent and were implemented in July 2011.

Instructional costs and services expenses. Instructional costs and services expenses decreased compared to the same quarter in the prior year primarily as a result of a decreased cost per learner this quarter, driven by efficiencies gained in the course room. This decrease was slightly offset by an increase in depreciation and amortization expense due to increased capital investments in late 2010 and 2011, as compared to 2009 and 2010, related to the learner experience and academic quality.

Instructional costs and services as a percentage of revenue increased compared to the same quarter in the prior year primarily due to an increase in depreciation and amortization expense due to increased capital investments in late 2010 and 2011, as compared to 2009 and 2010, related to the learner experience and academic quality. This increase was partially offset by a decrease in cost per learner driven by efficiencies gained in the course room.

Marketing and promotional expenses. Marketing and promotional expenses, and marketing and promotional expenses as a percent of revenues, increased compared to the same quarter in the prior year primarily as a result of increased core marketing efforts and brand advertising, which focused on improving conversion rates and new enrollment growth, and an increase in the cost per inquiry. This increase is slightly offset by a reduction in engagement and enrollment services workforce due to lower inquiries and new enrollment volume.

General and administrative expenses. General and administrative expenses decreased compared to the same quarter in the prior year primarily due to greater investments in market research in third quarter 2010 compared to third quarter 2011, and a decrease in estimated bonus expense. This decrease was slightly offset by higher depreciation and amortization expense related to increased capital investments and increased bad debt expense due to the new Title IV program rules.

General and administrative expenses as a percentage of revenue increased compared to the same quarter in the prior year primarily due to greater investments in market research in third quarter 2010 compared to third quarter 2011, and a decrease in estimated bonus expense. This decrease was slightly offset by higher depreciation and amortization expense related to increased capital investments and increased bad debt expense due to the new Title IV program rules.

Other income, net. Other income, net decreased compared to the same quarter in the prior year primarily due to reduced interest income levels as a result of lower average cash, cash equivalents and marketable securities balances.

Income tax expense. The main driver of the decrease in our effective tax rate is a decrease in our state effective rate due to apportionment changes in key states.

Net income. Net income decreased due to the factors discussed above.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the nine months ended September 30, 2011:

	Nine Months Ended September 30,
	$ (in thousands, unaudited)		$ Change	% Change	% of Revenue
	2011	2010	2011 vs. 2010		2011	2010	2011 vs. 2010
Revenues	$320,061	$311,400	$8,661	2.8%	100.0%	100.0%	0.0%
Costs and expenses:
Instructional costs and services	127,528	122,196	5,332	4.4	39.8	39.3	0.5
Marketing and promotional	99,812	88,139	11,673	13.2	31.2	28.3	2.9
General and administrative	29,631	34,361	(4,730)	(13.8)	9.3	11.0	(1.7)
Reduction of workforce	1,862	0	1,862	100.0	0.6	0.0	0.6

Total costs and expenses	258,833	244,696	14,137	5.8	80.9	78.6	2.3

Operating income	61,228	66,704	(5,476)	(8.2)	19.1	21.4	(2.3)
Other income, net	1,474	1,530	(56)	(3.7)	0.5	0.5	0.0

Income before income taxes	62,702	68,234	(5,532)	(8.1)	19.6	21.9	(2.3)
Income tax expense	23,037	25,020	(1,983)	(7.9)	7.2	8.0	(0.8)

Effective tax rate	36.7%	36.7%
Net income	39,665	43,214	(3,549)	(8.2)	12.4	13.9	(1.5)
Net loss attributable to noncontrolling interest	394	0	394		0.1	0.0	0.1

Net income attributable to Capella Education Company	$40,059	$43,214	$(3,155)	(7.3)%	12.5%	13.9%	(1.4)%

Revenues. The increase in revenues compared to the same period in prior year is primarily driven by 2.0 percentage points from the impact of price increases, a 0.6 percent increase in enrollments, and a 0.2 percentage point increase related to a larger proportion of doctoral learns who generate more revenue per learner than our master’s or bachelor’s learners. Tuition increases in 2011 generally ranged from zero to seven percent and were implemented in July 2011.

Instructional costs and services expenses. Instructional costs and services expenses increased compared to the same period in the prior year primarily due to an increase in depreciation and amortization expense as a result of increased capital investments in 2010 and 2011, as compared to 2009 and 2010, related to the learner experience and academic quality, and continued investment in curriculum and course room development. These increases were slightly offset by a decrease in estimated bonus expense.

Instructional costs and services expenses as a percentage of revenue increased compared to the same period in the prior year primarily due to an increase in depreciation and amortization expense as a result of increased capital investments in 2010 and 2011, as compared to 2009 and 2010, related to the learner experience and academic quality. These increases were slightly offset by a decrease in cost per learner driven by efficiencies gained in the course room.

Marketing and promotional expenses. Marketing and promotional expenses, and marketing and promotional expenses as a percent of revenues, increased compared to the same period in the prior year primarily as a result of increased core marketing efforts and brand advertising, which focused on improving conversion rates and new enrollment growth, and an increase in the cost per inquiry. This increase is offset by a reduction in engagement and enrollment services workforce due to lower inquiries and new enrollment volume.

General and administrative expenses. General and administrative expenses, and general and administrative expenses as a percentage of revenue, decreased compared to the same period in the prior year due to greater investments in market research in 2010 compared to 2011, and a decrease in estimated bonus expense.

Reduction of workforce expenses. In February 2011, we implemented a strategic reduction of workforce by eliminating approximately 120 positions and incurred charges of approximately $1.9 million in the nine months ended September 30, 2011. As of September 30, 2011, there was no remaining liability related to the reduction of workforce. We expect to realize related employee compensation expense reductions and other discretionary spending reductions of approximately $12.0 to $12.5 million annualized.

Other income, net. Other income, net decreased compared to the same period in the prior year primarily due to reduced interest income levels as a result of lower average cash, cash equivalents and marketable securities balances.

Income tax expense. Our effective tax rate remained flat compared to the same period in the prior year.

Net income. Net income decreased due to the factors discussed above.

Liquidity and Capital Resources

Liquidity

We financed our operations and capital expenditures during the nine months ended September 30, 2011 and 2010 through cash provided by operating activities. Our cash, cash equivalents and marketable securities were $138.5 million and $193.2 million at September 30, 2011 and December 31, 2010, respectively. Our cash, cash equivalents and marketable securities decreased primarily due to an increase in share repurchase activity during the nine months ended September 30, 2011.

On September 30, 2011, we entered into an unsecured revolving credit agreement (the Credit Agreement) with Bank of America, N.A., and certain other lenders. The Credit Agreement provides $100.0 million of borrowing capacity, with an increase option of an additional $50.0 million. The Credit Agreement has a term of five years ending September 30, 2016. As of September 30, 2011, there were no borrowings under the credit facility and we were in compliance with all debt covenants.

Our previous $10.0 million line of credit facility with Wells Fargo Bank, set to expire July 31, 2012, was terminated upon entering into the Credit Agreement. The $1.6 million letter of credit issued under the previous line of credit was cancelled and released by the Department of Education on July 20, 2011. There were no borrowings under the Wells Fargo Bank credit facility as of and for the nine months ended September 30, 2011, and as of and for the year ended December 31, 2010.

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

On July 15, 2011, the Company acquired 100% of the share capital of RDI for £7.9 million (approximately $12.6 million), net of cash acquired. In connection with the agreement, we will make an additional payment of £4.0 million (approximately $6.4 million) if RDI is granted Taught Degree Awarding Power (TDAP).

Based on our current level of operations and anticipated growth, we believe our cash provided by operations and other sources of liquidity, including cash, cash equivalents and marketable securities, will provide adequate funds for ongoing operations and planned capital expenditures for the foreseeable future. We can further supplement our liquidity position with the $100.0 million credit facility entered into on September 30, 2011 to fund our operations or to fund strategic investments, if needed.

Operating Activities

Net cash provided by operating activities was $55.7 million and $52.8 million for the nine months ended September 30, 2011 and 2010, respectively. The increase from 2010 to 2011 was primarily due to an increase in depreciation and amortization as a result of increased capital investments in 2010 and 2011, as compared to 2009 and 2010, related to improving the learner experience and academic quality; and a decrease in excess tax benefits from stock-based compensation as a result of fewer exercises of stock-based compensation and higher stock prices in 2010 compared to 2011.

The increase in net cash provided by operating activities is slightly offset by a decrease in accounts payable and accrued liabilities primarily due to a decrease in accrued bonus expense, and timing of payroll payments and vendor invoices.

Investing Activities

Our cash used in investing activities is primarily related to the purchase or maturity of investments in marketable securities, investments in property and equipment, and the acquisition of RDI. Net cash used in investing activities was $5.5 million for the nine months ended September 30, 2011 and $50.0 million for the nine months ended September 30, 2010. Investments in marketable securities consist of purchases and maturities of tax-exempt municipal securities. Net (purchases) and maturities of these securities were $27.2 million during the nine months ended September 30, 2011, and ($30.7) million during the nine months ended September 30, 2010. The net change is attributable to higher purchases of marketable securities in 2010 compared to 2011, and maturities of marketable securities in 2011 that are now held as cash and cash equivalents at September 30, 2011.

We believe the credit quality and liquidity of our investment portfolio as of September 30, 2011 is strong. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply/demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity. But even with this approach, we may incur investment losses as a result of unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Capital expenditures were $20.0 million and $19.2 million for the nine months ended September 30, 2011 and 2010, respectively, and primarily consist of investments related to improving the learner experience and academic quality.

During the nine months ended September 30, 2011, we used $12.6 million in cash as payment for the acquisition of RDI, net of cash acquired.

We lease all of our facilities. We expect to make future payments on existing leases from cash generated from operations.

Financing Activities

Net cash used in financing activities was $75.6 million and $26.1 million for the nine months ended September 30, 2011 and 2010, respectively. In the first nine months of 2011, we repurchased $78.1 million of common stock under our repurchase program compared to $36.5 million in the first nine months of 2010. Due to timing, cash payments made for shares repurchased in the first nine months of 2011 were $77.3 million.

Contractual Obligations

The following table sets forth, as of September 30, 2011, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating leases (a)	$47,540	$8,342	$12,718	$13,241	$13,239

Total contractual obligations	$47,540	$8,342	$12,718	$13,241	$13,239

(a)	Minimum lease commitments for our headquarters, RDI’s office space, miscellaneous office equipment and software license agreements.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at September 30, 2011, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $0.2 million of unrecognized tax benefits have been excluded from the Contractual Obligations table above.

Due to the uncertainty with respect to the timing of future borrowings associated with our credit facility, we are unable to make reasonably reliable estimates of any commitment fees charged on the unused portion of the credit facility. Therefore, the maximum estimated commitment fee of $0.4 million per annum is excluded from the Contractual Obligations table above.

Additionally, as the timing of when RDI may be awarded Taught Degree Awarding Powers (TDAP) is uncertain, the contingent consideration of $5.7 million is excluded from the Contractual Obligations table above. The $5.7 million is included in other liabilities as of September 30, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We have no derivative financial instruments or derivative commodity instruments. We believe the risk related to cash equivalents and marketable securities is limited due to the adherence to our investment policy, which focuses on capital preservation and liquidity. In addition, all investments must have a minimum Standard & Poor’s rating of A minus (or equivalent) by at least one agency at the purchase date. All of our cash equivalents and marketable securities as of September 30, 2011 and December 31, 2010 were rated A minus or higher. In addition, we utilize money managers who conduct initial and ongoing credit analysis on our investment portfolio to monitor and minimize the potential impact of market risk associated with our cash, cash equivalents and marketable securities. Despite the investment risk mitigation strategies we employ, we may incur investment losses as a result of unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. Unusual and unpredictable market developments may also create liquidity challenges for certain assets in our investment portfolio.

Interest Rate Risk

We manage interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At September 30, 2011, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

Foreign Currency Exchange Risk

We use the U.S. dollar as our reporting currency. The functional currencies of our foreign subsidiaries are generally the local currencies. Accordingly, our foreign currency exchange risk is related to the following exposures:

•

Adjustments resulting from the translation of assets and liabilities of the foreign subsidiaries into U.S. dollars using exchange rates in the effect at the balance sheet dates. These translation adjustments are recorded in accumulated other comprehensive income (loss);

•	Earnings volatility translation of income and expense items of the foreign subsidiaries using an average monthly exchange rate for the respective periods, and;

•

Gains and losses resulting from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from foreign currency transactions. These items are recorded in other income, net in the Consolidated Statements of Income.

We have not used derivative contracts to hedge foreign currency exchange rate fluctuations.

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

Based upon that evaluation, our chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of September 30, 2011, in ensuring that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On November 5, 2010, a purported securities class action lawsuit captioned Police Pension Fund of Peoria, Individually, and on Behalf of All Others Similarly Situated v. Capella Education Company, J. Kevin Gilligan and Lois M. Martin, was filed in the U.S. District Court for the District of Minnesota. The complaint names the Company and certain senior executives as defendants, and alleges the Company and the named defendants made false or misleading public statements about our business and prospects during the time period from February 16, 2010 through August 13, 2010 in violation of federal securities laws, and that these statements artificially inflated the trading price of the Company’s common stock to the detriment of shareholders who purchased shares during that time. The plaintiff seeks compensatory damages for the purported class. Since that time, substantially similar complaints making similar allegations against the same defendants for the same purported class period were filed with the federal court. Pursuant to the Private Securities Litigation Reform Act of 1995, on April 13, 2011, the Court appointed Oklahoma Firefighters Pension and Retirement System as lead plaintiff and Abraham, Fruchter and Twersley, LLP, as lead counsel. A consolidated amended complaint, captioned Oklahoma Firefighters Pension and Retirement System, Individually and on Behalf of All Others Similarly Situated, v. Capella Education Company, J. Kevin Gilligan, Lois M. Martin and Amy L. Ronneberg, was filed on June 27, 2011. The Company filed a motion to dismiss the plaintiff’s complaint on September 2, 2011, and a hearing on that motion is currently scheduled for December 21, 2011.

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

There have been no material changes to the risk factors disclosed in the “Risk Factors” section as updated in our Form 10-Q for the quarter ended June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended September 30, 2011, we used $25.2 million to repurchase shares of common stock under our repurchase program.(1) Our remaining authorization for common stock repurchases was $34.8 million at September 30, 2011.

The following presents our share repurchases during the quarter ended September 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
7/1/2011 to 7/31/2011	201,232	$44.75	201,232	$50,981,300
8/1/2011 to 8/31/2011	261,064	34.39	261,064	42,004,611
9/1/2011 to 9/30/2011	231,320	31.19	231,320	34,788,904

Total	693,616	$36.33	693,616	$34,788,904

(1)

The Company’s share repurchase program was announced in March 2008. Our Board of Directors authorizes us to repurchase outstanding shares of common stock, from time to time, depending on market conditions and other considerations. In August 2010 our Board of Directors authorized $60.7 million in value of common stock under our stock repurchase program and an additional increase in February 2011 of $65.0 million in share repurchases, resulting in total authorization for repurchases up to an aggregate amount of $125.7 million in value of common stock. The Company executed a separate authorization under the stock repurchase program in July 2008 for repurchases up to an aggregate amount of $60.0 million in value of common stock, which has been fully utilized. There is no expiration date on the repurchase authorizations and repurchases occur at our discretion.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Number	Description	Method of Filing

2.1	Agreement, dated July 15, 2011, by and among John Holden and Others and Capella Education Company for the sale and purchase of the entire issued share capital of Resource Development International Limited (excluding schedules and exhibits, which we agree to furnish supplementally to the Securities and Exchange Commission upon request).	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2011.

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 11, 2006.

3.2	Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.4 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2006.

4.1	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 19, 2006.

10.1*	Capella Education Company Incentive Bonus Plan.	Filed electronically.

10.2	Fifth Amendment to Lease, dated as of August 29, 2011, by and between the Registrant and Minneapolis 225 Holdings, LLC.	Filed electronically.

10.3	Credit Agreement dated September 30, 2011, among Capella Education Company, identified therein as the Borrower; Bank of America, N.A. as Administrative Agent; Merrill Lynch, Pierce, Fenner & Smith as the lead Arranger; and certain other lenders (the “Credit Agreement”).	Filed electronically.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

EX-101.INS	XBRL Instance Document(1)

EX-101.SCH	XBRL Taxonomy Extension Schema Document(1)

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

*	Management contract or compensatory plan or arrangement.
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
October 25, 2011
J. Kevin Gilligan
Chief Executive Officer
(Principal Executive Officer)

/s/ Steven L. Polacek
October 25, 2011
Steven L. Polacek
Senior Vice President and Chief
Financial Officer (Principal Financial Officer)

/s/ Amy L. Ronneberg
October 25, 2011
Amy L. Ronneberg
Vice President and Corporate Controller
(Principal Accounting Officer)