Form 10-K
period 2011-12-31
CAPELLA EDUCATION CO
filed 2012-02-23
CIK 1104349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $586.5 million.

The total number of shares of common stock outstanding as of February 16, 2012, was 13,705,531.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2011 fiscal year) are incorporated by reference into Part III of this Report.

CAPELLA EDUCATION COMPANY

FORM 10-K

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (the “SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to, statements regarding: proposed new programs; regulatory developments; future changes in government policy; projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “seeks” and similar expressions, as well as statements in future tense, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Item 1A—Risk Factors,” below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed in fiscal 2012.

Item 1.	Business

Overview

Capella Education Company (the Company) is an online postsecondary education services company. Our wholly-owned subsidiaries and majority-owned joint venture include the following:

•

Capella University (the University) offers a variety of doctoral, master’s and bachelor’s programs in the following markets: public service leadership, behavioral health and human services, business management and technology, and education. We focus on masters and doctoral degrees, with approximately 76% of our learners enrolled in a master’s or doctoral degree program. Our academic offerings combine competency-based curricula with the convenience and flexibility of an online learning format. We design our offerings to help working adult learners develop specific competencies they can employ in their workplace. We actively support and engage with our learners throughout their programs to enhance their prospects for successful program completion. We believe the relevance and convenience of our programs provide a quality educational experience for our learners. At December 31, 2011, we offered over 1,450 online courses and 43 academic programs with 140 specializations to over 37,000 learners.

•

Resource Development International (RDI) is an independent provider of United Kingdom (UK) university distance learning qualifications that markets, develops, and delivers these programs worldwide via its offices and partners across Asia, North America, Africa and Europe. RDI’s online distance learning offerings span from degree-entry programs to doctoral level programs and are offered in a variety of disciplines, including business, management, psychology, law, and computing. The acquisition of RDI enhances the Company’s market leadership through access to the fast-growing international higher education market, with a presence in the UK and Commonwealth countries.

•

Sophia Learning, LLC (Sophia) is a joint venture formed in 2010 in which we are the majority owner. Sophia provides a social teaching and learning platform that integrates education with technology. Sophia offers learning packets, which are small collections of academic content focused around delivering a specific subject by individual contributors. These learning packets will enable educators to supplement their teaching methods with interactive tools.

Our History

We were founded in 1991 as a Minnesota corporation. In 1993, we established our wholly-owned university subsidiary, then named The Graduate School of America, to offer doctoral and master’s degrees through distance learning programs in management, education, human services and interdisciplinary studies. In 1995, we launched our online format for delivery of our doctoral and master’s degree programs over the Internet. Through our early entry into online education, we believe we gained extensive experience in the delivery of effective online programs. In 1997, our university subsidiary received accreditation from the North Central Association of Colleges and Schools (later renamed The Higher Learning Commission of the North Central Association of Colleges and Schools). In 1998, we began the expansion of our original portfolio of academic programs by introducing doctoral and master’s degrees in psychology and a master of business administration degree. In 1999, to expand the reach of our brand in anticipation of moving into the bachelor’s degree market, we changed our name to Capella Education Company and the name of our university to Capella University. In 2000, we introduced our bachelor’s degree completion program in information technology, which provided instruction for the last two years of a four-year bachelor’s degree. In 2004, we expanded our addressable market through the introduction of our four-year bachelor’s degree programs in business and information technology. In November 2006, we completed an initial public offering of our common stock and in May 2007, we completed a follow-on offering of our common stock.

Over the past several years, we have introduced numerous new programs and specializations across all our markets, including the launch of doctoral, master’s and bachelor’s level programs within our public service leadership market. In 2010, we formed a joint venture with Sophia, an online social teaching and learning platform, in which we are the majority owner; and in 2011, we acquired RDI, an independent provider of distance learning.

Industry

The U.S. market for postsecondary education is a large, growing market. According to a 2011 publication by the National Center for Education Statistics (NCES), the number of postsecondary learners enrolled as of the fall of 2008 was 19.l million and is expected to grow to 22.4 million by 2019. We believe the forecasted growth in postsecondary enrollment is a result of a number of factors including the significant and measurable personal income premium that is attributable to postsecondary education, and an increase in demand by employers for professional and skilled workers partially offset in the near term by current economic conditions.

According to the U.S. Census Bureau’s 2006-2010 American Community Survey estimates, 64.5% of adults (persons 25 years of age or older) do not possess a postsecondary degree. Of the 19.1 million postsecondary learners enrolled as of the Fall of 2008, the NCES estimated that 7.4 million were adults, representing approximately 39% of total enrollment. We expect adults will continue to represent a large, growing segment of the postsecondary education market as they seek additional education to secure better jobs, or to remain competitive or advance in their current careers.

In November 2011, Eduventures, Inc., an education consulting and research firm, published a report projecting continued growth in online degrees through 2020. Online undergraduate degree programs are expected to grow 114% (8% of degrees are online as of 2010 and are expected to grow to 14% in 2020), graduate degree programs are expected to grow 79% (30% of degrees are online in 2010 and are expected to grow to 41% in 2020), and doctoral programs are expected to grow 74% (15% of degrees are online in 2010 and are expected to grow to 22% in 2020). We believe the growth in demand for fully-online education will be attributable to the flexibility and convenience of this instructional format, enhanced online offerings/execution, innovation and the growing recognition of its educational efficacy.

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

Exclusive Focus on Online Education. In contrast to institutions converting traditional, classroom-based educational offerings to an online format, our academic programs have been designed solely for online delivery. Our curriculum design offers flexibility while promoting a high level of interaction with other learners and faculty members. Our faculty is specifically trained to deliver online education, and our learner support infrastructure was developed to track learner progress and performance to meet the needs of online learners. As a result of our exclusive focus on online education, we believe we have developed educational programs that meet the needs of our learners in a convenient and effective manner.

Academic Programs and Specializations Designed for Working Adults. At December 31, 2011, we offered 43 academic programs with 140 specializations, each designed to appeal to and meet the educational objectives of working adults in specific professional markets. The diversity of our program portfolio allows us to target relevant portions of the adult learner population and provide offerings in several of the highest demand areas of study, such as behavioral health and human services, business, information technology, education and public service leadership. Our specializations are designed to attract learners by providing depth within a program that is typically unavailable in an unspecialized program and by addressing specific competencies that learners can apply in their current workplace.

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

Experienced Management Team with Significant Business, Academic and Marketing Expertise. Our management team possesses extensive experience in business and marketing management as well as public company experience, in many cases with organizations of much larger scale and operational diversity than our organization. Our management team is led by J. Kevin Gilligan, our Chairman and Chief Executive Officer, who has over 20 years of executive experience and service on public company boards. Steven Polacek, our Chief Financial Officer, has held senior financial management positions for over 20 years, including serving as a public accounting firm audit partner for 12 years. We integrate our management through cross-functional teams to ensure that business objectives are met while continuing to deliver academic quality.

Our Operating Strategy

Our faculty and staff are focused on helping our learners succeed. To that end, we intend to pursue the following operating strategies:

•	Focus on learner success by improving retention rates while maintaining high standards of academic quality and rigor,

•	Maintain our ability to offer affordable degrees,

•	Expand our efforts to build the Capella brand,

•	Serve a broader set of our learners’ professional needs, and

•	Establish new growth platforms.

We will focus on the following operational priorities to deliver these strategies:

Superior Teaching and Learning Outcomes. We will continue to refine and implement best practices for teaching and learning models and focus on learner success by improving completion rates. Our goal is to further strengthen our position as a recognized leader in high quality, online learning.

We are committed to delivering superior academic and career outcomes to our learners. We seek to develop a deep understanding of the professions we serve and the competencies required of skilled professionals in these fields. This commitment guides the development of our curricula, the recruitment of our faculty and staff, and the design of our support services. We continue to advance tools that provide learners, faculty and staff with timely information to improve learning outcomes. We use the results of internal assessments to develop an understanding of the specific needs and readiness of each individual learner at the start of a program. Through the use of competency-based curricula and transparent measurement of course and program outcomes, we seek to provide our learners with tangible outcomes, including a portfolio of professional competencies, and support for career advancement as well as the degree itself.

Exceptional Learner Experience. Capella serves a unique learner. Our learners tend to be professionals with an average age of 40, pursuing graduate degrees to fulfill a life purpose and advance their careers. Our programs surround these learners with a supportive environment to help them focus on academic success. This includes the improvement of the on-boarding experience for new learners, making learners’ administrative interactions with Capella less complex, and continuing to improve the quality and frequency of interaction between our learners and our faculty.

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

Brand Differentiation and Leadership. We continue to focus on building the Capella brand. We have established strong differentiation as a high quality, online university for working adults in targeted professions. We continue to expand on this differentiation through a variety of initiatives, including the pursuit of specialized accreditations, state approval of programs leading to professional licensure, brand alliances, and targeted brand advertising. To optimize our investments, we regularly perform market tests, analyze the results and refine our approach based on the findings. We will continue to leverage our data rich environment and analytical capabilities to drive greater marketing efficiencies, higher quality inquiries and improved conversion rates.

We believe that expanding our efforts to build the Capella brand will give us greater strategic control over our new enrollment growth and strengthen engagement with our learners and alumni.

Successful New Market and Product Development. We also seek to drive growth through a multifaceted strategy of enhancing existing program offerings, developing new programs and specializations within our four current target markets, pursuing early stage new business development opportunities and exploring strategic partnerships to develop new growth platforms. We have established market and product teams to strengthen our vertical focus as we seek to enhance our existing program offerings by pursuing improvements in course design and technology and obtaining specialized accreditation, additional state approval of programs leading to professional licensure and select endorsements. Within our current target markets, we seek to expand our program and specialization offerings, while also targeting additional professions. We explore opportunities in new markets and capabilities that leverage our existing expertise, brand reputation and educational capabilities as well as have strong demand potential and growth characteristics. Finally, by pursuing new business development and exploring strategic partnerships, we can gain access to new markets, new technologies and new learning and business models, which are essential ingredients for long-term growth.

These four priorities are enabled by technology and the talent of our faculty and employees. We will continue to make investments in our technology infrastructure in and outside of the courseroom, and in talent development to continue to strengthen the foundation of our business.

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

Our Approach to Academic Quality

Some of the critical elements of our university that we believe promote a high level of academic quality include:

•

Curricula. We design the curricula for our programs around professional competencies desired for high performance in each field and at the appropriate degree level. The particular competencies are identified and validated through a variety of external sources and reviews. There are specific learning outcomes for each course as well as for the overall program, and we assess the learner’s achievement of the expected learning outcomes during his or her period of enrollment.

•

Faculty. We select our faculty based on their academic credentials as well as their teaching and practitioner experience. Our faculty members tend to be practitioners as well as scholars, and they bring relevant, practical experience from their professional careers into the courses they teach. As of December 31, 2011, approximately 85% of our faculty members have a doctoral degree. We invest in the professional development of our faculty members through required training in online teaching techniques as well as events and discussions designed to foster sharing of best practices and a commitment to academic quality. We also communicate clear expectations regarding the quality of faculty/learner interactions and monitor achievement of those expectations.

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

Low learner to faculty ratio. Our courses average just over 20 learners, providing each learner the opportunity to interact directly with our faculty and to receive individualized feedback and attention. We believe this adds to the academic quality of our programs by ensuring that each learner is encouraged to participate actively, thus enabling the instructor to better evaluate the learner’s understanding of course material.

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

Residential colloquia experience. Our residential colloquia allow doctoral and certain master’s learners to engage in face-to-face interaction with other learners and faculty, which provides for a rich learning experience with relevant content. In addition, we offer residential colloquia for our psychology and counseling learners as a key part of their required learning experience.

Curricula

Our program offerings cover four markets: public service leadership, behavioral health and human services, business management and technology, and education. At December 31, 2011, we offered 43 academic programs with 140 specializations within these markets:

Public Service Leadership	Social and Behavioral Sciences

Doctor of Public Administration

•     General Public Administration

Doctor of Philosophy in Human Services

•     Multidisciplinary Human Services

•     Health Care Administration

•     Nonprofit Management and Leadership

•     Social and Community Services

Doctor of Philosophy in Public Safety

•     Criminal Justice

•     Emergency Management

•     Public Safety Leadership

Doctor of Health Administration

•     General Health Administration

•     Health Care Leadership

•     Health Policy and Advocacy

Doctor of Nursing Practice

Doctor of Public Health

•     Epidemiology

•     Health Advocacy and Leadership

Master of Public Administration

•     General Public Administration

Master of Health Administration

•     General Health Administration

•     Health Care Operations

•     Health Policy

Master of Nonprofit Management and Leadership

Master of Business Administration

•     Health Care Management

Master of Science in Homeland Security

Master of Science in Human Services

•     Gerontology

•     Multidisciplinary Human Services

•     Social and Community Services

Master of Science in Nursing

•     Nurse Educator

•     Nurse Educator Bridge

•     Diabetes Nursing

•     Gerontology Nursing

•     Nursing Leadership and Administration

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

Bachelor of Science in Nursing

•     RN-to-BSN Completion

Doctor of Philosophy in Counselor Education and Supervision

•     General Counselor Education and Supervision

Doctor of Philosophy in Advanced Studies in Human Behavior

•     General Advanced Studies in Human Behavior

Doctor of Psychology

•     Clinical Psychology

Doctor of Philosophy in Psychology

•     General Psychology

•     Addiction Psychology

•     Industrial/Organizational Psychology

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

•     Finance

•     Marketing

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

•     Information Technology Management

•     Leadership

•     Project Management

Doctor of Philosophy in Information Technology

•     General Information Technology

•     Information Assurance and Security

•     Information Technology Education

•     Project Management

Master of Science in Education

•     Training and Performance Improvement

Business, Management & Technology (continued)

Master of Science in Human Resource Management

•     General Human Resource Management

Master of Science in Leadership

•     General Leadership

Master of Science in Psychology

•     Industrial/Organizational Psychology

•     Leadership Coaching Psychology

Master of Business Administration

•     Accounting

•     Finance

•     Business Intelligence

•     Entrepreneurship

•     General Business Administration

•     Global Operations and Supply Chain Management

•     Human Resource Management

•     Information Technology Management

•     Project Management

•     Marketing

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

•     Reading and Literacy Bridge

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

To meet course requirements, learners typically need to access the online courseroom multiple times each week. However, the courses are developed to be taken asynchronously, so learners can attend each course as it fits their weekly schedule. Learners are required to respond to questions posed by the instructor, as well as comments made by other learners. This provides for an interactive experience in which each learner is both encouraged and required to be actively engaged. Faculty is also required to have substantive engagement in each course each week. Additional learning experiences may include team projects and/or research papers. Our online format provides a digital record of learner interactions for the course instructor to assess learners’ levels of engagement and demonstration of required competencies. The course design also includes assessment of learning outcomes.

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

Faculty & Other Employees

We seek to hire faculty who have teaching and/or practitioner experience in their particular discipline and who possess significant and appropriate academic credentials. As of December 31, 2011, approximately 85% of our faculty members have a doctoral degree. We provide significant training to new faculty members, including an online development program focused on the Capella way of effective online teaching, our educational philosophy, teaching expectations and our online platform, prior to offering a teaching assignment. In addition, we provide professional development and training for all faculty members on an ongoing basis. To evaluate the performance of our faculty members, we regularly monitor courseroom activity and assess both learner satisfaction with the courseroom experience and learner performance against course outcomes.

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

On January 4, 2010, we transitioned our independent contractor adjunct faculty to become Capella employees either as core faculty or part-time faculty. We believe this closer relationship with our entire faculty has strengthened our relationship with our learners, and will improve learner success and support our strategic goals in continuing to create a highly valuable learning experience focused on tangible learning outcomes.

We also employ non-faculty staff in university services, academic advising and academic support, enrollment services, university administration, financial aid, information technology, human resources, finance and other administrative functions. As of December 31, 2011, we employed 2,883 faculty and non-faculty staff. None of our employees is a party to any collective bargaining or similar agreement with us.

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

Administrative services. We provide learners with the ability to access a variety of administrative services both telephonically and via the Internet. For example, learners can register for classes, apply for financial aid, pay their tuition and access their billing statements and transcripts online. In addition, our financial aid counselors provide personalized online and telephonic support to our learners. We believe this online accessibility provides the convenience and self-service capabilities that our learners value.

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

Learners enrolling in our bachelor’s programs must have a high school diploma or a GED and demonstrate competence in writing and logical reasoning during the first course of their program of study. Additionally, applicants to our undergraduate programs who do not have transferable credits from an accredited higher education institution are required to pass assessments in writing and reading prior to acceptance into the program. Learners enrolling in our graduate programs must have the requisite academic degree from an accredited institution and a specified minimum grade point average. In addition to our standard admission requirements, we require applicants to some of our programs to provide additional application material and information, and/or interview with, and be approved by faculty.

Marketing

We engage in a range of marketing activities to build the Capella brand, differentiate us from other educational providers, increase awareness and consideration with prospective learners, generate inquiries for enrollment, remind and motivate current learners to re-register each quarter, and stimulate referrals from current learners and graduates. These marketing activities include Internet, television, print, radio, email, social media and direct mail advertising campaigns. Other marketing activities include supportive outreach to current learners, participation in seminars and trade shows, and development of key marketing relationships with corporate, healthcare, armed forces, government, and educational organizations. Online advertising (targeted, direct, search and through aggregators) currently generates our largest volume of inquiries from prospective learners.

Enrollment

As of the last day of classes in the quarter ended December 31, 2011, our enrollment was 37,704 learners. Of the learners that responded to our demographic survey, approximately 74% were female and approximately 54% were people of color. Our learner population is geographically distributed throughout the United States. Our end of period enrollments as of December 31, 2011 decreased 4.5 percent compared to December 31, 2010 primarily due to a decline in new enrollments throughout 2011.

The following is a summary of our learners as of the last day of the quarter ended December 31, 2011:

	Total Enrollment
	Number of Learners	Percent of Total
Doctoral	11,619	30.8%
Master’s	17,049	45.2%
Bachelor’s	8,489	22.5%
Other	547	1.5%

	37,704	100.0%

Tuition and Fees

Our tuition rates vary by type and length of program and by degree level, such as doctoral, master’s or bachelor’s. For all learners in master’s and bachelor’s programs, tuition is charged on a per course basis. Prices per course ranged from $1,300 to $2,364 for the 2011-2012 academic year (the academic year that began in July 2011) and from $1,300 to $2,280 for the 2010-2011 academic year (the academic year that began in July 2010). The price of the course varies based upon the number of credit hours, the degree level of the program, and the discipline.

The majority of doctoral programs are priced at a fixed quarterly amount ranging from $4,071 to $4,575 per learner for the 2011-2012 academic year and from $3,990 to $4,485 per learner for the 2010-2011 academic year, regardless of the number of courses in which the learner was registered. For select doctoral programs, tuition is charged on a per course basis. Prices per course ranged from $2,435 to $4,080 for the 2011-2012 academic year (the academic year beginning in July 2011) and from $2,350 to $4,000 for the 2010-2011 academic year (the academic year beginning in July 2010).

“Other” in the enrollment table above refers primarily to certificate-seeking learners. Certificate programs generally consist of four courses, and the price of a course depends on the number of credit hours and the discipline. Prices per course in certificate programs generally ranged from $1,796 to $2,364 for the 2011-2012 academic year and from $1,760 to $2,280 for the 2010-2011 academic year.

Tuition increases have not historically been, and may not be in the future, consistent across our programs and specializations due to market conditions, program differentiation or changes in operating costs that have an impact on price adjustments of individual programs or specializations. Capella University implemented a weighted average tuition increase of 2.4% for the 2011-2012 academic year. Refer to the University’s website, www.capella.edu/schools_programs/degrees.aspx, for tuition costs and credits required by individual degree. These program costs will vary by learner based upon the program and specialization selected, the number of courses taken per quarter and the number of transfer credits earned at other institutions.

We offer scholarships and tuition discounts, under a variety of different programs, to members of the armed forces and in connection with our various corporate, healthcare, federal and educational marketing relationships, for example:

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

For the year ended December 31, 2011, approximately 27% of our learners received a discount in connection with these or various other grant or tuition discount programs.

Technology

Capella University provides learners and faculty members a secure, web-based technology environment through which they can access courses, support resources, self-service tools, and a private social network for academic collaboration and professional growth.

Online courseroom. The University provides the instructional content of each course, along with tools to facilitate course discussions, assessments, grading and submission of assignments, through our online courseroom. We operate the Blackboard Learning System as our courseroom platform. Through this platform, Capella delivers the content and interactions of multiple sections of over 1,450 courses each quarter.

Learner portal. Our iGuide platform acts as a virtual campus to our learners, providing them with a variety of support resources and networking tools to connect with fellow learners and faculty. Learners also use iGuide to access their online courseroom, community discussions, e-books, the library, financial aid, and self-service tools. iGuide is delivered on Liferay Portal, a Java-based Web portal and Content Management System platform.

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

Internal administration. We use Oracle’s PeopleSoft enterprise software package to perform internal administrative and operational functions. Our learner information system manages learner academic data and accounts receivable information, and our document management system stores and sorts learner applications, academic records and marketing data. We also employ PeopleSoft’s customer relationship management software to organize and process prospective learner information.

Service-oriented architecture. Data from each of Capella’s primary technology platforms—the Blackboard Learning System, the Liferay Portal, and the PeopleSoft Enterprise Resource Planning system—is shared through a custom-built service oriented architecture. Capella uses this architecture to build integrated, personalized learning and service applications for learners and faculty, which are then accessed through our portal and Learning Management System.

Infrastructure. Our servers are co-located in a third party hosting facility and at our corporate headquarters. All of our servers are linked and we have redundant data backup. We currently use a combination of Microsoft-based software on HP server equipment and Sun Microsystems servers.

Enterprise data warehouse (EDW) Capella’s Enterprise Data Warehouse is our comprehensive repository of data throughout the learner lifecycle. We began building the EDW in a phased approach beginning with inquiry through enrollment, and subsequently from enrollment to graduation. We continue to expand the EDW to include additional depth of academic data (learning data and engagement data)—including learner and faculty activity in our courseroom, learner demonstration of learning outcomes, accreditation alignments of academic content, and much more.

Information security. Capella maintains an information security ecosystem that includes leadership, tools, processes, and training to ensure information assets are adequately protected. Capella’s information security practices are designed to reduce information security and IT risks, respond to incidents, establish appropriate standards and controls, and establish, implement, and maintain information security policies and procedures. These practices include an education and training program on information security and privacy matters for employees and external stakeholders.

Mobile. Capella provides a suite of applications to support faculty and learners who use mobile devices to engage with the University. Mobile platforms Capella supports include iPhone, iPad, Android, and mobile-optimized web sites. Capella’s mobile solutions focus on enabling student productivity, with features including courseroom interactions, degree planning tools, alerts and notifications, self-service capabilities, e-books, and academic and professional networking.

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

We have trademark or service mark registrations and pending applications in the U.S. and select foreign jurisdictions for the words “CAPELLA,” “CAPELLA EDUCATION COMPANY,” and “CAPELLA UNIVERSITY” and distinctive logos, along with various other trademarks and service marks related to our specific offerings. We also own domain name rights to “www.capellaeducationcompany.com”, “www.capellaeducation.com”, “ www.capella.edu” and “ www.capellauniversity.edu” , as well as other words and phrases important to our business.

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

REGULATORY ENVIRONMENT

Learners attending Capella University finance their education through a combination of individual resources, corporate reimbursement programs and federal financial aid programs. Capella University participates in the federal student financial aid programs authorized under Title IV. For the year ended December 31, 2011, approximately 79% of our revenues (calculated on a cash basis) were derived from Title IV programs. In connection with a learner’s receipt of federal financial aid, we are subject to extensive regulation by the Department of Education, state education agencies and our accrediting agency, The Higher Learning Commission of the North Central Association of Colleges and Schools. In particular, the Title IV programs, and the regulations issued thereunder by the Department of Education, subject us to significant regulatory scrutiny in the form of numerous standards that we must satisfy to participate in the federal student financial aid programs. To participate in Title IV programs, a school must be:

•

authorized to offer its programs of instruction by the applicable state education agencies in the states in which it is physically located (in our case, Minnesota), and where its activities require an approval to operate;

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

Accreditation

Capella University has been institutionally accredited since 1997 by The Higher Learning Commission of the North Central Association of Colleges and Schools, a regional accrediting agency recognized by the Secretary of the Department of Education (DOE or Department). On February 28, 2008, Capella received a letter of reaffirmation from The Higher Learning Commission, effective through 2015. Accreditation is a non-governmental system for recognizing educational institutions and their programs for learner performance, governance, integrity, educational quality, faculty, physical resources, administrative capability and resources, and financial stability. In the United States, this recognition comes primarily through private voluntary associations that accredit institutions and programs of higher education. To be recognized by the Secretary of the Department of Education, accrediting agencies must adopt specific standards for their review of educational institutions. These associations, or accrediting agencies, establish criteria for accreditation, conduct peer-review evaluations of institutions and professional programs for accreditation and publicly designate those institutions that meet their criteria. Accredited schools are subject to periodic review by accrediting agencies to determine whether such schools maintain the performance, integrity and quality required for accreditation.

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

The increasing popularity and use of the Internet and other online services for the delivery of education has led and may lead to the adoption of new laws and regulatory practices and new interpretations of existing laws and regulations in the United States or foreign countries. These new laws, regulations and interpretations may relate to issues such as the requirement that online education institutions be licensed to operate in one or more jurisdictions where they have no physical location or other presence. For instance, in some states, we are required to seek licensure or authorization because our recruiters meet with prospective learners in the state. In other cases, the state higher educational agency has required licensure or authorization because we enroll learners who reside in the state. New laws, regulations or interpretations related to doing business over the Internet could increase our cost of doing business and affect our ability to recruit learners in particular states, which could, in turn, negatively affect enrollments and revenues and have a material adverse effect on our business.

In addition to Minnesota, Capella University is licensed or authorized to operate or to offer degree programs in the following states: Alabama, Arizona, Arkansas, Florida, Georgia, Kansas, Kentucky, Louisiana, Nevada, North Carolina, North Dakota, Ohio, Pennsylvania, South Carolina, Tennessee, Washington, Wisconsin, and Wyoming. We are licensed or authorized to operate in these states because we have determined that our activities in each state constitute a presence requiring licensure or authorization by the state higher educational agency. In some cases, the licensure or authorization is only for specific programs or specific activities. In the majority of these states, Capella University has either determined that separate licensure or authorization for its certificate programs is not necessary, or has obtained such licensure or authorization. Capella’s certificate programs must be, and have been, approved in Arizona, Florida, Ohio and Washington. Because we enroll learners from each of the 50 states, as well as the District of Columbia, and because we may undertake activities in other states that constitute a presence or otherwise subject us to the jurisdiction of the respective state educational agency, we may, from time to time, need to seek licensure or authorization to operate in additional states. Additionally, state regulations in states in which we are not licensed may limit certain of our activities, such as residencies and internships in programs requiring those experiences.

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

State Professional Licensure

Many states have specific requirements that an individual must satisfy in order to be licensed as a professional in a specified field. Learners often seek to obtain professional licensure in their chosen fields following graduation. Their success in obtaining licensure typically depends on several factors, including the individual merits of the graduate, as well as the following, among other factors:

•	whether the institution and the program were approved by the state in which the graduate seeks licensure, or by a professional association;

•	whether the program from which the learner graduated meets all state requirements for professional licensure; and

•	whether the institution and/or the specific program is accredited.

Due to varying requirements for professional licensure in each state, Capella University’s catalog and web site inform learners of the risks associated with obtaining professional licensure and more specifically states that (1) Capella University makes no representation or guarantees that completion of any educational program ensures that the learner will be able to obtain individual professional licensure or certification, and (2) that learners are solely responsible for determining and complying with state, local, or professional licensure and certification requirements.

When we learn that a state has refused to grant licensure to one of our graduates, we take one or more of the following actions. In certain instances, where we believe the state’s refusal to license one of our graduates may be incorrect, we assist graduates by providing clarifying information to the state. If we know that a state will not license one of our graduates because a Capella University program is not accredited by a specific third party or it does not meet other licensing requirements, we use our best efforts to convey that information to prospective learners before they enroll in such program. In instances where states inform us that they will impose restrictions on residencies and internships, we notify existing learners and use our best efforts to communicate the information to prospective learners. In all cases, we semi-annually remind our learners by email that they need to communicate directly with the state in which they intend to seek licensure to fully understand the licensing requirements of that state.

Nature of Federal, State and Private Financial Support for Postsecondary Education

The federal government provides a substantial part of its support for postsecondary education through Title IV programs in the form of grants and loans to learners who can use those funds at any institution that has been certified as eligible by the Department of Education. Aid under Title IV is awarded based on the school’s determined cost of attendance and the student’s expected family contribution, as determined by the Free Application for Federal Student Aid (FAFSA). All recipients of Title IV funds must maintain satisfactory academic progress and must also progress in a timely manner toward completion of their program of study. In addition, we must ensure that Title IV funds are properly accounted for and disbursed in the correct amounts and in a timely manner to eligible learners.

Capella University learners receive loans and grants to fund their education primarily under the following Title IV programs: (1) the Federal Direct Loan Program (FDLP) and (2) the Federal Pell Grant (Pell) program. In 2011, approximately 79% of our revenues (calculated on a cash basis) were derived from tuition financed under Title IV federal financial aid.

1) FDLP. Under the FDLP, the Department of Education, rather than a private lender, makes loans to learners. In 2011, approximately 76% of our revenues (calculated on a cash basis) were derived from the FDLP. Effective July 1, 2010, with the discontinuation of the Federal Family Education Loan Program (FFELP), the vast majority of our learners rely on FDLP loans to fund their programs.

2) Pell. Under the Pell program, the Department of Education awards grants to bachelor’s learners who demonstrate financial need. In 2011, approximately 2% of our revenues (calculated on a cash basis) were derived from the Pell program.

In addition to the FDLP and Pell programs, approximately 1% of our revenues (calculated on a cash basis) were derived from several other financial aid programs or other governmental and private sources in which eligible learners at Capella University may participate. Certain learners are eligible to receive funds from educational assistance programs administered by the U.S. Department of Veterans Affairs through the Minnesota Department of Veterans Affairs. Some Capella University learners finance all or a portion of their own education or receive full or partial tuition reimbursement from their employers. Finally, eligible learners can also access private loans through a number of different lenders for funding at current market interest rates. For the year ended December 31, 2011, less than one percent of our learners utilized private loans, and less than one percent of our revenue was derived from private loans.

Regulation of Federal Student Financial Aid Programs

To be eligible to participate in Title IV programs, an institution must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education. An institution must, among other things, be licensed or authorized to offer its educational programs by the state within which it is physically located (in our case, Minnesota), and where its activities require an approval to operate, and maintain institutional accreditation by a recognized accrediting agency. Capella University’s current certification to participate in Title IV programs expired December 31, 2008. However, in September 2008, Capella University timely submitted its Title IV program participation recertification application to the Department of Education, and we have been collaborating with the Department of Education regarding this recertification application. Our eligibility continues (on a provisional status basis) until the Department of Education issues its decision on the application. We have been advised by the Department of Education that we will not receive our renewal until after the Office of Inspector General (OIG) audit is concluded (see “Compliance Reviews” below). We have no reason to believe that the application will not be renewed and expect that the renewal process will be completed satisfactorily.

The substantial amount of federal funds disbursed through Title IV programs, the large number of learners and institutions participating in these programs and allegations of fraud and abuse by certain for-profit institutions have caused Congress to require the Department of Education to exercise considerable regulatory oversight over for-profit institutions of higher learning. Accrediting agencies and state education agencies also have responsibilities for overseeing compliance of institutions with Title IV program requirements. As a result, our institution is subject to extensive oversight and review. Because the Department of Education periodically revises its regulations and changes its interpretations of existing laws and regulations, we cannot predict how the Title IV program requirements will be applied in all circumstances.

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

•

transfer the institution from the “U.S. Department of Education’s advance” system of receiving Title IV program funds to “its reimbursement” system, under which a school must disburse its own funds to learners and document the learners’ eligibility for Title IV program funds before receiving such funds from the U.S. Department of Education;

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

The Department of Education evaluates institutions on an annual basis for compliance with specified financial responsibility standards utilizing a complex formula that uses line items from the institution’s audited financial statements. The standards focus on three financial ratios: (1) equity ratio (which measures the institution’s capital resources, financial viability and ability to borrow); (2) primary reserve ratio (which measures the institution’s ability to support current operations from expendable resources); and (3) net income ratio (which measures the institution’s ability to operate at a profit or within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without the need for further federal oversight. We have applied the financial responsibility standards to our audited financial statements as of and for the years ended December 31, 2011 and 2010, and calculated a composite score of 3.0 for both years, which is the maximum score attainable. We therefore believe that we meet the Department of Education’s financial responsibility standards. If the Department of Education were to determine that we did not meet the financial responsibility standards due to a failure to meet the composite score or other factors, we could establish financial responsibility on an alternative basis by, among other things:

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

Title IV Return of Funds. Under the Department of Education’s return of funds regulations, an institution must first determine the amount of Title IV program funds that a learner “earned.” If the learner withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV program funds that the learner earned is equal to a pro rata portion of the funds for which the learner would otherwise be eligible. If the learner withdraws after the 60% threshold, then the learner has earned 100% of the Title IV program funds. The institution must return to the appropriate Title IV programs, in a specified order, the lesser of (i) the unearned Title IV program funds and (ii) the institutional charges incurred by the learner for the period multiplied by the percentage of unearned Title IV program funds. An institution must return the funds no later than 45 days after the date of the institution’s determination that a learner withdrew. If such payments are not made timely, an institution may be subject to adverse action, including being required to submit a letter of credit equal to 25% of the refunds the institution should have made in its most recently completed year. Under Department of Education regulations, late returns of Title IV program funds for 5% or more of learners sampled in the institution’s annual compliance audit constitutes material non-compliance. In July 2009, an unsecured letter of credit in the amount of $1.4 million was issued in favor of the Department of Education in connection with its 2008 annual review of student lending activities. In July 2010, the Company increased the letter of credit from $1.4 million to $1.6 million to reflect the increase in the Title IV return of funds in 2009. In July 2011, the Department of Education approved the cancellation and release of the letter of credit. Regulations require that a company experience two consecutive annual Title IV compliance audits with no findings to terminate a letter of credit.

The “90/10 Rule.” A requirement of the Higher Education Act commonly referred to as the “90/10 Rule,” applies only to “proprietary institutions of higher education,” which includes Capella University. Under the August 2008 reauthorization of the Higher Education Act, effective upon the date of the law’s enactment, an institution is subject to loss of eligibility to participate in the Title IV programs if, on a cash accounting basis, it derives more than 90% of its fiscal year revenue, for two consecutive fiscal years, from Title IV program funds. An institution whose rate exceeds 90% for any single fiscal year will be placed on provisional certification for at least two fiscal years and may be subject to other conditions specified by the Secretary of Education. The provisions of the recent Higher Education Act reauthorization allow institutions, when calculating their compliance with this revenue test, to exclude from their Title IV revenues for a three-year period the additional federal student loan amounts that became available starting in July 2008, and to include more non-Title IV revenues, such as revenues from institutional loans under certain circumstances. This exclusion expired in June 2011. For the year ended December 31, 2011, we derived approximately 79% of our revenues (calculated on a cash basis) from Title IV program funds.

Student Loan Defaults. Under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all of the Title IV programs if defaults on the repayment of federally guaranteed student loans by its learners exceed certain levels. For each federal fiscal year, a rate of student defaults (known as a “cohort default rate”) is calculated for each institution with 30 or more borrowers entering repayment in a given federal fiscal year by determining the rate at which borrowers who become subject to their repayment obligation in that federal fiscal year default by the end of the following federal fiscal year. For such institutions, the Department of Education calculates a single cohort default rate for each federal fiscal year that includes in the cohort all current or former student borrowers at the institution who entered repayment on any FFELP Stafford loans or FDLP loans during that year. If the Department of Education notifies an institution that its cohort default rates for each of the three most recent federal fiscal years are 25% or greater, the institution’s participation in FDLP and Pell programs ends 30 days after the notification, unless the institution appeals that determination in a timely manner, on specified grounds and according to specified procedures. In addition, an institution’s participation in FDLP ends 30 days after notification that its most recent fiscal year cohort default rate is greater than 40%, unless the institution timely appeals that determination on specified grounds and according to specified procedures. An institution whose participation ends under these provisions may not participate in the relevant programs for the remainder of the fiscal year in which the institution receives the notification, as well as for the next two fiscal years.

If an institution’s cohort default rate equals or exceeds 25% in any single year, the institution may be placed on provisional certification status. Provisional certification does not limit an institution’s access to Title IV program funds; however, an institution with provisional status is subject to closer review by the Department of Education and may be subject to summary adverse action if it violates Title IV program requirements. If an institution’s default rate exceeds 40%, the institution may lose eligibility to participate in some or all Title IV programs. Capella University’s cohort default rates on FFELP loans for the 2009, 2008, and 2007 federal fiscal years, the three most recent years for which information is available, were 6.7%, 3.3%, and 2.5%, respectively. The average cohort default rates for four-year proprietary institutions nationally were 15.4%, 10.9%, and 9.8%, in fiscal years 2009, 2008, and 2007, respectively.

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

Incentive Compensation Rules. As a part of an institution’s program participation agreement with the Department of Education and in accordance with the Higher Education Act, the institution may not provide any commission, bonus or other incentive payment to any person or entity engaged in any learner recruitment, admissions or financial aid awarding activity based directly or indirectly on success in securing enrollments or financial aid. Certain Department of Education regulations clarify the incentive payment rule. The regulations set forth twelve “safe harbors,” which describe payments or arrangements that do not violate the incentive payment rule. Current rulemaking by the Department of Education may result in amendments to these regulations. Failure to comply with the incentive compensation rules could result in loss of eligibility to participate in federal student financial aid programs or financial penalties. Although there can be no assurance that the Department of Education would not find deficiencies in Capella University’s present or former employee compensation and third-party contractual arrangements, we believe that our employee compensation and third-party contractual arrangements comply with the incentive compensation provisions of the Higher Education Act and Department of Education regulations thereunder. In connection with Department of Education rulemaking in 2010, certain modifications to the incentive compensation rules went into effect on July 1, 2011, including elimination of the twelve “safe harbors.”

Gainful Employment. Under the Higher Education Act, as reauthorized, proprietary schools are eligible to participate in Title IV programs only in respect of educational programs that lead to “gainful employment in a recognized occupation.” Historically, this concept has not been defined in detailed regulations. On October 29, 2010 and June 13, 2011, the Department published final regulations on gainful employment. Under these rules, beginning July 1, 2011, proprietary institutions of higher education and public or not-for profit institutions offering postsecondary non-degree programs must provide prospective students with each eligible program’s recognized occupations, cost, completion rate, job placement rate, and median loan debt of program completers. Beginning October 1, 2011, institutions must annually submit information to the Department about students who complete a program leading to gainful employment in a recognized occupation, including the amount of debt incurred under private loans or institutional finance plans, matriculation information, and end of year enrollment information. Additionally, beginning July 1, 2011 the final regulations require institutions to notify the Department at least 90 days before the commencement of new educational programs leading to gainful employment in recognized occupations. This notification must include information on the demand for the program, a wage analysis, an institutional program review and approval process, and a demonstration of accreditation. Unless the Department, in its discretion, requires approval for new programs, a school is not required to obtain formal Department approval if the notification is submitted on a timely basis. If such approval is required, an alert notice will be sent to the school at least 30 days before the first day of class with a request for additional information. If a new program is denied, the Department will explain how the program failed and provide an opportunity for the school to respond or request reconsideration.

The final gainful employment rules also define -- for the first time -- the standards that will be used to measure “preparation for gainful employment.” The rules establish three annual standards related to student loan borrowing by which gainful employment will be measured, effective July 1, 2012:

1)	Annual loan repayment rate, which assesses whether the federal student loan debt incurred by the applicable cohort of borrowers to attend the program is being repaid at a rate that implies gainful employment. Generally, the annual loan repayment rate for an academic program is the percentage of student loans incurred to fund the costs of a program that are in satisfactory repayment status three to four years after entering repayment. Rates are calculated on a federal fiscal year basis. The repayment rate must be at least 35%. Institutions can challenge the repayment rate data using a process similar to one used to challenge cohort default rates.

2)	Discretionary income threshold, which determines whether the annual repayment required on total student loan debt of students who completed an academic program is reasonable compared to their discretionary income. For purposes of determining the annual loan repayment, the Department will use the lesser of the amount of student loan debt incurred by the student or the total amount of tuition and fees the institution charged the student for enrollment in all programs at the institution, if tuition and fee information is provided by the institution. The median annual loan payment amount for the applicable cohort of students (calculated as described below) may not be greater than 30% of the greater of their average or median discretionary income. Discretionary income is the annual earnings of a program completer minus 150% of the U.S. Department of Health and Human Services (HHS) poverty guideline for a single person. Like the repayment rate, the debt-to-discretionary income ratio examines students in their third or fourth year after graduation, calculated on a federal fiscal year basis.

3)	Actual earnings threshold, which determines whether the annual repayment required on total student loan debt of students who completed an academic program is reasonable when compared to their actual annual earnings. For purposes of determining the annual loan repayment, the Department will use the lesser of the amount of student loan debt incurred by the student or the total amount of tuition and fees the institution charged the student for enrollment in all programs at the institution, if tuition and fee information is provided by the institution. The median annual loan payment amount for the applicable cohort of students (calculated as described below) may not be greater than 12% of the greater of their average or median annual earnings. Like the repayment rate, the debt-to-total earnings ratio examines students in their third or fourth year after graduation, calculated on a federal fiscal year basis.

An academic program that passes any one standard for a given year is considered to be preparing students for gainful employment. If an academic program fails all three metrics for a given year, the institution will have the opportunity to improve the performance of that program. After one failure, the institution must disclose the amount by which the program missed the minimal acceptable performance and the program’s plan for improvement. After two failures within three years, the institution must inform students in the failing program that their debts may be unaffordable, that the program may lose eligibility, and what transfer options exist. After three failures within four years, the academic program loses eligibility to participate in Title IV programs for at least three years, although the program could be continued without federal student aid. If a particular program ceased to be eligible for Title IV funding, in most cases it would not be practical to continue offering that program under our current business model.

The annual loan repayment amounts for the debt-to-earnings ratios is derived by determining the median loan debt of the applicable cohort of students who completed the program, and includes federal student loans, private loans, and debt obligations arising from institutional financing plans. The payment amounts are calculated based on the interest rate then charged on federal direct unsubsidized student loans and the following amortization terms:

•	10 years for programs that lead to an undergraduate or post-baccalaureate certificate or to an associate’s degree;

•	15 years for programs that lead to a bachelor’s or master’s degree; and

•	20 years for programs that lead to a doctoral or first-professional degree.

The gainful employment standards will be calculated on a fiscal year basis beginning with federal fiscal year 2012. The first year for which eligibility could be lost for a program is 2015, which would occur if the program fails all three standards for each of 2012, 2013 and 2014. For that first year of potential ineligibility, however, the Department will limit the number of programs subject to loss of eligibility to five percent of each institutional category (public, private nonprofit, and proprietary), taking into account the lowest repayment rates and the numbers of students impacted. We believe substantially all of our academic programs currently prepare students for gainful employment measured in the manner set forth in the final gainful employment regulations for purposes of continued eligibility to participate in federal student financial aid programs.

Compliance Reviews. We are subject to announced and unannounced compliance reviews and audits by various external agencies, including the Department of Education, its Office of Inspector General, state licensing agencies, the Department of Veterans Affairs and accrediting agencies. As part of the Department of Education’s ongoing monitoring of institutions’ administration of Title IV programs, The Higher Education Act and Department of Education regulations also require institutions to annually submit a compliance audit conducted by an independent certified public accountant in accordance with Government Auditing Standards and applicable audit standards of the Department of Education. In addition, to enable the Secretary of Education to make a determination of financial responsibility, institutions must annually submit audited financial statements prepared in accordance with Department of Education regulations.

The OIG is responsible for, among other things, promoting the effectiveness and integrity of the Department of Education’s programs and operations. With respect to educational institutions that participate in Title IV funding programs, the OIG conducts its work primarily through compliance audits and investigations. An OIG compliance audit typically focuses on whether an institution administers federal funds in accordance with applicable rules and regulations, whereas an investigation typically indicates a concern regarding potential fraud or abuse involving federal funds. We perform periodic reviews of our compliance with the various applicable regulatory requirements. We have not been notified by any of the various regulatory agencies of any significant noncompliance matters that would adversely impact our ability to participate in Title IV programs, however, the OIG has conducted a compliance audit of Capella University. The audit commenced on April 10, 2006 and we subsequently provided the OIG with periodic information, responded to follow up inquiries and facilitated site visits and access to our records. The OIG completed its field work in January 2007 and the University received a draft audit report on August 23, 2007. Capella University provided written comments on the draft audit report to the OIG on September 25, 2007. On March 7, 2008, the OIG’s final report was issued to the Acting Chief Operating Officer (COO) for Federal Student Aid (FSA), which is responsible for primary oversight of the Title IV funding programs. Capella University responded to the final report on April 8, 2008. Capella University provided FSA staff with certain additional requested information for financial aid years 2002-2003 through 2007-2008. The FSA will subsequently issue final findings and requirements for Capella University. The FSA may take certain actions, including requiring that we refund certain federal student aid funds, requiring us to modify our Title IV administration procedures, and/or requiring us to pay fines or penalties. The possible effects of a finding of a regulatory violation are described in additional detail below in “Potential Effect of Regulatory Violations.”

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

Generally, if an institution eligible to participate in Title IV programs adds an educational program after it has been designated as an eligible institution, the institution must apply to the Department of Education to have the additional program designated as eligible. However, a degree-granting institution is not obligated to obtain the Department of Education’s approval of additional programs that lead to an associate, bachelor’s, professional or graduate degree at the same degree level(s) previously approved by the Department of Education. Similarly, an institution is not required to obtain advance approval for new programs that both prepare learners for gainful employment in the same or related recognized occupation as an educational program that has previously been designated as an eligible program at that institution and meet certain minimum-length requirements. However, the Department of Education, as a condition of certification to participate in Title IV programs, can require prior approval of such programs or otherwise restrict the number of programs an institution may add. In the event that an institution that is required to obtain the Department of Education’s express approval for the addition of a new program fails to do so, and erroneously determines that the new educational program is eligible for Title IV program funds, the institution may be liable for repayment of Title IV program funds received by the institution or learners in connection with that program. In connection with Department of Education rulemaking in 2010, certain modifications to Department of Education rules relating to the addition of new programs took effect on July 1, 2011. Specifically, in addition to state approvals, Department of Education approval may be required for certain new program offerings.

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

When a change of ownership resulting in a change of control occurs at a for-profit institution, the Department of Education applies a different set of financial tests to determine the financial responsibility of the institution in conjunction with its review and approval of the change of ownership. The institution is required to submit a same-day audited balance sheet reflecting the financial condition of the institution immediately following the change in ownership. The institution’s same-day balance sheet must demonstrate an acid test ratio of at least 1:1, which is calculated by adding cash and cash equivalents to current accounts receivable and dividing the sum by total current liabilities (and excluding all unsecured or uncollateralized related party receivables). In addition, the same-day balance sheet must demonstrate positive tangible net worth. If the institution does not satisfy these requirements, the Department of Education may condition its approval of the change of ownership on the institution’s agreeing to letters of credit, provisional certification, and/or additional monitoring requirements, as described in the above section on “Financial Responsibility.”

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

As a provider of higher education, we are subject to extensive U.S. regulation on both the federal and state levels. In particular, the Higher Education Act, as reauthorized by the Higher Education Opportunity Act in August 2008, and related regulations impose significant regulatory scrutiny on Capella University, and all other higher education institutions that participate in the various federal student financial aid programs under Title IV of the Higher Education Act (Title IV programs). In 2011, we derived approximately 79% of our revenues (calculated on a cash basis) from Title IV programs, administered by the U.S. Department of Education. A significant percentage of our learners rely on the availability of Title IV program funds to cover their cost of attendance at Capella University and related educational expenses.

These regulatory requirements cover virtually all phases of our operations, including educational program offerings, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, processing refund payments to the U.S. Department of Education for withdrawn learners, commencement of new educational programs, and changes in our corporate structure and ownership.

The Higher Education Act (HEA), as reauthorized, mandates specific regulatory responsibilities for each of the following components of the higher education regulatory triad: (1) the U.S. federal government through the U.S. Department of Education; (2) independent accrediting agencies recognized by the U.S. Secretary of Education; and (3) state education regulatory bodies.

The regulations, standards and policies of these regulatory agencies frequently change and are subject to interpretation, particularly where they are crafted for traditional schools rather than our on-line academic delivery model. Changes in, or new interpretations of, applicable laws, regulations, or standards could have a material adverse effect on our accreditation, authorization to operate in various states, permissible activities, receipt of funds under Title IV programs, or costs of doing business. We cannot predict how all of the requirements applied by these agencies will be interpreted or whether we will be able to comply with these requirements in the future.

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

Rulemaking by the U.S. Department of Education could materially and adversely affect our business.

In November 2009, the U.S. Department of Education convened two negotiated rulemaking teams related to Title IV program integrity issues and foreign school issues. The resulting program integrity rules promulgated in October 2010 and June 2011 address numerous topics. The most significant for our business are the following:

•	Modification of the standards relating to the payment of incentive compensation to employees involved in student recruitment and enrollment;

•	Implementation of standards for state authorization of institutions of higher education;

•

Adoption of a definition of “gainful employment” for purposes of the requirement of Title IV student financial aid that a program of study offered by a proprietary institution prepare students for gainful employment in a recognized occupation; and,

•

Expansion of the definition of misrepresentation, relating to the Department’s authority under the Higher Education Act, as reauthorized, to suspend or terminate an institution’s participation in Title IV programs if the institution engages in substantial misrepresentation of the nature of its educational program, its financial charges, or the employability of graduates, and expansion of the sanctions that the Department may impose for engaging in a substantial misrepresentation.

The Department published final program integrity regulations on October 29, 2010, with most of the final rules effective July 1, 2011, including some reporting and disclosure rules related to gainful employment. On June 13, 2011, the Department published final regulations on metrics for gainful employment programs effective July 1, 2012. In addition to the rules, the Department routinely issues “Dear Colleague Letters” to provide sub-regulatory guidance on certain areas of final regulations. The guidance is provided to assist institutions with understanding the regulations in these areas, and does not make any changes to the regulations. The Department has issued numerous Dear Colleague Letters to provide further information on other provisions of the program integrity regulations and created a website dedicated to gainful employment.

The program integrity rules require a large number of reporting and operational changes. We believe we have substantially complied with the new reporting and disclosure requirements that were effective July 1, 2011, and we expect to be in substantial compliance with the remaining requirements by the respective effective dates. However, because of the scale and complexity of our educational programs, we may be unable to fully develop, test and implement all of the necessary modifications to our information management systems and administrative processes by the required dates. We may be subject to administrative or other sanctions if we are unable to comply with these reporting and disclosure requirements on a timely basis. In addition, these changes, individually or in combination, may impact our student enrollment, persistence and retention in ways that we cannot now predict.

On May 5, 2011, the Department announced its intention to establish additional negotiated rulemaking committees to prepare proposed regulations under the Higher Education Act, as reauthorized. Three public hearings were conducted in May 2011 at which interested parties suggested issues that should be considered for action by the negotiating committees. The Department also conducted roundtable discussions to inform policy in the areas of teacher preparation and college completion.

On September 27, 2011, the Department published a Notice of Proposed Rulemaking (“NPRM”) to amend the regulations for institutional eligibility under the Higher Education Act, as reauthorized, and to streamline the application and approval process for new programs, as required by the October 2010 rules on gainful employment. After the public comment period ends on November 14, 2011, the Department will review and consider responses to the NPRM before publishing final regulations that would be effective by July 2013.

Incentive Compensation

A school participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based in any part, directly or indirectly, on success in enrolling students or obtaining student financial aid. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances. Previously, there were twelve safe harbors that defined specific types of compensation that were deemed to constitute permissible incentive compensation. Prior to the effective date of the new program integrity regulations, we relied on several of these safe harbors to ensure that our compensation and recruitment practices complied with the applicable requirements.

In the final regulations adopted by the Department, the twelve safe harbors were eliminated and, in lieu of the safe harbors, some of the relevant concepts relating to the incentive compensation limitations are defined. These changes increase the uncertainty about what constitutes incentive compensation and which employees are covered by the regulation. This makes the development of effective and compliant performance metrics more difficult to establish. In response to the Department’s concern about the impact of compensation structures that relied on the safe harbors and in order to enhance the admissions process for our students, we developed a new structure, which we believe complies with the Department’s new rule, and implemented it on a broad scale during 2010. In connection with this, we eliminated enrollment results as a component of compensation for our admissions personnel effective January 1, 2011.

State Authorization

In the U.S., institutions that participate in Title IV programs must be authorized to operate by the appropriate postsecondary regulatory authority in each state where the institution conducts activities that require authorization, or be exempt from such regulatory authorization, usually based on recognized accreditation. As of December 31, 2011, Capella University is authorized to operate in 18 states. In certain states, Capella University is qualified to operate without specific state regulatory approval due to available state exemptions that permit such operation if certain programmatic or other accreditation criteria are met. Under the new program integrity rules adopted by the U.S. Department of Education effective July 1, 2011, we may be required to seek and obtain specific regulatory approval to operate in some of those states or evidence such approval is not required. If we experience a delay in obtaining or cannot obtain these approvals or evidence such approvals are not necessary, our business could be adversely impacted. As a result, the manner in which the Department’s final regulation will apply to our business, and the impact of such regulation on our business, is uncertain. If we are unable to operate in a manner that would preserve Title IV eligibility for our learners in impacted states, our business could be materially and adversely impacted.

Gainful Employment

The requirements for reporting information relating to our programs to the Department and to our students will substantially increase our administrative burdens, particularly during the implementation phase. These reporting and the other procedural changes in the new rules could impact student enrollment, persistence and retention in ways that we cannot now predict. For example, if our reported program information compares unfavorably with other reporting educational institutions, it could adversely impact demand for our programs.

Although the final rules regarding gainful employment metrics provide opportunities to address program deficiencies before the loss of Title IV eligibility, the continuing eligibility of our educational programs for Title IV funding is at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. In addition, even though deficiencies in the metrics may be correctable on a timely basis, the disclosure requirements to students following a failure to meet the standards may adversely impact enrollment in that program and may adversely impact the reputation of our educational institution. The exposure to these external factors may reduce our ability to confidently offer or continue certain types of programs for which there is market demand, thus impacting our ability to maintain or grow our business.

Substantial Misrepresentation

The Higher Education Act prohibits an institution that participates in Title IV programs from engaging in “substantial misrepresentation” of the nature of its educational program, its financial charges, or the employability of its graduates. The U.S. Department of Education’s program integrity regulations effective July 1, 2011 expand the definition of misrepresentation and expand the sanctions that the Department may impose for engaging in a substantial misrepresentation. Under the new rules, a misrepresentation is any statement made by the institution or a third party that provides educational programs, marketing, advertising, recruiting, or admissions services to the institution, that is false, erroneous or has the likelihood or tendency to deceive or confuse. A substantial misrepresentation is any misrepresentation on which the person to whom it was made could reasonably be expected to rely, or has reasonably relied, to that person’s detriment. Considering the breadth of the definition of “substantial misrepresentation,” it is possible that despite our efforts to prevent such misrepresentations, our employees or service providers may make statements that could be construed as substantial misrepresentations. As a result, we may face complaints from students and prospective students over statements made by us and our agents throughout the enrollment, admissions and financial aid process, as well as throughout attendance at Capella University, which would expose us to increased risk of enforcement action and applicable sanctions or other penalties and increased risk of private qui tam actions under the Federal False Claims Act. Under the new rules, if the Department determines that an institution has engaged in substantial misrepresentation, the Department may revoke an institution’s program participation agreement, impose limitations on the institution’s participation in Title IV programs, deny applications from the institution for approval of new programs or locations or other matters, or initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs. If the Department determines that statements made by us or on our behalf are in violation of the new regulations, we could be subject to sanctions and other liability, which could have a material adverse effect on our business.

Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs could reduce our learner population and increase our costs of operation.

The U.S. Congress must periodically reauthorize the Higher Education Act and annually determine the funding level for each Title IV program. In 2008, the Higher Education Act was reauthorized through September 30, 2013 by the Higher Education Opportunity Act. Changes to the Higher Education Act, including changes in eligibility and funding for Title IV programs, are likely to occur in subsequent reauthorizations, but we cannot predict the scope or substance of any such changes.

In April 2011, Congress permanently eliminated year-round Pell Grant awards beginning with the 2011-2012 award year as part of the fiscal year 2011 Continuing Resolution spending bill. We believe this change, which did not reduce the maximum annual grant level, will have only a nominal impact on our business. However, because the Pell Grant program is one of the largest non-defense discretionary spending programs in the federal budget, it is a target for reduction as Congress addresses budget deficits. A reduction in the maximum annual Pell Grant amount or changes in eligibility could result in increased student borrowing, which would make it more difficult for us to comply with other important regulatory requirements, and could negatively impact enrollment.

In August 2011, President Obama signed into law the Budget Control Act of 2011, which provides for an increase in the federal government borrowing limit and spending reductions in two phases. The first phase imposes various spending cuts, including the elimination of the partial in-school interest subsidy for graduate student loans beginning July 1, 2012. The cost of borrowing will increase for graduate students who defer payment of interest while enrolled, which could adversely impact enrollment. The second phase would require Congress to develop legislation to achieve future deficit reduction. The outcome of this process is highly uncertain. If the committee does not achieve the required level of deficit reduction, an across-the-board cutting mechanism known as sequestration will take effect beginning with the federal fiscal year 2013. Although the Pell Grant program currently is exempt from the sequestration process, other federal programs and services that could impact our business would be included.

The Administration recently announced an initiative on college affordability that would apply to all institutions of higher education. While the specifics are not clear at this time, actions taken by the Administration, Congress and the Department could have a negative impact on our business.

In addition to Congress’ focus on the federal government’s funding challenges, in recent years, there has been increased focus by Congress on the role that proprietary educational institutions play in higher education. In June 2010, the Education and Labor Committee of the U.S. House of Representatives held a hearing to examine the manner in which accrediting agencies review higher education institutions’ policies on credit hours and program length. This followed a report from the Office of the Inspector General of the U.S. Department of Education in December 2009 criticizing the accreditation of a proprietary school by a regional accrediting body and requesting that the Department review the appropriateness of its recognition of the accrediting body. Also in June 2010, the U.S. Senate Committee on Health, Education, Labor and Pensions (“HELP Committee”) held the first in a series of hearings to examine the proprietary education sector. At a subsequent hearing in August 2010, the Government Accountability Office (“GAO”) presented a report of its review of various aspects of the proprietary sector, including recruitment practices and the degree to which proprietary institutions’ revenue is composed of Title IV funding. Following the August hearing, Sen. Tom Harkin, the Chairman of the HELP Committee, requested a broad range of detailed information from 30 proprietary institutions, including Capella University. We have been and intend to continue being responsive to the requests of the HELP Committee. In September 2010, the HELP Committee held a third hearing and Sen. Harkin’s staff released a memorandum entitled “The Return on the Federal Investment in For-Profit Education: Debt Without a Diploma.” Sen. Harkin has held subsequent hearings and roundtable discussions, most recently on July 21, 2011, and we believe that future hearings may be held. On September 22, 2011, Sen. Tom Carper, the Chairman of the Senate Homeland Security and Government Affairs Subcommittee on Federal Financial Management, Government Information, Federal Services and International Security, held a hearing on “Improving Educational Outcomes for Our Military and Veterans,” focusing on the quality of education for the military and veterans population and the treatment of such funding for purposes of the 90/10 Rule calculation that, if enacted, would adversely impact our 90/10 Rule percentage. Sen. Carper suggested a follow-up roundtable discussion. In addition, other Congressional hearings or roundtable discussions are expected to be held regarding various aspects of the education industry that may affect our business. We cannot predict what legislation, if any, may emanate from these Congressional committee hearings or what impact any such legislation might have on the proprietary education sector and our business in particular.

The confluence of the increasing scrutiny in Congress of the proprietary education sector and the unprecedented budget deficits increases the likelihood of legislation that will adversely impact our business. For example, Congress could extend the elimination of the in-school interest subsidy to undergraduate students or to undergraduate students in proprietary institutions, reduce the maximum amount of or change the eligibility standards for student loans and/or Pell Grants or make other material changes in Title IV programs driven by policy considerations, economic considerations or both. Any action by Congress that significantly reduces Title IV program funding, whether through across-the-board funding reductions, sequestration or otherwise, or materially impacts the eligibility of our institutions or students to participate in Title IV programs would have a material adverse effect on our enrollment, financial condition, results of operations and cash flows. Congressional action could also require us to modify our practices, such as limiting the amount we spend on marketing activities, in ways that could otherwise reduce our revenues or increase our administrative costs and reduce our operating income, which could have a material adverse effect on our financial condition, results of operations and cash flows.

If Congress significantly reduced the amount of available Title IV program funding, we would attempt to arrange for alternative sources of financial aid for our students, which may include lending funds directly to our students, but private sources would not be able to provide as much funding to our students on as favorable terms as is currently provided by Title IV. In addition, private organizations could require us to guarantee all or part of this assistance and we might incur other additional costs. For these reasons, private, alternative sources of student financial aid would only partly offset, if at all, the impact on our business of reduced Title IV program funding.

We would lose our eligibility to participate in federal student financial aid programs if the percentage of our revenues derived from those programs is too high, in which event we could not conduct our business in its present form.

A requirement of the Higher Education Act, as reauthorized by the Higher Education Opportunity Act, commonly referred to as the “90/10 Rule”, applies only to proprietary institutions of higher education, which includes Capella University. Under this rule, a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs. An institution that derives more than 90% of its revenue from Title IV programs for any single fiscal year will be automatically placed on provisional certification for two fiscal years and will be subject to possible additional sanctions determined to be appropriate under the circumstances by the U.S. Department of Education in the exercise of its broad discretion. While the Department has broad discretion to impose additional sanctions on such an institution, there is only limited precedent available to predict what those sanctions might be, particularly in the current regulatory environment. The Department could specify any additional conditions as a part of the provisional certification and the institution’s continued participation in Title IV programs. These conditions may include, among other things, restrictions on the total amount of Title IV program funds that may be distributed to learners attending the institution; restrictions on programmatic and geographic expansion; requirements to obtain and post letters of credit; additional reporting requirements to include additional interim financial reporting; or any other conditions imposed by the Department. Should an institution be subject to a provisional certification at the time that its current program participation agreement expired, the effect on recertification of the institution or continued eligibility in Title IV programs pending recertification is uncertain. An institution that derives more than 90% of its revenue from Title IV programs for two consecutive fiscal years will be ineligible to participate in Title IV programs for at least two fiscal years. Capella University is required to calculate this percentage at the end of each fiscal year; as of December 31, 2011, our percentage was 79%. If an institution is determined to be ineligible to participate in Title IV programs due to the 90/10 Rule, any disbursements of Title IV program funds while ineligible must be repaid to the Department.

The 90/10 Rule percentage for Capella University has increased over the past several fiscal years and we expect further increases in the near term. These increases are primarily attributable to the following factors:

•

Increased student loan limits. The Ensuring Continued Access to Student Loans Act (ECASLA) of 2008 increased the annual loan limits on federal unsubsidized student loans by $2,000 for the majority of our learners enrolled in bachelor’s degree programs, and also increased the aggregate loan limits (over the course of a learner’s education) on total federal student loans for certain learners. The increase in student loan limits has increased the amount of Title IV program funds available to and used by our learners to pay tuition, fees and other costs, which increased the proportion of our revenue deemed to be from Title IV programs. The Higher Education Opportunity Act provided temporary relief from the impact of these loan limit increases by allowing any amounts received between July 1, 2008 and July 1, 2011 that are attributable to the increased annual loan limits to be excluded from the 90/10 rule calculation. The implementing regulations for this temporary relief and other aspects of the 90/10 rule were published in final form on October 29, 2009. The effective date of the new regulations was July 1, 2010. Capella University elected to exclude amounts attributable to the increased annual loan limits from its 90/10 calculation. As this waiver expired on July 1, 2011, the percentage of our cash basis revenues derived from Title IV increased.

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

Based on our most recent trends, we do not expect the 90/10 Rule percentage for Capella University to exceed 90% for fiscal year 2012. However, the 90/10 Rule percentage for Capella University could increase in the future depending on the degree to which our various initiatives are effective, the impact of future changes in our enrollment mix, and regulatory and other factors outside our control, including any reduction in government tuition assistance for military personnel, including veterans, or changes in the treatment of such funding for purposes of the 90/10 Rule calculation. Currently, tuition assistance for military personnel, including veterans, is not treated as Title IV revenue under the 90/10 Rule and, therefore, based on the prescribed order of application per the regulations, a majority of such funding is included in the “10%” portion of the rule calculation. A reduction in the availability of this type of funding, or a change (through either legislation or executive order) that requires that it be treated in the same manner as Title IV funding under the 90/10 Rule, would increase our 90/10 Rule percentage.

Any necessary further efforts to reduce the 90/10 Rule percentage for Capella University, especially if the percentage exceeds 90% for a fiscal year, may involve taking measures which reduce our revenue, increase our operating expenses, or both, in each case perhaps significantly. If the 90/10 Rule is not changed to provide relief for institutions like Capella University, we may be required to make structural changes to our business in order to remain in compliance. These changes may materially alter the manner in which we conduct our business and materially and adversely impact our business, financial condition, results of operations and cash flows.

An increase in our student loan default rates could result in the loss of eligibility to participate in Title IV programs, which would materially and adversely affect our business.

To remain eligible to participate in Title IV programs, educational institutions must maintain student loan cohort default rates below specified levels. The U.S. Department of Education reviews an educational institution’s cohort default rate annually as a measure of administrative capability. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30). The currently applicable cohort default rate for each cohort is the percentage of the students in the cohort who default on their student loans prior to the end of the following federal fiscal year, which represents a two-year measuring period. The cohort default rates are published by the Department approximately 12 months after the end of the measuring period. Thus, in September 2011 the Department published the two-year cohort default rates for the 2009 cohort, which measured the percentage of students who first entered into repayment during the year ended September 30, 2009 and defaulted prior to September 30, 2010. As discussed below, the measurement period for the cohort default rate has been increased to three years starting with the 2009 cohort, and the three-year cohort default rates for the 2009 cohort will be published by the Department in September 2012.

If an educational institution’s two-year cohort default rate exceeds 10% for any one of the three preceding years, it must delay for 30 days the release of the first disbursement of U.S. federal student loan proceeds to first time borrowers enrolled in the first year of an undergraduate program. If an institution’s two-year cohort default rate exceeds 25% for three consecutive years or 40% for any given year, it will be ineligible to participate in Title IV programs and, as a result, its students would not be eligible for federal student financial aid.

The July 2010 elimination of the Federal Family Education Loan Program (FFELP), under which private lenders originated and serviced federally guaranteed student loans, and the resulting migration of all federal student loans to the Federal Direct Loan Program under which the federal government lends directly to students, could adversely impact loan repayment rates and our cohort default rates, if the federal government is less effective in promoting timely repayment of federal student loans than the private lenders were under the FFELP.

If we are not recertified to participate in Title IV programs by the Department of Education or if the Department otherwise suspends or terminates our certification, we would lose eligibility to participate in Title IV programs.

Capella University’s current certification to participate in Title IV programs expired on December 31, 2008. We timely submitted our Title IV recertification application to the Department of Education in September 2008 and our eligibility continues on a month-to-month basis until the Department of Education issues its decision on the application. We have been advised by Department of Education that we will not receive our renewal until after the Office of Inspector General audit is concluded. Generally, the recertification process includes a review by the Department of Education of an institution’s educational programs and locations, administrative capability, financial responsibility, and other oversight categories.

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

If any regulatory audit, investigation or other proceeding finds us not in compliance with the numerous laws and regulations applicable to the postsecondary education industry, we may not be able to successfully challenge such finding and our business could suffer.

Due to the highly regulated nature of the postsecondary education industry, we are subject to audits, compliance reviews, inquiries, complaints, investigations, claims of non-compliance and lawsuits by federal and state governmental agencies, regulatory agencies, accrediting agencies, present and former students and employees, shareholders and other third parties, any of whom may allege violations of any of the regulatory requirements applicable to us. If the results of any such claims or actions are unfavorable to us, we may be required to pay monetary fines or penalties, be required to repay funds received under Title IV programs or state financial aid programs, have restrictions placed on or terminate our schools’ or programs’ eligibility to participate in Title IV programs or state financial aid programs, have limitations placed on or terminate our schools’ operations or ability to grant degrees and certificates, have our schools’ accreditations restricted or revoked, or be subject to civil or criminal penalties. Any one of these sanctions could materially adversely affect our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

The audit also focused on our policies and procedures for disbursing Title IV funding to learners, and to a lesser extent on our communication to our learners of our satisfactory academic progress policy, our exit counseling for federal student loan recipients, and our review of learners’ financial aid histories prior to disbursing Title IV funding. See “Regulatory Environment—Regulation of Federal Student Financial Aid Programs—Compliance Reviews” for information about the OIG audit staff’s inquiries. Because of the ongoing nature of the OIG audit process, we can neither know nor predict the ultimate extent of the final audit findings, or the potential liability or remedial actions that might result. Such findings and related remedial action may have an adverse impact on our reputation in the industry, our cash flows and results of operations and our ability to recruit learners, and may have an adverse effect on our stock price. The possible effects of a finding of a regulatory violation (including refunds, fines, penalties and limitations, conditions, suspension or termination of our participation in Title IV programs) are described more fully in “Regulatory Environment—Regulation of Federal Student Financial Aid Programs—Potential Effect of Regulatory Violations.”

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

A school that grants degrees, diplomas or certificates must be authorized by the relevant education agency of the state in which it is located. Capella University is deemed to be located in the State of Minnesota and is registered with the Minnesota Office of Higher Education. Minnesota registration is also required for our learners to be eligible to receive funding under Title IV programs. Such registration may be lost or withdrawn if Capella University fails to submit renewal applications and other required submissions to the state in a timely manner, or if Capella University fails to comply with material requirements under Minnesota statutes and rules for continued registration. Loss of state registration of Capella University from the Minnesota Office of Higher Education would terminate our ability to provide educational services as well as our eligibility to participate in Title IV programs. Capella must also remain in good standing with the Minnesota Office of Higher Education to obtain and maintain authorization or licensure to operate in states outside of Minnesota. Should our registration with the Minnesota Office of Higher Education be terminated, our ability to operate in other states would also cease, and it would have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to sanctions if we fail to correctly calculate and timely return Title IV program funds for learners who withdraw before completing their educational course.

The Higher Education Act, as reauthorized, and U.S. Department of Education regulations require us to calculate refunds of unearned Title IV program funds disbursed to students who withdraw from their educational course before completing it. If refunds are not properly calculated or timely paid, we will be subject to sanctions imposed by the U.S. Department of Education, which could increase our cost of regulatory compliance and adversely affect our business, financial condition, results of operations and cash flows.

Our business could be harmed if we experience a disruption in our ability to process student loans under the Federal Direct Loan Program.

We collected the substantial majority of our fiscal year 2011 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans under the Federal Direct Loan Program (FDLP). Any processing disruptions by the U.S. Department of Education may impact our students’ ability to obtain student loans on a timely basis. If we experience a disruption in our ability to process student loans through the FDLP, either because of administrative challenges on our part or the inability of the Department to process the volume of direct loans on a timely basis, and it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Capella University is authorized to operate and to grant degrees by the applicable state agency of certain states where such authorization is required. Compliance with these state requirements is also necessary for students in the respective states to participate in Title IV programs. The loss of such authorization in one or more states would render students resident in those states ineligible to participate in Title IV programs and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Loss of authorization in one or more states could increase the likelihood of additional scrutiny and potential loss of operating and/or degree granting authority in other states in which we operate, which would further impact our business.

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

Certain of our graduates seek professional licensure in their chosen fields following graduation. Their success in obtaining licensure depends on several factors, including the individual merits of the learner, but also may depend on whether the institution and the program were approved by the state or by a professional association, whether the program from which the learner graduated meets all state requirements and whether the institution is accredited. Certain states have refused to license learners who graduate from programs that do not meet specific types of accreditation, residency or other state requirements. Specifically, certain states have refused to license learners from particular Capella University programs due to the fact that the program did not meet one or more of the state’s specific licensure requirements or were not approved by the state for purposes of professional licensure. We have had to respond to claims brought against us by former learners as a result of such refusal. Certain states have denied our graduates professional licensure because the Capella University program from which they graduated did not have a sufficient number of residency hours, did not include a state-approved clinical program, did not satisfy state coursework requirements, or was not accredited by a specific third party (such as the American Psychological Association). The state requirements for licensure are subject to change, and we may not immediately become aware of changes that may impact our learners in certain states. In the event that one or more states refuses to recognize our learners for professional licensure in the future based on factors relating to our institution or programs, the potential growth of our programs would be negatively impacted, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we could be exposed to litigation that would force us to incur legal and other expenses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

•

Better aligning our enrollment, admissions and other employees to our learners’ success by redefining roles and responsibilities, resetting individual objectives and measures and implementing new compensation structures, including eliminating all enrollment factors in our admissions personnel compensation structure effective January 1, 2011. See “Risks Related to the Extensive Regulation of our Business—Rulemaking by the U.S. Department of Education could materially and adversely affect our business” for additional detail.

Each of these changes could adversely impact our business, especially in the near term. In combination, these changes may have a more pronounced adverse impact on our business, financial condition, results of operations and cash flows, particularly in the near term.

Our financial performance depends in part on our ability to keep pace with current market needs, build our brand, update and expand the content of existing programs and develop new programs and specializations on a timely basis and in a cost-effective manner.

The updates and expansions of our existing programs and the development of new programs and specializations may not be accepted by existing or prospective learners or the employers of our graduates. If we cannot respond to changes in market requirements, our business may be adversely affected. During 2011, we shifted to more of a brand-driven marketing strategy in order to decrease our reliance on aggregators. This shift significantly lowered our inquiry volume, and if we are unable to improve our conversion rates and retain enrolled learners, our business, financial condition, results of operations and cash flows would be adversely impacted.

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

Certain of our programs have specialized accreditations and/or state approvals; our business may be adversely impacted if we are unable to obtain such accreditations or approvals in the future, or if such accreditations or approvals impose requirements that impact other aspects of our business.

Certain of our programs, especially at the master’s and doctorate level, have specialized accreditations which are desirable to our learners and may be important to learners obtaining licensure in their chosen field of study. In addition, certain of our education-related programs are approved by the Minnesota Board of Teaching or other state oversight authorities. If we are unable to obtain or renew such accreditations or approvals in the future, our programs will be less attractive to prospective learners and our current learners in such programs will be negatively impacted. In addition, these specialized accrediting bodies or state agencies may impose requirements which adversely impact our business, such as limiting or closing enrollments to certain programs, imposing specific faculty to learner ratios or dictating the way in which we name and market related programs. These situations could adversely affect our business, financial condition, results of operations and cash flows.

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

•	the emergence of more successful competitors;

•	factors related to our marketing, including the costs of Internet advertising and broad-based branding campaigns;

•	performance problems with our online systems;

•	failure to maintain accreditation;

•	learner dissatisfaction with our services and programs, including with our customer service and responsiveness;

•	adverse publicity regarding us, our competitors, or online or for-profit education in general;

•	price reductions by competitors that we are unwilling or unable to match;

•	a decline in the acceptance of online education or our degree offerings by learners or current and prospective employers;

•	increased regulation of online education, including in states in which we do not have a physical presence;

•	a decrease in the perceived or actual economic benefits that learners derive from our programs; and

•	litigation or regulatory investigations that may damage our reputation.

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

We may not be able to compete successfully against current or future competitors and may face competitive pressures that could adversely affect our business or results of operations. For example, as the market continues to mature, certain of our competitors have begun to reduce tuition rates. We may therefore be required to reduce our tuition or increase spending in response to competition to retain or attract learners or pursue new market opportunities. In addition, certain of our competitors have recently announced plans to target markets and learners that we have historically served, and these actions could increase costs and decrease our enrollments and revenue. We may also face increased competition in maintaining and developing new marketing relationships with corporations, particularly as corporations become more selective as to which online universities they will encourage their current employees to attend and from which online universities they will hire prospective employees. These competitive factors could adversely affect our enrollments, revenue, financial condition, results of operations and cash flows.

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

The Department of Education requires institutions that participate in Title IV programs to refer to the Office of the Inspector General of the Department of Education any credible information indicating that any applicant, employee, third-party servicer, or agent of the institution that acts in a capacity that involves administration of the Title IV programs has been engaged in any fraud or other illegal conduct involving Title IV programs. If the systems and processes that we have established to detect and prevent fraud are inadequate, the Department of Education may find that we do not satisfy its “administrative capability” requirements. This could limit our access to, or cause us to lose, Title IV program funding, which would adversely affect our enrollment, revenues, results of operations and cash flows. In addition, our ability to participate in Title IV programs is conditioned on our maintaining accreditation by an accrediting agency that is recognized by the Secretary of Education. Any significant failure to adequately detect fraudulent activity related to learner enrollment and financial aid could cause us to fail to meet our accrediting agencies’ standards. Furthermore, under the HEA, accrediting agencies that evaluate institutions that offer distance learning programs, as we do, must require such institutions to have processes through which the institution establishes that a learner who registers for a distance education program is the same learner who participates in and receives credit for the program. Failure to meet our accrediting agencies’ standards could result in the loss of accreditation at the discretion of our accrediting agencies, which could result in a loss of our eligibility to participate in Title IV programs and would adversely affect our business, financial condition, results of operations and cash flows.

We rely on third party vendors, and the outsourcing increases our operational and compliance risk.

We rely on third party vendors to provide services to us and our learners. While we monitor and assess the service of these vendors, it is possible their service and response levels may be less than ours, and that they may not have adequate business continuity planning. In addition, using third party vendors increases compliance risk, if they do not adequately protect learners’ sensitive data or personally identifiable information, or if they do not comply with applicable federal or state regulations applicable to our business. In the event of any of those or related actions or omissions by third party vendors, our business, financial condition, results of operations and cash flows would be adversely impacted.

If we are unable to successfully conclude our pending securities class action litigation, our business, financial condition, results of operations and cash flows could be adversely affected.

On November 5, 2010, a purported securities class action lawsuit captioned Police Pension Fund of Peoria, Individually, and on Behalf of All Others Similarly Situated v. Capella Education Company, J. Kevin Gilligan and Lois M. Martin, was filed in the U.S. District Court for the District of Minnesota. The complaint names us and certain senior executives as defendants, and alleges we and the named defendants made false or misleading public statements about our business and prospects during the time period from February 16, 2010 through August 13, 2010 in violation of federal securities laws, and that these statements artificially inflated the trading price of our common stock to the detriment of shareholders who purchased shares during that time. The plaintiff seeks compensatory damages for the purported class. Since that time, substantially similar complaints making similar allegations against the same defendants for the same purported class period were filed with the federal court. Pursuant to the Private Securities Litigation Reform Act of 1995, on April 13, 2011, the Court appointed Oklahoma Firefighters Pension and Retirement System as lead plaintiff and Abraham, Fruchter and Twersley, LLP, as lead counsel. A consolidated amended complaint, captioned Oklahoma Firefighters Pension and Retirement System, Individually and on Behalf of All Others Similarly Situated, v. Capella Education Company, J. Kevin Gilligan, Lois M. Martin and Amy L. Ronneberg, was filed on June 27, 2011. We filed a motion to dismiss the plaintiff’s complaint on September 2, 2011, and a hearing on that motion was held December 21, 2011. The District Court will rule on the motion at some time in the future.

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

Active duty members of the U.S. Armed Forces are eligible to receive tuition assistance from the government, which they may use to pursue postsecondary degrees. We offer tuition discounts generally ranging from 10% to 15% to all members of the U.S. Armed Forces and immediate family members of active duty U.S. Armed Forces personnel. As of December 31, 2011, learners receiving a military discount comprised approximately 14% of total enrollment. We also have non-exclusive agreements with various educational institutions of the U.S. Armed Forces pursuant to which we have agreed to accept credits toward a Capella University degree from certain military educational programs.

These agreements generally may be terminated by either party upon 30 to 45 days notice. Additionally, we have informal arrangements with several military bases pursuant to which the bases make information about Capella University available to interested service members. Each of these informal arrangements is not binding on either party and either party could end the arrangement at any time. If our informal arrangement with any military base deteriorates or ends, our efforts to recruit learners from that base will be impaired. In the event that governmental tuition assistance programs to active duty members of the U.S. Armed Forces are reduced or eliminated, if our tuition discount program which we offer U.S. Armed Forces personnel and their immediate family members is reduced or eliminated, or if our informal arrangements with any military base deteriorates, this could materially and adversely affect our revenues, results of operations and cash flows.

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

The U.S. and much of the world are facing a challenging economic environment. In addition, homeowners in the U.S. have experienced an unprecedented reduction in wealth due to the decline in residential real estate values across much of the country. These events, particularly unemployment and residential real estate financing challenges, may reduce the number of courses taken simultaneously by each of our learners or otherwise reduce the demand for our programs and colloquia among learners, including among learners who receive financial aid and determine they are unwilling to incur additional debt during current economic conditions, regardless of financial aid availability. Further, these events may reduce the willingness of employers to sponsor educational opportunities for their employees.

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

Our credit agreement limits our ability to take various actions.

Our credit agreement limits our ability to take various actions, including paying dividends, repurchasing shares and acquiring and disposing of assets or businesses. Accordingly, we may be restricted from taking actions that management believes would be desirable and in the best interests of us and our shareholders. Our credit agreement also requires us to satisfy specified financial and non-financial covenants, including covenants relating to regulatory compliance. A breach of any covenants contained in our credit agreement would result in an event of default under the agreement and allow the lenders to pursue various remedies, including accelerating the repayment of any indebtedness outstanding under the agreement, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters occupies approximately 425,000 square feet in Minneapolis, Minnesota, under a lease that expires in October 2018. Options exist under that lease to allow us to occupy up to 85,000 additional square feet over the next three years. Renewal terms under this lease allow for us to extend the current lease for up to two additional five-year terms. We believe our existing facilities are adequate for current requirements and that additional space can be obtained on commercially reasonable terms to meet future requirements, if any.

Item 3.	Legal Proceedings

On November 5, 2010, a purported securities class action lawsuit captioned Police Pension Fund of Peoria, Individually, and on Behalf of All Others Similarly Situated v. Capella Education Company, J. Kevin Gilligan and Lois M. Martin, was filed in the U.S. District Court for the District of Minnesota. The complaint names the Company and certain senior executives as defendants, and alleges the Company and the named defendants made false or misleading public statements about our business and prospects during the time period from February 16, 2010 through August 13, 2010 in violation of federal securities laws, and that these statements artificially inflated the trading price of the Company’s common stock to the detriment of shareholders who purchased shares during that time. The plaintiff seeks compensatory damages for the purported class. Since that time, substantially similar complaints making similar allegations against the same defendants for the same purported class period were filed with the federal court. Pursuant to the Private Securities Litigation Reform Act of 1995, on April 13, 2011, the Court appointed Oklahoma Firefighters Pension and Retirement System as lead plaintiff and Abraham, Fruchter and Twersley, LLP, as lead counsel. A consolidated amended complaint, captioned Oklahoma Firefighters Pension and Retirement System, Individually and on Behalf of All Others Similarly Situated, v. Capella Education Company, J. Kevin Gilligan, Lois M. Martin and Amy L. Ronneberg, was filed on June 27, 2011. The Company filed a motion to dismiss the plaintiff’s complaint on September 2, 2011, and a hearing on that motion was held on December 21, 2011. The District Court will rule on the motion at some time in the future.

Discovery in this case has not yet begun. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we do not believe loss from this action is probable and, accordingly, have not accrued any liability associated with this action.

From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the Nasdaq Global Market under the symbol “CPLA.” The following table sets forth, for the periods indicated, the high and low sales price of the Company’s common stock as reported on the Nasdaq Global Market.

	High	Low
2011
First Quarter (January 1, 2011 – March 31, 2011)	$69.85	$46.82
Second Quarter (April 1, 2011 – June 30, 2011)	$54.86	$41.64
Third Quarter (July 1, 2011 – September 30, 2011)	$47.89	$27.38
Fourth Quarter (October 1, 2011 – December 31, 2011)	$36.77	$26.12

2010
First Quarter (January 1, 2010 – March 31, 2010)	$93.90	$67.40
Second Quarter (April 1, 2010 – June 30, 2010)	$98.01	$77.57
Third Quarter (July 1, 2010 – September 30, 2010)	$96.51	$56.44
Fourth Quarter (October 1, 2010 – December 31, 2010)	$82.95	$51.66

Holders

As of February 16, 2012, there were approximately 27 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters, which is incorporated herein by reference.

Performance Graph

The following graph compares the cumulative total return of our common stock, two industry peer groups indices, and the Nasdaq Composite Index from December 31, 2006 through December 31, 2011. We believe our industry peer group represents the majority of the market value of publicly traded companies whose primary business is postsecondary education. Changes to the industry peer group as of December 31, 2011 include the addition of Grand Canyon Education, Inc., Bridgepoint Education, Inc., Education Management Corporation, and DeVry, Inc., and exclusion of ITT Educational Services, Inc. The newly selected peer group reflects several companies that began trading as public companies in recent years, and peers that most closely align with Capella’s educational offerings.

The returns set forth on the following graph are based on historical results and are not intended to suggest future performance. The performance graph assumes $100 investment on December 31, 2006 in either our common stock, the companies in our old and new industry peer groups, or the Nasdaq Composite Index. For the companies in our industry peer groups that became public and commenced trading common stock subsequent to December 31, 2006, the graph assumes investment as of market close on the company’s first date of trading. Data for the Nasdaq Composite and our peer groups assume reinvestment of dividends. There has not been a record date for dividends to be paid on our common stock since it commenced trading on the Nasdaq Global Market, and we have no present plans to declare any dividends.

The New Peer Group included in the performance graph consists of American Public Education, Inc. (APEI), Apollo Group, Inc. (APOL), Bridgepoint Education, Inc. (BPI), DeVry, Inc. (DV), Education Management Corporation (EDMC), Grand Canyon Education, Inc. (LOPE), and Strayer Education, Inc. (STRA).

The Old Peer Group included in the performance graph consists of American Public Education, Inc. (APEI), Apollo Group, Inc. (APOL), ITT Educational Services, Inc. (ESI), and Strayer Education, Inc. (STRA).

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the three months ended December 31, 2011, the Company used $25.2 million to repurchase shares of common stock under its repurchase program.(1) The Company’s remaining authorization for common stock repurchases was $59.6 million at December 31, 2011.

The following presents the Company’s share repurchases during the quarter ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
10/1/2011 to 10/31/2011	307,261	$30.53	307,261	$25,408,583
11/1/2011 to 11/30/2011	293,706	33.76	293,706	15,491,910
12/1/2011 to 12/31/2011	174,093	33.66	174,093	59,631,498

Total	775,060	32.46	775,060	59,631,498

(1)	The Company announced its share repurchase program in July 2008. As of December 31, 2011, the Company’s Board of Directors has authorized repurchases up to an aggregate amount of $235.7 million in value of common stock under the current program. The Board of Directors authorizes the Company to repurchase outstanding shares of common stock, from time to time, depending on market conditions and other considerations. There is no expiration date on the repurchase authorizations and repurchases occur at the Company’s discretion.

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated financial and operating data as of the dates and for the periods indicated. You should read this data together with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of income data for each of the years in the three-year period ended December 31, 2011, and the selected consolidated balance sheet data as of December 31, 2011 and 2010, have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of income data for the years ended December 31, 2008 and 2007, and selected consolidated balance sheet data as of December 31, 2009, 2008 and 2007, have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results of operations to be expected for future periods.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share and enrollment data)
Statements of Income:
Revenues	$430,043	$426,123	$334,643	$272,295	$226,236
Costs and expenses:
Instructional costs and services	171,809	164,231	135,286	120,347	100,129
Marketing and promotional	132,032	120,427	99,632	82,733	69,779
General and administrative	42,933	46,464	35,803	29,113	26,378
Reduction of workforce	3,167	0	0	0	0

Total costs and expenses	349,941	331,122	270,721	232,193	196,286

Operating income	80,102	95,001	63,922	40,102	29,950
Other income, net	1,811	2,038	2,384	4,061	4,903

Income before income taxes	81,913	97,039	66,306	44,163	34,853
Income tax expense	30,370	35,860	23,637	15,375	12,069

Net income	51,543	61,179	42,669	28,788	22,784
Net loss attributable to noncontrolling interest	572	91	0	0	0

Net income attributable to Capella Education Company:	$52,115	$61,270	$42,669	$28,788	$22,784

Net income attributable to Capella Education Company per common share:
Basic	$3.42	$3.68	$2.55	$1.71	$1.39
Diluted	$3.40	$3.64	$2.51	$1.66	$1.33
Weighted average number of common shares outstanding:
Basic	15,241	16,648	16,713	16,835	16,396
Diluted	15,314	16,848	17,030	17,322	17,141
Other Data:
Depreciation and amortization(a)	$24,165	$18,512	$14,533	$12,246	$9,772
Net cash provided by operating activities	$80,304	$88,407	$69,051	$44,836	$37,179
Capital expenditures	$29,587	$25,481	$16,436	$14,375	$16,061
EBITDA(b)	$104,839	$113,604	$78,455	$52,348	$39,722
Free cash flow(c)	$50,717	$62,926	$52,615	$30,461	$21,118
Enrollment(d)	37,704	39,477	33,982	26,883	22,316

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$127,044	$193,234	$172,075	$123,597	$143,767
Working capital(e)	112,749	176,858	156,224	113,409	129,422
Total assets	235,473	262,558	231,500	179,556	200,275
Long term liabilities	23,215	12,159	9,942	7,921	7,010
Shareholders’ equity	162,599	208,586	184,266	140,837	156,874

(a)	Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets. Amortization includes amounts related to purchased software, capitalized website development costs, internally developed software, and acquired intangible assets.

(b)	EBITDA consists of net income attributable to Capella Education Company minus other income, net plus income tax expense and plus depreciation and amortization. Other income, net consists primarily of interest income earned on marketable securities, net of any interest expense for amortization of debt issuance costs. We use EBITDA as a measure of operating performance. However, EBITDA is not a recognized measurement under U.S. generally accepted accounting principles (GAAP) and when analyzing our operating performance, investors should use EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow, as it does not consider certain cash requirements such as tax payments.

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

The following table provides a reconciliation of net income to EBITDA:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Net income attributable to Capella Education Company	$52,115	$61,270	$42,669	$28,788	$22,784
Other income, net	(1,811)	(2,038)	(2,384)	(4,061)	(4,903)
Income tax expense	30,370	35,860	23,637	15,375	12,069
Depreciation and amortization	24,165	18,512	14,533	12,246	9,772

EBITDA	$104,839	$113,604	$78,455	$52,348	$39,722

(c)	Free cash flow is derived by deducting capital expenditures from cash flow from operating activities as presented in the statement of cash flows under GAAP. We use free cash flow as one measure to monitor and evaluate performance. However, free cash flow is not a recognized measurement under GAAP, and when analyzing our cash generating ability, investors should use free cash flow in addition to, and not as an alternative for, cash flow from operating activities as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of free cash flow may not be comparable to similarly titled measures of other companies.

We believe free cash flow is a meaningful measure to investors because it permits investors to view our performance using the same tools that management uses to assess our cash generating capabilities. We believe this measure is also useful to investors because it is an indication of cash flow that may be available to fund further investments in future growth initiatives.

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

The following table provides a reconciliation of cash flow from operating activities to free cash flow:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Net cash provided by operating activities	$80,304	$88,407	$69,051	$44,836	$37,179
Capital expenditures	(29,587)	(25,481)	(16,436)	(14,375)	(16,061)

Free cash flow	$50,717	$62,926	$52,615	$30,461	$21,118

(d)	Enrollment reflects the total number of learners registered in a course as of the last day of classes for such periods.

(e)	Working capital is calculated by subtracting total current liabilities from total current assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

Resource Development International Limited (RDI), a wholly owned subsidiary, is an independent provider of United Kingdom (UK) university distance learning qualifications and markets, develops and delivers these programs worldwide via its offices and partners across Asia, North America, Africa and Europe.

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

Key Trends, Developments and Challenges

The following developments and trends present opportunities, challenges and risks toward achieving our goal of providing attractive returns to our shareholders:

•

Introduction of new programs and specializations. In 2011, we introduced three new degree programs and fourteen new specializations; in 2010, we launched eight new degree programs and fifteen new specializations. We expect to continue to introduce additional degree programs and specializations across our markets in the future, as we believe this will further position Capella for long-term success. Certain types of new programs or specializations may require the Department of Education (DOE or Department) notification and/or approval, which could have an impact on the anticipated timeframe to launch new offerings.

We invest in program and specialization development, as well as support infrastructure and marketing and selling, when introducing new programs and specializations. In general, during the period of new program and specialization introduction, the associated revenues and operating income may grow at a slower rate than our established programs. As our newer programs and specializations develop, we anticipate increases in enrollment, more cost-effective delivery of instructional and support services and more efficient marketing and promotional processes.

•

Establishing new growth platforms. We seek to drive long-term growth that is an extension of our core competencies into new markets. We are pursuing this extension through a small business development team that is exploring early stage opportunities. This may result in increased new business development costs focused on researching, identifying and cultivating these new opportunities.

•

RDI acquisition. In July 2011, we acquired RDI to access the fast-growing international higher education market. RDI has a significant presence in the UK and certain Commonwealth countries. Although we believe the acquisition will have a positive impact on our revenue growth, there are certain factors that may result in lower revenue growth, including regulation changes in the UK Higher Education sector or changes in RDI’s university partner relationships. Currently, RDI partners with several universities to validate degrees since RDI does not have its own Taught Degree Awarding Powers.

RDI was dilutive to our earnings in the fourth quarter of 2011, which included effects of purchase accounting and amortization of intangibles. We expect the financial results of RDI to be dilutive to our earnings in 2012, in part related to amortization of intangibles and integration expenses.

•

Competition for high-quality inquiries. As the industry has evolved to address regulatory concerns, competition for high-quality inquiries has increased across all degree levels. The increased competition has resulted in higher costs to acquire high-quality inquiries, especially through aggregator channels. We responded to the higher competition by reinforcing our commitment to quality inquiries within our targeted professional markets through a more strategic shift towards brand-focused marketing. The shift has also resulted in improved conversion rates of prospective learners.

With the changes we have made to date, a significantly lower percentage of inquiries is now generated from the aggregator channel and conversion rates have improved. However, the number of inquiries previously generated in the aggregator channel has not yet been fully replaced but we are starting to see moderating costs per enrollment. We believe building our brand awareness will produce long-term efficiencies and increase our ability to attract high-quality learners on a long-term sustainable basis.

•

Current market environment. The market continues to present challenging conditions. We survey prospective learners on a regular basis and continue to see hesitation to take on the financial responsibility of a university education in the current market environment. Although the decision cycle for prospective learners continues to be at historically long levels, we remain focused on attracting the right learners and learner success.

•

Initiatives to improve learner success. As we continue to position Capella to drive sustainable growth, we are focused on improving learner success rates particularly in the first four quarters of enrollment, while maintaining a high standard of academic quality and rigor. In order to further increase our focus on improving the learner experience and attracting learners who are more likely to persist in our programs, we recently implemented various measures likely to affect our growth and profitability, at least in the near term, including the following:

•

Transitioning our marketing approaches to more effectively identify learners with the ability to succeed in our educational programs, including reduced emphasis on the utilization of third parties for inquiry generation and greater emphasis on reaching prospective learners earlier in their decision cycle;

•	Optimizing and refining our brand messaging to key professions and working to increase efficiencies across all of our marketing channels;

•

Investing in our actionable analytics capabilities even further to leverage data, refine our models and accurately predict the likelihood of a prospective and new learner persisting to critical thresholds of success in those first four quarters of enrollment by providing clear information near-real-time to our learners, faculty, advisors and staff to help learners persist and successfully complete their programs; and,

•

Diversifying outside of Capella University by establishing access to new markets, creating innovative new learning technologies that have potential to increase affordability, and better serve the life-long learning needs of working adult professionals.

We expect some of these initiatives may adversely impact our new and active enrollment and revenue in 2012, and potentially beyond. However, we believe these efforts are in the best interest of our learners and over the long-term will improve learner success and lifetime revenue, which, in turn, will position us for more sustainable long-term growth.

•

New enrollment growth. We have historically experienced double-digit new enrollment growth. In 2011, we experienced negative new enrollment growth and expect continued new enrollment pressure. We expect negative new enrollment growth to adversely impact our active enrollments, revenues, financial condition, results of operations and cash flows in the near term.

•

Reduction of workforce. In February 2011, we implemented a strategic reduction of workforce by eliminating approximately 120 positions and incurred charges of approximately $1.9 million in the year-ended December 31, 2011. In November 2011, we announced an additional targeted reduction of workforce in line with our 2012 strategy. We eliminated approximately 65 positions and incurred charges of approximately $1.3 million. We expect to realize an annualized cost savings resulting from both reductions of workforce of approximately $17.5 to $18.0 million.

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

•	Summary of the final regulation. A program leads to gainful employment in a recognized occupation if it meets one of the following metrics:

(1)	Loan Repayment Rate—at least 35 percent of former students are repaying their loans. The repayment rate generally is measured using the student’s third and fourth year of repayment, with a few exceptions. If there are 30 or fewer borrowers in a two-year period, the repayment rate period will be expanded to include borrowers in the third, fourth, fifth and sixth years. If there are still fewer than 30 borrowers after that point, the program is considered to have passed the metric.

(2)	Debt to Earnings Ratio—either (a) the estimated annual loan repayment of a typical graduate does not exceed 30 percent of his or her discretionary income (income above 150% of the poverty level), or (b) the estimated annual loan payment of a typical graduate does not exceed 12 percent of his or her total earnings. The ratios generally will be based upon students in their third and fourth years after graduation, with the same exceptions pertaining to small cohort programs described immediately above, for the repayment rate metric. Debt will be calculated based upon the program’s median debt, which will include private loans. Annual payments will be calculated based on a 10-year standard repayment plan for certificate and associates degree programs, 15 years for bachelor’s and master’s programs, and 20 years for graduate and professional programs. Debt incurred for living expenses is excluded from the calculation.

(3)	If a program fails both the Loan Repayment and Debt to Earnings metrics—

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

•

U.S. congressional hearings. The Health, Education, Labor and Pensions Committee of the U. S. Senate (HELP Committee) has held a series of hearings, initially in June 2010 and most recently on June 7, 2011, focused on the proprietary education sector and student loan debt. We believe that future hearings on the for-profit sector may be held. In addition, other Congressional hearings have been or are expected to be held regarding various aspects of the education industry that may affect our business, including hearings before the House Education and Workforce Committee and the Senate Homeland Security and Governmental Affairs’ Subcommittee on Federal Financial Management, Government Information, Federal Services and International Security. We have been and intend to continue being responsive to the requests of the HELP Committee. Any action by Congress that significantly reduces Title IV program funding or the eligibility of Capella University or our learners to participate in Title IV programs would have a material adverse effect on our financial condition, results of operations and cash flows.

•

Recently enacted laws. The Budget Control Act of 2011 was signed into law on August 2, 2011. The law contains provisions that eliminate the subsidized Stafford loan program for graduate learners effective July 1, 2012. In the subsidized Stafford loan program, the federal government pays the interest that accrues while the learner is in school. The learner is then responsible for the interest that accrues after they leave the institution. Graduate learners can still obtain federal financial aid through the unsubsidized Stafford loan program. In the unsubsidized Stafford loan program, the learner can choose to either pay the interest that accrues while they are in school or defer payments on the interest until they leave the institution—both accrue at 6.8%. Graduate learners can still participate in the subsidized Stafford loan program until July 1, 2012. The impact to Capella will manifest in slightly larger debt loads and monthly debt payments for our exiting students.

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

Based on the final audit report for the financial aid years 2002-2003 through 2004-2005, the most significant potential financial exposure pertains to repayments to the DOE that could be required if the FSA concludes that Capella University did not properly calculate the amount of Title IV funds required to be returned for learners that withdrew without providing an official notification of such withdrawal and without engaging in the courseroom prior to such withdrawal. If the FSA determines that Capella University improperly withheld any portion of these funds, Capella University would be required to return the improperly withheld funds. We and the OIG have differing interpretations of the relevant regulations regarding what constitutes engagement in the unofficial withdrawal context. As we interpret the engagement requirement, we currently estimate that for the three year audit period, and for the subsequent aid years through 2007-2008, the total amount of Title IV funds not returned, for learners who withdrew without providing official notification and without engaging as required in the relevant regulations, was approximately $1.0 million including interest, but not including fines and penalties. If this difference of interpretation is ultimately resolved in a manner adverse to us, then the total amount of Title IV funds not returned for learners who withdrew without providing official notification would be greater than the amount we have currently estimated.

Our Key Financial Results Metrics

Revenues. Revenues consist principally of tuition, application fees, and commissions we earn from bookstore and publication sales. During each of 2011, 2010, and 2009 tuition represented approximately 99.4%, 98.9%, and 98.8% of our revenues, respectively. Factors affecting our revenues include: (i) the number of enrollments; (ii) the number of courses per learner; (iii) our degree and program mix; (iv) the number of programs and specializations we offer; (v) annual tuition adjustments; and (vi) the number of colloquia events and learners at each event.

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

The following is a summary of our learners as of the last day of classes for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Doctoral	11,619	12,058	11,051
Master’s	17,049	18,740	16,331
Bachelor’s	8,489	8,435	6,411
Other	547	244	189

Total	37,704	39,477	33,982

Tuition and Fees. Our tuition rates vary by type and length of program and by degree level, such as doctoral, master’s or bachelor’s. For all learners in master’s and bachelor’s programs, tuition is charged on a per course basis. Prices per course ranged from $1,300 to $2,364 for the 2011-2012 academic year (beginning in July 2011) and from $1,300 to $2,280 for the 2010-2011 academic year (beginning in July 2010). The price of the course varies based upon the number of credit hours, the degree level of the program and the discipline.

The majority of doctoral programs are priced at a fixed quarterly amount ranging from $4,071 to $4,575 per learner for the 2011-2012 academic year and from $3,990 to $4,485 per learner for the 2010-2011 academic year, regardless of the number of courses in which the learner was registered. For select doctoral programs, tuition is charged on a per course basis. Prices per course ranged from $2,435 to $4,080 for the 2011-2012 academic year and from $2,350 to $4,000 for the 2010-2011 academic year .

“Other” in the enrollment table above refers primarily to certificate-seeking learners. Certificate programs generally consist of four courses, and the price of a course depends on the number of credit hours and the discipline. Prices per course in certificate programs generally ranged from $1,796 to $2,364 for the 2011-2012 academic year and from $1,760 to $2,280 for the 2010-2011 academic year.

Tuition increases have not historically been, and may not be in the future, consistent across our programs and specializations due to market conditions, program differentiation or changes in operating costs that have an impact on price adjustments of individual programs or specializations. Capella University implemented a weighted average tuition increase of 2.4% for the 2011-2012 academic year.

Refer to the University’s website, www.capella.edu/schools_programs/degrees.aspx, for tuition costs and credits required by individual degree. These program costs will vary by learner based upon the program and specialization selected, the number of courses taken per quarter and the number of transfer credits earned at other institutions. Additionally, we offer scholarships and tuition discounts, under a variety of different programs, to members of the armed forces and in connection with our various corporate, healthcare, federal and educational marketing relationships.

A large portion of our learners rely on funds received under various government-sponsored student financial aid programs, predominantly Title IV programs, to pay a substantial portion of their tuition and other education-related expenses. In the years ended December 31, 2011, 2010, and 2009, approximately 79%, 78%, and 78%, respectively, of our revenues (calculated on a cash basis) were attributable to funds derived from Title IV programs. In addition to Title IV funding, our learners receive financial aid from other governmental sources, tuition reimbursement from their employers or the Department of Defense or finance their education with their own funds or through private financing institutions.

Costs and expenses. We categorize our costs and expenses as (i) instructional costs and services expenses, (ii) marketing and promotional expenses and (iii) general and administrative expenses.

Instructional costs and services expenses are items of expense directly attributable to the educational services we provide our learners. This expense category includes costs associated with core faculty, part-time faculty, administrators, academic advisors, academic records, financial aid and other university services. Also included are expenses related to an allocation of facility, admissions and human resources costs, share-based compensation expense, depreciation and amortization and information technology costs that are attributable to providing educational services to our learners. Instructional pay for part-time faculty varies across programs and is primarily dependent on the number of learners taught.

Marketing and promotional expenses include salaries and benefits of personnel engaged in recruitment and promotion, as well as costs associated with advertising and the production of marketing materials related to new enrollments and current learners. Our marketing and promotional expenses are generally affected by the cost of advertising media, the efficiency of our marketing efforts, salaries and benefits for our sales personnel, brand spending, and the number of advertising initiatives for new and existing academic programs. Marketing and promotional expenses also include an allocation of facility, admissions and human resources costs, share-based compensation expense, depreciation and amortization and information technology costs that are attributable to marketing and promotional efforts.

General and administrative expenses include salaries and benefits of employees engaged in corporate management, new business development, finance, compliance and other corporate functions, together with an allocation of facility and human resources costs, share-based compensation expense, depreciation and amortization and information technology costs attributable to such functions. General and administrative expenses also include bad debt expense and any charges associated with asset impairments.

Other income, net. Other income, net consists primarily of interest income earned on cash, cash equivalents and marketable securities.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest consists of Sophia’s minority owner’s portion of Sophia’s losses.

Critical Accounting Policies and Use of Estimates

The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). In connection with the preparation of our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates and assumptions on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, contingencies, share-based compensation expense, other than temporary impairments, goodwill and intangible assets, income taxes and noncontrolling interest. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.

We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition. Tuition revenue represented approximately 99.4%, 98.9%, and 98.8% of our revenues recognized for each of the years ended December 31, 2011, 2010, and 2009, respectively. Course tuition revenue is deferred and recognized as revenue ratably over the period of instruction, which is generally from one and a half to three months. If a learner withdraws or drops a course, we follow the University refund policy, which generally is: 100 percent refund through five days, 75 percent refund from six to twelve days, and zero percent refund for the remainder of the period. The refund policy varies slightly for learners within certain states due to state rules or regulations. We do not recognize revenue for learners who enroll but never engage in the courseroom. Refunds are recorded as a reduction of revenue in the period that the learner withdraws from a course. If a partial refund is given to a learner in accordance with the University refund policy, the portion of the revenue which has been earned by us is recognized over the remaining period of instruction.

Colloquia tuition revenue is recognized over the length of the colloquia, which ranges from three days to two weeks. Deferred revenue in any period represents the excess of tuition and fees received as compared to tuition and fees recognized in revenue on the consolidated statement of operations and is reflected as a current liability on our consolidated balance sheet.

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

As of December 31, 2011 and 2010, the allowance for doubtful accounts was approximately $5.8 million and $3.8 million, respectively. During 2011, 2010, and 2009, we recognized bad debt expense of $10.6 million, $8.7 million, and $7.0 million, respectively.

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

Share-based compensation. We measure and recognize compensation expense for share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values of the share award on the date of grant. The fair value of our service-based stock options was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2011	2010	2009
Expected life (in years)(1)	4.40	4.42	4.58
Expected volatility(2)	43.1%	41.8%	45.4%
Risk-free interest rate(3)	2.0%	0.92-1.58%	1.7-2.0%
Dividend yield(4)	0.0%	0.0%	0.0%
Weighted-average fair value of options granted	$19.07	$32.13	$21.16

(1)	The expected life of our options granted during the years ended December 31, 2011, 2010, and 2009 is based upon our historical stock option activity.

(2)	The expected volatility assumption for the years ended December 31, 2011, 2010, and 2009 is based upon our own historical stock price and the expected life of the options.

(3)	The risk-free interest rate assumption is based upon the U.S. Treasury zero coupon yield curve on the grant date for a maturity similar to the expected life of the options.

(4)	The dividend yield assumption is based on our history and expectation of regular dividend payments. We have not historically and currently do not pay dividends.

In determining share-based compensation expense, significant management judgment and assumptions are required concerning such factors as expected term, expected volatility and forfeitures. In our opinion, the assumptions that have the most significant affect on the fair value of our service-based stock options and, therefore, share-based compensation expense, are the expected life and expected volatility. The following table illustrates how changes to the Black-Scholes option pricing model assumptions would affect the weighted-average fair values as of the grant date for grants made during fiscal year 2011:

	Expected Volatility
Expected Life (Years)	38.1%	43.1%	48.1%
3.90	$16.23	$17.99	$19.71
4.40	$17.25	$19.07	$20.88
4.90	$18.20	$20.11	$21.97

As share-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the fair value assigned to the underlying assets acquired and assumed liabilities. At the time of an acquisition, we allocate the goodwill and related assets and liabilities to its respective reporting unit. Management identifies its reporting unit by assessing whether the components of its operating segment constitutes businesses for which discrete financial information is available and management regularly reviews the operating results of those components. We will assess goodwill annually in the fourth quarter for impairment or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount.

We test for goodwill impairment at the reporting unit level by applying a two-step test. In the first step, we compare the fair value of the reporting unit to the carrying value of its net assets. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and no further testing is required. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, we perform a second step to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. An impairment loss is recognized to the extent the implied fair value of the goodwill is less than the carrying amount of the goodwill. We did not record any impairment charges for the year-ended December 31, 2011.

Finite-lived intangible assets that are acquired in business combinations are recorded at fair market value on their acquisition date and are amortized on a straight-line basis to reflect the economic useful life of the asset. We do not currently have any infinite-lived intangible assets.

Accounting for income taxes. We account for income taxes utilizing the asset and liability method and compute the differences between the tax basis of assets and liabilities and the related financial amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. Realization of the deferred tax assets, net of deferred tax liabilities, is principally dependent upon achievement of projected future taxable income offset by deferred tax liabilities. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets or other elements of the tax provision. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to examination by tax authorities in the ordinary course of business. We periodically assess the likelihood of adverse outcomes resulting from these examinations to determine the impact on our deferred taxes and income tax liabilities and the adequacy of our provision for income taxes. Changes in income tax legislation, statutory income tax rates, or future taxable income levels, among other things, could materially impact our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods.

We are subject to U.S. federal income tax and multiple state jurisdictions, as well as United Kingdom corporation tax and Hong Kong profits tax. Currently, the state of New York has initiated an income tax audit for the years 2008-2010. During 2011, we completed income tax audits for tax years 2006-2009 with the state of Minnesota and the state of Oregon, and tax years 2008-2009 with the state of Illinois.

For U.S. federal and United Kingdom corporation tax purposes, the statute of limitations remains open on tax years from 2007. For Hong Kong, the statute of limitations is 6 years and for state purposes, the statute of limitations varies by jurisdiction, but is generally from 3 to 5 years. For Hong Kong and those states that generated net operating losses in earlier years, the statute of limitations begins to run in the year subsequent to the utilization of net operating losses.

We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. As of December 31, 2011, we had $0.4 million of total gross unrecognized tax benefits. Of this total, $0.1 million (net of the federal benefit on state issues), represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

We continue to recognize interest and penalties related to uncertain tax positions in income tax expense. We recognized $27 thousand, $0.1 million, and $0.1 million in interest and penalties related to uncertain tax positions in income tax expense during the years ended December 31, 2011, 2010, and 2009, respectively.

We do not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months. In October, 2011, the statute of limitations expired on state issues related to tax year 2006 with no material impact expected on the unrecognized tax benefits. In September and October 2012, the statute of limitations will expire on approximately $0.4 million in unrecognized tax benefits related federal and state issues in tax year 2008.

Noncontrolling interest. The equity interests in Sophia not owned by the Company are reported as redeemable noncontrolling interest on our consolidated balance sheet. Losses incurred by Sophia were charged to the Company and to the noncontrolling interest holder based on ownership percentage.

There is a put option within the Sophia Learning, LLC agreement which permits the noncontrolling interest holder to put its shares to the Company within a specified time period. Since these shares are outside of our control, the noncontrolling interest is considered contingently redeemable and thus is presented in mezzanine equity in our consolidated balance sheet. Pursuant to authoritative guidance, if the value of the contingently redeemable noncontrolling interest is less than fair market value, and it is probable that the contingency related to the put option will be met, then the carrying value of the contingently redeemable noncontrolling interest must be adjusted to fair market value through a charge directly to retained earnings.

As we have determined that it is probable that the put option will be exercised based upon the passage of time, we performed a valuation of the contingently redeemable noncontrolling interest to determine fair market value. As a result of this valuation, management determined that a charge of approximately $0.7 million to retained earnings was needed at December 31, 2011.

Results of Operations

The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for year-ended December 31, 2011 compared to the year-ended December 31, 2010:

	Year-Ended December 31,
	$ (in thousands)		$ Change	% Change	% of Revenue
	2011	2010	2011 vs. 2010		2011	2010	2011 vs. 2010
Revenues	$430,043	$426,123	$3,920	0.9%	100.0%	100.0%	0.0%
Costs and expenses:
Instructional costs and services	171,809	164,231	7,578	4.6	40.0	38.5	1.5
Marketing and promotional	132,032	120,427	11,605	9.6	30.7	28.3	2.4
General and administrative	42,933	46,464	(3,531)	(7.6)	10.0	10.9	(0.9)
Reduction of workforce	3,167	0	3,167	100.0	0.7	0.0	0.7

Total costs and expenses	349,941	331,122	18,819	5.7	81.4	77.7	3.7

Operating income	80,102	95,001	(14,899)	(15.7)	18.6	22.3	(3.7)
Other income, net	1,811	2,038	(227)	(11.1)	0.4	0.5	(0.1)

Income before income taxes	81,913	97,039	(15,126)	(15.6)	19.0	22.8	(3.8)
Income tax expense	30,370	35,860	(5,490)	(15.3)	7.1	8.4	(1.3)

Effective tax rate	37.1%	37.0%
Net income	51,543	61,179	(9,636)	(15.8)	11.9	14.4	(2.5)
Net loss attributable to noncontrolling interest	572	91	481		0.2	0.0	0.2

Net income attributable to Capella Education Company	$52,115	$61,270	$9,155	15.0%	12.1%	14.4%	(2.3)%

Revenues. The increase in revenues in 2011 compared to 2010 was primarily driven by 2.0 percentage points from the impact of tuition increases and a 0.1 percentage point increase related to a larger proportion of doctoral learners who generate more revenue per learner than our master’s or bachelor’s learners. These increases were offset by 1.2 percentage points related to decreased end of period enrollments at December 31, 2011 compared to December 31, 2010. Tuition increases in 2011 generally ranged from zero to seven percent and were implemented in July 2011.

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

Instructional costs and services expenses as a percent of revenue increased compared to prior year primarily due to the addition of approximately 150 full-time core faculty throughout 2010, an increase in depreciation and amortization expense as a result of increased capital investments related to the learner experience and academic quality in 2010 and 2011, as compared to 2009 and 2010, and continued investment in curriculum and course room development. These increases were slightly offset by a decrease in estimated bonus expense and a by a decrease in cost per learner driven by efficiencies gained in the course room.

Marketing and promotional expenses. Marketing and promotional expenses, and marketing and promotional expenses as a percent of revenues, increased compared to prior year primarily as a result of increased core marketing efforts and brand advertising, which focused on improving conversion rates and new enrollment growth, and an increase in the cost per inquiry. This increase is partially offset by a reduction in engagement and enrollment services workforce due to lower inquiries and new enrollment volume.

General and administrative expenses. General and administrative expenses, and general and administrative expenses as a percentage of revenue, decreased compared to the same period in the prior year due to greater investments in market research in 2010 compared to 2011 and a decrease in estimated bonus expense. These decreases were slightly offset by an increase in bad debt expense as a result of the new Title IV program integrity rules.

Reduction of workforce. In February 2011, we implemented a strategic reduction of workforce by eliminating approximately 120 positions and incurred charges of approximately $1.9 million in the year-ended December 31, 2011. In November 2011, we announced an additional targeted reduction of workforce in line with our 2012 strategy. We eliminated approximately 65 positions and incurred charges of approximately $1.3 million. We expect to realize an annualized cost savings of approximately $17.5 to $18.0 million as a result of both reductions.

Other income, net. Other income, net decreased in 2011 compared to 2010 principally due to reduced income levels as a result of lower average cash, cash equivalents and marketable securities balances.

Income tax expense. The increase in our effective tax rate from 2010 to 2011 was primarily due to foreign and noncontrolling interest losses for which we receive a lower tax benefit and nondeductible transaction costs associated with the acquisition of RDI.

Net income. Net income decreased in 2011 compared to 2010 due to the factors discussed above.

The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for year-ended December 31, 2010 compared to the year-ended December 31, 2009:

	Year-Ended December 31,
	$ (in thousands)		$ Change	% Change	% of Revenue
	2010	2009	2010 vs. 2009		2010	2009	2010 vs. 2009
Revenues	$426,123	$334,643	$91,480	27.3%	100.0%	100.0%	0.0%
Costs and expenses:
Instructional costs and services	164,231	135,286	28,945	21.4	38.5	40.4	(1.9)
Marketing and promotional	120,427	99,632	20,795	20.9	28.3	29.8	(1.5)
General and administrative	46,464	35,803	10,661	29.8	10.9	10.7	0.2

Total costs and expenses	331,122	270,721	60,401	22.3	77.7	80.9	(3.2)

Operating income	95,001	63,922	31,079	48.6	22.3	19.1	3.2
Other income, net	2,038	2,384	(346)	(14.5)	0.5	0.7	(0.2)

Income before income taxes	97,039	66,306	30,733	46.4	22.8	19.8	3.0
Income tax expense	35,860	23,637	12,223	51.7	8.4	7.1	1.3

Effective tax rate	37.0%	35.6%
Net income	61,179	42,669	18,510	43.4	14.4	12.7	1.7
Net loss attributable to noncontrolling interest	91	0	91		0.0	0.0	0.0

Net income attributable to Capella Education Company	$61,270	$42,669	$18,601	43.6%	14.4%	12.7%	1.7%

Revenues. The increase in revenues in 2010 compared to 2009 was primarily driven by 26.7 percentage points from increased enrollments and 3.0 percentage points from tuition increases, partially offset by 2.3 percentage points due to a larger proportion of master’s and bachelor’s learners, who generated less revenue per learner than our doctoral learners. End-of-period enrollment increased 16.2 percent in 2010 compared to 2009. Tuition increases in 2010 generally ranged from zero to seven percent and were implemented during July 2010.

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

Quarterly Results and Seasonality

The following tables set forth certain unaudited financial and operating data each quarter during the years ended December 31, 2011 and 2010. The unaudited information reflects all adjustments, which include only normal and recurring GAAP adjustments, necessary to present fairly the information shown.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except for per share and enrollment data)
2011
Revenues	$111,354	$106,400	$102,306	$109,983
Operating income	22,467	23,903	14,857	18,875
Net income attributable to Capella Education Company	14,609	15,515	9,934	12,057
Net income attributable to Capella Education Company per common share:
Basic	$0.90	$1.00	$0.66	$0.85
Diluted	$0.90	$0.99	$0.66	$0.85
Enrollment	39,904	38,072	35,755	37,704

2010
Revenues	$101,233	$105,157	$105,010	$114,723
Operating income	23,215	22,482	21,007	28,297
Net income attributable to Capella Education Company	15,162	14,574	13,478	18,056
Net income attributable to Capella Education Company per common share:
Basic	$0.90	$0.87	$0.81	$1.10
Diluted	$0.89	$0.86	$0.80	$1.09
Enrollment	37,178	38,669	38,634	39,477

Our revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in enrollment. Learner population varies as a result of new enrollments, graduations and learner attrition. The sequential quarterly increase in enrollments has typically been the greatest in the fourth quarter of each respective year, which corresponds with a traditional Fall school start. The larger relative increases in enrollments in the fourth quarter have resulted in larger sequential increases in revenue during the fourth quarter than in other quarters. A significant portion of our general and administrative expenses does not vary proportionately with fluctuations in revenues, resulting in larger relative increases in operating income in the fourth quarter relative to increases between other quarters. In addition, we typically implement tuition increases at the beginning of an academic year, which coincides with the start of the third quarter of each fiscal year. We expect quarterly fluctuations in operating results to continue as a result of these seasonal patterns.

In addition to our recurring seasonal patterns described above, our quarterly revenue is impacted by the timing of our colloquia tuition revenue, as evidenced in the fourth quarter of both 2011 and 2010. We typically have fourteen to sixteen colloquia per year.

Liquidity and Capital Resources

Liquidity

We financed our operating activities and capital expenditures during the years ended December 31, 2011, 2010, and 2009 primarily through cash provided by operating activities. Our cash, cash equivalents and marketable securities were $127.0 million and $193.2 million at December 31, 2011 and 2010 respectively. Our cash, cash equivalents and marketable securities decreased primarily due to an increase in share repurchase activity during 2011.

On September 30, 2011, we entered into an unsecured revolving credit agreement (the Credit Agreement) with Bank of America, N.A., and certain other lenders. The Credit Agreement provides $100.0 million of borrowing capacity, with an increase option of an additional $50.0 million. The Credit Agreement has a term of five years ending September 30, 2016. As of December 31, 2011, there were no borrowings under the credit facility and we were in compliance with all debt covenants.

Our previous $10.0 million line of credit facility with Wells Fargo Bank, set to expire July 31, 2012, was terminated upon entering into the Credit Agreement. On July 20, 2011, the Department of Education approved the cancellation and release of the $1.6 million letter of credit issued under the previous letter of credit.

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

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2011 was $80.3 million, compared to $88.4 million for the year ended December 31, 2010. The decrease was primarily due to a decrease in net income, an increase in accounts receivable due to a change in the Return to Title IV participation requirements, and a decrease in cash from accounts payable and accrued liabilities due to a decrease in accrued bonus expense, and the timing of payroll and vendor invoices.

The decrease was partially offset by an increase in depreciation and amortization as a result of greater capital expenditures in 2011 and 2010, and a decrease in excess tax benefits from share-based compensation as a result of fewer exercises of share-based compensation and higher stock prices in 2010 compared to 2011.

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

Investing Activities

Cash provided by or used in investing activities is primarily related to capital expenditures, the sale or maturities of marketable securities, and net cash payment for the acquisition of RDI. Net cash provided by investing activities was $5.7 million for the year ended December 31, 2011. Net cash used in investing activities was $74.7 million for the year ended December 31, 2010, and net cash provided by investing activities was $5.9 million for the year ended December 31, 2009.

Cash provided by investing activities for the year-ended December 31, 2011 consisted primarily of net maturities of tax-exempt municipal securities, which was partially offset by cash used for capital expenditures and the net cash payment for the acquisition of RDI. Net maturities of marketable securities were $47.9 million during the year ended December 31, 2011. Net purchases of these securities were $49.2 million during the year ended December 31, 2010. The maturities of marketable securities in 2011 were held as cash and cash equivalents at December 31, 2011.

We believe the credit quality and liquidity of our investment portfolio as of December 31, 2011 is strong. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply/demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity. However, even with this approach, we may incur investment losses as a result of unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Capital expenditures were $29.6 million, $25.5 million, and $16.4 million for the years ended December 31, 2011, 2010, and 2009, respectively. Capital expenditures in 2011 primarily consist of investments in a data center, data analytics, and other investments related to improving the learner experience and academic quality. We expect that our capital expenditures in 2012 will be approximately six to seven percent of revenues and we expect to be able to fund these capital expenditures with cash generated from operations.

During the year ended December 31, 2011, we used $12.6 million in cash as payment for the acquisition of RDI, net of cash acquired. We currently lease all of our facilities and expect to make future payments on existing leases from cash generated from operations.

Financing Activities

Net cash used in financing activities was $101.5 million, $38.7 million, and $3.8 million for the year ended December 31, 2011, 2010, and 2009, respectively. In 2011, we repurchased $103.4 million of common stock under our repurchase program, compared to $49.8 million and $14.7 million in 2010 and 2009, respectively. Repurchases of common stock increased $53.6 million in 2011 over 2010, and $35.1 million in 2010 over 2009.

Contractual Obligations

The following table sets forth, as of December 31, 2011, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating leases(a)	$46,755	$7,032	$13,250	$13,254	$13,219
Other obligations(b)	10,838	10,838	0	0	0

Total contractual obligations	$57,593	$17,870	$13,250	$13,254	$13,219

(a)	Minimum lease commitments for our headquarters, RDI’s office space, miscellaneous office equipment and software license agreements.

(b)	Other obligations include commitments for marketing related contracts.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2011, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $0.4 million of unrecognized tax benefits have been excluded from the Contractual Obligations table above.

Due to the uncertainty with respect to the timing of future borrowings associated with our credit facility, we are unable to make reasonably reliable estimates of any commitment fees charged on the unused portion of the credit facility. Therefore, the maximum estimated commitment fee of $0.4 million per annum is excluded from the Contractual Obligations table above.

As the timing of when RDI may be awarded Taught Degree Awarding Powers (TDAP) is uncertain, the contingent consideration of $5.9 million is excluded from the Contractual Obligations table above. The $5.9 million represents the fair value of the contingent consideration and is included in other liabilities as of December 31, 2011.

During the period beginning April 30, 2014 and ending October 30, 2014, the noncontrolling interest holder may require us to purchase all, and not less than all, of its ownership interest for an amount equal to the then fair market value. Such fair market value cannot be determined at this point, and therefore is excluded from the Contractual Obligations table above. As of December 31, 2011, the fair market value of the redeemable noncontrolling interest was approximately $1.2 million.

Regulation and Oversight

We are subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act (HEA) and the regulations promulgated thereunder by the DOE subject us to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy to participate in Title IV programs.

Title IV Compliance Audit of Capella University. We perform periodic reviews and self audits of our compliance with the various applicable regulatory requirements of the DOE and state regulatory authorities. We have not been notified by any of the various regulatory agencies of any significant noncompliance matters that would adversely impact our ability to participate in Title IV programs, however, the OIG of the DOE has conducted a compliance audit of Capella University. The audit commenced on April 10, 2006 and we subsequently provided the OIG with periodic information, responded to follow up inquiries and facilitated site visits and access to the Company’s records. The OIG completed its field work in January 2007 and the Company received a draft audit report on August 23, 2007. Capella University provided written comments on the draft audit report to the OIG on September 25, 2007. On March 7, 2008, the OIG’s final report was issued to the Acting Chief Operating Officer (COO) for Federal Student Aid (FSA), which is responsible for primary oversight of the Title IV funding programs. We responded to the final report on April 8, 2008. In 2009, we provided FSA staff with certain requested information for financial aid years 2002-2003 through 2006-2007. The FSA will subsequently issue final findings and requirements for Capella University. The FSA may take certain actions, including requiring that we refund certain federal student aid funds, requiring us to modify our Title IV administration procedures, and/or requiring us to pay fines or penalties.

Based on the final audit report for the financial aid years 2002-2003 through 2004-2005, the most significant potential financial exposure pertains to repayments to the DOE that could be required if the FSA concludes that Capella University did not properly calculate the amount of Title IV funds required to be returned for learners that withdrew without providing an official notification of such withdrawal and without engaging in the courseroom prior to such withdrawal. If the FSA determines that Capella University improperly withheld any portion of these funds, Capella University would be required to return the improperly withheld funds. We and the OIG have differing interpretations of the relevant regulations regarding what constitutes engagement in the unofficial withdrawal context. As we interpret the engagement requirement, we currently estimate that for the three year audit period, and for the subsequent aid years through 2007-2008, the total amount of Title IV funds not returned, for learners who withdrew without providing official notification and without engaging as required in the relevant regulations, was approximately $1.0 million including interest, but not including fines and penalties. If this difference of interpretation is ultimately resolved in a manner adverse to us, then the total amount of Title IV funds not returned for learners who withdrew without providing official notification would be greater than the amount we have currently estimated.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2011, 2010, or 2009. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income, which is included in ASC 220, Presentation of Comprehensive Income. This update improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The guidance requires all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company elected early adoption; therefore, the guidance will be effective for its interim and annual reporting periods beginning September 30, 2011, and applied retrospectively. The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations, or disclosures.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which is included in ASC 350, Intangibles—Goodwill and Other. This update reduces the complexity, and potentially the cost, of testing goodwill for impairment. The guidance gives the Company the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, and in some cases skip the two-step impairment test. The guidance will be effective for the Company’s interim and annual reporting periods beginning January 1, 2012, and applied prospectively. The Company does not expect adoption of this guidance to have a material impact on its financial condition, results of operations, or disclosures.

We have reviewed and considered all recent accounting pronouncements and believe there are none that could potentially have a material impact on our financial condition, results of operations, or disclosures.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We have no derivative financial instruments or derivative commodity instruments. We believe the risk related to cash equivalents and marketable securities is limited due to the adherence to our investment policy, which focuses on capital preservation and liquidity. In addition, all investments must have a minimum

Standard & Poor’s rating of A minus (or equivalent) by at least one agency at the purchase date. All of our cash equivalents and marketable securities as of December 31, 2011 and December 31, 2010 were rated A minus or higher. In addition, we utilize money managers who conduct initial and ongoing credit analysis on our investment portfolio to monitor and minimize the potential impact of market risk associated with our cash, cash equivalents and marketable securities. Despite the investment risk mitigation strategies we employ, we may incur investment losses as a result of unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. Unusual and unpredictable market developments may also create liquidity challenges for certain assets in our investment portfolio.

Interest Rate Risk

We manage interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At December 31, 2011, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

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

In fiscal year 2011, we recorded $22 thousand in net foreign currency translation gains, net of tax, that are included in other comprehensive income. These gains are primarily the result of the general weakening of the U.S. dollar relative to foreign currencies during fiscal year 2011.

We have not used derivative contracts to hedge foreign currency exchange rate fluctuations.

Item 8.	Financial Statements and Supplementary Data

CAPELLA EDUCATION COMPANY

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Capella Education Company

We have audited the accompanying consolidated balance sheets of Capella Education Company as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capella Education Company at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capella Education Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Minneapolis, Minnesota

February 23, 2012

CAPELLA EDUCATION COMPANY

Consolidated Balance Sheets

(In thousands, except par value)

	As of December 31, 2011	As of December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$61,977	$77,416
Marketable securities	65,067	115,818
Accounts receivable, net of allowance of $5,789 at December 31, 2011 and $3,783 at December 31, 2010	18,239	13,680
Prepaid expenses and other current assets	12,493	8,290
Deferred income taxes	3,452	2,444

Total current assets	161,228	217,648
Property and equipment, net	50,713	44,910
Goodwill	16,980	0
Intangibles, net	6,552	0

Total assets	$235,473	$262,558

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,977	$4,599
Accrued liabilities	29,306	29,962
Income taxes payable	2,427	344
Deferred revenue	7,769	5,885

Total current liabilities	48,479	40,790
Deferred rent	4,215	3,466
Other liabilities	6,425	855
Deferred income taxes	12,575	7,838

Total liabilities	71,694	52,949

Redeemable noncontrolling interest	1,180	1,023

Shareholders’ equity:
Common stock, $0.01 par value:
Authorized shares—100,000, issued and outstanding shares—13,882 at December 31, 2011 and 16,306 at December 31, 2010	139	163
Additional paid-in capital	103,900	115,075
Accumulated other comprehensive income	307	758
Retained earnings	58,253	92,590

Total shareholders’ equity	162,599	208,586

Total liabilities and shareholders’ equity	$235,473	$262,558

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Income

(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues	$430,043	$426,123	$334,643
Costs and expenses:
Instructional costs and services	171,809	164,231	135,286
Marketing and promotional	132,032	120,427	99,632
General and administrative	42,933	46,464	35,803
Reduction of workforce	3,167	0	0

Total costs and expenses	349,941	331,122	270,721

Operating income	80,102	95,001	63,922
Other income, net	1,811	2,038	2,384

Income before income taxes	81,913	97,039	66,306
Income tax expense	30,370	35,860	23,637

Net income	51,543	61,179	42,669
Net loss attributable to noncontrolling interest	572	91	0

Net income attributable to Capella Education Company	$52,115	$61,270	$42,669

Net income attributable to Capella Education Company per common share:
Basic	$3.42	$3.68	$2.55

Diluted	$3.40	$3.64	$2.51

Weighted average number of common shares outstanding:
Basic	15,241	16,648	16,713

Diluted	15,314	16,848	17,030

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Net income	$51,543	$61,179	$42,669
Net loss attributable to noncontrolling interest	572	91	0

Net income attributable to Capella Education Company	52,115	61,270	42,669
Other comprehensive income (loss), net of tax:
Foreign currency translation loss	22	0	0
Unrealized (losses) gains on available for sale securities	(473)	(575)	758

Comprehensive income attributable to Capella Education Company	$51,664	$60,695	$43,427

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statement of Shareholders’ Equity

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings / (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2008	16,666	$166	$151,445	$575	$(11,349)	$140,837
Exercise of stock options	349	4	7,497	0	0	7,501
Share-based compensation	0	0	3,652	0	0	3,652
Income tax benefits associated with share-based compensation	0	0	3,620	0	0	3,620
Issuance of restricted stock, net	1	0	(42)	0	0	(42)
Repurchase of common stock	(253)	(2)	(14,727)	0	0	(14,729)
Net income	0	0	0	0	42,669	42,669
Unrealized gains on marketable securities	0	0	0	758	0	758

Balance at December 31, 2009	16,763	$168	$151,445	$1,333	$31,320	$184,266
Exercise of stock options	257	2	6,840	0	0	6,842
Share-based compensation	0	0	3,698	0	0	3,698
Income tax benefits associated with share-based compensation	0	0	4,325	0	0	4,325
Issuance of restricted stock, net	7	0	(119)	0	0	(119)
Noncontrolling interest contributions	0	0	(1,346)	0	0	(1,346)
Repurchase of common stock	(721)	(7)	(49,768)	0	0	(49,775)
Net income attributable to Capella Education Company	0	0	0	0	61,270	61,270
Unrealized losses on marketable securities	0	0	0	(575)	0	(575)

Balance at December 31, 2010	16,306	$163	$115,075	$758	$92,590	$208,586
Exercise of stock options	64	1	1,633	0	0	1,634
Share-based compensation	0	0	4,883	0	0	4,883
Income tax benefits associated with share-based compensation	0	0	(64)	0	0	(64)
Issuance of restricted stock, net	10	0	0	0	0	0
Accretion of noncontrolling interest	0	0	0	0	(729)	(729)
Repurchase of common stock	(2,498)	(25)	(17,627)	0	(85,723)	(103,375)
Net income attributable to Capella Education Company	0	0	0	0	52,115	52,115
Unrealized losses on marketable securities	0	0	0	(473)	0	(473)
Foreign currency translation adjustments	0	0	0	22	0	22

Balance at December 31, 2011	13,882	$139	$103,900	$307	$58,253	$162,599

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities
Net income	$51,543	$61,179	$42,669
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	10,565	8,744	6,972
Depreciation and amortization	24,165	18,512	14,533
Amortization of investment discount/premium	2,049	2,180	1,593
Asset impairment	35	19	52
Gain on disposal of property and equipment	(30)	0	0
Share-based compensation	4,883	3,698	3,652
Excess tax benefit from share-based compensation	(248)	(4,251)	(3,463)
Deferred income taxes	2,516	1,354	1,315
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(13,789)	(9,733)	(7,714)
Prepaid expenses and other current assets	(3,424)	(1,635)	(1,380)
Accounts payable and accrued liabilities	(612)	4,787	7,376
Income tax payable	1,559	5,030	3,434
Deferred rent	750	514	1,631
Deferred revenue	342	(1,991)	(1,619)

Net cash provided by operating activities	80,304	88,407	69,051
Investing activities
Capital expenditures	(29,587)	(25,481)	(16,436)
Purchases of marketable securities	(3,500)	(60,211)	(1,030)
Payment for acquisition, net of cash acquired	(12,640)	0	0
Sales and maturities of marketable securities	51,442	10,978	23,360

Net cash provided by (used in) investing activities	5,715	(74,714)	5,894
Financing activities
Excess tax benefit from share-based compensation	248	4,251	3,463
Net proceeds from exercise of stock options	1,634	6,842	7,501
Repurchase of common stock	(103,375)	(49,775)	(14,729)

Net cash used in financing activities	(101,493)	(38,682)	(3,765)
Effect of foreign exchange rates on cash	35	0	0

Net (decrease) increase in cash and cash equivalents	(15,439)	(24,989)	71,180
Cash and cash equivalents at beginning of year	77,416	102,405	31,225

Cash and cash equivalents at end of year	$61,977	$77,416	$102,405

Supplemental disclosures of cash flow information
Income taxes paid	$26,340	$29,563	$18,980

Noncash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$348	$1,110	$1,135

Noncontrolling interest contributions	$0	$1,346	$0

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY

Notes to Consolidated Financial Statements

1. Nature of Business

Capella Education Company (the Company) was incorporated on December 27, 1991, and is the parent company of its wholly owned subsidiaries, Capella University (the University) and Resource Development International Limited (RDI). The University, founded in 1993, is an online postsecondary education services company offering a variety of bachelor’s, master’s and doctoral degree programs primarily delivered to working adults. The University is accredited by The Higher Learning Commission and is a member of the North Central Association of Colleges and Schools. In 2011, the Company acquired RDI, which is an independent provider of United Kingdom (UK) university distance learning qualifications and markets, develops and delivers programs worldwide via its offices and partners across Asia, North America, Africa and Europe. The Company is also the majority owner of the joint venture Sophia Learning, LLC (Sophia), formed in 2010. Sophia provides a social teaching and learning platform that integrates education with technology.

2. Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include the accounts of the Company, the University, RDI and its subsidiaries, and Sophia, after elimination of intercompany accounts and transactions. RDI operates on a fiscal year ending October 31. RDI’s financial results have been included in the Company’s consolidated financial statements as of that date.

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

Colloquia tuition revenue is recognized over the length of the colloquia, which ranges from three days to two weeks. Application fee revenue is deferred and recognized ratably over the average expected term of a learner at the University. Learners were previously billed a graduation fee upon applying for graduation for services provided in connection with evaluating compliance with graduation requirements. In July 2010, the Company eliminated graduation fees. The graduation fees collected prior to July 2010 have all been recognized during 2010 in accordance with our historical graduation revenue recognition policy. Historically, graduation fee revenue was deferred and recognized ratably over the expected application assessment period for learners not expected to attend commencement ceremonies or over the period prior to the next commencement ceremony to account for learners who attend the ceremony. Deferred revenue represents the excess of tuition and fee payments received as compared to tuition and fees earned and is reflected as a current liability in the accompanying consolidated financial statements. The Company also receives commissions from a third-party bookstore based on sales of textbooks and related school materials to the Company’s learners. Commission revenue is recognized as it is earned in conjunction with sales of textbooks and related materials to the Company’s learners.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its learners to make required payments. The Company determines its allowance for doubtful accounts amount based on an analysis of the accounts receivable detail, historical write-off experience, and current economic conditions, recoveries and trends. Bad debt expense is recorded as a general and administrative expense in the consolidated statements of income. The Company generally writes off accounts receivable balances once the account is deemed to be uncollectible, which typically occurs after outside collection agencies have pursued collection efforts.

Cash and Cash Equivalents

The Company considers all highly liquid marketable securities with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents are carried at fair value.

Marketable Securities

Management determines the appropriate designation of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s marketable securities are designated as available-for-sale as of December 31, 2011 and 2010.

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

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in investment income. The contractual maturity date of available-for-sale securities is based on the days remaining to the effective maturity. Certain reclassifications have been made to the contractual maturities as of December 31, 2010 in Note 3 to align with current reporting methods. The Company classifies all marketable securities as current assets because the assets are available to fund current operations.

Fair Value Measurement

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Company classifies assets and liabilities recorded at fair value under the fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. The fair value measurements are classified under the following hierarchy:

•	Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets and liabilities in active markets;

•

Level 2—Observable inputs, other than quoted market prices, that are either directly or indirectly observable in the marketplace for identical or similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities; and

•	Level 3—Unobservable inputs that are supported by little or no market activity that are significant to the fair value of assets or liabilities.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to credit risk, consist primarily of cash equivalents, marketable securities and accounts receivable.

Management believes the credit risk related to cash equivalents and marketable securities is limited due to the adherence to an investment policy that requires marketable securities to have a minimum Standard & Poor’s rating of A minus (or equivalent) at the time of purchase. All of the Company’s cash equivalents and marketable securities as of December 31, 2011 and 2010 consist of investments rated A minus or higher by at least one rating agency, further limiting the Company’s credit risk. In addition, the Company utilizes money managers who conduct initial and ongoing credit analysis on our investment portfolio to monitor and minimize the potential impact of market risk associated with our cash equivalents and marketable securities.

Management believes that the credit risk related to accounts receivable is limited due to the large number and diversity of learners that principally comprise the Company’s customer base. The Company’s credit risk with respect to these accounts receivable is mitigated through the participation of a majority of the learners in federally funded financial aid programs.

Approximately 79%, 78%, and 78% of the Company’s revenues (calculated on a cash basis) were collected from funds distributed under Title IV Programs of the Higher Education Act (Title IV Programs) for the years ended December 31, 2011, 2010, and 2009, respectively. The financial aid and assistance programs are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels.

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

If the University were to lose its eligibility to participate in federal student financial aid programs, the learners at the University would lose access to funds derived from those programs and would have to seek alternative sources of funds to pay their tuition and fees. See Note 16 for further information on the regulatory environment in which the Company operates.

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

Depreciation is calculated using the straight-line method, over the following estimated useful lives:

Computer equipment	3 to 7 years
Furniture and office equipment	5 to 7 years
Computer software	3 to 7 years

Leasehold improvements are amortized on a straight-line basis over the related lease term or estimated useful life, whichever is shorter.

Income Taxes

The Company uses the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. The Company has deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are subject to periodic recoverability assessments. Realization of the deferred tax assets, net of deferred tax liabilities, is principally dependent upon achievement of projected future taxable income.

The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company accounts for uncertainty in income taxes using a two-step approach for evaluating tax positions. Step one, recognition, occurs when the Company concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Step two, measurement, is only addressed if the position is more likely than not to be sustained. Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company recorded impairment charges of $35 thousand, $19 thousand, and $52 thousand during 2011, 2010, 2009, respectively.

The impairment charges primarily consist of course retirements and the write-off of previously capitalized internal software development costs related to abandoned software projects. These charges are recorded in general and administrative expenses in the consolidated statements of income.

Finite-lived intangible assets that are acquired in business combinations are recorded at fair market value on their acquisition date and are amortized on a straight-line basis to reflect the economic useful life of the asset.

Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value assigned to the underlying assets acquired and assumed liabilities. At the time of an acquisition, the Company allocates the goodwill and related assets and liabilities to its respective reporting unit. The Company identifies its reporting unit by assessing whether the components of its operating segment constitutes businesses for which discrete financial information is available and management regularly reviews the operating results of those components. The Company assesses goodwill for impairment at least annually in the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount.

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

Foreign Currency Translation

The United States (U.S.) dollar is the functional currency of the Company’s entities operating in the U.S. The functional currency of the Company’s entities operating outside the U.S. is the currency of the primary economic environment in which the entity primarily generates and expends cash, which is generally the local currency. The assets and liabilities of these operations are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. The resulting translation adjustments and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are included in shareholders’ equity as a component of accumulated other comprehensive income (loss). Income and expense items are translated monthly at the average exchange rate for that period. The Company reports gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from foreign currency denominated transactions, in the Consolidated Statements of Income.

Advertising

The Company expenses advertising costs as incurred. Advertising costs for 2011, 2010, and 2009 were $80.7 million, $64.3 million, and $51.6 million, respectively.

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

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share data)
Numerator:
Net income attributable to Capella Education Company	$52,115	$61,270	$42,669
Denominator:
Denominator for basic net income attributable to Capella Education Company per common share—weighted average shares outstanding	15,241	16,648	16,713
Effect of dilutive stock options and restricted stock	73	200	317

Denominator for diluted net income attributable to Capella Education Company per common share—weighted average shares outstanding	15,314	16,848	17,030

Basic net income attributable to Capella Education Company per common share	$3.42	$3.68	$2.55
Diluted net income attributable to Capella Education Company per common share	$3.40	$3.64	$2.51

Options to purchase 0.5 million, 0.1 million, and 0.2 million common shares, were outstanding but not included in the computation of diluted net income per common share in 2011, 2010, and 2009, respectively, because their effect would be antidilutive.

Comprehensive Income

Comprehensive income includes net income and all changes in the Company’s equity during a period from non-owner sources, which for the Company consists of unrealized gains and losses on available-for-sale marketable securities and foreign currency translation losses, net of tax.

Share-Based Compensation

The Company measures and recognizes compensation expense for share-based payment awards made to employees and directors, including employee stock options and restricted stock, based on estimated fair values of the share award on the date of grant. The Company records compensation expense for all share-based awards over the service period, which is the vesting period.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income, which is included in ASC 220, Presentation of Comprehensive Income. This update improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The guidance requires all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company elected early adoption; therefore, the guidance will be effective for its interim and annual reporting periods beginning September 30, 2011, and applied retrospectively. The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations, or disclosures.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which is included in ASC 350, Intangibles—Goodwill and Other. This update reduces the complexity, and potentially the cost, of testing goodwill for impairment. The guidance gives the Company the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, and in some cases skip the two-step impairment test. The guidance will be effective for the Company’s interim and annual reporting periods beginning January 1, 2012, and applied prospectively. The Company does not expect adoption of this guidance to have a material impact on its financial condition, results of operations, or disclosures.

The Company has reviewed and considered all recent accounting pronouncements and believes there are none that could potentially have a material impact on its financial condition, results of operations, or disclosures.

3. Marketable Securities

The following is a summary of available-for-sale securities:

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Tax-exempt municipal securities	$64,613	$454	$0	$65,067

Total	$64,613	$454	$0	$65,067

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(in thousands)
Tax-exempt municipal securities	$114,604	$1,277	$(63)	$115,818

Total	$114,604	$1,277	$(63)	$115,818

The unrealized gains and losses on the Company’s investments in municipal securities as of December 31, 2011 and 2010 were caused by changes in market values primarily due to interest rate changes. The Company did not have any securities in an unrealized loss position as of December 31, 2011. No other-than-temporary impairment charges were recorded for the years ended December 31, 2011 and 2010.

The following table summarizes the remaining contractual maturities of the Company’s marketable securities:

	As of December 31, 2011	As of December 31, 2010
	(in thousands)
Due within one year	$54,151	$58,998
Due after one year through five years	10,916	56,820

Total	$65,067	$115,818

The following table is a summary of the proceeds from the maturities of available-for-sale securities:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Maturities of marketable securities	$51,442	$10,978	$23,360

Total	$51,442	$10,978	$23,360

The Company did not record any gross realized gains or gross realized losses in net income during the years-ended December 31, 2011, 2010, and 2009.

4. Fair Value Measurements

The following tables summarize certain information for assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2011 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:	(in thousands)
Cash and cash equivalents:
Cash	$17,101	$17,101	$0	$0
Money market funds	27,551	27,551	0	0
Variable rate demand notes	17,325	17,325	0	0
Marketable securities:
Tax-exempt municipal securities	65,067	0	65,067	0

Total assets at fair value on a recurring basis:	$127,044	$61,977	$65,067	$0

Liabilities:
Other liabilities:
RDI contingent consideration	$5,945	$0	$0	$5,945

Total liabilities at fair value on a recurring basis:	$5,945	$0	$0	$5,945

	Fair Value Measurements as of December 31, 2010 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:	(in thousands)
Cash and cash equivalents:
Money market funds	$43,141	$43,141	$0	$0
Variable rate demand notes	34,275	34,275	0	0
Marketable securities:
Tax-exempt municipal securities	115,818	0	115,818	0

Total assets at fair value on a recurring basis:	$193,234	$77,416	$115,818	$0

The Company measures cash and cash equivalents at fair value primarily using real-time quotes for transactions in active exchange markets involving identical assets. The variable rate demand notes contain a feature allowing the Company to require payment by the issuer on a daily or weekly basis. As a result, these securities are highly liquid and are classified as cash and cash equivalents. The Company’s marketable securities are classified within Level 2 and are valued using readily available pricing sources for comparable instruments utilizing market observable inputs. The Company does not hold securities in inactive markets. The Company did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the year-ended December 31, 2011 and 2010.

The Company classified the RDI contingent consideration liability within Level 3 and was valued using a discounted cash flow model encompassing significant unobservable inputs such as timing and cash flow estimates. Refer to Note 15 for additional details regarding the RDI contingent consideration liability. The Company did not have any liabilities requiring fair value measurement as of December 31, 2010.

Unobservable inputs are employed in determining the fair value of the redeemable noncontrolling interest and as such it is considered a Level 3 fair value measurement. Refer to Note 13 for additional details regarding the redeemable noncontrolling interest fair value measurement.

5. Property and Equipment

Property and equipment consist of the following:

	As of December 31,
	2011	2010
	(in thousands)
Computer software	$100,257	$80,612
Computer equipment	35,883	26,516
Furniture and office equipment	13,206	12,847
Leasehold improvements	1,310	860

	150,656	120,835
Less accumulated depreciation and amortization	(99,943)	(75,925)

Property and equipment, net	$50,713	$44,910

Depreciation expense for the years ended December 31, 2011, 2010, and 2009 was $23.6 million, $18.5 million, and $14.5 million, respectively. Included in these amounts is amortization of capitalized internally developed software of $14.5 million, $10.8 million, and $7.8 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Computer software includes approximately $31.3 million and $28.8 million as of December 31, 2011 and 2010, respectively, of unamortized internally developed software.

6. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value assigned to the assets acquired and liabilities assumed. The carrying amount of goodwill as of December 31, 2011 was $17.0 million and recorded under the RDI reporting unit, as a result of the acquisition of RDI in July 2011. Refer to Note 15 for further information regarding the acquisition of RDI.

The Company will perform the annual goodwill impairment test annually in the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce RDI’s fair value below its carrying value. The Company did not record any impairment charges for the year-ended December 31, 2011.

Finite-Lived Intangible Assets

Changes in the carrying amount of intangible assets are as follows:

	Gross Carrying Amount as of December 31, 2010	Acquisition of RDI	Accumulated Amortization	Net Carrying Amount as of December 31, 2011
Intangible assets:	(in thousands)
Student relationships	$0	$3,100	$(362)	$2,738
Validation partner relationships	0	2,300	(96)	2,204
Trademark and trade name	0	700	(20)	680
Learning model	0	700	(41)	659
Internally developed software	0	300	(29)	271

Total	$0	$7,100	$(548)	$6,552

The Company amortizes its intangible assets on a straight-line basis. The weighted average useful life of the Company’s finite-lived intangible assets that are not fully amortized as of December 31, 2011 is 5.0 years. Total amortization expense for the year ended December 31, 2011 was $0.5 million. Future amortization expense for intangible assets is presented in the following table:

(in thousands)
2012	$1,878
2013	1,878
2014	868
2015	539
2016	498
2017 and thereafter	891

Total	$6,552

7. Accrued Liabilities

Accrued liabilities consist of the following:

	As of December 31,
	2011	2010
	(in thousands)
Accrued compensation and benefits	$8,978	$14,055
Accrued instructional	7,291	4,544
Accrued vacation	994	1,867
Other	12,043	9,496

Total accrued liabilities	$29,306	$29,962

“Other” in the table above consists primarily of vendor invoices accrued in the normal course of business.

The Company recorded liabilities of approximately $1.9 million and $1.3 million relating to the strategic reductions in workforce in February and November 2011, respectively, and reduced by payments of approximately $2.2 million. As of December 31, 2011, there was approximately a $1.0 million liability remaining, which was recorded as a component of accrued liabilities.

8. Commitments and Contingencies

Leasehold Agreements

The Company leases its office facilities and certain office equipment under various noncancelable operating leases and has contractual obligations related to certain software license agreements. Effective August 29, 2011, the Company entered into an amendment of its current lease with Minneapolis 225 Holdings, LLC pursuant to which the Company renewed and extended its existing lease for premises at 225 South Sixth Street in Minneapolis, Minnesota through 2018. Renewal terms under this lease allow the Company to extend the current lease for up to two additional five-year terms.

Future minimum lease commitments under the leases as of December 31, 2011, are as follows:

Operating
(in thousands)
2012	$7,032
2013	6,658
2014	6,592
2015	6,546
2016	6,708
2017 and thereafter	13,219

Total	$46,755

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

Total rent expense and related taxes and operating expenses under operating leases for the years ended December 31, 2011, 2010, and 2009, was $11.0 million, $10.3 million, and $9.4 million, respectively.

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

Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus an applicable rate of 1.75% to 2.25% based on the Company’s consolidated leverage ratio or, at the Company’s option, an alternative base rate (defined as the higher of (a) the federal funds rate plus 0.5%, (b) Bank of America’s prime rate, or (c) the one-month LIBOR plus 1.0%) plus an applicable rate of 0.75% to 1.25% based on the Company’s consolidated leverage ratio. The Credit Agreement requires payment of a commitment fee, based on the Company’s consolidated leverage ratio, charged on the unused credit facility. Outstanding letters of credits are also charged a fee, based on the Company’s consolidated leverage ratio. The Company capitalized approximately $0.5 million of debt issuance costs related to the credit facility, which will be amortized on a straight-line basis over a period of five years. Interest expense for amortization of debt issuance costs is recorded in other income, net.

The Credit Agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the Credit Agreement. Failure to comply with the covenants contained in the Credit Agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. As of December 31, 2011, there were no borrowings under the credit facility and the Company was in compliance with all debt covenants.

Line of Credit

The Company’s previous $10.0 million line of credit facility with Wells Fargo Bank, set to expire July 31, 2012, was terminated upon entering into the Credit Agreement. On July 20, 2011, the Department of Education approved the cancellation and release of the $1.6 million letter of credit issued under the previous line of credit.

9. Litigation

On November 5, 2010, a purported securities class action lawsuit captioned Police Pension Fund of Peoria, Individually, and on Behalf of All Others Similarly Situated v. Capella Education Company, J. Kevin Gilligan and Lois M. Martin, was filed in the U.S. District Court for the District of Minnesota. The complaint names the Company and certain senior executives as defendants, and alleges the Company and the named defendants made false or misleading public statements about our business and prospects during the time period from February 16, 2010 through August 13, 2010 in violation of federal securities laws, and that these statements artificially inflated the trading price of the Company’s common stock to the detriment of shareholders who purchased shares during that time. The plaintiff seeks compensatory damages for the purported class. Since that time, substantially similar complaints making similar allegations against the same defendants for the same purported class period were filed with the federal court. Pursuant to the Private Securities Litigation Reform Act of 1995, on April 13, 2011, the

Court appointed Oklahoma Firefighters Pension and Retirement System as lead plaintiff and Abraham, Fruchter and Twersley, LLP, as lead counsel. A consolidated amended complaint, captioned Oklahoma Firefighters Pension and Retirement System, Individually and on Behalf of All Others Similarly Situated, v. Capella Education Company, J. Kevin Gilligan, Lois M. Martin and Amy L. Ronneberg, was filed on June 27, 2011. The Company filed a motion to dismiss the plaintiff’s complaint on September 2, 2011, and a hearing on that motion was held on December 21, 2011. The District Court will rule on the motion at some time in the future.

Discovery in this case has not yet begun. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to the Company at present, it does not believe loss from this action is probable and, accordingly, has not accrued any liability associated with this action.

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

10. Share Repurchase Program

The Company announced its current share repurchase program in July 2008. The Board of Directors authorizes repurchases of outstanding shares of common stock, from time to time, depending on market conditions and other considerations. A summary of the Company’s comprehensive share repurchase activity from the program’s commencement through December 31, 2011, all of which was part of its publicly announced program, is presented below:

(in thousands)
Board authorizations:
July 2008	$60,000
August 2010	60,662
February 2011	65,000
December 2011	50,000

Total amount authorized	235,662
Total value of shares repurchased	176,031

Residual authorization	$59,631

Effective January 1, 2011, the Company allocates the excess of the repurchase price over par value to additional paid-in capital and retained earnings on a pro rata basis.

During the year-ended December 31, 2011, the Company repurchased 2.5 million shares for total consideration of $103.4 million. The Company repurchased 0.7 million shares for total consideration of $49.8 million during the year ended December 31, 2010, and 0.3 million shares for total consideration of $14.7 million during the year ended December 31, 2009.

As of December 31, 2011, the Company had purchased an aggregate of 3.7 million shares under the program’s outstanding authorizations at an average price per share of $48.21 totaling $176.0 million.

11. Share-Based Compensation

The Company has three share-based compensation plans, which are described below. The table below reflects the Company’s share-based compensation expense recognized in the consolidated statements of income:

	Year Ended December 31,
	2011	2010	2009
		(in thousands)
Instructional costs and services	$1,249	$1,109	$1,009
Marketing and promotional	619	452	441
General and administrative	3,015	2,137	2,202

Share-based compensation expense included in operating income	4,883	3,698	3,652
Tax benefit from share-based compensation expense	1,810	1,393	1,207

Share-based compensation expense, net of tax	$3,073	$2,305	$2,445

Share-Based Compensation Plans

During 2005, the Company implemented a stock option plan that allows for both incentive stock options and non-qualified stock options to be granted to employees, directors, officers, and others (the 2005 Plan). On May 25, 2006 the Board of Directors approved a change to the Company’s stock option policy in which the Company will only issue non-qualified stock options for future grants. At December 31, 2011, the maximum number of shares of common stock reserved under the 2005 Plan was 3.0 million shares. The Board of Directors establishes the terms and conditions of all stock option grants, subject to the 2005 Plan and applicable provisions of the Internal Revenue Code (the Code). Under the 2005 Plan, options must be granted at an exercise price not less than the fair market value of the Company’s common stock on the grant date. The options expire on the date determined by the Board of Directors but may not extend more than ten years from the grant date for options granted prior to August 2, 2006. On August 2, 2006 the Board of Directors approved a change to the Company’s stock option policy to shorten the contractual term from ten years to seven years for future grants. The options generally become exercisable over a four-year period. Canceled options become available for reissuance under the 2005 Plan.

The Company has also issued stock options under one discontinued plan (the 1999 Plan). Stock options issued pursuant to the 1999 Plan are still outstanding; however, unexercised options that are canceled upon termination of employment are not available for reissuance.

The following tables summarize option activity for the year-ended December 31, 2011:

	Available for Grant	Plan Options Outstanding		Weighted-Average Exercise Price per Share
		Incentive	Non-Qualified
	(in thousands, except per share data)
Service-based Stock Options
Balance, December 31, 2010	1,590	81	494	$53.14
Granted	(186)	0	186	50.53
Exercised	0	(25)	(37)	25.57
Forfeited	80	(2)	(82)	62.08

Balance, December 31, 2011	1,484	54	561	54.02

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except exercise price and contractual term data)
Service-based Stock Options
Balance, December 31, 2011	615	$54.02	4.46	$1,468
Vested and expected to vest, December 31, 2011	596	$53.92	4.40	$1,468
Exercisable, December 31, 2011	305	$47.89	3.21	$1,468

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The following table summarizes information regarding all stock option exercises for the years presented:

	Year Ended December 31,
	2011	2010	2009
		(in thousands)
Proceeds from stock options exercised	$1,634	$6,842	$7,501
Tax benefits related to stock options exercised	(64)	4,325	3,620
Intrinsic value of stock options exercised	1,493	14,612	14,315

As of December 31, 2011, total compensation cost related to nonvested service-based stock options not yet recognized was $9.3 million, which is expected to be recognized over the next 32 months on a weighted-average basis.

The fair value of our service-based stock options was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31,
	2011	2010	2009
Expected life (in years)(1)	4.40	4.42	4.58
Expected volatility(2)	43.1%	41.8%	45.4%
Risk-free interest rate(3)	2.0%	0.92 –1.58%	1.7 –2.0%
Dividend yield(4)	0.0%	0.0%	0.0%
Weighted-average fair value of options granted	$19.07	$32.13	$21.16

(1)	The Company’s options granted during the years ended December 31, 2011, 2010 and 2009 is based upon its historical stock option activity.

(2)	The expected volatility assumption for the years ended December 31, 2011, 2010 and 2009 is based upon the Company’s historical stock price and the expected life of the options.

(3)	The risk-free interest rate assumption is based upon the U.S. Treasury zero coupon yield curve on the grant date for a maturity similar to the expected life of the options.

(4)	The dividend yield assumption is based on the Company’s history and expectation of regular dividend payments. The Company has not historically and currently does not pay dividends.

The following table summarizes restricted stock activity for the year ended December 31, 2011:

	Number of Shares	Weighted- Average Grant Date Fair Value per Share
	(in thousands, except per share data)
Nonvested balance, December 31, 2010	61	$70.22
Granted	52	50.53
Vested	(10)	46.24
Canceled	(11)	63.88

Nonvested balance, December 31, 2011	92	62.53

12. Income Taxes

The components of income tax expense are as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Current income tax expense:
Federal	$26,232	$32,172	$20,435
State	1,638	2,334	1,879
Foreign	6	0	0
Deferred income tax expense:
Federal	3,317	1,325	1,238
State	3	29	85
Foreign	(826)	0	0

Income tax expense	$30,370	$35,860	$23,637

The following presents a reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate:

	Year Ended December 31,
	2011	2010	2009
Statutory rate	35.0%	35.0%	35.0%
State income taxes	2.5	2.5	2.1
Non-deductible expense related to incentive stock options	0.0	0.0	0.2
Tax-exempt interest	(0.8)	(0.8)	(1.3)
Foreign taxes	0.3	0.0	0.0
Other	0.1	0.3	(0.4)

Effective income tax rate	37.1%	37.0%	35.6%

Significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2011 and 2010, are as follows:

	As of December 31,
	2011	2010
	(in thousands)
Deferred income tax assets:
Net operating loss carryforwards	$928	$66
Allowance for doubtful accounts	2,221	2,037
Accrued liabilities	4,033	2,714
Share-based compensation	3,642	2,585
Other	34	245

Deferred income tax assets	10,858	7,647
Deferred income tax liabilities:
Prepaid expenses	(1,208)	(1,125)
Accumulated other comprehensive income	(169)	(456)
Property and equipment	(16,095)	(11,460)
Joint venture investment	(863)	0
Intangible assets	(1,646)	0

Deferred income tax liabilities	(19,981)	(13,041)

Net deferred tax liability	$(9,123)	$(5,394)

At December 31, 2011, the Company has net operating loss carryforwards of approximately $1.9 and $3.4 million for state and United Kingdom income tax purposes, respectively, that are available to offset future taxable income. The state net operating loss carryforwards expire at various dates through 2028, and the United Kingdom net operating loss carryforwards do not expire.

The Company has not recorded deferred taxes on unremitted earnings of its international subsidiaries that have been considered to be reinvested indefinitely. As of December 31, 2011, the Company does not believe there would be any incremental tax costs on unremitted earnings.

The Company is subject to U.S. federal income tax and multiple state jurisdictions, as well as United Kingdom corporation tax and Hong Kong profits tax.

During 2011, the Company completed income tax audits with the states of Minnesota and Oregon for the tax years 2006-2009 and the state of Illinois for the tax years 2008-2009. The state of New York has initiated an income tax audit for the years 2008-2010.

For U.S. federal and United Kingdom corporation tax purposes, the statute of limitations remains open on tax years from 2007. For Hong Kong, the statute of limitations is 6 years and for state purposes, the statute of limitations varies by jurisdiction, but is generally from 3 to 5 years. For Hong Kong and those states that generated net operating losses in earlier years, the statute of limitations begins to run in the year subsequent to the utilization of net operating losses.

As of December 31, 2011, the Company had $0.4 million of total gross unrecognized tax benefits. Of this total, $0.1 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect its effective income tax rate in future periods.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Balance at January 1	$727	$388	$382
Additions for tax positions of prior years	0	565	122
Reductions for tax positions of prior years	(47)	(92)	0
Settlements	(207)	0	(68)
Reductions due to lapse of the applicable statute of limitations	(48)	(134)	(48)

Balance at December 31	$425	$727	$388

The Company does not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months. In October 2011, the statute of limitations expired on state issues related to tax year 2006 with no material impact on the unrecognized tax benefits. In September and October 2012, the statute of limitations will expire on approximately $0.4 million in unrecognized tax benefits related federal and state issues in tax year 2008.

The Company continues to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company recognized $27 thousand, $0.1 million, and $0.1 million in interest and penalties related to uncertain tax positions in income tax expense during the years ended December 31, 2011, 2010, and 2009, respectively.

13. Noncontrolling Interest

Sophia became a majority owned subsidiary of the Company in 2010. The equity interest in Sophia not owned by the Company is reported as redeemable noncontrolling interest on the consolidated balance sheets. Losses incurred by Sophia are charged to the Company and to the noncontrolling interest holder based on ownership percentage.

There is a put option within the Sophia Learning, LLC agreement which permits the noncontrolling interest holder to put its shares to the Company within a specified time period. Since these shares are outside the control of the Company, the noncontrolling interest is considered contingently redeemable and thus is presented in mezzanine equity in the consolidated balance sheet. Pursuant to authoritative guidance, if the carrying value of the contingently redeemable noncontrolling interest is less than the fair market value, and it is probable the contingency related to the put option will be met, then the carrying value of the contingently redeemable noncontrolling interest must be adjusted to fair market value through a charge directly to retained earnings. As the Company has determined that it is probable that the put option will be exercised based upon the passage of time, the Company performed a valuation of the contingently redeemable noncontrolling interest to determine fair market value. As a result of this valuation, the redeemable noncontrolling interest reported on the consolidated balance sheet was increased by approximately $0.7 million during the fourth quarter of 2011. Unobservable inputs are employed in determining the fair value of the redeemable noncontrolling interest and as such it is considered a Level 3 fair value measurement.

14. Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income at December 31:

	2011	2010	2009
	(in thousands)
Foreign currency translation	$22	$0	$0
Unrealized gains on marketable securities	285	758	1,333

Accumulated other comprehensive income(1)	$307	$758	$1,333

(1)	Accumulated other comprehensive income is net of $0.2 million, $0.5 million and $0.8 million of taxes as of December 31, 2011, 2010 and 2009, respectively. The tax effect on each component of other comprehensive income during fiscal years 2011, 2010, and 2009 is not significant. The decrease in unrealized gains on marketable securities in 2011 compared to 2010 is primarily due to the decrease in Company’s average balance of marketable securities in 2011.

15. Acquisition of RDI

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

As a result of years of investment in its academic infrastructure, RDI has applied to the British Government for Taught Degree Awarding Power (TDAP). If awarded, TDAP will enable RDI to independently validate its own degrees going forward under the auspices of the Quality Assurance Agency, a Government body that reviews the standards and quality of all UK universities. Under the terms of the agreement, the Company will make an additional payment of £4.0 million (approximately $6.4 million) if TDAP is granted to RDI. The Company also recorded a liability of $5.9 million for the fair value of the TDAP contingent consideration, which is included in other liabilities as of December 31, 2011

The Company finalized the purchase accounting in the fourth quarter and measured the fair value of the assets acquired and liabilities assumed in accordance with ASC 805 Business Combinations. The Company recorded goodwill of $17.0 million and capitalized $7.1 million of intangible assets consisting of partner and student relationships, trademark and trade name, learning model, and internally developed software. The estimated useful lives of the intangible assets range from two to ten years. The Company recorded the acquired deferred revenue at its fair value of $1.6 million as of the acquisition date, and assumed net liabilities of approximately $3.9 million in this transaction.

16. Regulatory Supervision and Oversight

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

To participate in the Title IV Programs, an institution must be authorized to offer its programs of instruction by the relevant agencies of the state in which it is located, accredited by an accrediting agency recognized by the DOE and certified as eligible by the DOE. The DOE will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the HEA and the DOE’s extensive academic, administrative, and financial regulations regarding institutional eligibility. An institution must also demonstrate its compliance with these requirements to the DOE on an ongoing basis. The University performs periodic reviews of its compliance with the various applicable regulatory requirements. The University has not been notified by any of the various regulatory agencies of any significant noncompliance matters that would adversely impact our ability to participate in Title IV programs, however, the Office of Inspector General (OIG) has conducted a compliance audit of the University. The audit commenced on April 10, 2006 and the University subsequently provided the OIG with periodic information, responded to follow up inquiries and facilitated site visits and access to its records. The OIG completed its fieldwork in January 2007 and the University received a draft audit report on August 23, 2007. The University provided written comments on the draft audit report to the OIG on September 25, 2007. On March 7, 2008, the OIG’s final report was issued to the Acting Chief Operating Officer (COO) for Federal Student Aid (FSA), which is responsible for primary oversight of the Title IV funding programs. The University responded to the final report on April 8, 2008. The University provided FSA staff with certain additional requested information for financial aid years 2002-2003 through 2007-2008. The FSA will subsequently issue final findings and requirements for the University. The FSA may take certain actions, including requiring that the University refund certain federal student aid funds, modify the Title IV administration procedures, and/or requiring the University to pay fines or penalties.

Based on the draft audit report, the most significant potential financial exposure from the audit pertains to repayments to the Department of Education that could be required if the OIG concludes that the University did not properly calculate the amount of Title IV funds required to be returned for learners that withdrew without providing an official notification of such withdrawal and without engaging in academic activity prior to such withdrawal. If it is determined that the University improperly withheld any portion of these funds, the University would be required to return the improperly withheld funds. The University and the OIG have differing interpretations of the relevant regulations regarding what constitutes engagement in the unofficial withdrawal context. As the University interprets the engagement requirement, it currently estimates for the three year audit period, and for the 2005-2006, 2006-2007 and 2007-2008 financial aid years, the total amount of Title IV funds not returned for learners who withdrew without providing official notification was approximately $1.0 million, including interest, but not including fines and penalties. If this difference of interpretation is ultimately resolved in a manner adverse to the University, then the total amount of Title IV funds not returned for learners who withdrew without providing official notification would be greater than the amount the University has currently estimated.

Political and budgetary concerns significantly affect the Title IV Programs. Congress reauthorizes the HEA and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in August 2008. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of December 31, 2011, programs in which the University’s learners participate are operative and sufficiently funded.

17. Other Employee Benefit Plans

The Company sponsors an employee retirement savings plan, which qualifies under Section 401(k) of the Code. The plan provides eligible employees with an opportunity to make tax-deferred contributions into a long-term investment and savings program. All employees over the age of 18 are eligible to participate in the plan. The plan allows eligible employees to contribute up to 100% of their annual salary, subject to IRS annual limits. The plan allows the Company to consider making a discretionary contribution; however, there is no requirement that it do so. Effective July 1, 2006, the Company elected to match 100% on the first 2%, and 50% on the next 4%, of the employee contributions. Employer contributions and related expenses were $4.4 million, $4.8 million, and $2.9 million for the years ended December 31, 2011, 2010, and 2009, respectively.

In May 2005, the Company adopted the Capella Education Company Employee Stock Purchase Plan, referred to as the ESPP. The Company has reserved an aggregate of 0.5 million shares of its common stock for issuance under the ESPP. The ESPP permits eligible employees to utilize up to 10% of their salary to purchase the Company’s common stock at price of no less than 85% of the fair market value per share of the Company’s common stock at the beginning or the end of the relevant offering period, whichever is less. The compensation committee of the Board of Directors will administer the ESPP. The Company had not implemented this plan as of December 31, 2011.

18. Quarterly Financial Summary (Unaudited)

The following unaudited consolidated interim financial information presented should be read in conjunction with other information included in the Company’s consolidated financial statements. The following unaudited consolidated financial information reflects all adjustments necessary for the fair presentation of the results of interim periods. The following tables set forth selected unaudited quarterly financial information for each of the Company’s last eight quarters:

	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
2011
Revenues	$111,354	$106,400	$102,306	$109,983	$430,043
Operating Income	22,467	23,903	14,857	18,875	80,102
Net income attributable to Capella Education Company	14,609	15,515	9,934	12,057	52,115
Net income attributable to Capella Education Company per common share:
Basic	$0.90	$1.00	$0.66	$0.85	$3.42
Diluted	$0.90	$0.99	$0.66	$0.85	$3.40
2010
Revenues	$101,233	$105,157	$105,010	$114,723	$426,123
Operating Income	23,215	22,482	21,007	28,297	95,001
Net income attributable to Capella Education Company	15,162	14,574	13,478	18,056	61,270
Net income attributable to Capella Education Company per common share:
Basic	$0.90	$0.87	$0.81	$1.10	$3.68
Diluted	$0.89	$0.86	$0.80	$1.09	$3.64

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011. In conducting its evaluation, our management used the criteria set forth by the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Capella Education Company

We have audited Capella Education Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Capella Education Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Capella Education Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capella Education Company as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011, of Capella Education Company and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Minneapolis, Minnesota

February 23, 2012

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the 2011 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2011. Except for those portions specifically incorporated in this Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10.	Directors, Executive Officers, and Corporate Governance

Executive Officers of the Registrant

Set forth below is certain information concerning our executive officers and persons chosen to become executive officers:

Name	Age	Position
Sally B. Chial	51	Senior Vice President, Human Resources
J. Kevin Gilligan	57	Chief Executive Officer
Scott Kinney	50	President, Capella University
Steven L. Polacek	52	Senior Vice President and Chief Financial Officer
Gregory W. Thom	55	Senior Vice President, General Counsel and Secretary

Sally B. Chial joined our company in 2007 as Vice President of Human Resources. In 2009, she was appointed to Senior Vice President, Capella Experience, and during 2011, her title changed to Senior Vice President, Human Resources. She was previously a member of the senior leadership teams for organizational effectiveness and human resources at Cargill from 2004 to 2007 and served as one of the company’s lead human resource managers from 2001 to 2004. Ms. Chial earned a Bachelor of Arts with an emphasis on human resources and finance from Metropolitan State University, and a Master of Arts in public administration, with an emphasis on human resources and organizational development, from Hamline University. She is a certified executive coach through the Hudson Institute.

J. Kevin Gilligan joined our company in 2009 to serve as our Chief Executive Officer and a member of our board of directors. On February 23, 2010, he was appointed Chair of our Board of Directors. Mr. Gilligan was previously the chief executive officer of United Subcontractors, Inc., a nationwide construction services company, from 2004 until February 2009. United Subcontractors voluntarily filed for Chapter 11 bankruptcy on March 31, 2009 and emerged from the bankruptcy proceedings on June 30, 2009. From 2001 to 2004, Mr. Gilligan served as president and chief executive officer of the Automation and Control Solutions Group of Honeywell International, a diversified technology and manufacturing company. From 2000 to 2001, Mr. Gilligan served as president of the Home and Building Control Division of Honeywell International. He also served as president of the Solutions and Services Division of Honeywell International from 1997 to 1999 and as vice president and general manager of the North American Region of the Home and Building Control Division from 1994 to 1997. Mr. Gilligan is a member of the board of directors for Graco Inc., a publicly held manufacturer and supplier of fluid handling equipment, and from September 2004 until February 2009 was a member of the board for ADC Telecommunications, Inc., a publicly held global supplier of network infrastructure. Mr. Gilligan earned a B.A. from Boston College.

Scott Kinney joined our company in January 2012 as Capella University President. Prior to joining Capella, he served as president of West Education Group at Thomson Reuters Corporation from 2010 until 2011. Previously, Mr. Kinney served as president of FindLaw at Thomson Reuters Corporation from 2004-2007. Prior to that, he was an executive vice president at CBS MarketWatch from 1999 until 2004 and worked at The Boston Consulting Group from 1989 until 1999. Mr. Kinney earned an A.B. from Dartmouth College and an M.B.A. from the Stanford University Graduate School of Business.

Steven L. Polacek joined our company in 2010 as Senior Vice President and Chief Financial Officer. Prior to joining Capella, he served as senior vice president and chief financial officer at Hutchinson Technology Incorporated from March 2010 until September 2010, a publicly traded global technology leader supplying critical components to the disk drive industry and new technologies to improve the quality of health care. Previously, Mr. Polacek was senior vice president, chief administrative officer and chief financial officer at Minneapolis-based Opus Corporation from 2005 to 2009; served as partner from 2002 to 2005 with Deloitte & Touche LLP; and began his career with Arthur Andersen LLP in 1982, became partner in 1993, and was the managing partner of the Minneapolis office from 1995 to 2002. Mr. Polacek previously served on the board of directors for C. H. Robinson Worldwide, Inc., from 2007 through 2010. He earned his bachelor’s degree in accounting from the University of Nebraska—Lincoln.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009

Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

Schedule II—Valuation and Qualifying Accounts

Other schedules are omitted because they are not required.

(b)	Exhibits

Exhibit Number	Description	Method of Filing

2.1	Agreement, dated July 15, 2011, by and among John Holden and Others and Capella Education Company for the sale and purchase of the entire issued share capital of Resource Development International Limited (excluding schedules and exhibits, which we agree to furnish supplementally to the Securities and Exchange Commission upon request).	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2011.

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 11, 2006.

3.2	Second Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2008.

4.1	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 19, 2006.

10.1*	Capella Education Company 2005 Stock Incentive Plan as amended.	Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 3, 2005.

10.2*	Forms of Option Agreements for the Capella Education Company 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.

Exhibit Number	Description	Method of Filing

10.3*	Form of Restricted Stock Agreement for the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.4*	Form of Restricted Stock Unit Agreement (Employee) under the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2009.

10.5*	Form of Restricted Stock Unit Agreement (Non-Employee Director) under the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2009.

10.6*	Capella Education Company 1999 Stock Option Plan, as amended.	Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

10.7*	Form of Non-Statutory Stock Option Agreement (Director) for the Capella Education Company 1999 Stock Option Plan.	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.8*	Form of Non-Statutory Stock Option Agreement (Employee) for the Capella Education Company 1999 Stock Option Plan.	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.9*	Form of Incentive Stock Option Agreement for the Capella Education Company 1999 Stock Option Plan.	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.10*	Capella Education Company Executive Severance Plan, as amended.	Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.11*	Capella Education Company Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 3, 2005.

10.12	Office Lease, dated as of February 23, 2004, by and between the Registrant and 601 Second Avenue Limited Partnership.	Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.13	Memorandum of Lease, dated as of March 10, 2004, by and between the Registrant and 601 Second Avenue Limited Partnership.	Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.

10.14*	Form of Performance Vesting Option Agreement (Annual Incentive Plan for Management Employees—2006) for the Capella Education Company 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.27 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.

Exhibit Number	Description	Method of Filing
10.15	First Amendment to Lease, dated as of May 16, 2006, by and between the Registrant and 601 Second Avenue Limited Partnership.	Incorporated by reference to Exhibit 10.36 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.
10.16	Letter Agreement, dated July 5, 2006, between the Registrant and ASB Minneapolis 225 Holdings, LLC	Incorporated by reference to Exhibit 10.37 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.
10.17	Second Amendment to Lease, dates as of March 17, 2008, by and between the Registrant and Minneapolis 225 Holdings, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
10.18	Third Amendment to Lease, dates as of June 10, 2009, by and between the Registrant and Minneapolis 225 Holdings, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
10.19	Fourth Amendment to Lease, dated as of May 14, 2010, by and between the Registrant and Minneapolis 225 Holdings, LLC.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
10.20	Fifth Amendment to Lease, dated as of August 29, 2011, by and between the Registrant and Minneapolis 225 Holdings, LLC.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
10.21*	Amendment No. 1 to Capella Education Company 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.42 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2006.
10.22*	Capella Education Company Senior Executive Severance Plan, as amended.	Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
10.23*	Employment Agreement between Capella Education Company and J. Kevin Gilligan, dated January 20, 2009.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2009.
10.24*	Capella Education Company Incentive Bonus Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
10.25	Credit Agreement dated September 30, 2011, among Capella Education Company, identified therein as the Borrower; Bank of America, N.A. as Administrative Agent; Merrill Lynch, Pierce, Fenner & Smith as the lead Arranger; and certain other lenders (the “Credit Agreement”).	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
10.26*	Form of Restricted Stock Unit Agreement (Director) (for use commencing in 2012) for the Capella Education Company 2005 Stock Incentive Plan	Filed electronically.

Exhibit Number	Description	Method of Filing
10.27*	Form of Restricted Stock Unit Agreement (16(b) Officer) (for use commencing in 2012) for the Capella Education Company 2005 Stock Incentive Plan	Filed electronically.

10.28*	Form of Non-Statutory Stock Option Agreement (16(b) Officer) (for use commencing in 2012) for the Capella Education Company 2005 Stock Incentive Plan	Filed electronically.

10.29*	Capella Education Company Incentive Bonus Plan, as amended	Filed electronically.

21	Subsidiaries of the Registrant.	Filed electronically.

23	Consent of Ernst & Young LLP.	Filed electronically.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

EX-101.INS	XBRL Instance Document(1)	Filed electronically.

EX-101.SCH	XBRL Taxonomy Extension Schema Document(1)	Filed electronically.

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)	Filed electronically.

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)	Filed electronically.

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)	Filed electronically.

*	Management contract or compensatory plan or arrangement.

(1)	The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

CAPELLA EDUCATION COMPANY

Schedule II—Valuation and Qualifying Accounts

Fiscal Years 2011, 2010, and 2009

	Beginning Balance	Acquisition	Additions Charged to Expense	Deductions		Ending Balance
	(In thousands)
Allowance accounts for the years ended:
December 31, 2011 Allowance for doubtful accounts	$3,783	$776	$10,565	$(9,335	)(a)	$5,789
December 31, 2010 Allowance for doubtful accounts	$2,362	$0	$8,744	$(7,323	)(a)	$3,783
December 31, 2009 Allowance for doubtful accounts	$1,419	$0	$6,972	$(6,029	)(a)	$2,362

(a)	Write-off of accounts receivables.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPELLA EDUCATION COMPANY
(Registrant)

Date: February 23, 2012	/S/ J. KEVIN GILLIGAN
J. Kevin Gilligan
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

SIGNATURES	TITLE	DATE

/s/ J. KEVIN GILLIGAN J. Kevin Gilligan	Chairman and Chief Executive Officer (Principal Executive Officer)	February 23, 2012

/S/ STEVEN L. POLACEK Steven L. Polacek	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2012

/S/ MARK N. GREENE Mark N. Greene	Director	February 23, 2012

/S/ MICHAEL A. LINTON Michael A. Linton	Director	February 23, 2012

/S/ MICHAEL L. LOMAX Michael L. Lomax	Director	February 23, 2012

/S/ JODY G. MILLER Jody G. Miller	Director	February 23, 2012

/S/ STEPHEN G. SHANK Stephen G. Shank	Director	February 23, 2012

/S/ ANDREW M. SLAVITT Andrew M. Slavitt	Director	February 23, 2012

/S/ DAVID W. SMITH David W. Smith	Director	February 23, 2012

/S/ JEFFREY W. TAYLOR Jeffrey W. Taylor	Director	February 23, 2012

/S/ DARRELL R. TUKUA Darrell R. Tukua	Director	February 23, 2012