Form 10-Q
period 2012-03-31
CAPELLA EDUCATION CO
filed 2012-04-24
CIK 1104349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-33140
____________________________________________
CAPELLA EDUCATION COMPANY
(Exact name of registrant as specified in its charter)
____________________________________________

Minnesota (State or other jurisdiction of incorporation or organization)	41-1717955 (I.R.S. Employer Identification No.)

Capella Tower 225 South Sixth Street, 9th Floor Minneapolis, Minnesota (Address of principal executive offices)	55402 (Zip Code)

(888) 227-3552
(Registrant’s telephone number, including area code)
____________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock outstanding as of April 19, 2012 was 13,487,584.

CAPELLA EDUCATION COMPANY
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CAPELLA EDUCATION COMPANY
Consolidated Balance Sheets
(In thousands, except par value)

	As of March 31, 2012	As of December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,945	$61,977
Marketable securities	45,570	65,067
Accounts receivable, net of allowance of $5,613 at March 31, 2012 and $5,789 at December 31, 2011	17,145	18,239
Prepaid expenses and other current assets	9,074	12,493
Deferred income taxes	3,490	3,452
Total current assets	158,224	161,228
Property and equipment, net	48,548	50,713
Goodwill	16,914	16,980
Intangibles, net	6,082	6,552
Total assets	$229,768	$235,473
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,051	$8,977
Accrued liabilities	26,173	29,306
Income taxes payable	5,748	2,427
Deferred revenue	7,612	7,769
Total current liabilities	43,584	48,479
Deferred rent	4,092	4,215
Other liabilities	6,702	6,425
Deferred income taxes	12,308	12,575
Total liabilities	66,686	71,694

Redeemable noncontrolling interest	1,576	1,180

Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares — 100,000; Issued and Outstanding shares — 13,574 at March 31, 2012 and 13,882 at December 31, 2011	136	139
Additional paid-in capital	102,738	103,900
Accumulated other comprehensive income	216	307
Retained earnings	58,416	58,253
Total shareholders’ equity	161,506	162,599
Total liabilities and shareholders’ equity	$229,768	$235,473

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Revenues	$109,400	$111,354
Costs and expenses:
Instructional costs and services	46,770	42,499
Marketing and promotional	32,870	35,321
General and administrative	11,823	9,205
Reduction of workforce	—	1,862
Total costs and expenses	91,463	88,887
Operating income	17,937	22,467
Other income (expense), net	(43)	525
Income before income taxes	17,894	22,992
Income tax expense	6,787	8,492
Net income	11,107	14,500
Net loss attributable to noncontrolling interest	186	109
Net income attributable to Capella Education Company	$11,293	$14,609
Net income attributable to Capella Education Company per common share:
Basic	$0.82	$0.90
Diluted	$0.82	$0.90
Weighted average number of common shares outstanding:
Basic	13,714	16,182
Diluted	13,783	16,290

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Net income	$11,107	$14,500
Net loss attributable to noncontrolling interest	186	109
Net income attributable to Capella Education Company	11,293	14,609
Other comprehensive income (loss), net of tax:
Foreign currency translation gain	10	—
Unrealized losses on available for sale securities	(101)	(69)
Comprehensive income attributable to Capella Education Company	$11,202	$14,540

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Operating activities
Net income	$11,107	$14,500
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	3,509	1,746
Depreciation and amortization	7,221	5,327
Amortization of investment discount/premium	271	607
Impairment of property and equipment	956	—
Loss (gain) on disposal of property and equipment	50	(35)
Share-based compensation	1,115	884
Excess tax benefits from share-based compensation	(34)	(119)
Deferred income taxes	(266)	(39)
Changes in operating assets and liabilities:
Accounts receivable	(2,440)	(497)
Prepaid expenses and other current assets	3,475	261
Accounts payable and accrued liabilities	(8,078)	(7,306)
Income tax payable	3,205	8,400
Deferred rent	(124)	959
Deferred revenue	(108)	(1,200)
Net cash provided by operating activities	19,859	23,488
Investing activities
Capital expenditures	(5,580)	(4,899)
Proceeds from the sale of property and equipment	303	—
Purchases of marketable securities	—	(1,500)
Sales and maturities of marketable securities	19,065	7,760
Net cash provided by investing activities	13,788	1,361
Financing activities
Excess tax benefits from share-based compensation	34	119
Net proceeds from exercise of stock options	230	1,256
Repurchases of common stock	(12,935)	(26,948)
Net cash used in financing activities	(12,671)	(25,573)
Effect of foreign exchange rates on cash	(8)	—
Net increase (decrease) in cash and cash equivalents	20,968	(724)
Cash and cash equivalents at beginning of period	61,977	77,416
Cash and cash equivalents at end of period	$82,945	$76,692
Supplemental disclosures of cash flow information
Income taxes paid	$3,836	$152
Noncash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$634	$405

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Notes to Consolidated Financial Statements
(Unaudited)

1. Nature of Business

Capella Education Company (the Company) was incorporated on December 27, 1991, and is the parent company of its wholly owned subsidiaries, Capella University (the University) and Resource Development International Limited (RDI). The University, founded in 1993, is an online postsecondary education services company offering a variety of bachelor's, master's and doctoral degree programs primarily delivered to working adults. The University is accredited by The Higher Learning Commission and is a member of the North Central Association of Colleges and Schools. In 2011, the Company acquired RDI, which is an independent provider of United Kingdom (UK) university distance learning qualifications and markets, develops and delivers programs worldwide via its offices and partners across Asia, North America, Africa and Europe. The Company is also the majority owner of the joint venture Sophia Learning, LLC (Sophia), formed in 2010. Sophia provides a social teaching and learning platform that integrates education with technology. On April 16, 2012, the Company acquired the remaining interest in Sophia, and will account for Sophia as a wholly owned subsidiary beginning in the second quarter of 2012.

2. Summary of Significant Accounting Policies

Consolidation
The consolidated financial statements include the accounts of the Company, the University, RDI and its subsidiaries, and Sophia, after elimination of intercompany accounts and transactions. RDI operates on a fiscal year ending October 31.

Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company's consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (2011 Annual Report on Form 10-K).

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Subsequent Events
The Company has evaluated events and transactions that occurred during the period subsequent to the balance sheet date. On April 16, 2012, the Company acquired the remaining interest in Sophia for approximately $1.6 million in an arms-length transaction. Refer to Note 10 for additional details.
Refer to the Company’s “Summary of Significant Accounting Policies” footnote included in its 2011 Annual Report on Form 10-K for a complete summary of the Company’s significant accounting policies.

3. Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S GAAP and IFRS, which is included in Accounting Standards Codification (ASC) 820, Fair Value Measurement. This update defines fair value, clarifies a framework to measure fair value, and requires specific disclosures of fair value measurements. The guidance is effective for the Company's interim and annual reporting periods beginning January 1, 2012, and applied prospectively. The adoption of this guidance did not have a material impact on the Company's financial condition, results of operations, or disclosures.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which is included in ASC 350, Intangibles-Goodwill and Other. This update reduces the complexity, and potentially the cost, of testing goodwill for impairment. The guidance gives the Company the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, and in some cases skip the two-step impairment test. The guidance is effective for the Company's interim and annual reporting periods beginning January 1, 2012, and applied prospectively. The adoption of this guidance did not have a material impact on the Company's financial condition, results of operations, or disclosures.

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
The following table presents a reconciliation of the numerator and denominator in the basic and diluted net income attributable to Capella Education Company per common share calculation, in thousands, except per share data:

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income attributable to Capella Education Company	$11,293	$14,609
Denominator:
Denominator for basic net income attributable to Capella Education Company per common share— weighted average shares outstanding	13,714	16,182
Effect of dilutive stock options and restricted stock	69	108
Denominator for diluted net income attributable to Capella Education Company per common share— weighted average shares outstanding	13,783	16,290
Basic net income attributable to Capella Education Company per common share	$0.82	$0.90
Diluted net income attributable to Capella Education Company per common share	$0.82	$0.90
Options to purchase 0.6 million and 0.3 million common shares were outstanding, but not included in the computation of diluted net income per common share in the three months ended March 31, 2012 and 2011, respectively, because their effect would be antidilutive.

5. Marketable Securities

The following is a summary of available-for-sale securities, in thousands:

	As of March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$45,277	$293	$—	$45,570
Total	$45,277	$293	$—	$45,570

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$64,613	$454	$—	$65,067
Total	$64,613	$454	$—	$65,067

The unrealized gains and losses on the Company’s investments in municipal securities as of March 31, 2012 and December 31, 2011 were caused by changes in market values primarily due to interest rate changes. The Company had no securities in an unrealized loss position as of March 31, 2012. No other-than-temporary impairment charges were recorded for the three months ended March 31, 2012 and 2011.
The following table summarizes the remaining contractual maturities of the Company’s marketable securities, in thousands:

	As of March 31, 2012	As of December 31, 2011
Due within one year	$43,503	$54,151
Due after one year through five years	2,067	10,916
Total	$45,570	$65,067

The following table is a summary of the proceeds from the maturities of available-for-sale securities, in thousands:

	Three Months Ended March 31,
	2012	2011
Maturities of marketable securities	$19,065	$7,760
Total	$19,065	$7,760

The Company did not record any gross realized gains or gross realized losses in net income during the three months ended March 31, 2012 and 2011.

6. Fair Value Measurements

The following tables summarize certain information for assets and liabilities measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements as of March 31, 2012 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$14,323	$14,323	$—	$—
Money market funds	19,572	19,572	—	—
Variable rate demand notes	49,050	49,050	—	—
Marketable securities:
Tax-exempt municipal securities	45,570	—	45,570	—
Total assets at fair value on a recurring basis:	$128,515	$82,945	$45,570	$—

Liabilities:
Other liabilities:
RDI contingent consideration	$6,110	$—	$—	$6,110
Total liabilities at fair value on a recurring basis:	$6,110	$—	$—	$6,110

	Fair Value Measurements as of December 31, 2011 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$17,101	$17,101	$—	$—
Money market funds	27,551	27,551	—	—
Variable rate demand notes	17,325	17,325	—	—
Marketable securities:
Tax-exempt municipal securities	65,067	—	65,067	—
Total assets at fair value on a recurring basis:	$127,044	$61,977	$65,067	$—

Liabilities:
Other liabilities:
RDI contingent consideration	$5,945	$—	$—	$5,945
Total liabilities at fair value on a recurring basis:	$5,945	$—	$—	$5,945

The Company measures cash and cash equivalents at fair value primarily using real-time quotes for transactions in active exchange markets involving identical assets. The variable rate demand notes contain a feature allowing the Company to require payment by the issuer on a daily or weekly basis. As a result, these securities are highly liquid and are classified as cash and cash equivalents. The Company’s marketable securities are classified within Level 2 and are valued using readily available pricing sources for comparable instruments utilizing market observable inputs. The Company does not hold securities in inactive markets. The Company did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2012 and 2011.

Level 3 Measurements

RDI Contingent Consideration

In connection with the acquisition of RDI, the Company is required to make an additional payment contingent on whether RDI is awarded Taught Degree Awarding Powers (TDAP) by the British Government. Refer to Note 11 for additional details regarding the acquisition of RDI. As the contingent consideration is classified as a liability, ASC 805 Business Combinations (ASC 805) requires that the Company re-measure the liability at fair value at each reporting date until it is extinguished. As such, the Company classified the RDI contingent consideration liability within Level 3 of the fair value measurement hierarchy.

The fair value of the the RDI contingent consideration as of March 31, 2012 was determined using the discounted cash flow approach and was based on the present value of the probability-weighted expected cash flows based on the Company's estimates of the timing and probability of RDI achieving TDAP. The discount rate reflects the risk of a market participant who holds the corresponding asset. To estimate the discount rate, the Company considered the market participant weighted average cost of capital of the business risk associated with RDI achieving TDAP. The discount rate was then adjusted to incorporate risk-free rates and costs of debt for a term commensurate with the term of the contingent consideration as well as the low probability risk of the contingent consideration payments not being made.

The fair value measurement of the RDI contingent consideration encompasses the following significant unobservable inputs:

Unobservable Inputs	Range
Weighted average cost of capital	5% - 8%
Timing of cash flows	3 - 39 months
Probability of TDAP achievement	0% - 100%

Significant increases or decreases in any of the inputs in isolation would result in a significantly lower or higher fair value measurement.

The following table presents a reconciliation of the fair value of the RDI contingent consideration, in thousands:

Balance, December 31, 2011	$5,945
Accretion of RDI contingent consideration liability	165
Balance, March 31, 2012	$6,110

The increase in the fair value of the RDI contingent consideration liability was recorded in other income (expense), net for the three months ended March 31, 2012.

Redeemable Noncontrolling Interest

The fair value of the redeemable noncontrolling interest as of December 31, 2011 was determined using the discounted cash flow approach and was based on the present value of the probability-weighted expected cash flows using the Company's estimates of various business model options that Sophia may pursue and was thus deemed a Level 3 measurement. As a result of the April 16, 2012 buyout of the remaining interest in Sophia, the Company adjusted the fair value of the redeemable noncontrolling interest to approximately $1.6 million, which represented the purchase price. Refer to Note 10 for additional details regarding the redeemable noncontrolling interest fair value measurement.

7. Accrued Liabilities

Accrued liabilities consist of the following, in thousands:

	As of March 31, 2012	As of December 31, 2011
Accrued compensation and benefits	$4,915	$8,978
Accrued instructional	6,216	7,291
Accrued vacation	1,578	994
Other	13,464	12,043
Total	$26,173	$29,306

“Other” in the table above consists primarily of vendor invoices accrued in the normal course of business.

The Company recorded liabilities of approximately $1.9 million and $1.3 million relating to the strategic reductions in workforce in February and November 2011, respectively, which were recorded as a component of accrued liabilities. The following presents the Company's reduction in workforce liability for the three months ended March 31, 2012, in thousands:

Balance, December 31, 2011	$967
Payments	820
Balance, March 31, 2012	$147

8. Commitments and Contingencies

Operating Leases
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

The following presents the Company's future minimum lease commitments as of March 31, 2012, in thousands:

2012	$5,186
2013	6,376
2014	6,299
2015	6,240
2016	6,401
2017 and thereafter	12,120
Total	$42,622

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

Revolving Credit Facility
On September 30, 2011, the Company entered into an unsecured revolving credit agreement (the Credit Agreement) with Bank of America, N.A., and certain other lenders. The Credit Agreement provides $100.0 million of borrowing capacity (the credit facility), with an increase option of an additional $50.0 million. The Credit Agreement expires on September 30, 2016.

Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus an applicable rate of 1.75% to 2.25% based on the Company’s consolidated leverage ratio or, at the Company’s option, an alternative base rate (defined as the higher of (a) the federal funds rate plus 0.5%, (b) Bank of America’s prime rate, or (c) the one-month LIBOR plus 1.0%) plus an applicable rate of 0.75% to 1.25% based on the Company’s consolidated leverage ratio. The Credit Agreement requires payment of a commitment fee, based on the Company’s consolidated leverage ratio, charged on the unused credit facility. Outstanding letters of credit are also charged a fee, based on the Company’s consolidated leverage ratio. The Company capitalized approximately $0.5 million of debt issuance costs related to the credit facility, which are being amortized on a straight-line basis over a period of five years. Interest expense for the amortization of debt issuance costs is recorded in other income (expense), net.
The Credit Agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Failure to comply with the covenants contained in the Credit Agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. As of March 31, 2012, there were no borrowings under the credit facility and the Company was in compliance with all debt covenants.

Litigation
On November 5, 2010, a purported securities class action lawsuit captioned Police Pension Fund of Peoria, Individually, and on Behalf of All Others Similarly Situated v. Capella Education Company, J. Kevin Gilligan and Lois M. Martin, was filed in the U.S. District Court for the District of Minnesota. The complaint names the Company and certain senior executives as defendants, and alleges the Company and the named defendants made false or misleading public statements about the Company's business and prospects during the time period from February 16, 2010 through August 13, 2010 in violation of federal securities laws, and that these statements artificially inflated the trading price of the Company’s common stock to the detriment of shareholders who purchased shares during that time. The plaintiff seeks compensatory damages for the purported class. Since that time, substantially similar complaints making similar allegations against the same defendants for the same purported class period were filed with the federal court. Pursuant to the Private Securities Litigation Reform Act of 1995, on April 13, 2011, the Court appointed Oklahoma Firefighters Pension and Retirement System as lead plaintiff and Abraham, Fruchter and Twersley, LLP, as lead counsel. A consolidated amended complaint, captioned Oklahoma Firefighters Pension and Retirement System, Individually and on Behalf of All Others Similarly Situated, v. Capella Education Company, J. Kevin Gilligan, Lois M. Martin and Amy L. Ronneberg, was filed on June 27, 2011. The Company filed a motion to dismiss the plaintiff’s complaint on September 2, 2011, and a hearing on that motion was held on December 21, 2011. The District Court will rule on the motion at some time in the future.
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

9. Share Repurchase Program

The Company announced its current share repurchase program in July 2008. The Board of Directors authorizes repurchases of outstanding shares of common stock from time to time depending on market conditions and other considerations. A summary of the Company’s comprehensive share repurchase activity from the program's commencement through March 31, 2012, all of which was part of its publicly announced program, is presented below, in thousands:

Board authorizations:
July 2008	$60,000
August 2010	60,662
February 2011	65,000
December 2011	50,000
Total amount authorized	235,662
Total value of shares repurchased	188,952
Residual authorization	$46,710

During the three months ended March 31, 2012, the Company repurchased 0.3 million shares for total consideration of $12.9 million. The Company repurchased 0.5 million shares for total consideration of $27.3 million during the three months ended March 31, 2011; due to timing, cash payments made for these share repurchases were $26.9 million. As of March 31, 2012, the Company had purchased an aggregate of 4.0 million shares under the program’s outstanding authorizations at an average price per share of $47.59 totaling $189.0 million.

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

On April 16, 2012, the Company acquired the remaining interest in Sophia for approximately $1.6 million in an arms-length transaction. As the purchase price was determinable as of the balance sheet date and considered to be at fair market value, the Company evaluated the nature of this subsequent event and increased the redeemable noncontrolling interest to fair market value through a charge to retained earnings of approximately $0.6 million. The Company will account for Sophia as a wholly owned subsidiary beginning in the second quarter of 2012 when the noncontrolling interests were acquired.

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

As a result of years of investment in its academic infrastructure, RDI has applied to the British Government for TDAP. If awarded, TDAP will enable RDI to independently validate its own degrees going forward under the auspices of the Quality Assurance Agency, a Government body that reviews the standards and quality of all UK universities. Under the terms of the agreement, the Company will make an additional payment of £4.0 million (approximately $6.4 million) if TDAP is granted to RDI. The Company recorded a liability of $5.9 million as of the acquisition date, for the fair value of the TDAP contingent consideration which is included in other liabilities. As the contingent consideration is classified as a liability, ASC 805 requires that the Company re-measure the liability at fair value at each reporting date until it is extinguished. As such, the Company classified the RDI contingent consideration liability within Level 3 of the fair value hierarchy. Refer to Note 6 for discussion of Level 3 fair value measurements.

The Company finalized the purchase accounting in the fourth quarter of 2011 and measured the fair value of the assets acquired and liabilities assumed in accordance with ASC 805. The Company recorded goodwill of $17.0 million, and capitalized $7.1 million of intangible assets primarily consisting of partner and student relationships, trademark and trade name, learning model, and internally developed software. The estimated useful lives of the intangible assets range from two to ten years. The Company recorded the acquired deferred revenue at its fair value of $1.6 million as of the acquisition date, and assumed net liabilities of approximately $3.9 million in this transaction.

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

To participate in the Title IV Programs, an institution must be authorized to offer its programs of instruction by the relevant agencies of the state in which it is located, accredited by an accrediting agency recognized by the DOE and certified as eligible by the DOE. The DOE will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the HEA and the DOE's extensive academic, administrative, and financial regulations regarding institutional eligibility. An institution must also demonstrate its compliance with these requirements to the DOE on an ongoing basis. The University performs periodic reviews of its compliance with the various applicable regulatory requirements. The University has not been notified by any of the various regulatory agencies of any significant noncompliance matters that would adversely impact its ability to participate in Title IV programs, however, the Office of Inspector General (OIG) has conducted a compliance audit of the University. The audit commenced on April 10, 2006 and the University subsequently provided the OIG with periodic information, responded to follow up inquiries and facilitated site visits and access to its records. The OIG completed its fieldwork in January 2007 and the University received a draft audit report on August 23, 2007. The University provided written comments on the draft audit report to the OIG on September 25, 2007. On March 7, 2008, the OIG's final report was issued to the Acting Chief Operating Officer for Federal Student Aid (FSA), which is responsible for primary oversight of the Title IV funding programs. The University responded to the final report on April 8, 2008. The University provided FSA staff with certain additional requested information for financial aid years 2002-2003 through 2007-2008. The FSA will subsequently issue final findings and requirements for the University. The FSA may take certain actions, including requiring that the University refund certain federal student aid funds, modify the Title IV administration procedures, and/or requiring the University to pay fines or penalties.

Based on the draft audit report, the most significant potential financial exposure from the audit pertains to repayments to the Department of Education that could be required if the OIG concludes that the University did not properly calculate the amount of Title IV funds required to be returned for learners that withdrew without providing an official notification of such withdrawal and without engaging in academic activity prior to such withdrawal. If it is determined that the University improperly withheld any portion of these funds, it would be required to return the improperly withheld funds. The University and the OIG have differing interpretations of the relevant regulations regarding what constitutes engagement in the unofficial withdrawal context. As the University interprets the engagement requirement, it currently estimates for the three year audit period, and for the 2005-2006, 2006-2007 and 2007-2008 financial aid years, the total amount of Title IV funds not returned for learners who withdrew without providing official notification was approximately $1.0 million, including interest, but not including fines and penalties. If this difference of interpretation is ultimately resolved in a manner adverse to the Company, then the total amount of Title IV funds not returned for learners who withdrew without providing official notification would be greater than the amount the University has currently estimated.

Political and budgetary concerns significantly affect the Title IV Programs. Congress reauthorizes the HEA and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in August 2008. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of March 31, 2012, programs in which the University's learners participate are operative and sufficiently funded.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as updated in our subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this or other Quarterly Reports on Form 10-Q. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC.

Executive Overview
We are an online postsecondary education services company. As of March 31, 2012, our wholly owned subsidiaries and joint venture include the following:

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

•
Sophia Learning, LLC (Sophia), a joint venture in which we are the majority owner, is a social teaching and learning platform that integrates education with technology. On April 16, 2012, we acquired the remaining interest in Sophia, and will account for Sophia as a wholly owned subsidiary beginning in the second quarter of 2012.

We believe we have the right operating strategies in place to continually differentiate ourselves in our markets and drive growth by supporting learner success, producing affordable degrees, expanding our brand, serving a broader set of our learner's professional needs and establishing new growth platforms. Technology and the talent of our faculty and employees enable these strategies. We believe these strategies and enablers will allow us to continue to deliver high quality, affordable education, resulting in continued growth over the long-term. We will continue to invest in these enablers to strengthen the foundation and future of our business.

Key Trends, Developments and Challenges
The following developments and trends present opportunities, challenges and risks toward achieving our goal of providing attractive returns to our shareholders:

•
Introduction of new programs and specializations and current program updates. In the first quarter of 2012, we introduced three new degree programs and ten new specializations; in 2011, we launched three new degree programs and fourteen new specializations. We expect to continue to introduce additional degree programs and specializations across our markets in the future, and enhance our current offerings, as we believe this will further position Capella for long-term success. Certain types of new programs or specializations may require the Department of Education (DOE or Department) notification and/or approval, which could have an impact on the anticipated timeframe to launch new offerings.

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

•
RDI acquisition. In July 2011, we acquired RDI to access the fast-growing international higher education market. RDI has a significant presence in the UK and certain Commonwealth countries. Although we believe the acquisition will have a positive impact on our revenue growth, there are certain factors that may result in lower revenue growth, including regulation changes in the UK Higher Education sector or changes in RDI's university partner relationships. Currently, RDI partners with several universities to validate degrees since RDI does not have its own Taught Degree Awarding Powers.

RDI was dilutive to our earnings in the first quarter of 2012, and is expected to be dilutive to our earnings throughout the remainder of 2012, in part related to amortization of intangibles and integration expenses.

•
Competition for high-quality inquiries. We have reinforced our commitment to quality inquiries within our targeted professional markets through a more strategic shift towards brand-focused marketing. This shift has also resulted in improved conversion rates of prospective learners. With the changes we have made to date, a significantly lower percentage of inquiries is now generated from the aggregator channel and conversion rates have improved. However, the number of inquiries previously generated in the aggregator channel has not yet been fully replaced, but we are starting to see moderating costs per enrollment. We believe building our brand awareness will produce long-term efficiencies and increase our ability to attract high-quality learners on a long-term sustainable basis.

•
Current market environment. The market continues to present challenging conditions. We survey prospective learners on a regular basis and continue to see hesitation to take on the financial responsibility of a university education in the current market environment. In addition, the decision cycle for prospective learners continues to be at historically long levels. We remain focused on attracting the right learners and learner success.

•
Initiatives to improve learner success. As we continue to position Capella to drive sustainable growth, we are focused on improving learner success rates particularly in the first four quarters of enrollment, while maintaining a high standard of academic quality and rigor. We recently implemented various measures likely to affect our growth and profitability, at least in the near term, including the following:

•	Transitioning our marketing approaches to increase emphasis on attracting learners who are more likely to persist in our programs;

•
Investing in our actionable analytics capabilities even further to leverage data, refine our models and accurately predict the likelihood of a prospective and new learner persisting to critical thresholds of success in the learner's first four quarters of enrollment;

•
Piloting programs to create personalized pathways for different learner groups which focus on transitioning learners into the online environment, creating a supportive community, and providing a proactive support structure;

•	Providing clear information near-real-time to our learners, faculty, advisors and staff to help learners persist and successfully complete their programs; and,

•
Diversifying outside of Capella University by creating innovative new learning technologies that have potential to increase affordability, and better serve the life-long learning needs of working adult professionals.

We expect some of these initiatives may adversely impact our new and active enrollment and revenue in 2012, and potentially beyond. However, we believe these efforts are in the best interest of our learners and over the long-term will improve learner success and lifetime revenue, which, in turn, positions us for more sustainable long-term growth.

•
New Enrollment Growth. In 2011 and first quarter of 2012, we experienced negative new enrollment growth and expect continued new enrollment pressure. We expect negative new enrollment growth to adversely impact our active enrollments, revenues, financial condition, results of operations and cash flows in the near term.

•	Regulatory Environment

•
U.S. Pending Legislation and Congressional Hearings. In recent years, there has been increased focus by members of the U.S. Congress on the role that proprietary educational institutions play in higher education. Congressional hearings and roundtable discussions have been held, and more are expected to be held in the future, regarding various aspects of the education industry including federal financial aid and military education funding that may result in regulatory changes that affect our business. We have voluntarily provided substantial amounts of information about our business at the request of various Congressional committees and individual members, and we intend to continue being responsive to Congress in this regard.

In August 2011, President Obama signed into law the Budget Control Act of 2011, which provides for an increase in the federal government borrowing limit and spending reductions in two phases. The first phase imposes various spending cuts, including the elimination of the partial in-school interest subsidy for graduate student loans beginning July 1, 2012. The cost of borrowing will increase for graduate students who defer payment of interest while enrolled, which could adversely impact enrollment. The second phase would require Congress to develop legislation to achieve future deficit reduction, The outcome of this process is highly uncertain. If Congress does not achieve the required level of deficit reduction, an across-the-board cutting mechanism known as sequestration will take effect beginning with the federal fiscal year 2013. Although the Pell Grant program currently is exempt from the sequestration process, other federal programs and services that could impact our business would be included.

As Congress addresses the historic U.S. budget deficit, financial aid programs are a potential target for reduction. In February 2012, President Obama submitted his fiscal year 2013 federal budget request. If enacted, the President's budget request would, among other things:

•	Maintain the 3.4% interest rate on undergraduate subsidized student loans for one additional year, which is currently scheduled to revert to 6.8% in July 2012;

•	Fund a maximum Pell Grant of $5,635 for the 2013-2014 award year, an $85 increase over the prior year; and,

•	Make permanent the American Opportunity Tax Credit, which is a refundable tax credit for undergraduate education expenses.

Congress will consider the President's budget request in its formulation of tax and spending legislation later this year, including the fiscal year 2013 appropriations bills that will set specific funding levels for federal education programs. Any action by Congress that significantly reduces Title IV program funding, whether through across-the-board funding reductions, sequestration or otherwise, or materially impacts the eligibility of our institutions or students to participate in Title IV programs, would have a material adverse effect on our enrollment, financial condition, results of operations and cash flows.

If Congress significantly reduced the amount of available Title IV program funding, we would attempt to arrange for alternative sources of financial aid for our students, which may include lending funds directly to our students, but private sources would not be able to provide as much funding to our students on as favorable terms as is currently provided by Title IV. In addition, private organizations could require us to guarantee all or part of this assistance and we might incur other additional costs. For these reasons, private, alternative sources of student financial aid would only partly offset the impact on our business of reduced Title IV program funding.

On April 18, 2012, Senators Kay Hagan and Tom Harkin introduced new legislation that would prohibit colleges and universities from using federal education dollars to pay for marketing, advertising, and recruiting. The Protecting Financial Aid for Students and Taxpayers Act would prohibit the use of Pell Grants, federal student loans, the Post-9/11 G.I. Bill, and other federal education funds for such practices. We expect the bill to be assigned to the Senate Health, Education, Labor and Pensions committee.

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

•	Implementation of standards for state authorization of institutions of higher education;

•	Implementation of standards around the new program approval section of gainful employment; and

•
Expansion of the definition of misrepresentation, relating to the Department's authority to suspend or terminate an institution's participation in Title IV programs if the institution engages in substantial misrepresentation about the nature of its educational program, its financial charges, or the employability of its graduates, and expansion of the sanctions that the Department may impose for engaging in a substantial misrepresentation.

The Department published final regulations on October 29, 2010, including disclosure and reporting provisions related to gainful employment metrics. Most of the October 29, 2010 final rules were effective July 1, 2011. The rules pertaining to the metrics around gainful employment are effective on July 1, 2012, and the DOE has stated its intention to release gainful employment informational rates related to debt-to-earnings and repayment metrics in the spring of 2012. We believe substantially all of our academic programs currently prepare students for gainful employment measured in the manner set forth in the final gainful employment regulations for purposes of continued eligibility to participate in federal student financial aid programs.

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

•
New program approval. The Department issued a Notice of Proposed Rulemaking on the subject of New Program Approval on September 26, 2011, including significant proposed changes which would require institutions to notify the Department of a new program only if the program is substantially similar to a program that is failing to meet both gainful employment debt metrics, outside the scope of the institution's accreditation, or if the Secretary notifies the institution that it must apply for approval. Capella believes that the proposed rules would significantly reduce our reporting burden and are better aligned with the intent and scope of gainful employment.

•
Student Loan Cohort Default Rates. To remain eligible to participate in Title IV programs, an educational institution's student loan cohort default rates must remain below certain specified levels. Under current regulations, an educational institution will lose its eligibility to participate in Title IV programs if its two-year measuring period student loan cohort default rate equals or exceeds 25% for three consecutive cohort years, or 40% for any given year. Capella's 2009 cohort default rate is 6.6%, and the draft 2010 cohort default rate, to be finalized in September 2012, is 7.9%.

The cohort default rate requirements were modified by the Higher Education Opportunity Act enacted in August 2008 to increase by one year the measuring period for each cohort. Starting in September 2012, the U.S.

Department of Education will publish the official three-year cohort default rates in addition to the two-year rates, beginning with the 2009 cohort. If an institution's three-year cohort default rate exceeds 30% for any given year (compared to 25% under the current two-year standard), it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate.

We believe that our current repayment management efforts meet these requirements. If an institution's three-year cohort default rates for the 2009 and 2010 cohorts exceed 30%, the institution may be subject to provisional certification imposing various additional requirements for participation in Title IV programs. Beginning with the three-year cohort default rate for the 2011 cohort published in September 2014, the three-year rates will be applied for purposes of measuring compliance with the requirements. If the three-year cohort default rate for the 2011 cohort exceeds 40%, the institution will cease to be eligible to participate in Title IV programs, and if the institution's three-year cohort default rate exceeds 30% for three consecutive years, beginning with the 2009 cohort, the institution will cease to be eligible to participate in Title IV programs. The Department has published, for informational purposes, “trial rates” to assist institutions in understanding the impact of the new three-year cohort default rate calculation. Capella's trial three-year cohort default rate for the 2008 cohort is 6.5%. Capella's draft three-year cohort default rates for the 2009 cohort, to be finalized in September 2012, is 10%.

•
Title IV Compliance Audit of Capella University. We perform periodic reviews and self audits of our compliance with the various applicable regulatory requirements of the DOE and state regulatory authorities. We have not been notified by any of the various regulatory agencies of any significant noncompliance matters that would adversely impact our ability to participate in Title IV programs, however, the Office of Inspector General (OIG) of the DOE has conducted a compliance audit of Capella University. The audit commenced on April 10, 2006 and we subsequently provided the OIG with periodic information, responded to follow up inquiries and facilitated site visits and access to our records. The OIG completed its field work in January 2007 and we received a draft audit report on August 23, 2007. Capella University provided written comments on the draft audit report to the OIG on September 25, 2007. On March 7, 2008, the OIG's final report was issued to the Acting Chief Operating Officer (COO) for Federal Student Aid (FSA), which is responsible for primary oversight of the Title IV funding programs. We responded to the final report on April 8, 2008. In 2009, we provided FSA staff with certain requested information for financial aid years 2002-2003 through 2006-2007. The FSA will subsequently issue final findings and requirements for Capella University. The FSA may take certain actions, including requiring that we refund certain federal student aid funds, requiring us to modify our Title IV administration procedures, and/or requiring us to pay fines or penalties.

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

•
Program Review of Capella University. In connection with its administration of the Title IV federal student financial aid programs, the Department of Education periodically conducts program reviews at selected schools that receive Title IV funds. In April 2012, the Department of Education notified us that it will conduct an on-site program review of Capella University's administration of the Title IV programs. The site visit for our program review will cover the 2010-2011 and 2011-2012 award years, and is scheduled for May 7 through May 11, 2012. In general, after the Department of Education conducts its site visit and reviews data supplied by the institution, the Department of Education sends the institution a program review report. The institution has the opportunity to respond to the findings in the program review report. The Department of Education then issues a final program review determination letter, which identifies any liabilities. The institution may appeal any monetary liabilities specified in the final program review determination letter.

Critical Accounting Policies and Use of Estimates
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. During the three months ended March 31, 2012, there have been no significant changes to our critical accounting policies.

Results of Operations
Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the three months ended March 31, 2012:

	Three Months Ended March 31,
	$ (in thousands, unaudited)		$ Change	% Change	% of Revenue
	2012	2011	2012 vs. 2011		2012	2011	2012 vs. 2011
Revenues	$109,400	$111,354	$(1,954)	(1.8)%	100.0%	100.0%	0.0%
Costs and expenses:
Instructional costs and services	46,770	42,499	4,271	10.0	42.8	38.2	4.6
Marketing and promotional	32,870	35,321	(2,451)	(6.9)	30.0	31.7	(1.7)
General and administrative	11,823	9,205	2,618	28.4	10.8	8.2	2.6
Reduction of workforce	—	1,862	(1,862)	(100.0)	—	1.7	(1.7)
Total costs and expenses	91,463	88,887	2,576	2.9	83.6	79.8	3.8
Operating income	17,937	22,467	(4,530)	(20.2)	16.4	20.2	(3.8)
Other income (expense), net	(43)	525	(568)	(108.2)	—	0.4	(0.4)
Income before income taxes	17,894	22,992	(5,098)	(22.2)	16.4	20.6	(4.2)
Income tax expense	6,787	8,492	(1,705)	(20.1)	6.2	7.6	(1.4)
Effective tax rate	37.9%	36.9%
Net income	11,107	14,500	(3,393)	(23.4)	10.2	13.0	(2.8)
Net loss attributable to noncontrolling interest	186	109	77	70.6	0.1	0.1	—
Net income attributable to Capella Education Company	$11,293	$14,609	$(3,316)	(22.7)%	10.3%	13.1%	(2.8)%

Revenues. The decrease in revenues compared to the same quarter in the prior year is primarily related to a 5.9 percent decrease in total Capella University enrollments at March 31, 2012 compared to the same period in 2011. The decrease in enrollments is slightly offset by the impact of price increases, the addition of RDI which was acquired in the third quarter of 2011, and a larger proportion of doctoral learners who generate more revenue per learner than our master’s or bachelor’s learners. Tuition increases in 2012 generally ranged from zero to seven percent and were implemented in July 2011.
Instructional costs and services expenses. Instructional costs and services expenses increased compared to the same quarter in the prior year primarily due to an increase in depreciation expense as a result of increased capital investments related to the learner experience and academic quality made throughout 2011, continued investment in strategic initiatives, and the impairment of property and equipment. Instructional costs and services expenses also increased due to the addition of RDI, which was acquired in the third quarter of 2011, and amortization expense related to intangible assets. These increases were partially offset by a decrease in the cost per learner driven by efficiencies gained in the courseroom. Instructional costs and services expenses as a percent of revenue increased due to the factors discussed above, as well as the slight decrease in revenue.
Marketing and promotional expenses. Marketing and promotional expenses decreased compared to the same quarter in the prior year primarily due to decreased reliance on online aggregators as we increase core marketing efforts and brand advertising, which focus on improving conversion rates and new enrollment growth. This decrease was partially offset by the addition of RDI which was acquired in the third quarter of 2011. Marketing and promotional expenses as a percent of revenues decreased due to the factors discussed above, as well as the slight decrease in revenue.
General and administrative expenses. General and administrative expenses, and general and administrative expenses as a percent of revenue, increased compared to the same quarter in the prior year primarily due to increased bad debt expense as a result of the new Title IV program integrity rules and the addition of RDI which was acquired in the third quarter of 2011.

Reduction of workforce expenses. In February 2011, we implemented a strategic reduction of workforce by eliminating approximately 120 positions and incurring an expense of approximately $1.9 million in the three months ended March 31, 2011.
Other income (expense), net. Other income (expense), net decreased compared to the same quarter in the prior year primarily due to the increase in the fair value of the RDI contingent consideration liability, increased interest expense related to the credit facility which was entered into during the third quarter of 2011, and reduced interest income levels as a result of a lower average marketable securities balance.
Income tax expense. The increase in our effective tax rate compared to the same quarter in the prior year was primarily due to foreign losses for which we receive a lower tax benefit and a decrease in the favorable impact of tax exempt interest.
Net income. Net income decreased due to the factors discussed above.

Liquidity and Capital Resources

Liquidity
We financed our operating activities and capital expenditures during the three months ended March 31, 2012 and 2011 primarily through cash provided by operating activities. Our cash, cash equivalents and marketable securities were $128.5 million and $127.0 million at March 31, 2012 and December 31, 2011, respectively. Our cash, cash equivalents and marketable securities increased primarily due to a decrease in share repurchases during the quarter.

On September 30, 2011, we entered into an unsecured revolving credit agreement (the Credit Agreement) with Bank of America, N.A., and certain other lenders. The Credit Agreement provides $100.0 million of borrowing capacity, with an increase option of an additional $50.0 million. The Credit Agreement term ends September 30, 2016. As of March 31, 2012, there were no borrowings under the credit facility and we were in compliance with all debt covenants.

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

On July 15, 2011, we acquired 100% of the share capital of RDI for £7.9 million (approximately $12.6 million), net of cash acquired. In connection with the agreement, we will make an additional payment of £4.0 million (approximately $6.4 million) if RDI is granted Taught Degree Awarding Power (TDAP).

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

Operating Activities
Net cash provided by operating activities was $19.9 million and $23.5 million for the three months ended March 31, 2012 and 2011, respectively. The decrease was primarily due to a decrease in cash from the timing of income tax payments in the first quarter of 2012 compared to 2011, an increase in accounts receivable balances primarily due to the new Title IV program integrity rules, and lower net income.

The decrease in net cash provided by operating activities is slightly offset by an increase in prepaid expenses and other current assets due to timing of activity; an increase in depreciation and amortization expense as a result of increased capital investments throughout 2011, related to improving the learner experience and academic quality; and an increase in bad debt expense primarily due to the new Title IV program integrity rules.

Investing Activities
Our cash used in investing activities is primarily related to the purchase or maturity of investments in marketable securities and investments in property and equipment. Net cash provided by investing activities was $13.8 million for the three months ended

March 31, 2012 and $1.4 million for the three months ended March 31, 2011. Cash provided from marketable securities consisted of maturities of these tax-exempt investments. Net maturities of marketable securities were $19.1 million and $6.3 million during the three months ended March 31, 2012 and 2011, respectively. The maturities of marketable securities in 2012 were held as cash and cash equivalents at March 31, 2012.

We believe the credit quality and liquidity of our investment portfolio as of March 31, 2012 is strong. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply/demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity. But even with this approach, we may incur investment losses as a result of unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Capital expenditures were $5.6 million and $4.9 million for the three months ended March 31, 2012 and 2011, respectively, and primarily consist of investments related to learner success and academic quality. The slight increase in 2012 compared to the same quarter in the prior year was primarily due to the timing of expenditures.

We lease all of our facilities. We expect to make future payments on existing leases from cash generated from operations.

Financing Activities
Net cash used in financing activities was $12.7 million and $25.6 million for the three months ended March 31, 2012 and 2011, respectively. The decrease in net cash used is the result of a reduction in repurchases of our common stock. In the first three months of 2012, we repurchased $12.9 million of common stock under our repurchase program compared to $27.3 million in the first three months of 2011. Due to timing, cash paid for repurchases in the first three months of 2011 was $26.9 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk
The Company has no derivative financial instruments or derivative commodity instruments, and believes the risk related to cash equivalents and marketable securities is limited due to the adherence to its investment policy, which focuses on capital preservation and liquidity. In addition, all investments must have a minimum Standard & Poor’s rating of A minus (or equivalent) by at least one agency at the purchase date. All of the Company's cash equivalents and marketable securities as of March 31, 2012 and December 31, 2011 were rated A minus or higher by at least one rating agency. In addition, the Company utilizes money managers who conduct initial and ongoing credit analysis on its investment portfolio to monitor and minimize the potential impact of market risk associated with its cash, cash equivalents and marketable securities. Despite the investment risk mitigation strategies the Company employs, it may incur investment losses as a result of unusual and unpredictable market developments and may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. Unusual and unpredictable market developments may also create liquidity challenges for certain assets in the Company's investment portfolio.

Interest Rate Risk
The Company manages interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates, which are tied to various market indices. The Company's future investment income may fall short of expectations due to changes in interest rates or it may suffer losses in principal if it is forced to sell securities that have declined in market value due to changes in interest rates. At March 31, 2012, a 10% increase or decrease in interest rates would not have a material impact on the Company's future earnings, fair values, or cash flows.

Foreign Currency Exchange Risk
The Company uses the U.S. dollar as its reporting currency. The functional currencies of its foreign subsidiaries are generally the local currencies. Accordingly, the Company's foreign currency exchange risk is related to the following exposures:

•
Adjustments resulting from the translation of assets and liabilities of the foreign subsidiaries into U.S. dollars using exchange rates in effect at the balance sheet dates. These translation adjustments are recorded in accumulated other comprehensive income (loss);

•	Earnings volatility translation of income and expense items of the foreign subsidiaries using an average monthly exchange rate for the respective periods; and

•
Gains and losses resulting from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from foreign currency transactions. These items are recorded in other income (expense), net in the Consolidated Statements of Income.

The Company has not used derivative contracts to hedge foreign currency exchange rate fluctuations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act).

Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of March 31, 2012, in ensuring that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There was no change in the Company's internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

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

From time to time, the Company is a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of business. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the “Risk Factors” section as updated in the Company's Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended March 31, 2012, the Company used $12.9 million to repurchase shares of common stock under its repurchase program.(1) Its remaining authorization for common stock repurchases was $46.7 million at March 31, 2012. The following presents the Company's share repurchases during the quarter ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
1/1/2012 to 1/31/2012	118,001	$40.18	118,001	$54,889,867
2/1/2012 to 2/29/2012	113,457	42.55	113,457	50,061,738
3/1/2012 to 3/31/2012	87,488	38.31	87,488	46,709,846
Total	318,946	40.51	318,946	46,709,846

(1)
The Company announced its current share repurchase program in July 2008. As of March 31, 2012, the Company's Board of Directors has authorized repurchases up to an aggregate amount of $235.7 million in value of common stock under the current program. The Board of Directors authorizes the Company to repurchase outstanding shares of common stock, from time to time, depending on market conditions and other considerations. There is no expiration date on the repurchase authorizations and repurchases occur at the Company's discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits
(a) Exhibits

Number	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 11, 2006.

3.2	Second Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on December 10, 2008.

4.1	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 19, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

EX-101.INS	XBRL Instance Document(1)	Filed electronically.

EX-101.SCH	XBRL Taxonomy Extension Schema Document(1)	Filed electronically.

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)	Filed electronically.

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)	Filed electronically.

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)	Filed electronically.

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
April 24, 2012
J. Kevin Gilligan Chief Executive Officer
(Principal Executive Officer)

/s/ Steven L. Polacek
April 24, 2012
Steven L. Polacek Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)