Form 10-Q
period 2012-06-30
CAPELLA EDUCATION CO
filed 2012-07-24
CIK 1104349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock outstanding as of July 19, 2012 was 13,106,717.
CAPELLA EDUCATION COMPANY
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CAPELLA EDUCATION COMPANY
Consolidated Balance Sheets
(In thousands, except par value)

	As of June 30, 2012	As of December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91,463	$61,977
Marketable securities	32,251	65,067
Accounts receivable, net of allowance of $5,168 at June 30, 2012 and $5,789 at December 31, 2011	16,338	18,239
Prepaid expenses and other current assets	12,514	12,493
Deferred income taxes	3,273	3,452
Total current assets	155,839	161,228
Property and equipment, net	47,739	50,713
Goodwill	17,002	16,980
Intangibles, net	5,613	6,552
Total assets	$226,193	$235,473
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,007	$8,977
Accrued liabilities	30,939	29,306
Income taxes payable	41	2,427
Deferred revenue	8,850	7,769
Total current liabilities	43,837	48,479
Deferred rent	4,121	4,215
Other liabilities	6,871	6,425
Deferred income taxes	10,652	12,575
Total liabilities	65,481	71,694

Redeemable noncontrolling interest	—	1,180

Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares — 100,000; Issued and Outstanding shares — 13,201 at June 30, 2012 and 13,882 at December 31, 2011	132	139
Additional paid-in capital	100,343	103,900
Accumulated other comprehensive income	35	307
Retained earnings	60,202	58,253
Total shareholders’ equity	160,712	162,599
Total liabilities and shareholders’ equity	$226,193	$235,473

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
Revenues	$106,180	$106,400	$215,580	$217,754
Costs and expenses:
Instructional costs and services	45,022	42,506	91,792	85,005
Marketing and promotional	32,703	30,818	65,573	66,139
General and administrative	10,399	9,173	22,222	18,378
Reduction of workforce	—	—	—	1,862
Total costs and expenses	88,124	82,497	179,587	171,384
Operating income	18,056	23,903	35,993	46,370
Other income, net	60	472	17	997
Income before income taxes	18,116	24,375	36,010	47,367
Income tax expense	6,704	8,996	13,491	17,488
Net income	11,412	15,379	22,519	29,879
Net loss attributable to noncontrolling interest	—	136	186	245
Net income attributable to Capella Education Company	$11,412	$15,515	$22,705	$30,124
Net income attributable to Capella Education Company per common share:
Basic	$0.85	$1.00	$1.68	$1.90
Diluted	$0.85	$0.99	$1.67	$1.89
Weighted average number of common shares outstanding:
Basic	13,369	15,589	13,541	15,884
Diluted	13,425	15,666	13,604	15,976

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
Net income	$11,412	$15,379	$22,519	$29,879
Net loss attributable to noncontrolling interest	—	136	$186	$245
Net income attributable to Capella Education Company	11,412	15,515	$22,705	$30,124
Other comprehensive loss, net of tax:
Foreign currency translation loss	(91)	—	(81)	—
Unrealized losses on available for sale securities	(90)	(81)	(191)	(150)
Comprehensive income attributable to Capella Education Company	$11,231	$15,434	$22,433	$29,974

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
Operating activities
Net income	$22,519	$29,879
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	7,043	3,605
Depreciation and amortization	14,403	11,050
Amortization of investment discount/premium	475	1,163
Impairment of property and equipment	956	—
Loss (gain) on disposal of property and equipment	77	(33)
Share-based compensation	1,933	1,910
Excess tax benefits from share-based compensation	(37)	(88)
Deferred income taxes	(1,631)	3,938
Changes in operating assets and liabilities:
Accounts receivable	(5,154)	(2,172)
Prepaid expenses and other current assets	(54)	(1,357)
Accounts payable and accrued liabilities	(3,109)	(2,425)
Income tax payable	(2,766)	(472)
Deferred rent	(95)	876
Deferred revenue	1,069	(863)
Net cash provided by operating activities	35,629	45,011
Investing activities
Capital expenditures	(11,697)	(12,962)
Proceeds from the sale of property and equipment	303	—
Purchases of marketable securities	—	(3,500)
Redemption of noncontrolling interest	(1,576)	—
Sales and maturities of marketable securities	32,035	17,460
Net cash provided by investing activities	19,065	998
Financing activities
Excess tax benefits from share-based compensation	37	88
Net proceeds from exercise of stock options	244	1,457
Repurchases of common stock	(25,483)	(52,817)
Net cash used in financing activities	(25,202)	(51,272)
Effect of foreign exchange rates on cash	(6)	—
Net increase (decrease) in cash and cash equivalents	29,486	(5,263)
Cash and cash equivalents at beginning of period	61,977	77,416
Cash and cash equivalents at end of period	$91,463	$72,153
Supplemental disclosures of cash flow information
Income taxes paid	$18,014	$14,045
Noncash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$438	$949

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Notes to Consolidated Financial Statements
(Unaudited)

1. Nature of Business

Capella Education Company (the Company) was incorporated on December 27, 1991, and is the parent company of its wholly owned subsidiaries, Capella University (the University), Resource Development International Limited (RDI), and Sophia Learning, LLC (Sophia). The University, founded in 1993, is an online postsecondary education services company offering a variety of bachelor's, master's and doctoral degree programs primarily delivered to working adults. The University is accredited by The Higher Learning Commission and is a member of the North Central Association of Colleges and Schools. In 2011, the Company acquired RDI, which is an independent provider of United Kingdom (UK) university distance learning qualifications and markets, develops and delivers programs worldwide via its offices and partners across Asia, North America, Africa and Europe. Sophia provides a social teaching and learning platform that integrates education with technology. On April 16, 2012, the Company acquired the remaining interest in Sophia which is now a wholly owned subsidiary as of that date.

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
The following table presents a reconciliation of the numerator and denominator in the basic and diluted net income attributable to Capella Education Company per common share calculation, in thousands, except per share data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to Capella Education Company	$11,412	$15,515	$22,705	$30,124
Denominator:
Denominator for basic net income attributable to Capella Education Company per common share— weighted average shares outstanding	13,369	15,589	13,541	15,884
Effect of dilutive stock options and restricted stock	56	77	63	92
Denominator for diluted net income attributable to Capella Education Company per common share— weighted average shares outstanding	13,425	15,666	13,604	15,976
Basic net income attributable to Capella Education Company per common share	$0.85	$1.00	$1.68	$1.90
Diluted net income attributable to Capella Education Company per common share	$0.85	$0.99	$1.67	$1.89
Options to purchase 0.7 million and 0.5 million common shares were outstanding, but not included in the computation of diluted net income per common share in the three months ended June 30, 2012 and 2011, respectively, because their effect would be antidilutive. Options to purchase 0.6 million and 0.4 million common shares were outstanding, but not included in the computation of diluted net income per common share in the six months ended June 30, 2012 and 2011, respectively, because their effect would be antidilutive.

5. Marketable Securities

The following is a summary of available-for-sale securities, in thousands:

	As of June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$32,102	$149	$—	$32,251
Total	$32,102	$149	$—	$32,251

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$64,613	$454	$—	$65,067
Total	$64,613	$454	$—	$65,067

The unrealized gains on the Company’s investments in municipal securities as of June 30, 2012 and December 31, 2011 were caused by changes in market values primarily due to interest rate changes. The Company had no securities in an unrealized loss position as of June 30, 2012. No other-than-temporary impairment charges were recorded during the three and six months ended June 30, 2012 and 2011.
The following table summarizes the remaining contractual maturities of the Company’s marketable securities, in thousands:

	As of June 30, 2012	As of December 31, 2011
Due within one year	$30,943	$54,151
Due after one year through five years	1,308	10,916
Total	$32,251	$65,067

The following table is a summary of the proceeds from the maturities of available-for-sale securities, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Maturities of tax-exempt marketable securities	$12,970	$9,700	$32,035	$17,460
Total	$12,970	$9,700	$32,035	$17,460

The Company did not record any gross realized gains or gross realized losses in net income during the three and six months ended June 30, 2012 and 2011.

6. Fair Value Measurements

The following tables summarize certain information for assets and liabilities measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements as of June 30, 2012 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$24,495	$24,495	$—	$—
Money market funds	10,938	10,938	—	—
Variable rate demand notes	56,030	56,030	—	—
Marketable securities:
Tax-exempt municipal securities	32,251	—	32,251	—
Total assets at fair value on a recurring basis:	$123,714	$91,463	$32,251	$—

Liabilities:
Other liabilities:
RDI contingent consideration	$6,169	$—	$—	$6,169
Total liabilities at fair value on a recurring basis:	$6,169	$—	$—	$6,169

	Fair Value Measurements as of December 31, 2011 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$17,101	$17,101	$—	$—
Money market funds	27,551	27,551	—	—
Variable rate demand notes	17,325	17,325	—	—
Marketable securities:
Tax-exempt municipal securities	65,067	—	65,067	—
Total assets at fair value on a recurring basis:	$127,044	$61,977	$65,067	$—

Liabilities:
Other liabilities:
RDI contingent consideration	$5,945	$—	$—	$5,945
Total liabilities at fair value on a recurring basis:	$5,945	$—	$—	$5,945

The Company measures cash and cash equivalents at fair value primarily using real-time quotes for transactions in active exchange markets involving identical assets. The variable rate demand notes contain a feature allowing the Company to require payment by the issuer on a daily or weekly basis. As a result, these securities are highly liquid and are classified as cash and cash equivalents. The Company’s marketable securities are classified within Level 2 and are valued using readily available pricing sources for comparable instruments utilizing market observable inputs. The Company does not hold securities in inactive markets. The Company did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three and six months ended June 30, 2012 and 2011.

Level 3 Measurements

RDI Contingent Consideration

In connection with the acquisition of RDI, the Company is required to make an additional payment contingent on whether RDI is awarded Taught Degree Awarding Powers (TDAP) by the British Government. Refer to Note 10 for additional details regarding the acquisition of RDI. As the contingent consideration is classified as a liability, ASC 805 Business Combinations (ASC 805) requires that the Company re-measure the liability at fair value at each reporting date until it is extinguished. As such, the Company classified the RDI contingent consideration liability within Level 3 of the fair value measurement hierarchy.

The fair value of the the RDI contingent consideration as of June 30, 2012 was determined using the discounted cash flow approach and was based on the present value of the probability-weighted expected cash flows based on the Company's estimates of the timing and probability of RDI being awarded TDAP. The discount rate reflects the risk of a market participant who holds the corresponding asset. To estimate the discount rate, the Company considered the market participant weighted average cost of capital of the business risk associated with RDI being awarded TDAP. The discount rate was then adjusted to incorporate risk-free rates and costs of debt for a term commensurate with the term in which the payment is expected to be made as well as the low probability risk of the contingent consideration payments not being made.

The fair value measurement of the RDI contingent consideration encompasses the following significant unobservable inputs:

Unobservable Inputs	Range
Weighted average cost of capital	5%
Timing of cash flows	0 - 36 months
Probability of TDAP achievement	100%

Significant increases or decreases in any of the unobservable inputs in isolation would result in a lower or higher fair value measurement. An increase in the weighted average cost of capital would result in a decrease in the fair value of the RDI contingent consideration and if the timing of cash flows was accelerated, the fair value would increase.

The following table presents a reconciliation of the fair value of the RDI contingent consideration, in thousands:

Balance, December 31, 2011	$5,945
Accretion of RDI contingent consideration liability	224
Balance, June 30, 2012	$6,169

The increase in the fair value of the RDI contingent consideration liability was recorded in other income, net during the three and six months ended June 30, 2012.

7. Accrued Liabilities

Accrued liabilities consist of the following, in thousands:

	As of June 30, 2012	As of December 31, 2011
Accrued compensation and benefits	$7,948	$8,978
Accrued instructional	6,589	7,291
Accrued vacation	1,904	994
Other	14,498	12,043
Total	$30,939	$29,306

“Other” in the table above consists primarily of vendor invoices accrued in the normal course of business.

The Company recorded liabilities of approximately $1.9 million and $1.3 million relating to the strategic reductions in workforce in February and November 2011, respectively, which were recorded as a component of accrued liabilities. The following presents the Company's reduction in workforce liability for the six months ended June 30, 2012, in thousands:

Balance, December 31, 2011	$967
Payments	967
Balance, June 30, 2012	$—

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

The following presents the Company's future minimum lease commitments as of June 30, 2012, in thousands:

2012	$3,158
2013	6,382
2014	6,303
2015	6,240
2016	6,401
2017 and thereafter	12,120
Total	$40,604

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

Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus an applicable rate of 1.75% to 2.25% based on the Company’s consolidated leverage ratio or, at the Company’s option, an alternative base rate (defined as the higher of (a) the federal funds rate plus 0.5%, (b) Bank of America’s prime rate, or (c) the one-month LIBOR plus 1.0%) plus an applicable rate of 0.75% to 1.25% based on the Company’s consolidated leverage ratio. The Credit Agreement requires payment of a commitment fee, based on the Company’s consolidated leverage ratio, charged on the unused credit facility. Outstanding letters of credit are also charged a fee, based on the Company’s consolidated leverage ratio. The Company capitalized approximately $0.5 million of debt issuance costs related to the credit facility, which are being amortized on a straight-line basis over a period of five years. Interest expense for the amortization of debt issuance costs is recorded in other income, net.
The Credit Agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Failure to comply with the covenants contained in the Credit Agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. As of June 30, 2012, there were no borrowings under the credit facility and the Company was in compliance with all debt covenants.

Litigation
On November 5, 2010, a purported securities class action lawsuit captioned Police Pension Fund of Peoria, Individually, and on Behalf of All Others Similarly Situated v. Capella Education Company, J. Kevin Gilligan and Lois M. Martin, was filed in the U.S. District Court for the District of Minnesota. The complaint named the Company and certain senior executives as defendants, and alleged that the Company and the named defendants made false or misleading public statements about the Company's business and prospects during the time period from February 16, 2010 through August 13, 2010 in violation of federal securities laws, and that these statements artificially inflated the trading price of the Company’s common stock to the detriment of shareholders who purchased shares during that time. The plaintiff sought compensatory damages for the purported class. Since that time, substantially similar complaints making similar allegations against the same defendants for the same purported class period were filed with the federal court. Pursuant to the Private Securities Litigation Reform Act of 1995, on April 13, 2011, the Court appointed Oklahoma Firefighters Pension and Retirement System as lead plaintiff and Abraham, Fruchter and Twersley, LLP, as lead counsel. A consolidated amended complaint, captioned Oklahoma Firefighters Pension and Retirement System, Individually and on Behalf of All Others Similarly Situated, v. Capella Education Company, J. Kevin Gilligan, Lois M. Martin and Amy L. Ronneberg, was filed on June 27, 2011. The Company filed a motion to dismiss the plaintiff’s complaint on September 2, 2011, and a hearing on that motion was held on December 21, 2011. On June 1, 2012, the U.S. District Court for the District of Minnesota dismissed with prejudice all claims in this complaint. By dismissing the action with prejudice, the District Court has precluded the plaintiff's from filing an amended complaint in the future.
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

9. Share Repurchase Program

The Company announced its current share repurchase program in July 2008. The Board of Directors authorizes repurchases of outstanding shares of common stock from time to time depending on market conditions and other considerations. A summary of the Company’s comprehensive share repurchase activity from the program's commencement through June 30, 2012, all of which was part of its publicly announced program, is presented below, in thousands:

Board authorizations:
July 2008	$60,000
August 2010	60,662
February 2011	65,000
December 2011	50,000
Total amount authorized	235,662
Total value of shares repurchased	201,485
Residual authorization	$34,177

During the six months ended June 30, 2012, the Company repurchased 0.7 million shares for total consideration of $25.5 million. The Company repurchased 1.0 million shares for total consideration of $52.9 million during the six months ended June 30, 2011; due to timing, cash payments made for these share repurchases were $52.8 million. As of June 30, 2012, the Company had purchased an aggregate of 4.4 million shares under the program’s outstanding authorizations at an average price per share of $46.20 totaling $201.5 million.

10. Acquisitions

Resource Development International Limited
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

Sophia Learning, LLC
Sophia became a majority owned subsidiary of the Company in 2010. The equity interest in Sophia not owned by the Company was reported as noncontrolling interest on the consolidated balance sheet of the Company. Losses incurred by Sophia were charged to the Company and to the noncontrolling interest holder based on ownership percentage. There was a put option within the Sophia Learning, LLC agreement which permitted the noncontrolling interest to put its shares to the Company within a specified time period. Since these shares were outside the control of the Company, the noncontrolling interest was considered contingently redeemable and thus was presented in mezzanine equity in the consolidated balance sheet.

On April 16, 2012, the Company acquired the remaining interest in Sophia for approximately $1.6 million in an arms-length transaction. The Company began accounting for Sophia as a wholly owned subsidiary beginning in the second quarter of 2012 when the noncontrolling interests were acquired.

11. Regulatory Supervision and Oversight

Title IV Compliance Audit of Capella University
Capella University is subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act (HEA) and the regulations promulgated thereunder by the DOE subject the University to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy to participate in the various types of federal learner financial assistance under Title IV Programs.

To participate in the Title IV Programs, an institution must be authorized to offer its programs of instruction by the relevant agencies of the state in which it is located, accredited by an accrediting agency recognized by the DOE and certified as eligible by the DOE. The DOE will certify an institution to participate in the Title IV programs only after the institution has demonstrated compliance with the HEA and the DOE's extensive academic, administrative, and financial regulations regarding institutional eligibility. An institution must also demonstrate its compliance with these requirements to the DOE on an ongoing basis. The University performs periodic reviews of its compliance with the various applicable regulatory requirements. The University has not been notified by any of the various regulatory agencies of any significant noncompliance matters that would adversely impact its ability to participate in Title IV programs, however, the OIG has conducted a compliance audit of the University. The audit commenced on April 10, 2006 and the University subsequently provided the OIG with periodic information, responded to follow up inquiries and facilitated site visits and access to its records. The OIG completed its fieldwork in January 2007 and the University received a draft audit report on August 23, 2007. The University provided written comments on the draft audit report to the OIG on September 25, 2007. On March 7, 2008, the OIG's final report was issued to the Acting Chief Operating Officer for FSA, which is responsible for primary oversight of the Title IV funding programs. The University responded to the final report on April 8, 2008. The University provided FSA staff with certain additional requested information for financial aid years 2002-2003 through 2007-2008. As the University interpreted the engagement requirement, it estimated for the three year audit period, and for the 2005-2006, 2006-2007 and 2007-2008 financial aid years, the total amount of Title IV funds not returned for learners who withdrew without providing official notification was approximately $1.0 million, including interest, but not including fines and penalties.

On July 2, 2012, the University received a Final Audit Report from FSA. In the Final Audit Report, FSA determined no further action is required on any of the OIG audit findings, other than for the University to adhere to corrective actions already undertaken and communicated to the DOE. The FSA did not require the University to refund any federal student aid funds or pay any fines or penalties. Issuance of the FSA Final Report formally concludes the OIG audit and the reversal of the existing accrual was reflected in the financial statements for the quarter ended June 30, 2012.

Program Review of Capella University
In connection with its administration of the Title IV federal student financial aid programs, the DOE periodically conducts program reviews at selected schools that receive Title IV funds. In April 2012, the DOE notified the University that it will conduct an on-site program review of the University's administration of the Title IV programs. The site visit for the University's program review covered the 2010-2011 and 2011-2012 award years, and took place from May 7 through May 10, 2012. In general, after the DOE conducts its site visit and reviews data supplied by the university, it sends the university a program review report. The University has the opportunity to respond to the findings in the program review report. The DOE then issues a final program review determination letter, which identifies any liabilities. The institution may appeal any monetary liabilities specified in the final program review determination letter. On July 17, 2012, Capella University received an expedited final program review determination letter from the DOE, which did not identify any liabilities and determined no further action is required.

Political and budgetary concerns significantly affect the Title IV Programs. Congress reauthorizes the HEA and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in August 2008. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of June 30, 2012, programs in which the University's learners participate are operative and sufficiently funded.

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

Executive Overview
We are an online postsecondary education services company. As of June 30, 2012, our wholly owned subsidiaries included the following:

•	Capella University (the University) is a regionally accredited university offering a variety of undergraduate and graduate degree programs primarily for working adults.

•
Resource Development International Limited (RDI) is an independent provider of United Kingdom (UK) university distance learning qualifications and markets, develops and delivers these programs worldwide via its offices and partners across Asia, North America, Africa and Europe.

•	Sophia Learning, LLC (Sophia) is a social teaching and learning platform that integrates education with technology.
We believe we have the right operating strategies in place to continually differentiate ourselves in our markets and drive growth by supporting learner success, producing affordable degrees, expanding our comprehensive marketing strategy, and serving a broader set of our learner's professional needs and establishing new growth platforms. Technology and the talent of our faculty and employees enable these strategies. We believe these strategies and enablers will allow us to continue to deliver high quality, affordable education, resulting in continued growth over the long-term. We will continue to invest in these enablers to strengthen the foundation and future of our business.

Key Trends, Developments and Challenges
The following developments and trends present opportunities, challenges and risks toward achieving our goal of providing attractive returns to our shareholders:

•
Initiatives to improve learner success. As we continue to position Capella to drive sustainable growth, we are focused on improving learner success rates particularly in the first four quarters of enrollment, while maintaining a high standard of academic quality and rigor. We have implemented various measures likely to affect our growth and profitability, at least in the near term, including the following:

•
Investing in our actionable analytics capabilities to further leverage data, refine our models and accurately predict the likelihood of a prospective and new learner persisting to critical thresholds of success in the learner's first four quarters of enrollment;

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

•
Diversifying outside of Capella University by creating innovative new learning technologies that have potential to increase affordability, and better serve the life-long learning needs of working adult professionals and therefore increase learner success.

We have experienced early successes as a result of these initiatives, and overall persistence increased in the first half of 2012. Although these early results have been positive, we expect some of these initiatives will adversely impact our new and active enrollment, revenue, and operating margin in the near term. We believe these efforts are in the best interest of our learners and over the long-term will improve learner success and lifetime revenue, which, in turn, positions us for more sustainable long-term growth.

•
Comprehensive marketing strategy. Our strategic shift towards a comprehensive marketing strategy which is focused on building relationships with prospective learners early in the decision cycle from a demand driven strategy reinforces our commitment to quality inquiries by:

•	Introducing prospective learners to Capella through channels such as mass media and strategic relationships with employers,

•	Connecting with prospective learners by generating and nurturing inquiries through direct media such as natural search, our website, and display media, and

•	Engaging with prospective learners by developing meaningful relationships such as through social media or direct engagement.

According to our research, the awareness and consideration of Capella University as an educational option has increased compared to prior year. This shift has also resulted in improved conversion rates of prospective learners. However, inquiry volume has not yet fully replaced previous levels.

We believe our comprehensive marketing strategy will produce long-term efficiencies and increase our ability to attract high-quality learners on a long-term sustainable basis. However, some of these initiatives may adversely impact our new enrollment, revenues, and operating margins in the near term.

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

RDI was dilutive to our earnings in the first half of 2012, and is expected to be dilutive to our earnings throughout the remainder of 2012, in part related to amortization of intangibles and integration expenses.

•
Establishing new growth platforms. We seek to drive long-term growth that is an extension of our core competencies into new markets. We are pursuing this extension through a small business development team that is exploring early stage opportunities. This may result in increased new business development costs focused on researching, identifying and cultivating these new opportunities.

•
New enrollment growth. In 2011 and first half of 2012, we experienced negative new enrollment growth. Negative new enrollment growth will adversely impact our active enrollments, revenues, financial condition, results of operations and cash flows.

Although we have experienced overall negative new enrollment growth in the first half of 2012, we have seen positive new enrollment growth in our bachelors and post-bachelor certificate programs. The certificate programs were designed with the intent of offering an additional credential or creating a pathway for the learner to ultimately participate in master's or doctoral programs. Certificate programs are shorter in length and generate less revenue per learner than our master's or doctoral programs. Thus, if these learners do not matriculate into a degree program, this may result in a lower learner lifetime value, impacting revenue and operating margin.

•
Introduction of new programs and specializations and current program updates. In the first half of 2012, we introduced four new degree programs and seventeen new specializations; in 2011, we launched three new degree programs and fourteen new specializations. We expect to continue to introduce additional degree programs and specializations across our markets in the future, and enhance our current offerings, as we believe this will further position Capella for long-term success. Certain types of new programs or specializations may require Department of Education (DOE or Department) notification and/or approval, which could have an impact on the anticipated timeframe to launch new offerings.

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

Regulatory Environment
The following highlights current developments and trends in our regulatory environment. The complete description of our regulatory environment is presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

•
U.S. Pending Legislation and Congressional Hearings. In recent years, there has been increased focus by members of the U.S. Congress on the role that proprietary educational institutions play in higher education. Congressional hearings and roundtable discussions have been held, and more are expected to be held in the future, regarding various aspects of the education industry including federal financial aid and military education funding that may result in regulatory changes that affect our business. We have voluntarily provided substantial amounts of information about our business at the request of various Congressional committees and individual members, and we intend to continue being responsive to Congress in this regard. We have been advised by one of these committees, the Senate Health, Education, Labor and Pensions Committee, that a final report summarizing two years of investigations with regard to proprietary institutions is expected to be released in the latter part of July 2012.

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

As Congress addresses the historic U.S. budget deficit, financial aid programs are a potential target for reduction. In February 2012, President Obama submitted his fiscal year 2013 federal budget request. The Administration had a proposal to preserve the 3.4% interest rate on undergraduate subsidized student loans for one additional year as the interest rates were set to double July 1, 2012. This initiative was signed into law on July 6, 2012.

The following items in the President's fiscal year 2013 federal budget request are still pending. If enacted, the President's budget request would, among other things:

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

If Congress significantly reduced the amount of available Title IV program funding, we would attempt to arrange for alternative sources of financial aid for our students; however, private sources would not be able to provide as much funding to our students on as favorable terms as is currently provided by Title IV. In addition, private organizations could require us to guarantee all or part of this assistance and we might incur other additional costs. For these reasons, private, alternative sources of student financial aid would only partly offset the impact on our business of reduced Title IV program funding.

On April 18, 2012, Senators Kay Hagan and Tom Harkin introduced new legislation that would prohibit all colleges and universities from using federal education dollars to pay for marketing, advertising, and recruiting. The Protecting Financial Aid for Students and Taxpayers Act would prohibit the use of Pell Grants, federal student loans, the Post-9/11 G.I. Bill, and other federal education funds for such practices. The language from this bill was inserted into Senator Harkin's Appropriations subcommittee bill and was subsequently adopted by the full Appropriations committee on June 14, 2012. We do not expect further action on this bill until early next year.

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

The Department published final regulations on October 29, 2010, including disclosure and reporting provisions related to gainful employment metrics. Most of the October 29, 2010 final rules were effective July 1, 2011. On June 21, 2012, the DOE released data to educational institutions showing the calculation of gainful employment metrics for 2011 for each of the institution's covered programs. This gainful employment information was released to the public on June 26, 2012. An institution's programs must pass a loan repayment rate test or meet debt-to-discretionary income or debt-to-annual earnings ratios in order to remain eligible for federal financial aid. These 2011 metrics were released for informational purposes only, and as pursuant to the Department's final rule published in June 2011, the standards to determine whether a program prepares students for gainful employment went into effect on July 1, 2012. The informational metrics for 2011 are generally based on data reported for Capella University learners and programs from federal Fiscal Years 2007 and 2008.

As a result of a data transmission issue, there is an error in the debt data that the Department used to calculate Capella University's debt-to-discretionary income and debt-to-annual earnings ratios. The error produced more favorable debt-to-earnings metrics than we had anticipated. We thus are unable to rely on the accuracy of the informational debt-to-earnings metrics provided by the Department and have engaged with the Department on this issue. We are not aware of any similar data issues with respect to the loan repayment rate. Six of Capella University's programs did not satisfy the loan repayment rate standard, of which three programs do not have a sufficient number of graduates within the pertinent timeframe to be evaluated. The size of the remaining three programs is not material to the total number of Capella University learners.

On June 30, 2012, one day before the regulation was scheduled to take legal effect, the U.S. District Court for the District of Columbia vacated the Gainful Employment “debt measures” regulation in its entirety, largely on grounds that the loan repayment rate aspect of the regulations was arbitrary and capricious. Although the District Court vacated the debt measures regulation - including the loan repayment and debt-to-income metrics promulgated by the Department to assess whether a program prepared students for gainful employment - and the related institutional reporting requirements and new program approval regulations, the Gainful Employment program disclosure requirements that took effect July 1, 2011 were left intact.

Because of the significance of this regulation, and the basis on which the District Court made its decision, we believe the Department may appeal the decision to the U.S. Court of Appeals for the District of Columbia Circuit. Further, the District Court found that the Department did possess statutory authority to define “gainful employment” by regulation and to develop specific metrics as part of such regulations. The court's decision, however, means that the Gainful Employment Debt Measures regulation did not take effect on July 1, 2012.

•
Student Loan Cohort Default Rates. To remain eligible to participate in Title IV programs, an educational institution's student loan cohort default rates must remain below certain specified levels. Under current regulations, an educational institution will lose its eligibility to participate in Title IV programs if its two-year measuring period student loan cohort default rate equals or exceeds 25% for three consecutive cohort years, or 40% for any given year. Capella's 2009 cohort default rate is 6.6%, and the draft 2010 cohort default rate, to be finalized in September 2012, is 7.3%.

The cohort default rate requirements were modified by the Higher Education Opportunity Act enacted in August 2008 to increase by one year the measuring period for each cohort. Starting in September 2012, the

Department will publish the official three-year cohort default rates in addition to the two-year rates, beginning with the 2009 cohort. If an institution's three-year cohort default rate exceeds 30% for three consecutive years (compared to 25% under the current two-year standard), it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate. We believe that our current repayment management efforts meet these requirements.

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

On July 2, 2012, Capella University received a Final Audit Report from FSA. In the Final Audit Report, FSA determined no further action is required on any of the OIG audit findings, other than for the University to adhere to corrective actions already undertaken and communicated to the DOE. The FSA did not require us to refund any federal student aid funds or pay any fines or penalties. Issuance of the FSA Final Report formally concludes the OIG audit and the reversal of the existing accrual was reflected in the financial statements for the quarter ended June 30, 2012.

•
Program Review of Capella University. In connection with its administration of the Title IV federal student financial aid programs, the DOE periodically conducts program reviews at selected schools that receive Title IV funds. In April 2012, the DOE notified us that it will conduct an on-site program review of Capella University's administration of the Title IV programs. The site visit for our program review covered the 2010-2011 and 2011-2012 award years, and took place from May 7 through May 10, 2012. In general, after the DOE conducts its site visit and reviews data supplied by the institution, the DOE sends the institution a program review report. The institution has the opportunity to respond to the findings in the program review report. The DOE then issues a final program review determination letter, which identifies any liabilities. The institution may appeal any monetary liabilities specified in the final program review determination letter. On July 17, 2012, Capella University received an expedited final program review determination letter from the DOE, which did not identify any liabilities and determined no further action is required.

Critical Accounting Policies and Use of Estimates
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. During the six months ended June 30, 2012, there have been no significant changes to our critical accounting policies.

Results of Operations
Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the three months ended June 30, 2012:

	Three Months Ended June 30,
	$ (in thousands, unaudited)		$ Change	% Change	% of Revenue
	2012	2011	2012 vs. 2011		2012	2011	2012 vs. 2011
Revenues	$106,180	$106,400	$(220)	(0.2)%	100.0%	100.0%	0.0%
Costs and expenses:
Instructional costs and services	45,022	42,506	2,516	5.9	42.4	39.9	2.5
Marketing and promotional	32,703	30,818	1,885	6.1	30.8	29.0	1.8
General and administrative	10,399	9,173	1,226	13.4	9.8	8.6	1.2
Total costs and expenses	88,124	82,497	5,627	6.8	83.0	77.5	5.5
Operating income	18,056	23,903	(5,847)	(24.5)	17.0	22.5	(5.5)
Other income, net	60	472	(412)	(87.3)	0.1	0.4	(0.3)
Income before income taxes	18,116	24,375	(6,259)	(25.7)	17.1	22.9	(5.8)
Income tax expense	6,704	8,996	(2,292)	(25.5)	6.3	8.4	(2.1)
Effective tax rate	37.0%	36.9%
Net income	11,412	15,379	(3,967)	(25.8)	10.8	14.5	(3.7)
Net loss attributable to noncontrolling interest	—	136	(136)	(100.0)	—	0.1	(0.1)
Net income attributable to Capella Education Company	$11,412	$15,515	$(4,103)	(26.4)%	10.8%	14.6%	(3.8)%

Revenues. The slight decrease in revenues compared to the same quarter in the prior year is primarily related to a 4.6 percent decrease in total Capella University enrollments at June 30, 2012 compared to the same period in 2011, and a larger proportion of bachelors and certificate learners who generate less revenue per learner than our masters or doctoral programs. This decrease is slightly offset by the impact of price increases and the addition of RDI which was acquired in the third quarter of 2011. Tuition increases in 2012 generally ranged from zero to seven percent and were implemented in July 2011.
Instructional costs and services expenses. Instructional costs and services expenses, and instructional costs and services expenses as a percent of revenue, increased compared to the same quarter in the prior year primarily due to the addition of RDI, which was acquired in the third quarter of 2011, continued investment in strategic initiatives, and an increase in depreciation expense as a result of increased capital investments related to the learner experience and academic quality made throughout 2011. These increases were partially offset by a decrease in the cost per learner driven by efficiencies gained in the courseroom and employee attrition.
Marketing and promotional expenses. Marketing and promotional expenses, and marketing and promotional expenses as a percent of revenue, increased compared to the same quarter in the prior year primarily due to the addition of RDI which was acquired in the third quarter of 2011, as well as an increased investment in our comprehensive marketing strategy, which focuses on improving conversion rates and new enrollment growth.
General and administrative expenses. General and administrative expenses, and general and administrative expenses as a percent of revenue, increased compared to the same quarter in the prior year primarily due to increased bad debt expense as a result of the new Title IV program integrity rules and the addition of RDI which was acquired in the third quarter of 2011.
These increases were partially offset by the reversal of the OIG audit accrual. Based on the University's interpretation of the engagement requirement, we had estimated that for the three year audit period, and for the 2005-2006, 2006-2007 and 2007-2008 financial aid years, the total amount of Title IV funds not returned for learners who withdrew without providing official notification was approximately $1.0 million, including interest, but not including fines and penalties.
Other income, net. Other income, net, and other income, net as a percent of revenue, decreased compared to the same quarter in the prior year primarily due to the increased expenses related to the accretion of the RDI contingent consideration to its fair value, expense related to the credit facility which was entered into during the third quarter of 2011, and reduced interest income levels as a result of a lower average marketable securities balance.
Income tax expense. The increase in our effective tax rate compared to the same quarter in the prior year was primarily due to foreign losses for which we receive a lower tax benefit and a decrease in the favorable impact of tax exempt interest.
Net income. Net income decreased due to the factors discussed above.
Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the six months ended June 30, 2012:

	Six Months Ended June 30,
	$ (in thousands, unaudited)		$ Change	% Change	% of Revenue
	2012	2011	2012 vs. 2011		2012	2011	2012 vs. 2011
Revenues	$215,580	$217,754	$(2,174)	(1.0)%	100.0%	100.0%	0.0%
Costs and expenses:
Instructional costs and services	91,792	85,005	6,787	8.0	42.6	39.0	3.6
Marketing and promotional	65,573	66,139	(566)	(0.9)	30.4	30.4	—
General and administrative	22,222	18,378	3,844	20.9	10.3	8.4	1.9
Reduction of workforce	—	1,862	(1,862)	(100.0)	—	0.9	(0.9)
Total costs and expenses	179,587	171,384	8,203	4.8	83.3	78.7	4.6
Operating income	35,993	46,370	(10,377)	(22.4)	16.7	21.3	(4.6)
Other income, net	17	997	(980)	(98.3)	—	0.5	(0.5)
Income before income taxes	36,010	47,367	(11,357)	(24.0)	16.7	21.8	(5.1)
Income tax expense	13,491	17,488	(3,997)	(22.9)	6.3	8.1	(1.8)
Effective tax rate	37.5%	36.9%
Net income	22,519	29,879	(7,360)	(24.6)	10.4	13.7	(3.3)
Net loss attributable to noncontrolling interest	186	245	(59)	(24.1)	0.1	0.1	—
Net income attributable to Capella Education Company	$22,705	$30,124	$(7,419)	(24.6)%	10.5%	13.8%	(3.3)%

Revenues. The decrease in revenues compared to the same period in the prior year is primarily related to a 4.6 percent decrease in total Capella University enrollments at June 30, 2012 compared to the same period in 2011, and a larger proportion of bachelors and certificate learners who generate less revenue per learner than our masters or doctoral programs. The decrease is slightly offset by the impact of price increases and the addition of RDI which was acquired in the third quarter of 2011. Tuition increases in 2012 generally ranged from zero to seven percent and were implemented in July 2011.
Instructional costs and services expenses. Instructional costs and services expenses, and instructional costs and services as a percent of revenue, increased compared to the same period in the prior year primarily due to the addition of RDI, which was acquired in the third quarter of 2011, continued investment in strategic initiatives, an increase in depreciation expense as a result of increased capital investments related to the learner experience and academic quality made throughout 2011, and the impairment of property and equipment in the first quarter of 2012. These increases were partially offset by a decrease in the cost per learner driven by efficiencies gained in the courseroom and employee attrition. Instructional costs and services expenses as a percent of revenue increased due to the factors discussed above, as well as the slight decrease in revenue.
Marketing and promotional expenses. Marketing and promotional expenses decreased slightly compared to the same period in the prior year primarily due to decreased reliance on online aggregators as we continue to shift towards a more comprehensive marketing strategy, which focuses on improving conversion rates and new enrollment growth. This decrease was partially offset by the addition of RDI which was acquired in the third quarter of 2011.
General and administrative expenses. General and administrative expenses, and general and administrative expenses as a percent of revenue, increased compared to the same period in the prior year primarily due to increased bad debt expense as a result of the new Title IV program integrity rules and the addition of RDI which was acquired in the third quarter of 2011. This increase was slightly offset by the reversal of the OIG audit accrual, for our estimated total amount of Title IV funds not returned for learners who withdrew without providing official notification of approximately $1.0 million, including interest, but not including fines and penalties; and a decrease in estimated bonus expense.
Reduction of workforce expenses. In February 2011, we implemented a strategic reduction of workforce by eliminating approximately 120 positions and incurring an expense of approximately $1.9 million in the six months ended June 30, 2011.
Other income, net. Other income, net, and other income, net as a percent of revenue, decreased compared to the same period in the prior year primarily due to the increased expenses related to the accretion of the RDI contingent consideration to its fair value, expense related to the credit facility which was entered into during the third quarter of 2011, and reduced interest income levels as a result of a lower average marketable securities balance.
Income tax expense. The increase in our effective tax rate compared to the same period in the prior year was primarily due to foreign losses for which we receive a lower tax benefit and a decrease in the favorable impact of tax exempt interest.
Net income. Net income decreased due to the factors discussed above.

Liquidity and Capital Resources

Liquidity
We financed our operating activities and capital expenditures during the six months ended June 30, 2012 and 2011 primarily through cash provided by operating activities. Our cash, cash equivalents and marketable securities were $123.7 million and $127.0 million at June 30, 2012 and December 31, 2011, respectively. The slight decrease in our cash, cash equivalents and marketable securities is primarily due to the acquisition of the remaining interest in Sophia for approximately $1.6 million and general business activities.

On September 30, 2011, we entered into an unsecured revolving credit agreement (the Credit Agreement) with Bank of America, N.A., and certain other lenders. The Credit Agreement provides $100.0 million of borrowing capacity, with an increase option of an additional $50.0 million. The Credit Agreement term ends September 30, 2016. As of June 30, 2012, there were no borrowings under the credit facility and we were in compliance with all debt covenants.

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

Operating Activities
Net cash provided by operating activities was $35.6 million and $45.0 million for the six months ended June 30, 2012 and 2011, respectively. The decrease was primarily a result of lower net income.

Investing Activities
Net cash used in investing activities is primarily related to the purchase or maturity of investments in marketable securities and investments in property and equipment. Net cash provided by investing activities was $19.1 million for the six months ended June 30, 2012 and $1.0 million for the six months ended June 30, 2011. Cash provided from marketable securities consisted of maturities of these tax-exempt investments. Net purchases and maturities of marketable securities were $32.0 million and $14.0 million during the six months ended June 30, 2012 and 2011, respectively. The maturities of marketable securities in 2012 were held as cash and cash equivalents at June 30, 2012.

We believe the credit quality and liquidity of our investment portfolio as of June 30, 2012 is strong. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply/demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity. But even with this approach, we may incur investment losses as a result of unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Capital expenditures were $11.7 million and $13.0 million for the six months ended June 30, 2012 and 2011, respectively, and primarily consisted of investments in software related to learner success and academic quality. The slight decrease in 2012 compared to the same period in the prior year was primarily due to our 2011 investment in the data center.

We lease all of our facilities. We expect to make future payments on existing leases from cash generated from operations.

Financing Activities
Net cash used in financing activities was $25.2 million and $51.3 million for the six months ended June 30, 2012 and 2011, respectively. The decrease in net cash used is the result of a reduction in repurchases of our common stock. In the first six months of 2012, we repurchased $25.5 million of common stock under our repurchase program compared to $52.9 million in the first six months of 2011. Due to timing, cash paid for repurchases in the first six months of 2011 was $52.8 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk
The Company has no derivative financial instruments or derivative commodity instruments, and believes the risk related to cash equivalents and marketable securities is limited due to the adherence to its investment policy, which focuses on capital preservation and liquidity. In addition, all investments must have a minimum Standard & Poor’s rating of A minus (or equivalent) by at least one agency at the purchase date. All of the Company's cash equivalents and marketable securities as of June 30, 2012 and December 31, 2011 were rated A minus or higher by at least one rating agency. In addition, the Company utilizes money managers who conduct initial and ongoing credit analysis on its investment portfolio to monitor and minimize the potential impact of market risk associated with its cash, cash equivalents and marketable securities. Despite the investment risk mitigation strategies the Company employs, it may incur investment losses as a result of unusual and unpredictable market developments and may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. Unusual and unpredictable market developments may also create liquidity challenges for certain assets in the Company's investment portfolio.

Interest Rate Risk
The Company manages interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates, which are tied to various market indices. The Company's future investment income may fall short of expectations due to changes in interest rates or it may suffer losses in principal if it is forced to sell securities that have declined in market value due to changes in interest rates. At June 30, 2012, a 10% increase or decrease in interest rates would not have a material impact on the Company's future earnings, fair values, or cash flows.

Foreign Currency Exchange Risk
The Company uses the U.S. dollar as its reporting currency. The functional currencies of its foreign subsidiaries are generally the local currencies. Accordingly, the Company's foreign currency exchange risk is related to the following exposures:

•
Adjustments resulting from the translation of assets and liabilities of the foreign subsidiaries into U.S. dollars using exchange rates in effect at the balance sheet dates. These translation adjustments are recorded in accumulated other comprehensive income;

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

Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of June 30, 2012, in ensuring that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On November 5, 2010, a purported securities class action lawsuit captioned Police Pension Fund of Peoria, Individually, and on Behalf of All Others Similarly Situated v. Capella Education Company, J. Kevin Gilligan and Lois M. Martin, was filed in the U.S. District Court for the District of Minnesota. The complaint named the Company and certain senior executives as defendants, and alleged that the Company and the named defendants made false or misleading public statements about our business and prospects during the time period from February 16, 2010 through August 13, 2010 in violation of federal securities laws, and that these statements artificially inflated the trading price of the Company’s common stock to the detriment of shareholders who purchased shares during that time. The plaintiff sought compensatory damages for the purported class. Since that time, substantially similar complaints making similar allegations against the same defendants for the same purported class period were filed with the federal court. Pursuant to the Private Securities Litigation Reform Act of 1995, on April 13, 2011, the Court appointed Oklahoma Firefighters Pension and Retirement System as lead plaintiff and Abraham, Fruchter and Twersley, LLP, as lead counsel. A consolidated amended complaint, captioned Oklahoma Firefighters Pension and Retirement System, Individually and on Behalf of All Others Similarly Situated, v. Capella Education Company, J. Kevin Gilligan, Lois M. Martin and Amy L. Ronneberg, was filed on June 27, 2011. The Company filed a motion to dismiss the plaintiff’s complaint on September 2, 2011, and a hearing on that motion was held on December 21, 2011. On June 1, 2012, the U.S. District Court for the District of Minnesota dismissed with prejudice all claims in this complaint. By dismissing the action with prejudice, the District Court has precluded the plaintiff's from filing an amended complaint in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended June 30, 2012, the Company used $12.5 million to repurchase shares of common stock under its repurchase program.(1) Its remaining authorization for common stock repurchases was $34.2 million at June 30, 2012. The following presents the Company's share repurchases during the quarter ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
4/1/2012 to 4/30/2012	135,950	$34.20	135,950	$42,060,348
5/1/2012 to 5/31/2012	156,178	30.57	156,178	37,286,034
6/1/2012 to 6/30/2012	98,134	31.69	98,134	34,176,529
Total	390,262	32.12	390,262	34,176,529

(1)
The Company announced its current share repurchase program in July 2008. As of June 30, 2012, the Company's Board of Directors has authorized repurchases up to an aggregate amount of $235.7 million in value of common stock under the current program. The Board of Directors authorizes the Company to repurchase outstanding shares of common stock, from time to time, depending on market conditions and other considerations. There is no expiration date on the repurchase authorizations and repurchases occur at the Company's discretion.

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
July 24, 2012
J. Kevin Gilligan Chief Executive Officer
(Principal Executive Officer)

/s/ Steven L. Polacek
July 24, 2012
Steven L. Polacek Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)