Form 10-Q/A
period 2012-06-30
CAPELLA EDUCATION CO
filed 2012-07-24
CIK 1104349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE
This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the Amendment) amends the Quarterly Report on Form 10-Q of Capella Education Company (the Company) for the quarter ended June 30, 2012 (the Original Filing), that was originally filed with the U.S. Securities and Exchange Commission on July 24, 2012. The Amendment is being filed to submit Exhibits 31.1 and 31.2. Due to a coding error in the Original Filing, the conformed signatures in the electronically filed copy of Exhibit 31.1 and 31.2 were not visible. Exhibits 31.1 and 31.2 are included as exhibits to the Amendment.

The Amendment also revises the exhibit index included in Part II, Item 6 of the Original Filing to include EX-101.DEF XBRL Taxonomy Extension Definition Linkbase Document, which was filed as an exhibit to the Original Filing.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

PART II - OTHER INFORMATION

Item 6. Exhibits
(a) Exhibits

Number	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 11, 2006.

3.2	Second Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on December 10, 2008.

4.1	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 19, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

EX-101.INS	XBRL Instance Document(1)	Filed electronically.

EX-101.SCH	XBRL Taxonomy Extension Schema Document(1)	Filed electronically.

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)	Filed electronically.

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)	Filed electronically.

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)	Filed electronically.

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)	Filed electronically.

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