Form 10-Q
period 2012-09-30
CAPELLA EDUCATION CO
filed 2012-10-23
CIK 1104349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock outstanding as of October 18, 2012 was 12,711,539.

CAPELLA EDUCATION COMPANY
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CAPELLA EDUCATION COMPANY
Consolidated Balance Sheets
(In thousands, except par value)

	As of September 30, 2012	As of December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$99,294	$61,977
Marketable securities	18,093	65,067
Accounts receivable, net of allowance of $5,090 at September 30, 2012 and $5,789 at December 31, 2011	17,559	18,239
Prepaid expenses and other current assets	12,161	12,493
Deferred income taxes	3,101	3,452
Total current assets	150,208	161,228
Property and equipment, net	46,946	50,713
Goodwill	16,916	16,980
Intangibles, net	5,143	6,552
Total assets	$219,213	$235,473
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,951	$8,977
Accrued liabilities	23,226	29,306
Income taxes payable	—	2,427
Deferred revenue	11,710	7,769
Total current liabilities	43,887	48,479
Deferred rent	4,149	4,215
Other liabilities	6,564	6,425
Deferred income taxes	10,521	12,575
Total liabilities	65,121	71,694

Redeemable noncontrolling interest	—	1,180

Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares — 100,000; Issued and Outstanding shares — 12,799 at September 30, 2012 and 13,882 at December 31, 2011	128	139
Additional paid-in capital	98,670	103,900
Accumulated other comprehensive income	86	307
Retained earnings	55,208	58,253
Total shareholders’ equity	154,092	162,599
Total liabilities and shareholders’ equity	$219,213	$235,473

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
Revenues	$99,309	$102,306	$314,889	$320,061
Costs and expenses:
Instructional costs and services	44,398	42,523	136,190	127,528
Marketing and promotional	32,964	33,673	98,537	99,812
General and administrative	13,664	11,253	35,886	29,631
Reduction of workforce	—	—	—	1,862
Total costs and expenses	91,026	87,449	270,613	258,833
Operating income	8,283	14,857	44,276	61,228
Other income (expense), net	(21)	477	(4)	1,474
Income before income taxes	8,262	15,334	44,272	62,702
Income tax expense	3,139	5,549	16,630	23,037
Net income	5,123	9,785	27,642	39,665
Net loss attributable to noncontrolling interest	—	149	186	394
Net income attributable to Capella Education Company	$5,123	$9,934	$27,828	$40,059
Net income attributable to Capella Education Company per common share:
Basic	$0.39	$0.66	$2.08	$2.57
Diluted	$0.39	$0.66	$2.07	$2.56
Weighted average number of common shares outstanding:
Basic	12,974	15,006	13,351	15,588
Diluted	13,033	15,062	13,412	15,668

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
Net income	$5,123	$9,785	$27,642	$39,665
Net loss attributable to noncontrolling interest	—	149	186	394
Net income attributable to Capella Education Company	5,123	9,934	$27,828	$40,059
Other comprehensive gain (loss), net of tax:
Foreign currency translation gain (loss)	103	(7)	22	(7)
Unrealized losses on available for sale securities	(52)	(179)	(243)	(329)
Comprehensive income attributable to Capella Education Company	$5,174	$9,748	$27,607	$39,723

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)
Operating activities
Net income	$27,642	$39,665
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	11,997	6,744
Depreciation and amortization	21,721	17,369
Amortization of investment discount/premium	590	1,663
Impairment of property and equipment	1,150	35
Loss (gain) on disposal of property and equipment	78	(38)
Share-based compensation	3,108	3,191
Excess tax benefits from share-based compensation	(64)	(70)
Deferred income taxes	(1,577)	4,873
Changes in operating assets and liabilities:
Accounts receivable	(11,337)	(9,453)
Prepaid expenses and other current assets	2,329	(5,596)
Accounts payable and accrued liabilities	(5,710)	(3,569)
Income tax payable	(5,164)	(625)
Deferred rent	(66)	765
Deferred revenue	3,988	756
Net cash provided by operating activities	48,685	55,710
Investing activities
Capital expenditures	(17,964)	(20,020)
Proceeds from the sale of property and equipment	303	—
Payment for acquisition, net of cash acquired	—	(12,640)
Redemption of noncontrolling interest	(1,576)	—
Purchases of marketable securities	(653)	(3,500)
Sales and maturities of marketable securities	46,650	30,685
Net cash provided by (used in) investing activities	26,760	(5,475)
Financing activities
Excess tax benefits from share-based compensation	64	70
Net proceeds from exercise of stock options	577	1,558
Repurchases of common stock	(38,764)	(77,271)
Net cash used in financing activities	(38,123)	(75,643)
Effect of foreign exchange rates on cash	(5)	12
Net increase (decrease) in cash and cash equivalents	37,317	(25,396)
Cash and cash equivalents at beginning of period	61,977	77,416
Cash and cash equivalents at end of period	$99,294	$52,020
Supplemental disclosures of cash flow information
Income taxes paid	$23,449	$22,160
Noncash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$433	$1,277

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
The following table presents a reconciliation of the numerator and denominator in the basic and diluted net income attributable to Capella Education Company per common share calculation, in thousands, except per share data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to Capella Education Company	5,123	9,934	27,828	40,059
Denominator:
Denominator for basic net income attributable to Capella Education Company per common share— weighted average shares outstanding	12,974	15,006	13,351	15,588
Effect of dilutive stock options and restricted stock	59	56	61	80
Denominator for diluted net income attributable to Capella Education Company per common share— weighted average shares outstanding	13,033	15,062	13,412	15,668
Basic net income attributable to Capella Education Company per common share	$0.39	$0.66	$2.08	$2.57
Diluted net income attributable to Capella Education Company per common share	$0.39	$0.66	$2.07	$2.56
Options to purchase 0.6 million and 0.6 million common shares were outstanding, but not included in the computation of diluted net income per common share in the three months ended September 30, 2012 and 2011, respectively, because their effect would be antidilutive. Options to purchase 0.6 million and 0.5 million common shares were outstanding, but not included in the computation of diluted net income per common share in the nine months ended September 30, 2012 and 2011, respectively, because their effect would be antidilutive.

5. Marketable Securities

The following is a summary of available-for-sale securities, in thousands:

	As of September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$18,026	$67	$—	$18,093
Total	$18,026	$67	$—	$18,093

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$64,613	$454	$—	$65,067
Total	$64,613	$454	$—	$65,067

The unrealized gains on the Company’s investments in municipal securities as of September 30, 2012 and December 31, 2011 were caused by changes in market values primarily due to interest rate changes. The Company had no securities in an unrealized loss position as of September 30, 2012. No other-than-temporary impairment charges were recorded during the three and nine months ended September 30, 2012 and 2011.
The following table summarizes the remaining contractual maturities of the Company’s marketable securities, in thousands:

	As of September 30, 2012	As of December 31, 2011
Due within one year	$16,663	$54,151
Due after one year through five years	1,430	10,916
Total	$18,093	$65,067

The following table summarizes the proceeds from the maturities of available-for-sale securities, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Maturities of tax-exempt marketable securities	$14,615	$13,225	$46,650	$30,685
Total	$14,615	$13,225	$46,650	$30,685

The Company did not record any gross realized gains or gross realized losses in net income during the three and nine months ended September 30, 2012 and 2011.

6. Fair Value Measurements

The following tables summarize certain information for assets and liabilities measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements as of September 30, 2012 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$33,087	$33,087	$—	$—
Money market funds	1,867	1,867	—	—
Variable rate demand notes	64,340	64,340	—	—
Marketable securities:
Tax-exempt municipal securities	18,093	—	18,093	—
Total assets at fair value on a recurring basis:	$117,387	$99,294	$18,093	$—

Liabilities:
Other liabilities:
RDI contingent consideration	$6,184	$—	$—	$6,184
Total liabilities at fair value on a recurring basis:	$6,184	$—	$—	$6,184

	Fair Value Measurements as of December 31, 2011 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$17,101	$17,101	$—	$—
Money market funds	27,551	27,551	—	—
Variable rate demand notes	17,325	17,325	—	—
Marketable securities:
Tax-exempt municipal securities	65,067	—	65,067	—
Total assets at fair value on a recurring basis:	$127,044	$61,977	$65,067	$—

Liabilities:
Other liabilities:
RDI contingent consideration	$5,945	$—	$—	$5,945
Total liabilities at fair value on a recurring basis:	$5,945	$—	$—	$5,945

The Company measures cash and cash equivalents at fair value primarily using real-time quotes for transactions in active exchange markets involving identical assets. The variable rate demand notes contain a feature allowing the Company to require payment by the issuer on a daily or weekly basis. As a result, these securities are highly liquid and are classified as cash and cash equivalents. The Company’s marketable securities are classified within Level 2 and are valued using readily available pricing sources for comparable instruments utilizing market observable inputs. The Company does not hold securities in inactive markets. The Company did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three and nine months ended September 30, 2012 and 2011.

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

The fair value of the RDI contingent consideration as of September 30, 2012 was determined using the discounted cash flow approach and was based on the present value of the probability-weighted expected cash flows based on the Company's estimates of the timing and probability of RDI being awarded TDAP. The discount rate reflects the risk of a market participant who holds the corresponding asset. To estimate the discount rate, the Company considered the market participant weighted average cost of capital of the business risk associated with RDI being awarded TDAP. The discount rate was then adjusted to incorporate risk-free rates and costs of debt for a term commensurate with the term in which the payment is expected to be made as well as the low probability risk of the contingent consideration payments not being made.

The fair value measurement of the RDI contingent consideration encompasses the following significant unobservable inputs:

Unobservable Inputs	Range
Weighted average cost of capital	5%
Timing of cash flows	0 - 33 months
Probability of TDAP achievement	100%

Significant increases or decreases in any of the unobservable inputs in isolation would result in a lower or higher fair value measurement of the RDI contingent consideration. An increase in the weighted average cost of capital would result in a decrease in the fair value, an acceleration of the timing of cash flows would increase the fair value, and a decrease in the probability that TDAP will be achieved would reduce the fair value. Reasonable changes in the unobservable inputs do not result in a material change in the fair value.

The following table presents a reconciliation of the fair value of the RDI contingent consideration, in thousands:

Balance, December 31, 2011	$5,945
Accretion of RDI contingent consideration liability	239
Balance, September 30, 2012	$6,184

The increase in the fair value of the RDI contingent consideration liability was recorded in other income (expense), net during the three and nine months ended September 30, 2012.

7. Accrued Liabilities

Accrued liabilities consist of the following, in thousands:

	As of September 30, 2012	As of December 31, 2011
Accrued compensation and benefits	$5,092	$8,978
Accrued instructional	5,451	7,291
Accrued vacation	1,900	994
Other	10,783	12,043
Total	$23,226	$29,306

“Other” in the table above consists primarily of vendor invoices accrued in the normal course of business.

The Company recorded liabilities of approximately $1.9 million and $1.3 million relating to the strategic reductions in workforce in February and November 2011, respectively, which were recorded as a component of accrued liabilities. The following presents the Company's reduction in workforce liability for the nine months ended September 30, 2012, in thousands:

Balance, December 31, 2011	$967
Payments	967
Balance, September 30, 2012	$—

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

The following presents the Company's future minimum lease commitments as of September 30, 2012, in thousands:

2012	$1,615
2013	6,423
2014	6,299
2015	6,239
2016	6,401
2017 and thereafter	12,120
Total	$39,097

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
The Credit Agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Failure to comply with the covenants contained in the Credit Agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. As of September 30, 2012, there were no borrowings under the credit facility and the Company was in compliance with all debt covenants.

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

9. Share Repurchase Program

The Company announced its current share repurchase program in July 2008. The Board of Directors authorizes repurchases of outstanding shares of common stock from time to time depending on market conditions and other considerations. A summary of the Company’s comprehensive share repurchase activity from the program's commencement through September 30, 2012, all of which was part of its publicly announced program, is presented below, in thousands:

Board authorizations:
July 2008	$60,000
August 2010	60,662
February 2011	65,000
December 2011	50,000
Total amount authorized	235,662
Total value of shares repurchased	214,749
Residual authorization	$20,913

During the nine months ended September 30, 2012, the Company repurchased 1.1 million shares for total consideration of $38.7 million, excluding commissions. The Company repurchased 1.7 million shares for total consideration of $78.1 million, excluding commissions, during the nine months ended September 30, 2011; due to timing, cash payments made for these share repurchases were $77.3 million. As of September 30, 2012, the Company had purchased an aggregate of 4.8 million shares under the program’s outstanding authorizations at an average price per share of $44.90 totaling $214.7 million.

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

The Company finalized the purchase accounting in the fourth quarter of 2011 and measured the fair value of the assets acquired and liabilities assumed in accordance with ASC 805. The Company recorded goodwill of $17.0 million, which will be assessed for impairment in the fourth quarter of 2012 as part of the Company's annual impairment review; and capitalized $7.1 million of intangible assets primarily consisting of partner and student relationships, trademark and trade name, learning model, and internally developed software. The estimated useful lives of the intangible assets range from two to ten years. The Company recorded the acquired deferred revenue at its fair value of $1.6 million as of the acquisition date, and assumed net liabilities of approximately $3.9 million in this transaction.

The results of operations of RDI have been included in the Company’s consolidated results of operations since the date of acquisition.

Sophia Learning, LLC
The Company acquired a majority ownership interest in Sophia in 2010. The equity interest in Sophia not owned by the Company was reported as noncontrolling interest on the consolidated balance sheet of the Company. Losses incurred by Sophia were charged to the Company and to the noncontrolling interest holder based on ownership percentage. There was a put option within the Sophia Learning, LLC agreement which permitted the noncontrolling interest to put its shares to the Company within a specified time period. Since these shares were outside the control of the Company, the noncontrolling interest was considered contingently redeemable and thus was presented in mezzanine equity in the consolidated balance sheet.

On April 16, 2012, the Company acquired the remaining interest in Sophia for approximately $1.6 million in an arms-length transaction. The Company began accounting for Sophia as a wholly owned subsidiary beginning in the second quarter of 2012 when the noncontrolling interests were acquired.

11. Regulatory Supervision and Oversight

Title IV Compliance Audit of Capella University
Capella University is subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act (HEA) and the regulations promulgated thereunder by the Department of Education (DOE) subject the University to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy to participate in the various types of federal learner financial assistance under Title IV Programs.

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

Political and budgetary concerns significantly affect the Title IV Programs. Congress reauthorizes the HEA and other laws governing Title IV Programs approximately every 5 to 8 years. The last reauthorization of the HEA was completed in August 2008. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of September 30, 2012, programs in which the University's learners participate are operative and sufficiently funded.

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

Executive Overview
We are an online postsecondary education services company. As of September 30, 2012, our wholly owned subsidiaries included the following:

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

•
Promoting affordability and encouraging learners to remain enrolled by offering learner success grants to new learners who meet admissions requirements, enroll, and apply within certain timeframes; and,

•
Diversifying outside of Capella University by creating innovative new learning technologies that have potential to increase affordability, and better serve the life-long learning needs of working adult professionals and therefore increase learner success.

We have experienced early successes as a result of these initiatives, and overall persistence has increased year over year throughout 2012. Although the early results have been positive, we expect some of these initiatives will adversely impact our new and active enrollment, revenue, and operating margins in the near term. We believe these efforts are in the best interest of our learners and over the long-term will improve learner success and lifetime revenue, which, in turn, positions us for more sustainable long-term growth.

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

According to our research, the awareness and consideration of Capella University as an educational option has increased compared to the prior year. This shift has also resulted in improved conversion rates of prospective learners. However, inquiry volume has not yet fully replaced previous levels.

We believe our comprehensive marketing strategy will produce long-term efficiencies and increase our ability to attract high-quality learners on a long-term sustainable basis. However, some of these initiatives may adversely impact our new enrollment, revenues, and operating margins in the near term.

•
Current market environment. The market continues to present challenging conditions and competition is strong; however, we remain focused on attracting the right learners and learner success. We believe our initiatives to improve learner success through innovation will position us to be a leader in the online post secondary education market.

•	Establishing new growth platforms. We seek to drive long-term growth that is an extension of our core competencies into new markets. We are pursuing this extension through a small business development team that is exploring early stage opportunities. This may result in increased new business development costs focused on researching, identifying, and cultivating these new opportunities.

In July 2011, we acquired RDI to access the fast-growing international higher education market. RDI has a presence in the UK and certain Commonwealth countries. Although we believe the acquisition will have a positive impact on our revenue growth, there are certain factors that may result in lower than anticipated revenue growth, including regulation changes in the UK Higher Education sector or changes in RDI's university partner relationships. Currently, RDI partners with several universities to validate degrees since RDI does not have its own Taught Degree Awarding Powers. RDI was dilutive to our earnings in the first nine months of 2012, and is expected to be dilutive to our earnings throughout the remainder of 2012 and 2013, in part related to amortization of intangibles and integration expenses.

•
New enrollment growth. Although we experienced overall negative new enrollment growth throughout 2011 and in the first half of 2012, we experienced positive new enrollment growth in the third quarter of 2012 led by our master's and certificate programs. The certificate programs were designed with the intent of offering an additional credential or creating a pathway for the learner to ultimately participate in master's or doctoral programs. Certificate programs are shorter in length and generate less revenue per learner than our master's or doctoral programs. Thus, if these learners do not matriculate into a degree program, this may result in a lower learner lifetime value, impacting revenue and operating margins.

•
Introduction of new programs and specializations and current program updates. In the first nine months of 2012, we introduced four new degree programs and thirty-one new specializations; in 2011, we launched three new degree programs and fourteen new specializations. We expect to continue to introduce additional degree programs and specializations across our markets in the future, and enhance our current offerings, as we believe this will further position Capella for long-term success. Certain types of new programs or specializations may require Department of Education (DOE or Department) notification and/or approval, which could have an impact on the anticipated timeframe to launch new offerings.

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

•
U.S. Pending Legislation and Congressional Hearings. In recent years, there has been increased focus by members of the U.S. Congress on the role that proprietary educational institutions play in higher education. Congressional hearings and roundtable discussions have been held, and more are expected to be held in the future, regarding various aspects of the education industry including federal financial aid and military education funding that may result in regulatory changes that affect our business. We have voluntarily provided substantial amounts of information about our business at the request of various Congressional committees and individual members, and we intend to continue being responsive to Congress in this regard. On July 30, 2012, Senator Tom Harkin released a final staff report summarizing two years of investigations with regard to proprietary institutions.

The report opens with general statements about the sector and then provides a profile on each of the 30 companies that complied with Harkin's data request from 2010. Within each company profile, the report covered federal revenue, spending, compensation, tuition and academic charges, recruiting, outcomes, retention, student loan defaults, instruction and academics, and staffing. Capella University received positive recognition regarding graduate program outcomes, low cohort default rates, and spending on student services. The report was negative toward Capella University with respect to retention in our bachelor programs and marketing spending. Regarding Capella University's bachelors programs, the data Harkin uses for the report is three to five years old. Over the last two years, we have invested significant time and resources into supporting all of our learners, especially in our bachelors programs. With regard to marketing spending, Capella University has made significant changes in an effort to adjust our marketing model, and as of September 30, 2012, year to date marketing expenses as a percent of revenue remain consistent with the prior year. Overall, we are pleased the Harkin report acknowledged the value in Capella's graduate programs which represent roughly 80% of our learner population.

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

Congress will consider the President's budget request in its formulation of tax and spending legislation later this year, including the fiscal year 2013 appropriations bills that will set specific funding levels for federal education programs. Any action by Congress that significantly reduces Title IV program funding, whether through across-the-board funding reductions, sequestration or otherwise, or materially impacts the eligibility of our institution or students to participate in Title IV programs, would have a material adverse effect on our enrollment, financial condition, results of operations and cash flows.

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

On April 18, 2012, Senators Kay Hagan and Tom Harkin introduced new legislation that would prohibit all colleges and universities from using federal education dollars to pay for marketing, advertising, and recruiting. The Protecting Financial Aid for Students and Taxpayers Act would prohibit the use of Pell Grants, federal student loans, the Post-9/11 G.I. Bill, and other federal education funds for such practices. The language from this bill was inserted into Senator Harkin's Appropriations subcommittee bill and was subsequently adopted by the full Appropriations committee on June 14, 2012. We do not expect further action on this issue until early next year.

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

The Department published final regulations on October 29, 2010, including disclosure and reporting provisions related to gainful employment metrics. Most of the October 29, 2010 final rules were effective July 1, 2011; however, the Department published final gainful employment debt and repayment metrics, and new program approval requirements on June 2, 2011, with an effective date of July 1, 2012. On June 21, 2012, the DOE released data to educational institutions showing the calculation of gainful employment metrics for 2011 for each of the institution's covered programs. This gainful employment information was released to the public on June 26, 2012. An institution's programs must pass a loan repayment rate test or meet debt-to-discretionary income or debt-to-annual earnings ratios in order to remain eligible for federal financial aid. These 2011 metrics were released for informational purposes only, and as pursuant to the Department's final rule published in June 2011, the standards to determine whether a program prepares students for gainful employment went into effect on July 1, 2012. The informational metrics for 2011 are generally based on data reported for Capella University learners and programs from federal Fiscal Years 2007 and 2008.

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

On June 30, 2012, one day before the regulation was scheduled to take legal effect, the U.S. District Court for the District of Columbia vacated the Gainful Employment “debt measures” regulation in its entirety, largely on grounds that the loan repayment rate aspect of the regulations was arbitrary and capricious. Although the District Court vacated the debt measures regulation - including the loan repayment and debt-to-income metrics promulgated by the Department to assess whether a program prepared students for gainful employment - and the related institutional reporting requirements and new program approval regulations, the Gainful Employment program disclosure requirements that took effect July 1, 2011 were left intact. On July 30, 2012 the Department filed a motion with the District Court to reinstate the requirement that institutions report data related to the regulation's debt measures. The Department's motion is still pending.

Because of the significance of this regulation, and the basis on which the District Court made its decision, we believe the Department may appeal the full decision to the U.S. Court of Appeals for the District of Columbia Circuit. Further, the District Court found that the Department did possess statutory authority to define “gainful employment” by regulation and to develop specific metrics as part of such regulations. The court's decision, however, means that the Gainful Employment Debt Measures regulation did not take effect on July 1, 2012.

•
Minnesota Office of Higher Education Cumulative Student Debt Information Request. The Minnesota Office of Higher Education (MOHE) is developing state level metrics related to Average Cumulative Student Loan Debt. The data request was sent to all schools located within the state. The final report will be published by institution and sector (public 2-year, public 4-year, private not-for-profit, and private for-profit) covering average cumulative educational loan debt (excluding PLUS loans) of certificate/degree recipients by award level for 2009-2010. The student loan debt is debt from all sources (federal, state, institution, private) known to the institution. We are working with MOHE on this request. The date for the report to be published has not been determined.

•
Student Loan Cohort Default Rates. To remain eligible to participate in Title IV programs, an educational institution's student loan cohort default rates must remain below certain specified levels. Under current regulations, an educational institution will lose its eligibility to participate in Title IV programs if its two-year measuring period student loan cohort default rate equals or exceeds 25% for three consecutive cohort years, or 40% for any given year. Capella University's two-year cohort default rates for the 2010 and 2009 cohorts are 7.0% and 6.6%, respectively.

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

If an institution's three-year cohort default rates for the 2009 and 2010 cohorts exceed 30%, the institution may be subject to provisional certification imposing various additional requirements for participation in Title IV programs. Beginning with the three-year cohort default rate for the 2011 cohort published in September 2014, the three-year rates will be applied for purposes of measuring compliance with the requirements. If the three-year cohort default rate for the 2011 cohort exceeds 40%, the institution will cease to be eligible to participate in Title IV programs, and if the institution's three-year cohort default rate exceeds 30% for three consecutive years, beginning with the 2009 cohort, the institution will cease to be eligible to participate in Title IV programs. The Department has published, for informational purposes, “trial rates” to assist institutions in understanding the impact of the new three-year cohort default rate calculation. Capella University's three-year cohort default rate for the 2009 cohort is 9.7%, and its trial three-year cohort default rate for the 2008 cohort is 6.5%. This increase is primarily due to the overall economic environment, and an increased percentage of Capella University learners enrolled in a bachelors program, who generally have a higher default rate compared to graduate learners.

Critical Accounting Policies and Use of Estimates
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. During the nine months ended September 30, 2012, there have been no significant changes to our critical accounting policies.

Results of Operations
Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the three months ended September 30, 2012:

	Three Months Ended September 30,
	$ (in thousands, unaudited)		$ Change	% Change	% of Revenue
	2012	2011	2012 vs. 2011		2012	2011	2012 vs. 2011
Revenues	$99,309	$102,306	$(2,997)	(2.9)%	100.0%	100.0%	0.0%
Costs and expenses:
Instructional costs and services	44,398	42,523	1,875	4.4	44.7	41.6	3.1
Marketing and promotional	32,964	33,673	(709)	(2.1)	33.2	32.9	0.3
General and administrative	13,664	11,253	2,411	21.4	13.8	11.0	2.8
Total costs and expenses	91,026	87,449	3,577	4.1	91.7	85.5	6.2
Operating income	8,283	14,857	(6,574)	(44.2)	8.3	14.5	(6.2)
Other income (expense), net	(21)	477	(498)	(104.4)	—	0.5	(0.5)
Income before income taxes	8,262	15,334	(7,072)	(46.1)	8.3	15.0	(6.7)
Income tax expense	3,139	5,549	(2,410)	(43.4)	3.2	5.4	(2.2)
Effective tax rate	38.0%	36.2%
Net income	5,123	9,785	(4,662)	(47.6)	5.1	9.6	(4.5)
Net loss attributable to noncontrolling interest	—	149	(149)	(100.0)	—	0.1	(0.1)
Net income attributable to Capella Education Company	$5,123	$9,934	$(4,811)	(48.4)%	5.1%	9.7%	(4.6)%

Revenues. The decrease in revenues compared to the same quarter in the prior year is primarily related to a 2.1 percent decrease in total Capella University enrollments at September 30, 2012 compared to the same period in 2011, a larger proportion of bachelors and certificate learners who generate less revenue per learner than our masters or doctoral programs, and an increase in tuition grants to support our initiatives to improve learner success. This decrease is slightly offset by the addition of RDI which was acquired in the third quarter of 2011, and price increases. Capella University tuition increases in 2012 averaged approximately two percent and were implemented in July 2012.
Instructional costs and services expenses. Instructional costs and services expenses, and instructional costs and services expenses as a percent of revenue, increased compared to the same quarter in the prior year primarily due to the addition of RDI, which was acquired in the third quarter of 2011, continued investment in strategic initiatives, and an increase in depreciation expense as a result of increased capital investments related to the learner experience and academic quality made throughout 2011 and 2012.
Marketing and promotional expenses. Marketing and promotional expenses decreased compared to the same quarter in the prior year primarily due to decreased reliance on online aggregators as we continue to shift towards a more comprehensive marketing strategy, which focuses on improving conversion rates and new enrollment growth, and also due to employee attrition. These decreases were partially offset by the addition of RDI which was acquired in the third quarter of 2011, as well as continued investment in strategic initiatives.
General and administrative expenses. General and administrative expenses, and general and administrative expenses as a percent of revenue, increased compared to the same quarter in the prior year primarily as a result of increased bad debt expense due to the Title IV program integrity rules which resulted in higher accounts receivable balances and higher reserve percentages. General and administrative expenses also increased due to the addition of RDI which was acquired in the third quarter of 2011.
Other income (expense), net. Other income (expense), net was $21 thousand of expense for the three months ended September 30, 2012, and $0.5 million of income for the three months ended September 30, 2011. The fluctuation compared to the same quarter in the prior year was primarily due to reduced interest income levels as a result of a lower average marketable securities balance in 2012, and expenses related to the credit facility which was entered into during the third quarter of 2011.
Income tax expense. The increase in our effective tax rate compared to the same quarter in the prior year was primarily due to foreign losses for which we receive a lower tax benefit and a decrease in the favorable impact of tax exempt interest due to lower levels of tax exempt investments.
Net income. Net income decreased due to the factors discussed above.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the nine months ended September 30, 2012:

	Nine Months Ended September 30,
	$ (in thousands, unaudited)		$ Change	% Change	% of Revenue
	2012	2011	2012 vs. 2011		2012	2011	2012 vs. 2011
Revenues	$314,889	$320,061	$(5,172)	(1.6)%	100.0%	100.0%	0.0%
Costs and expenses:
Instructional costs and services	136,190	127,528	8,662	6.8	43.3	39.8	3.5
Marketing and promotional	98,537	99,812	(1,275)	(1.3)	31.3	31.2	0.1
General and administrative	35,886	29,631	6,255	21.1	11.4	9.3	2.1
Reduction of workforce	—	1,862	(1,862)	(100.0)	—	0.6	(0.6)
Total costs and expenses	270,613	258,833	11,780	4.6	85.9	80.9	5.1
Operating income	44,276	61,228	(16,952)	(27.7)	14.1	19.1	(5.0)
Other income (expense), net	(4)	1,474	(1,478)	(100.3)	—	0.5	(0.5)
Income before income taxes	44,272	62,702	(18,430)	(29.4)	14.1	19.6	(5.5)
Income tax expense	16,630	23,037	(6,407)	(27.8)	5.3	7.2	(1.9)
Effective tax rate	37.6%	36.7%
Net income	27,642	39,665	(12,023)	(30.3)	8.8	12.4	(3.6)
Net loss attributable to noncontrolling interest	186	394	(208)	(52.8)	0.1	0.1	—
Net income attributable to Capella Education Company	$27,828	$40,059	$(12,231)	(30.5)%	8.9%	12.5%	(3.6)%

Revenues. The decrease in revenues compared to the same period in the prior year is primarily related to a 2.1 percent decrease in total Capella University enrollments at September 30, 2012 compared to the same period in 2011, a larger proportion of bachelors and certificate learners who generate less revenue per learner than our masters or doctoral programs, and an increase in tuition grants to support our initiatives to improve learner success. This decrease is slightly offset by the addition of RDI which was acquired in the third quarter of 2011, and price increases. Capella University tuition increases in 2012 averaged approximately two percent and were implemented in July 2012.
Instructional costs and services expenses. Instructional costs and services expenses, and instructional costs and services as a percent of revenue, increased compared to the same period in the prior year primarily due to the addition of RDI which was acquired in the third quarter of 2011, continued investment in strategic initiatives, an increase in depreciation expense as a result of increased capital investments related to the learner experience and academic quality made throughout 2011 and 2012, and the impairment of property and equipment in the first quarter of 2012.
Marketing and promotional expenses. Marketing and promotional expenses decreased compared to the same period in the prior year primarily due to decreased reliance on online aggregators as we continue to shift towards a more comprehensive marketing strategy, which focuses on improving conversion rates and new enrollment growth, and also due to employee attrition. These decreases were partially offset by the addition of RDI which was acquired in the third quarter of 2011, as well as continued investment in strategic initiatives.
General and administrative expenses. General and administrative expenses, and general and administrative expenses as a percent of revenue, increased compared to the same period in the prior year primarily due to increased bad debt expense as a result of increased bad debt expense due to the Title IV program integrity rules which resulted in higher accounts receivable balances and higher reserve percentages. General and administrative expenses also increased due to the addition of RDI which was acquired in the third quarter of 2011.
This increase was slightly offset by a decrease in estimated bonus expense, and the reversal of the OIG audit accrual in the second quarter. Our estimated total amount of Title IV funds not returned for learners who withdrew without providing official notification was approximately $1.0 million, including interest, but not including fines and penalties.

Reduction of workforce expenses. In February 2011, we implemented a strategic reduction of workforce by eliminating approximately 120 positions and incurring an expense of approximately $1.9 million in the nine months ended September 30, 2011.
Other income (expense), net. Other income (expense), net was $4 thousand of expense for the nine months ended September 30, 2012, and $1.5 million of income for the nine months ended September 30, 2011. The fluctuation compared to the same period in the prior year was primarily due to reduced interest income levels as a result of a lower average marketable securities balance in 2012, increased expenses related to the accretion of the RDI contingent consideration to its fair value, and expenses related to the credit facility which was entered into during the third quarter of 2011.
Income tax expense. The increase in our effective tax rate compared to the same period in the prior year was primarily due to foreign losses for which we receive a lower tax benefit and a decrease in the favorable impact of tax exempt interest due to lower levels of tax exempt investments.
Net income. Net income decreased due to the factors discussed above.

Liquidity and Capital Resources

Liquidity
We financed our operating activities and capital expenditures during the nine months ended September 30, 2012 and 2011 primarily through cash provided by operating activities. Our cash, cash equivalents and marketable securities were $117.4 million and $127.0 million at September 30, 2012 and December 31, 2011, respectively. The decrease in our cash, cash equivalents and marketable securities is primarily a result of lower net income and general business activities.

On September 30, 2011, we entered into an unsecured revolving credit agreement (the Credit Agreement) with Bank of America, N.A., and certain other lenders. The Credit Agreement provides $100.0 million of borrowing capacity, with an increase option of an additional $50.0 million. The Credit Agreement term ends September 30, 2016. As of September 30, 2012, there were no borrowings under the credit facility and we were in compliance with all debt covenants.

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

Based on our current level of operations and anticipated growth, we believe our cash provided by operations and other sources of liquidity, including cash, cash equivalents and marketable securities, will provide adequate funds for ongoing operations and planned capital expenditures for the foreseeable future. We can further supplement our liquidity position with the $100.0 million credit facility to fund our operations or to fund strategic investments, if needed.

Operating Activities
Net cash provided by operating activities was $48.7 million and $55.7 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease was primarily a result of lower net income.

Investing Activities
Net cash used in investing activities is primarily related to the purchase or maturity of investments in marketable securities and investments in property and equipment. Net cash provided by (used in) investing activities was $26.8 million for the nine months ended September 30, 2012 and $(5.5) million for the nine months ended September 30, 2011. Cash provided from marketable securities consisted of maturities of these tax-exempt investments. Net purchases and maturities of marketable securities were $46.0 million and $27.2 million during the nine months ended September 30, 2012 and 2011, respectively. The maturities of marketable securities in 2012 were primarily held as cash and cash equivalents at September 30, 2012.

We believe the credit quality and liquidity of our investment portfolio as of September 30, 2012 is strong. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply/demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity. But even with this approach, we may incur investment losses as a result of unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Capital expenditures were $18.0 million and $20.0 million for the nine months ended September 30, 2012 and 2011, respectively, and primarily consisted of investments in software related to learner success and academic quality. The decrease in 2012 compared to the same period in the prior year was primarily due to our 2011 investment in a data center.

We lease all of our facilities. We expect to make future payments on existing leases from cash generated from operations.

Financing Activities
Net cash used in financing activities was $38.1 million and $75.6 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease in net cash used is the result of a reduction in repurchases of our common stock. In the first nine months of 2012, we repurchased $38.7 million of common stock under our repurchase program, excluding commissions. In the first nine months of 2011 we repurchased $78.1 million of common stock, excluding commissions; due to timing, cash paid for repurchases in the first nine months of 2011 was $77.3 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk
The Company has no derivative financial instruments or derivative commodity instruments, and believes the risk related to cash equivalents and marketable securities is limited due to the adherence to its investment policy, which focuses on capital preservation and liquidity. In addition, all investments must have a minimum Standard & Poor’s rating of A minus (or equivalent) by at least one agency at the purchase date. All of the Company's cash equivalents and marketable securities as of September 30, 2012 and December 31, 2011 were rated A minus or higher by at least one rating agency. In addition, the Company utilizes money managers who conduct initial and ongoing credit analysis on its investment portfolio to monitor and minimize the potential impact of market risk associated with its cash, cash equivalents and marketable securities. Despite the investment risk mitigation strategies the Company employs, it may incur investment losses as a result of unusual and unpredictable market developments and may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. Unusual and unpredictable market developments may also create liquidity challenges for certain assets in the Company's investment portfolio.

Interest Rate Risk
The Company manages interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates, which are tied to various market indices. The Company's future investment income may fall short of expectations due to changes in interest rates or it may suffer losses in principal if it is forced to sell securities that have declined in market value due to changes in interest rates. At September 30, 2012, a 10% increase or decrease in interest rates would not have a material impact on the Company's future earnings, fair values, or cash flows.

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

Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of September 30, 2012, in ensuring that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended September 30, 2012, the Company used $13.3 million to repurchase shares of common stock under its repurchase program.(1) Its remaining authorization for common stock repurchases was $20.9 million at September 30, 2012. The following presents the Company's share repurchases during the quarter ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
7/1/2012 to 7/31/2012	160,801	$29.99	160,801	$29,353,784
8/1/2012 to 8/31/2012	167,378	31.27	167,378	24,119,263
9/1/2012 to 9/30/2012	94,159	34.05	94,159	20,913,091
Total	422,338	31.40	422,338	20,913,091

(1)
The Company announced its current share repurchase program in July 2008. As of September 30, 2012, the Company's Board of Directors has authorized repurchases up to an aggregate amount of $235.7 million in value of common stock under the current program. The Board of Directors authorizes the Company to repurchase outstanding shares of common stock, from time to time, depending on market conditions and other considerations. There is no expiration date on the repurchase authorizations and repurchases occur at the Company's discretion.

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
October 23, 2012
J. Kevin Gilligan Chief Executive Officer
(Principal Executive Officer)

/s/ Steven L. Polacek
October 23, 2012
Steven L. Polacek Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)