Form 10-K
period 2012-12-31
CAPELLA EDUCATION CO
filed 2013-02-21
CIK 1104349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $412.1 million.
The total number of shares of common stock outstanding as of February 15, 2013, was 12,392,860.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2012 fiscal year) are incorporated by reference into Part III of this Report.

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
Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Item 1A—Risk Factors,” below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed in fiscal 2013.

Item 1.	Business

Overview
Capella Education Company (the Company) is an online postsecondary education services company. Our wholly-owned subsidiaries include the following:

•
Capella University (the University) offers a variety of doctoral, master’s and bachelor’s programs in the following markets: public service leadership, behavioral health and human services, business management and technology, and education. We focus on master's and doctoral degrees, with approximately 75% of our learners enrolled in a master’s or doctoral degree program. Our academic offerings combine competency-based curricula with the convenience and flexibility of an online learning format. We design our offerings to help working adult learners develop specific competencies they can employ in their workplace. We actively support and engage with our learners throughout their programs to enhance their prospects for successful program completion. We believe the relevance and convenience of our programs provide a quality educational experience for our learners. At December 31, 2012, we offered over 1,670 online courses and 43 academic programs with 148 specializations to over 36,000 learners.

•
Resource Development International (RDI) is an independent provider of United Kingdom (UK) university distance learning qualifications that markets, develops, and delivers these programs worldwide via its offices and partners across Asia, North America, Africa and Europe. RDI’s online distance learning offerings span from degree-entry programs to doctoral level programs and are offered in a variety of disciplines, including business, management, psychology, law, and computing. RDI enhances the Company’s market leadership through access to the fast-growing international higher education market, with a presence in the UK and certain other countries.

•
Sophia Learning, LLC (Sophia) is a social teaching and learning platform that integrates education with technology. Sophia offers learning packets, which are small collections of academic content focused around delivering a specific subject by individual contributors. These learning packets enable educators to supplement their teaching methods with interactive tools. In 2012, Sophia launched the Pathways for College Credit program, which offers convenient online learning covering general education requirements for a fraction of the cost of a faculty-led college course. Sophia continues to expand its offering, which includes working with business enterprises.

Our History
We were founded in 1991 as a Minnesota corporation. In 1993, we established our wholly-owned university subsidiary, then named The Graduate School of America, to offer doctoral and master’s degrees through distance learning programs in management, education, human services and interdisciplinary studies. In 1995, we launched our online format for delivery of our doctoral and master’s degree programs over the Internet. Through our early entry into online education, we believe we gained extensive experience in the delivery of effective online programs. In 1997, our university subsidiary received accreditation from the North Central Association of Colleges and Schools (later renamed The Higher Learning Commission of the North Central Association of Colleges and Schools). In 1998, we expanded our original portfolio of academic programs by introducing doctoral and master’s degrees in psychology and a master of business administration degree. In 1999, to expand the reach of our brand in anticipation of moving into the bachelor’s degree market, we changed our name to Capella Education Company and the name of our university to Capella University. In 2000, we introduced our bachelor’s degree completion program in information technology, which provided instruction for the last two years of a four-year bachelor’s degree. In 2004, we expanded our addressable market through the introduction of our four-year bachelor’s degree programs in business and information technology. In November 2006, we completed an initial public offering of our common stock and in May 2007, we completed a follow-on offering of our common stock.

Over the past several years, we introduced numerous new programs and specializations across all of our markets, including the launch of doctoral, master’s and bachelor’s level programs within our public service leadership market. In 2010, we formed a joint venture with Sophia, an online social teaching and learning platform, in which we were the majority owner. On April 16, 2012, we acquired the remaining interest in Sophia which is now a wholly owned subsidiary as of that date. In 2011, we acquired RDI, an independent provider of distance learning.

Industry
The U.S. market for postsecondary education is a large, highly fragmented market. According to the National Center for Education Statistics (NCES) Projections of Education Statistics to 2012, released in January 2013, the number of postsecondary learners enrolled as of the fall of 2010 was 21.0 million and is expected to increase to 24.1 million by Fall 2021. We believe the forecasted growth in postsecondary enrollment is a result of a number of factors including the significant and measurable personal income premium that is attributable to postsecondary education, and an increase in demand by employers for professional and skilled workers, partially offset in the near term by current economic conditions.

According to the U.S. Census Bureau’s 2007-2011 American Community Survey estimates, 64.2% of adults (persons 25 years of age or older) do not possess a postsecondary degree. Of the 21.0 million postsecondary learners enrolled as of the fall of 2010, the NCES estimated that 8.4 million were adults, representing approximately 40% of total enrollment. We expect adults will continue to represent a large segment of the postsecondary education market as they seek additional education to secure better jobs, or to remain competitive or advance in their current careers.

In December 2012, Eduventures, Inc., an education consulting and research firm, published a report projecting continued, although slowed, growth in online degrees through 2017. Competition is expected to increase with traditional universities increasing online offerings.

Competition
The postsecondary education market is highly fragmented and competitive, with no private or public institution enjoying a significant market share. We compete primarily with public and private degree-granting regionally accredited colleges and universities. Our competitors include both traditional and proprietary colleges and universities offering online programs, such as American Public University, DeVry University, Grand Canyon University, Liberty University, Strayer University, University of Maryland, University of Phoenix, Walden University, and Western Governor’s. In particular, traditional colleges and universities increasingly offer a variety of distance education alternatives to working adults.

We believe that the competitive factors in the postsecondary education market primarily include the following:

•	relevant, practical and accredited program offerings;

•	reputation of the college or university and marketability of the degree;

•	convenient, flexible and dependable access to programs and classes;

•	regulatory approvals;

•	qualified and experienced faculty;

•	level of learner support;

•	affordability of the program;

•	relative marketing and selling effectiveness; and

•	the time necessary to earn a degree.

Our Competitive Strengths
We believe we have the following competitive strengths:

Commitment to Academic Quality. We are committed to providing our learners with a rewarding and challenging academic experience. Our commitment to academic quality is a tenet of our culture, and we believe that quality is an important consideration to those learners who choose Capella University. Having originated as an institution exclusively focused on graduate degree education, we have historically promoted an educational experience based on high academic standards. We have continued to apply this approach as we have expanded our graduate and undergraduate programs. Today, we believe that our commitment to academic quality is reflected in our curricula, faculty, learner support services and academic oversight processes. The impact of this commitment is evidenced by the satisfaction of our learners both during their educational experience and their career success following graduation. Data released by the Department of Education in connection with gainful employment regulations and independent national surveys indicate a high satisfaction and higher income levels of Capella graduates compared to our competition.

Deep Experience in Quality Online Education. In contrast to institutions converting traditional, classroom-based educational offerings to an online format, our academic programs have been designed for online delivery. Our curriculum design offers flexibility while promoting a high level of interaction with other learners and faculty members. Our faculty is specifically trained to deliver online education, and our learner support infrastructure was developed to track learner progress and performance to meet the needs of online learners. Capella's online learning infrastructure supports extensive predictive and actionable analytics capabilities we are leveraging to improve learner success and process improvements. As a result of our focus on online education, we believe we have developed educational programs that meet the needs of our learners in a convenient and effective manner.

Academic Programs and Specializations Designed for Working Adults. As of December 31, 2012, we offered 43 academic programs with 148 specializations, each designed to appeal to and meet the educational objectives of working adults in specific professional markets. The diversity of our program portfolio allows us to target relevant portions of the adult learner population and provide offerings in several of the highest demand areas of study, such as business and information technology, health care and nursing, social and behavioral science, education, and public service leadership. Our specializations are designed to attract learners by providing depth within a program that is typically unavailable in an unspecialized program and by addressing specific competencies that learners can apply in their current workplace. Our programs are designed to achieve required competencies and include a deeply integrated and aligned curricula, and authentic assessments taught by faculty with academic credentials and relevant practitioner experience.

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

Our Operating Strategy
Our faculty and staff are focused on helping our learners succeed. To that end, we intend to pursue the following operating strategies:

•	Focus on learner success by improving retention rates while maintaining high standards of academic quality and rigor,

•	Maintain our ability to offer affordable degrees, where learners receive a high return on their investment,

•	Expand our relationship-based marketing efforts,

•	Further strengthen the alignment of our offering with employer needs, and

•	Establish new growth platforms.

We will focus on the following operational priorities to deliver these strategies:

Superior Teaching and Learning Outcomes. We will continue to refine and implement best practices for teaching and learning models and focus on learner success by improving completion rates. Our goal is to further strengthen our position as a recognized leader in high quality, online learning.

We are committed to delivering superior academic and career outcomes to our learners. We seek to develop a deep understanding of the professions we serve and the competencies required of skilled professionals in these fields. This commitment guides the development of our competency based curricula, the recruitment of our faculty and staff, and the design of our support services. We continue to advance tools that provide learners, faculty, and staff with timely information and actionable interventions to improve learning outcomes. We use the results of internal assessments to develop an understanding of the specific needs and readiness of each individual learner at the start of a program. Through the use of competency-based curricula and transparent measurement of course and program outcomes, we seek to provide our learners with tangible outcomes, including a portfolio of professional competencies, and support for career advancement as well as the degree itself.

Exceptional Learner Experience. Capella serves a unique learner. Our learners tend to be professionals with an average age of 40, pursuing graduate degrees to advance their careers and fulfill a life purpose. Our programs surround these learners with a supportive environment to help them focus on academic success. This includes streamlining the on-boarding experience for new learners, making learners’ administrative interactions with Capella less complex, and continuing to improve the quality and frequency of interaction between our learners and our faculty.

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

Relationship-Based Marketing. We continue to focus on building the Capella brand, and have established strong differentiation as a high quality, online university for working adults in targeted professions. We continue to expand on this differentiation through a variety of initiatives, including interacting with prospective learners and building relationships earlier in the process. We will continue to leverage our data rich environment and analytical capabilities to drive greater marketing efficiencies, higher quality inquiries and improved conversion rates. We believe that expanding our efforts to build the Capella brand will give us greater strategic control over our new enrollment growth and strengthen engagement with our learners and alumni.

Successful New Market and Product Development. We also seek to drive growth through a multifaceted strategy of enhancing existing program offerings, developing new programs and specializations within our four current target markets, pursuing early stage new business development opportunities and exploring strategic partnerships to develop new growth platforms. We have market and product teams to focus on certain verticals as we seek to enhance our existing program offerings by pursuing improvements in course design and technology and obtaining specialized accreditation, additional state approval of programs leading to professional licensure and select endorsements. Within our current target markets, we seek to expand our program and specialization offerings, while also targeting additional professions. We explore opportunities in new markets and capabilities that leverage our existing expertise, brand reputation and educational capabilities, as well as have strong demand potential and growth characteristics. Finally, by pursuing new business development and exploring strategic partnerships, we can gain access to new markets, new technologies and new learning and business models, which are essential ingredients for long-term growth.

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

•
Faculty. We select our faculty based on their academic credentials as well as their teaching and practitioner experience. Our faculty members tend to be practitioners as well as scholars, bringing relevant, practical experience from their professional careers into the courseroom. As of December 31, 2012, approximately 86% of our faculty members have a doctoral degree. We invest in the professional development of our faculty members through required training in online teaching techniques as well as events and discussions designed to foster sharing of best practices and a commitment to academic quality. We also communicate clear expectations regarding the quality of faculty and learner interactions, and monitor achievement of those expectations.

•
Online course design. We employ a comprehensive design framework to ensure that our online courses offer consistent learning experiences, high quality interactions, and the tools required for assessing learning outcomes. We regularly assess course outcomes data as well as learner assessments to identify opportunities for course enhancements and upgrades.

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

In addition to these traditional components of academic quality, our teaching approach and the online format of our programs offers several features that enrich the learning experience for our primarily working adult learners:

Low learner to faculty ratio. Our courses average about 20 learners, providing each learner the opportunity to interact directly with our faculty and to receive individualized feedback and attention. By ensuring each learner is encouraged to participate actively, the instructor is better enabled to evaluate the learner’s understanding of course material, which we believe strengthens the academic quality of our programs.

Diverse learner population. Our online format allows us to focus on adult learners as well as to attract a diverse population of learners with a variety of professional backgrounds and life experiences.

Practitioner-oriented course experience. Our courses are designed to encourage learners to incorporate workplace issues or projects into their studies, providing relevant context to many of the academic theories covered by our curricula.

Time efficiency. While many campus-based learners are required to spend time commuting, parking, or otherwise navigating a large campus, our online learning format enables our learners to focus their time on course assignments and discussions.

Residential colloquia experience. Our residential colloquia, required for doctoral and certain master’s learners pursuing professional licensure, provides the opportunity to engage in face-to-face interaction with other learners and faculty. This creates a rich learning experience with relevant content to help prepare our learners for particular stages of their academic program. In addition, we offer residential colloquia to our psychology and counseling learners as a key component of their required learning experience.

Curricula
Our program offerings cover four markets: public service leadership, behavioral health and human services, business management and technology, and education. At December 31, 2012, we offered 43 academic programs with 148 specializations within these markets:

Public Service Leadership
Doctor of Public Administration	Master of Science in Human Services
General Public Administration	Gerontology
Doctor of Philosophy in Human Services	Multidisciplinary Human Services
Multidisciplinary Human Services	Social and Community Services
Health Care Administration	Master of Science in Nursing
Nonprofit Management and Leadership	Nurse Educator
Social and Community Services	Nurse Educator Bridge
Doctor of Philosophy in Public Safety	Diabetes Nursing
Criminal Justice	Gerontology Nursing
Emergency Management	Nursing Leadership and Administration
Public Safety Leadership	Master of Public Health
Doctor of Health Administration	General Public Health
General Health Administration	Health Management and Policy
Health Care Leadership	Social and Behavioral Sciences
Health Policy and Advocacy	Master of Science in Public Safety
Doctor of Nursing Practice	Criminal Justice
Doctor of Public Health	Emergency Management
Epidemiology	Public Safety Leadership
Health Advocacy and Leadership	Bachelor of Science in Business
Master of Public Administration	Health Care Management
General Public Administration	Bachelor of Science in Information Technology
Master of Health Administration	Health Informatics
General Health Administration	Bachelor of Science in Public Safety
Health Care Operations	Criminal Justice
Health Policy	Emergency Management
Master of Nonprofit Management and Leadership	Homeland Security
Master of Business Administration	Bachelor of Science in Nursing
Health Care Management	RN-to-BSN Completion
Master of Science in Homeland Security

Social and Behavioral Sciences
Doctor of Philosophy in Counselor Education and Supervision	Master of Science in Addiction Counseling
General Counselor Education and Supervision	General Addiction Counseling
Doctor of Philosophy in Advanced Studies in Human Behavior	Master of Science in Marriage and Family Therapy
General Advanced Studies in Human Behavior	General Marriage and Family Therapy
Doctor of Psychology	Master of Science in Mental Health Counseling
Clinical Psychology	General Mental Health Counseling
Doctor of Philosophy in Psychology	Master of Science in Studies in Human Behavior
General Psychology	General Studies in Human Behavior
Addiction Psychology	Master of Science in Psychology
Industrial/Organizational Psychology	Child and Adolescent Development
Educational Psychology	Clinical Psychology
Doctor of Philosophy in School Psychology	Counseling Psychology
Doctor of Social Work	General Psychology
General Social Work	Sport Psychology
Master of Science in Career Counseling	Educational Psychology
General Career Counseling	Evaluation, Research, and Measurement
School Psychology

Master of Science in School Counseling	Bachelor of Science in Psychology
General School Counseling	General Psychology

Business, Management, & Technology
Doctor of Business Administration	Master of Business Administration
Business Intelligence	Accounting
Global Operations and Supply Chain Management	Finance
Strategy and Innovation	Business Intelligence
Finance	Entrepreneurship
Marketing	General Business Administration
Accounting	Global Operations and Supply Chain Management
Human Resource Management	Human Resource Management
Information Technology Management	Information Technology Management
Leadership	Project Management
Project Management	Marketing
Doctor of Philosophy in Business Management	Master of Science in Information Technology
Accounting	Business Analysis
General Business Management	Enterprise Software Architecture
Finance	General Information Technology
Human Resources Management	Health Information Management
Information Technology Management	Information Assurance and Security
Leadership	Network Architecture
Marketing	Project Management
Project Management	Bachelor of Science in Business
Doctor of Philosophy in Education	Accounting
Training and Performance Improvement	Business Administration
Doctor of Philosophy in Organization and Management	Finance
Management Education	Human Resource Management
Doctor of Philosophy in Information Technology	Management and Leadership
General Information Technology	Marketing
Information Assurance and Security	Project Management
Information Technology Education	Retail Management
Project Management	Bachelor of Science in Information Technology
Master of Science in Education	General Information Technology
Training and Performance Improvement	Information Assurance and Security
Master of Science in Human Resources Management	Network Technology
General Human Resources Management	Project Management
Master of Science in Leadership	System Development
General Leadership
Master of Science in Psychology
Industrial/Organizational Psychology
Leadership Coaching Psychology

Education
Doctor of Education (EdD)	Doctor of Philosophy in Education (PhD)
Education Leadership and Management	Curriculum and Instruction
Reading and Literacy	Instructional Design for Online Learning
Reading and Literacy Bridge	K-12 Studies in Education
Education Specialist (EdS)	Leadership in Educational Administration
Curriculum and Instruction	Special Education Leadership
Leadership in Educational Administration	Leadership for Higher Education
Postsecondary and Adult Education
Professional Studies in Education

Master of Science in Education	Master of Science in Higher Education
Curriculum and Instruction	Adult Education
Early Childhood Education	Enrollment Management
English Language Learning and Teaching	Integrative Studies
K-12 Studies in Education	Higher Education Leadership and Administration
Leadership in Educational Administration	Bachelor of Science in Psychology
Reading and Literacy	General Psychology
Special Education Teaching
Instructional Design for Online Learning

Courses are offered on a quarterly academic schedule, which generally coincides with calendar quarters. We offer new learners in most programs the flexibility to begin the first course in their program of study at the beginning of any month. These learners then enroll in subsequent courses on a regular quarterly course schedule. Depending on the program, learners generally enroll in one to two courses per quarter. Each course has a designated start date, and the majority of our courses last for ten weeks.

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

The primary exception to our online format is for doctoral learners, and for certain master’s degree candidates pursuing professional licenses. These learners participate in periodic residential colloquia, year-in-residencies, supervised practica and internships as a complement to their courses. Colloquia typically lasts three to 25 days and is required, on average, once per year for learners in applicable programs. The supervised practica and internships vary in length based on the program in which the learner is enrolled.

We also offer certificate programs, which consist of a series of courses focused on a particular area of study, for learners who seek to enhance their skills and knowledge. Online certificate courses can be taken to prepare for a graduate degree program or on a stand-alone basis. The duration of our certificate programs ranges from two quarters to approximately two years.

Faculty & Other Employees
We seek to hire faculty who have teaching and/or practitioner experience in their particular discipline and who possess significant and appropriate academic credentials. As of December 31, 2012, approximately 86% of our faculty members have a doctoral degree. We provide significant training to new faculty members, including an online development program focused on the Capella way of effective online teaching, our educational philosophy, teaching expectations and our online platform, prior to offering a teaching assignment. In addition, we provide professional development and training for all faculty members on an ongoing basis. To evaluate the performance of our faculty members, we regularly monitor courseroom activity and assess both learner satisfaction with the courseroom experience and learner performance against course outcomes.

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

We also employ non-faculty staff in university services, academic advising and academic support, enrollment services, university administration, financial aid, information technology, human resources, finance and other administrative functions. As of December 31, 2012, we employed 2,829 faculty and non-faculty staff. None of our employees are a party to any collective bargaining or similar agreement with us.

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

Career center services. Our staff offers career counseling, job search advising, and career management support to all Capella learners and alumni. Career Center staff interacts with learners and alumni via email, telephone, and online seminars to assist with career-related activities such as resume development, curriculum vitae and cover letter development; interview preparation; effective job search strategies; and career advancement efforts. The Career Center’s online iGuide resources help learners gather occupational information and trends, access job postings, and view sample job search documents. Our counselors also assist our recruitment staff with prospective learners’ selection of the Capella University program and specialization that best suits their professional aspirations.

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

Marketing
We engage in a range of relationship-based marketing activities to build the Capella brand, differentiate us from other educational providers, increase awareness and consideration with prospective learners, generate inquiries for enrollment, remind and motivate current learners to re-register each quarter, and stimulate referrals from current learners and graduates. These marketing activities include Internet, television, print, radio, email, social media and direct mail advertising campaigns. Other marketing activities include supportive outreach to current learners, participation in seminars and trade shows, and development of key marketing relationships with corporate, healthcare, armed forces, government, and educational organizations. Online advertising (targeted, direct, search and through aggregators) currently generates our largest volume of inquiries from prospective learners.

Enrollment
As of the last day of classes in the quarter ended December 31, 2012, our enrollment was 36,329 learners. Of the learners that responded to our demographic survey, approximately 74% were female and approximately 54% were people of color. Our learner population is geographically distributed primarily throughout the United States. Our end of period enrollments as of December 31, 2012 decreased 3.6% percent compared to December 31, 2011 primarily due to a decline in new enrollments throughout 2011 and the first half of 2012.

The following summarizes our learners as of the last day of the quarter ended December 31, 2012:

	Total Enrollment
	Number of Learners	Percent of Total
Doctoral	11,023	30.3%
Master’s	15,596	42.9%
Bachelor’s	8,800	24.2%
Other	910	2.5%
Total	36,329	100.0%

Tuition and Fees
Our tuition rates vary by type and length of program and by degree level, such as doctoral, master’s or bachelor’s. For all learners in master’s and bachelor’s programs, tuition is charged on a per course basis. Prices per course ranged from approximately $1,400 to $2,500 for the 2012-2013 academic year (the academic year that began in July 2012) and from $1,300 to $2,364 for the 2011-2012 academic year (the academic year that began in July 2011). The price of the course varies based upon the number of credit hours, the degree level of the program, and the discipline.

The majority of doctoral programs are priced at a fixed quarterly amount ranging from approximately $3,500 to $4,600 per learner for the 2012-2013 academic year and from $4,071 to $4,575 per learner for the 2011-2012 academic year, regardless of the number of courses in which the learner was registered. For select doctoral programs, tuition is charged on a per course basis. Prices per course ranged from $2,500 to $4,200 for the 2012-2013 academic year (the academic year beginning in July 2012) and from $2,435 to $4,080 for the 2011-2012 academic year (the academic year beginning in July 2011).

“Other” in the enrollment table above refers primarily to certificate-seeking learners. Certificate programs generally consist of four courses, and the price of a course depends on the number of credit hours and the discipline. Prices per course in certificate programs generally ranged from approximately $1,800 to $2,500 for the 2012-2013 academic year and from $1,796 to $2,364 for the 2011-2012 academic year.

Tuition increases are specific to the program specialization and depend on market conditions, program differentiation or changes in operating costs that have an impact on price adjustments of individual programs or specializations. Capella University implemented a weighted average tuition increase of 1.6% for the 2012-2013 academic year. Refer to the University’s website, www.capella.edu, for tuition costs and credits required by individual degree. These program costs will vary by learner based upon the program and specialization selected, the number of courses taken per quarter and the number of transfer credits earned at other institutions.

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

•	Corporate, healthcare and federal relationships with more than 200 large and mid-size organizations.

•	Educational relationships that encourage graduates of nearly 300 community colleges to enroll in our undergraduate programs, and faculty and administrators to enroll in our graduate programs.

As of December 31, 2012, approximately 27% of our learners received a discount in connection with these programs.

In 2012, we expanded our offering of learner success grants under a variety of different programs, to promote affordability and encourage learners to remain enrolled. Learners must meet admission requirements, and enroll and apply within certain timeframes to receive the grants, which are generally awarded over a period of four to eight consecutive quarters. As of

December 31, 2012, approximately 11% of our learners received a Capella awarded grant or scholarship.

Technology
Capella University provides learners and faculty members a secure, web-based technology environment through which they can access courses, support resources, self-service tools, and a private social network for academic collaboration and professional growth.

Online courseroom. The University provides the instructional content of each course, along with tools to facilitate course discussions, assessments, grading and submission of assignments, through our online courseroom. We operate the Blackboard Learn System as our courseroom platform. Through this platform, Capella delivers the content and interactions of multiple sections of over 1,670 courses each quarter.

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

Service-oriented architecture. Data from each of Capella’s primary technology platforms – the Blackboard Learn System, the Liferay Portal, and the PeopleSoft Enterprise Resource Planning system – is shared through a custom-built service oriented architecture. Capella uses this architecture to build integrated, personalized learning and service applications for learners and faculty, which are then accessed through our portal and Learning Management System.

Infrastructure. Our servers are co-located in a third party primary hosting facility and at a third party backup data center. All of our servers are linked and we perform redundant backup of software programs and business data. We currently use a combination of Microsoft-based software on HP server equipment and Sun Microsystems servers.

Enterprise data warehouse (EDW) Capella’s Enterprise Data Warehouse is our comprehensive repository of data throughout the learner lifecycle. We began building the EDW in a phased approach beginning with inquiry through enrollment, and subsequently from enrollment to graduation. We continue to expand the EDW to include additional depth of academic data (learning data and engagement data) – including learner and faculty activity in our courseroom, learner demonstration of learning outcomes, accreditation alignments of academic content, and much more.

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
We have trademark or service mark registrations and pending applications in the U.S. and select foreign jurisdictions, among others, for the words “CAPELLA,” “CAPELLA EDUCATION COMPANY,” “CAPELLA UNIVERSITY,” "SOPHIA," and distinctive logos, along with various other trademarks and service marks related to our specific offerings. We also own domain name rights to “www.capellaeducationcompany.com,” “www.capellaeducation.com,” “www.capella.edu,” “www.capellauniversity.edu,” "www.capellaresults.com," and "www.sophia.org," as well as other words and phrases important to our business.

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

REGULATORY ENVIRONMENT
Learners attending Capella University finance their education through a combination of individual resources, corporate reimbursement programs and federal financial aid programs. Capella University participates in the federal student financial aid programs authorized under Title IV. For the year ended December 31, 2012, approximately 79% of our revenues (calculated on a cash basis) were derived from Title IV programs. In connection with a learner’s receipt of federal financial aid, we are subject to extensive regulation by the Department of Education, state education agencies and our accrediting agency, The Higher Learning Commission of the North Central Association of Colleges and Schools. In particular, the Title IV programs, and the regulations issued thereunder by the Department of Education, subject us to significant regulatory scrutiny in the form of numerous standards that we must satisfy to participate in the federal student financial aid programs. To participate in Title IV programs, a school must be:

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

The Higher Learning Commission is the same accrediting agency that accredits such universities as Northwestern University, the University of Chicago, the University of Minnesota and other degree-granting public and private colleges and universities in its region (namely, the States of Arizona, Arkansas, Colorado, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, Oklahoma, New Mexico, South Dakota, West Virginia, Wisconsin, and Wyoming).

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

In addition to Minnesota, Capella University is licensed or authorized to operate or to offer degree programs in the following states: Alabama, Arizona, Arkansas, Florida, Georgia, Iowa, Kansas, Kentucky, Louisiana, Nevada, North Carolina, North Dakota, Ohio, Pennsylvania, South Carolina, Tennessee, Washington, Wisconsin, and Wyoming. We are licensed or authorized to operate in these states because we have determined that our activities in each state constitute a presence requiring licensure or authorization by the state higher educational agency. In some cases, the licensure or authorization is only for specific programs or specific activities. In the majority of these states, Capella University has either determined that separate licensure or authorization for its certificate programs is not necessary, or has obtained such licensure or authorization. Capella’s certificate programs must be, and have been, approved in Arizona, Florida, Ohio and Washington. Because we enroll learners from each of the 50 states, as well as the District of Columbia, and because we may undertake activities in other states that constitute a presence or otherwise subject us to the jurisdiction of the respective state educational agency, we may, from time to time, need to seek licensure or authorization to operate in additional states. Additionally, state regulations in states in which we are not licensed may limit certain of our activities, such as residencies and internships in programs requiring those experiences.

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

Capella University learners receive loans and grants to fund their education primarily under the following Title IV programs: (1) the Federal Direct Loan Program (FDLP) and (2) the Federal Pell Grant (Pell) program. In 2012, approximately 79% of our revenues (calculated on a cash basis) were derived from tuition financed under Title IV federal financial aid.

1) FDLP. Under the FDLP, the Department of Education, rather than a private lender, makes loans to learners. In 2012, approximately 76% of our revenues (calculated on a cash basis) were derived from the FDLP. Effective July 1, 2010, with the discontinuation of the Federal Family Education Loan Program (FFELP), the vast majority of our learners rely on FDLP loans to fund their programs.

2) Pell and Teacher Education Assistance for College and Higher Education (TEACH) Grants. Under the Pell and TEACH programs, the Department of Education awards grants to bachelor’s learners who demonstrate financial need. In 2012, approximately 3% of our revenues (calculated on a cash basis) were derived from these programs.

Certain learners are eligible to receive funds from educational assistance programs administered by the U.S. Department of Veterans Affairs through the Minnesota Department of Veterans Affairs. Some Capella University learners finance all or a portion of their own education or receive full or partial tuition reimbursement from their employers. Finally, eligible learners can also access private loans through a number of different lenders for funding at current market interest rates. For the year ended December 31, 2012, less than one percent of our learners utilized private loans, and less than one percent of our revenue was derived from private loans.

Regulation of Federal Student Financial Aid Programs
To be eligible to participate in Title IV programs, an institution must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education. An institution must, among other things, be licensed or authorized to offer its educational programs by the state within which it is physically located (in our case, Minnesota), and where its activities require an approval to operate, and maintain institutional accreditation by a recognized accrediting agency. Capella University’s current program participation agreement expires June 30, 2014.

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

•
transfer the institution from the U.S. Department of Education’s advance system of receiving Title IV program funds to its reimbursement system, under which a school must disburse its own funds to learners and document the learners’ eligibility for Title IV program funds before receiving such funds from the U.S. Department of Education;

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

The Department of Education evaluates institutions on an annual basis for compliance with specified financial responsibility standards utilizing a complex formula that uses line items from the institution’s audited financial statements. The standards focus on three financial ratios: (1) equity ratio (which measures the institution’s capital resources, financial viability and ability to borrow); (2) primary reserve ratio (which measures the institution’s ability to support current operations from expendable resources); and (3) net income ratio (which measures the institution’s ability to operate at a profit or within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without the need for further federal oversight. We have applied the financial responsibility standards to our Capella University audited financial statements as of and for the years ended December 31, 2011 and 2010, and calculated a composite score of 3.0 for both years, which is the maximum score attainable. We therefore believe that we meet the Department of Education’s financial responsibility standards. We will finalize our composite score as of and for the year ended December 31, 2012 in early 2013, and expect to meet the composite score requirements. If the Department of Education were to determine that we did not meet the financial responsibility standards due to a failure to meet the composite score or other factors, we could establish financial responsibility on an alternative basis by, among other things:

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

The “90/10 Rule.” A requirement of the Higher Education Act commonly referred to as the “90/10 Rule,” applies only to “proprietary institutions of higher education,” which includes Capella University. Under the August 2008 reauthorization of the Higher Education Act, effective upon the date of the law’s enactment, an institution is subject to loss of eligibility to participate in the Title IV programs if, on a cash accounting basis, it derives more than 90% of its fiscal year revenue, for two consecutive fiscal years, from Title IV program funds. An institution whose rate exceeds 90% for any single fiscal year will be placed on provisional certification for at least two fiscal years and may be subject to other conditions specified by the Secretary of Education. The provisions of the recent Higher Education Act reauthorization allow institutions, when calculating their compliance with this revenue test, to exclude from their Title IV revenues for a three-year period the additional federal student loan amounts that became available starting in July 2008, and to include more non-Title IV revenues, such as revenues from institutional loans under certain circumstances. This exclusion expired in June 2011. For the year ended December 31, 2012, we derived approximately 79% of our revenues (calculated on a cash basis) from Title IV program funds.

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

To remain eligible to participate in Title IV programs, an educational institution's student loan cohort default rates must remain below certain specified levels. Under current regulations, an educational institution will lose its eligibility to participate in Title IV programs if its two-year measuring period student loan cohort default rate equals or exceeds 25% for three consecutive cohort years, or 40% for any given year. Capella University’s cohort default rates on FFELP loans for the 2010, 2009, and 2008 federal fiscal years, the three most recent years for which information is available, were 7.0%, 6.6%, and 3.3%, respectively. The average cohort default rates for four-year proprietary institutions nationally were 12.9%, 15.0%, and 11.6%, in fiscal years 2010, 2009, and 2008, respectively.

The cohort default rate requirements were modified by the Higher Education Opportunity Act enacted in August 2008 to increase by one year the measuring period for each cohort. In September 2012, the Department published the official three-year cohort default rates in addition to the two-year rates, beginning with the 2009 cohort. If an institution's three-year cohort default rate exceeds 30% for three consecutive years (compared to 25% under the current two-year standard), it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate. We believe that our current repayment management efforts meet these requirements.

If an institution's three-year cohort default rates for the 2009 and 2010 cohorts exceed 30%, the institution may be subject to provisional certification imposing various additional requirements for participation in Title IV programs. Beginning with the three-year cohort default rate for the 2011 cohort published in September 2014, the three-year rates will be applied for purposes of measuring compliance with the requirements. If the three-year cohort default rate for the 2011 cohort exceeds 40%, the institution will cease to be eligible to participate in Title IV programs, and if the institution's three-year cohort default rate exceeds 30% for three consecutive years, beginning with the 2009 cohort, the institution will cease to be eligible to participate in Title IV programs. The Department has published, for informational purposes, “trial rates” to assist institutions in understanding the impact of the new three-year cohort default rate calculation. Capella University's three-year cohort default rate for the 2009 cohort is 9.7%, and its trial three-year cohort default rate for the 2008 cohort is 6.5%. This increase is primarily due to the overall economic environment, and an increased percentage of Capella University learners enrolled in a bachelor's program, who generally have a higher default rate compared to graduate learners.

If our learners obtain loans under the FDLP, those loans will be combined with our learners’ existing FFELP loans in calculating our annual student loan cohort default rate. In such case, the potential sanctions discussed in this section would be based on the combined cohort default rate.

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

These rules were vacated by the U.S. District Court for the District of Columbia on June 30, 2012. The court also vacated the rules requiring reporting information to the Department about students who complete a program leading to gainful employment in a recognized occupation, including the amount of debt incurred under private loans or institutional finance plans, matriculation information, and end of year enrollment information. On July 30, 2012, the Department filed a motion asking the court to reinstate the requirement that institutions report information about student loan-repayment rates and debt-to-income ratios.

The Court did not vacate the portion of the rules requiring proprietary postsecondary institutions to provide prospective students with each eligible program's recognized occupations, cost, completion rate, job placement rate, and median loan debt of program completers beginning July 1, 2011.

If the rules regarding gainful employment metrics are reinstated on appeal or similar rules are repromulgated by the Department, the continuing eligibility of our educational programs for Title IV funding could be at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans, and other factors.

Compliance Reviews. We are subject to announced and unannounced compliance reviews and audits by various external agencies, including the Department of Education, its Office of Inspector General (OIG), state licensing agencies, the Department of Veterans Affairs and accrediting agencies. As part of the Department of Education’s ongoing monitoring of institutions’ administration of Title IV programs, The Higher Education Act and Department of Education regulations also require institutions to annually submit a compliance audit conducted by an independent certified public accountant in accordance with Government Auditing Standards and applicable audit standards of the Department of Education. In addition, to enable the Secretary of Education to make a determination of financial responsibility, institutions must annually submit audited financial statements prepared in accordance with Department of Education regulations.

The OIG is responsible for, among other things, promoting the effectiveness and integrity of the Department of Education’s programs and operations. With respect to educational institutions that participate in Title IV funding programs, the OIG conducts its work primarily through compliance audits and investigations. An OIG compliance audit typically focuses on whether an institution administers federal funds in accordance with applicable rules and regulations, whereas an investigation typically indicates a concern regarding potential fraud or abuse involving federal funds. We perform periodic reviews of our compliance with the various applicable regulatory requirements. We have not been notified by any of the various regulatory agencies of any significant noncompliance matters that would adversely impact our ability to participate in Title IV programs.

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

Generally, if an institution eligible to participate in Title IV programs adds an educational program after it has been designated as an eligible institution, the institution must apply to the Department of Education to have the additional program designated as eligible. However, a degree-granting institution is not obligated to obtain the Department of Education’s approval of additional programs that lead to an associate, bachelor’s, professional or graduate degree at the same degree level(s) previously approved by the Department of Education. Similarly, an institution is not required to obtain advance approval for new programs that both prepare learners for gainful employment in the same or related recognized occupation as an educational program that has previously been designated as an eligible program at that institution and meet certain minimum-length requirements. However, the Department of Education, as a condition of certification to participate in Title IV programs, can require prior approval of such programs or otherwise restrict the number of programs an institution may add. In the event that an institution that is required to obtain the Department of Education’s express approval for the addition of a new program fails to do so, and erroneously determines that the new educational program is eligible for Title IV program funds, the institution may be liable for repayment of Title IV program funds received by the institution or learners in connection with that program. In connection with Department of Education rulemaking in 2010, certain modifications to Department of Education rules relating to the addition of new programs took effect on July 1, 2011. Specifically, in addition to state approvals, Department of Education approval may be required for certain new program offerings. These rules, as a part of the gainful employment package, were vacated by the U.S. District Court for the District of Columbia on June 30, 2012.

Eligibility and Certification Procedures. Each institution must apply to the Department of Education for continued certification to participate in Title IV programs at least every six years, or when it undergoes a change of control, and an institution may come under the Department of Education’s review when it expands its activities in certain ways, such as opening an additional location or, in certain cases, when it modifies academic credentials that it offers. Capella University’s current program participation agreement expires June 30, 2014. Our recertification process is described more fully in “Regulatory Environment–Regulation of Federal Student Financial Aid Programs.”

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
As a provider of higher education, we are subject to extensive U.S. regulation on both the federal and state levels. In particular, the Higher Education Act, as amended and reauthorized from time to time, and related regulations impose significant regulatory scrutiny on Capella University, and all other higher education institutions that participate in the various federal student financial aid programs under Title IV of the Higher Education Act (Title IV programs). The Higher Education Act, as reauthorized, mandates specific regulatory responsibilities for each of the following components of the higher education regulatory triad: (1) the federal government through the U.S. Department of Education; (2) independent accrediting agencies recognized by the Department of Education; and (3) state higher education regulatory bodies.
In 2012, we derived approximately 79% of our revenues (calculated on a cash basis) from Title IV programs, administered by the U.S. Department of Education. A significant percentage of our learners rely on the availability of Title IV program funds to cover their cost of attendance at Capella University and related educational expenses.

The applicable regulatory requirements cover virtually all phases of our operations, including educational program offerings, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, processing refund payments to the U.S. Department of Education for withdrawn learners, commencement of new educational programs, and changes in our corporate structure and ownership.

The regulations, standards and policies of the various regulatory agencies frequently change and are subject to interpretative challenges, particularly where they are crafted for traditional schools rather than our on-line academic delivery model. Changes in, or new interpretations of, applicable laws, regulations, or standards could have a material adverse effect on our accreditation, authorization to operate in various states, permissible activities, receipt of funds under Title IV programs, or costs of doing business. We cannot predict how all of the requirements applied by these agencies will be interpreted or whether we will be able to comply with these requirements in the future.

If we are found to be in noncompliance with any applicable regulations, standards or policies, any one of the relevant regulatory agencies may be able to do one or more of the following:

•	impose monetary fines or penalties;

•	limit or terminate our operations or ability to grant degrees and diplomas;

•	restrict or revoke our accreditation, licensure or other approvals to operate;

•	limit, suspend or terminate our eligibility to participate in Title IV programs or state financial aid programs;

•	require repayment of funds received under Title IV programs or state financial aid programs;

•	require us to post a letter of credit with the U.S. Department of Education;

•	subject us to heightened cash monitoring by the U.S. Department of Education;

•
transfer us from the U.S. Department of Education's advance system of receiving Title IV program funds to its reimbursement system, under which a school must disburse its own funds to learners and document the learners' eligibility for Title IV program funds before receiving such funds from the U.S. Department of Education;

•	subject us to other civil or criminal penalties; and/or

•	subject us to other forms of censure.

In addition, in some circumstances of noncompliance or alleged noncompliance, we may be subject to qui tam lawsuits under the Federal False Claims Act or various, similar, state false claim statutes. In these actions, private plaintiffs seek to enforce remedies under the Federal False Claims Act on behalf of the U.S. and, if successful, are entitled to recover their costs and to receive a portion of any amounts recovered by the U.S. in the lawsuit. These lawsuits can be prosecuted by a private plaintiff in respect of some action taken by us, even if the Department of Education does not agree with plaintiff's theory of liability.

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
The U.S. Department of Education has promulgated a substantial number of new regulations in the past three years that impact our business, including the following:

Effective during 2012:

•	Regulations requiring certain disclosures to students related to gainful employment.
Effective during 2011:

•
Regulations removing certain “safe harbors” that previously defined the limits of the prohibition on the payment of incentive compensation to persons involved in enrollment and financial aid functions, and regulations prohibiting revenue sharing arrangements between education services providers and institutions that participate in Title IV programs;

•
Regulations requiring institutions that participate in Title IV programs to be authorized to operate by the appropriate postsecondary regulatory authority in each state where the institution has a physical presence;

•
Regulations defining for the first time the standards to measure “preparation for gainful employment,” instituting consequences of failing the standards, and requiring reporting of certain data to the Department of Education (such regulations were vacated by the U.S. District Court for the District of Columbia in 2012); and

•
Regulations expanding the definition of misrepresentation and the sanctions that the Department may impose for engaging in a substantial misrepresentation (such regulations were partially remanded and vacated in 2012).

Effective during 2010:

•	Regulations relating to institutional eligibility under the Higher Education Act and the Secretary's recognition of accrediting agencies; and

•	Regulations regarding institution and lender requirements relating to education loans under the Higher Education Act.

These regulations have increased our operating cost and in some cases required us to change the manner in which we operate our business. New or amended regulations in the future could further negatively impact our business.

Incentive Compensation
A school participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based in any part, directly or indirectly, on success in enrolling students or obtaining student financial aid. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances. Department of Education rulemaking in 2011 eliminated the twelve safe harbors where, in lieu of the safe harbors, some of the relevant concepts relating to the incentive compensation limitations are defined. These changes increase the uncertainty about what constitutes incentive compensation and which employees are covered by the regulation. This makes the development of effective and compliant performance metrics more difficult to establish.

State Authorization
In the U.S., institutions that participate in Title IV programs must be authorized to operate by the appropriate postsecondary regulatory authority in each state where the institution conducts activities that require authorization, or be exempt from such regulatory authorization, usually based on recognized accreditation. As of December 31, 2012, Capella University is authorized to operate in 20 states, including Minnesota. In certain states, Capella University is qualified to operate without specific state regulatory approval due to available state exemptions that permit such operation if certain programmatic or other accreditation criteria are met. Due to changes in regulations and our business, we periodically seek approval to operate and/or offer additional programs in additional states. If we experience a delay in obtaining or cannot obtain these approvals or evidence such approvals are not necessary, our business could be adversely impacted. If we are unable to operate in a manner that would permit us to enroll learners or preserve Title IV eligibility for our learners in impacted states, our business could be materially and adversely impacted.

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

The final gainful employment rules defined, for the first time, the standards to measure “preparation for gainful employment in a recognized occupation.” The rules established three annual standards related to student loan borrowing by which gainful employment was to be measured for each academic program of study: (i) percentage of the program's former students who entered repayment during the cohort period and are current in their student loan repayment, (ii) ratio of discretionary income to total student loan debt for the program's completers and (iii) ratio of actual earnings to total student loan debt for the program's completers. As adopted, the rules provided that an academic program that passed any one standard for a given year would be considered to be providing training leading to gainful employment. If an academic program failed all three metrics for a given year, the institution would be required to disclose the failure to existing and prospective students including the amount by which the program did not meet the minimum standards and describe the program's plan for improvement. After two failures within three years, the institution would be required to inform students in the failing program that their debts may be unaffordable, that the program may lose eligibility, and what transfer options exist. After three failures within four years, the academic program would lose eligibility to participate in Title IV programs for at least three years.

In addition, the rules as adopted required institutions to notify the Department at least 90 days before the commencement of new educational programs leading to gainful employment in recognized occupations, and in some cases, would require that the Department approve the program.

These rules were vacated by the U.S. District Court for the District of Columbia on June 30, 2012. The court also vacated the rules requiring reporting to the Department of information about students who complete a program leading to gainful employment in a recognized occupation, including the amount of debt incurred under private loans or institutional finance plans, matriculation information, and end of year enrollment information. On July 30, 2012, the Department filed a motion asking the court to reinstate the requirement that institutions report information about student loan-repayment rates and debt-to-income ratios.

The Court did not vacate the portion of the rules requiring proprietary postsecondary institutions to provide prospective students with each eligible program's recognized occupations, cost, completion rate, job placement rate, and median loan debt of program completers beginning July 1, 2011. The disclosure requirements and the requirements for reporting information relating to our programs to the Department and to our students have increased our administrative burdens. These reporting requirements could impact student enrollment, persistence and retention in ways that we cannot now predict. For example, if our reported program information compares unfavorably with other reporting educational institutions, it could adversely impact demand for our programs.

If the rules regarding gainful employment metrics are reinstated on appeal or similar rules are repromulgated by the Department in a manner that withstands challenge, the continuing eligibility of our educational programs for Title IV funding would be at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. The exposure to these external factors could reduce our ability to confidently offer or continue certain types of programs for which there is market demand, and therefore would impact our ability to maintain or grow our business.

Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs, including changes applicable only to proprietary educational institutions, could reduce our learner population and increase our costs of operation.
The U.S. Congress must periodically reauthorize the Higher Education Act and annually determine the funding level for each Title IV program. In 2008, the Higher Education Act was reauthorized through September 30, 2013, by the Higher Education Opportunity Act. Changes to the Higher Education Act, including changes in eligibility and funding for Title IV programs, are likely to occur in subsequent reauthorizations, but we cannot predict the scope or substance of any such changes.

In April 2011, Congress permanently eliminated year-round Pell Grant awards beginning with the 2011-2012 award year as part of the fiscal year 2011 Continuing Resolution spending bill. This change did not reduce the maximum annual grant level. However, because the Pell Grant program is one of the largest non-defense discretionary spending programs in the federal budget, it is a target for reduction as Congress addresses budget deficits. A reduction in the maximum annual Pell Grant amount or changes in eligibility could result in increased student borrowing, which would make it more difficult for us to comply with other important regulatory requirements, such as the cohort default rate regulations, which are discussed below, and could negatively impact enrollment.

In addition to Congress' focus on the federal government's funding challenges, in recent years, there has been increased focus by Congress on the role that proprietary educational institutions play in higher education. In June 2010, the Education and Labor Committee of the U.S. House of Representatives held a hearing to examine the manner in which accrediting agencies review higher education institutions' policies on credit hours and program length. This followed a report from the Office of the Inspector General of the U.S. Department of Education in December 2009 criticizing the accreditation of a proprietary school by a regional accrediting body and requesting that the Department review the appropriateness of its recognition of the accrediting body. Also in June 2010, the U.S. Senate Committee on Health, Education, Labor and Pensions (“HELP Committee”) held the first in a series of hearings to examine the proprietary education sector. At a subsequent hearing in August 2010, the Government Accountability Office (“GAO”) presented a report of its review of various aspects of the proprietary sector, including recruitment practices and the degree to which proprietary institutions' revenue is composed of Title IV funding. Following this hearing, Sen. Tom Harkin, the Chairman of the HELP Committee, requested a broad range of detailed information from 30 proprietary institutions, including Capella University. In September 2010, the HELP Committee held a third hearing and Sen. Harkin's staff released its initial report entitled “The Return on the Federal Investment in For-Profit Education: Debt Without a Diploma.” After additional hearings and roundtable discussions and review of the information provided by proprietary institutions, Senator Harkin's staff released its final report in July 2012 entitled, “For Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success.” The final report was not adopted by the full committee and the minority committee staff criticized it for relying on discredited sources and refusing to examine similar concerns in the non-profit education sector. Nonetheless, the report may be influential as Congress begins the process of reauthorizing the Higher Education Act, which currently expires in September 2013. The report advocates significant changes in the requirements governing participation by for profit educational institutions in Title IV student financial aid programs, including the following:

•	Tie access to federal aid to meeting minimum student outcome thresholds;

•	Prohibit institutions from funding marketing, advertising and recruiting activities with federal financial aid dollars;

•	Improve cohort default rate tracking by expanding the default reporting rate period beyond 3 years;

•	Require that proprietary colleges receive at least 15 percent of revenues from sources other than federal funds; and

•	Use criteria beyond accreditation and state authorization for determining institutions' access to federal financial aid.

In addition, other Congressional hearings and roundtable discussions may be held regarding various aspects of the education industry that may affect our business. We cannot predict what legislation, if any, may emanate from these Congressional committee hearings or what impact any such legislation might have on the proprietary education sector and our business in particular.

The confluence of the increasing scrutiny in Congress of the proprietary education sector and the unprecedented federal budget deficits increases the likelihood of legislation that will adversely impact our business. Any action by Congress that significantly reduces Title IV program funding, whether through across-the-board funding reductions, sequestration or otherwise, or materially impacts the eligibility of our institutions or students to participate in Title IV programs would have a material adverse effect on our enrollment, financial condition, results of operations and cash flows. Congressional action could also require us to modify our practices, for instance by reducing our marketing expenses or otherwise modifying our marketing practices, in ways that increase our administrative costs and reduce our enrollment and operating income.

If Congress reduced the amount of available Title IV program funding, we would attempt to arrange for alternative sources of financial aid for our students, which may include lending funds directly to our students, but private sources would not be able to provide as much funding to our students or on terms comparable to Title IV. In addition, private funding sources could require us to guarantee all or part of this assistance and we might incur other additional costs. For these reasons, private, alternative sources of student financial aid would only partly offset, if at all, the impact on our business of reduced Title IV program funding, and would not be a practical alternative in the case of a significant reduction in Title IV financial aid.

We would lose our eligibility to participate in federal student financial aid programs if the percentage of our revenues derived from those programs is too high, in which event we could not conduct our business in its present form.
A requirement of the Higher Education Act, as reauthorized by the Higher Education Opportunity Act, commonly referred to as the “90/10 Rule,” applies only to proprietary institutions of higher education, which includes Capella University. Under this rule, a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs. An institution that derives more than 90% of its revenue from Title IV programs for any single fiscal year will be automatically placed on provisional certification for two fiscal years and will be subject to possible additional sanctions determined to be appropriate under the circumstances by the U.S. Department of Education in the exercise of its broad discretion. While the Department has broad discretion to impose additional sanctions on such an institution, there is only limited precedent available to predict what those sanctions might be, particularly in the current regulatory environment. The Department could specify any additional conditions as a part of the provisional certification and the institution's continued participation in Title IV programs. These conditions may include, among other things, restrictions on the total amount of Title IV program funds that may be distributed to learners attending the institution; restrictions on programmatic and geographic expansion; requirements to obtain and post letters of credit; additional reporting requirements to include additional interim financial reporting; or any other conditions imposed by the Department. Should an institution be subject to a provisional certification at the time that its current program participation agreement expired, the effect on recertification of the institution or continued eligibility in Title IV programs pending recertification is uncertain. An institution that derives more than 90% of its revenue from Title IV programs for two consecutive fiscal years will be ineligible to participate in Title IV programs for at least two fiscal years. Capella University is required to calculate this percentage at the end of each fiscal year; as of December 31, 2012, our percentage was approximately 79%. If an institution is determined to be ineligible to participate in Title IV programs due to the 90/10 Rule, any disbursements of Title IV program funds while ineligible must be repaid to the Department.

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
To remain eligible to participate in Title IV programs, educational institutions must maintain student loan cohort default rates below specified levels. The U.S. Department of Education reviews an educational institution’s cohort default rate annually as a measure of administrative capability. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30). The currently applicable cohort default rate for each cohort is the percentage of the students in the cohort who default on their student loans prior to the end of the following federal fiscal year, which represents a two-year measuring period. The cohort default rates are published by the Department approximately 12 months after the end of the measuring period. Thus, in September 2012 the Department published the two-year cohort default rates for the 2010 cohort, which measured the percentage of students who first entered into repayment during the year ended September 30, 2010 and defaulted prior to September 30, 2011. As discussed below, the measurement period for the cohort default rate has been increased to three years starting with the 2009 cohort, and the three-year cohort default rates for the 2009 cohort were also published by the Department in September 2012.

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
Capella University’s current program participation agreement expires June 30, 2014. The Department of Education may also review our continued certification to participate in Title IV programs in the event we expand our activities in certain ways, such as opening an additional location or, in certain cases, if we modify the academic credentials that we offer. The Department of Education could limit, suspend or terminate our participation in Title IV programs for violations of the Higher Education Act or Title IV regulations. Title IV eligibility is critical to the continued operation of our business. If Capella University is not recertified or otherwise becomes ineligible to participate in Title IV federal student financial aid programs, we could not conduct our business as it is currently conducted and it would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In February 2008, we received a letter of reaffirmation from The Higher Learning Commission which indicated the next re-affirmation decision would take place in the academic year 2014-2015. To remain accredited we must continuously meet certain criteria and standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources and financial stability. Failure to meet any of these criteria or standards could result in the loss of accreditation at the discretion of The Higher Learning Commission.

If the U.S. Department of Education ceased to recognize The Higher Learning Commission for any reason, Capella University would not be eligible to participate in Title IV programs beginning 18 months after the date such recognition ceased unless The Higher Learning Commission was again recognized or our institution was accredited by another accrediting body recognized by the U.S. Department of Education. In December 2009, the OIG requested the U.S. Department of Education review the appropriateness of the U.S. Department of Education's recognition of The Higher Learning Commission as an accrediting body, following the OIG's unfavorable review of The Higher Learning Commission's initial accreditation of a non-traditional, for-profit postsecondary educational institution. We cannot predict the outcome of the U.S. Department of Education's review of The Higher Learning Commission's recognition.

Regardless of the outcome of the U.S. Department of Education's review of The Higher Learning Commission, the focus by the OIG and the U.S. Department of Education on the process pursuant to which The Higher Learning Commission accredited a non-traditional, for-profit postsecondary educational institution may make the accreditation review process more challenging for Capella University during future review processes. If this occurs, we may have to incur additional costs and/or curtail or modify certain program offerings in order to maintain our accreditation, which could increase our costs, reduce our enrollment and materially and adversely affect our business.

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
Due to the highly regulated nature of the postsecondary education industry, we are subject to audits, compliance reviews, inquiries, complaints, investigations, claims of non-compliance and lawsuits by federal and state governmental agencies, regulatory agencies, accrediting agencies, present and former students and employees, shareholders and other third parties, any of whom may allege violations of any of the regulatory requirements applicable to us. If the results of any such claims or actions are unfavorable to us, we may be required to pay monetary fines or penalties, be required to repay funds received under Title IV programs or state financial aid programs, have restrictions placed on or terminate our schools' or programs' eligibility to participate in Title IV programs or state financial aid programs, have limitations placed on or terminate our schools' operations or ability to grant degrees and certificates, have our schools' accreditations restricted or revoked, or be subject to civil or criminal penalties. Any one of these sanctions could materially adversely affect our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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
We collected the substantial majority of our fiscal year 2012 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans under the Federal Direct Loan Program (FDLP). Any processing disruptions by the U.S. Department of Education may impact our students' ability to obtain student loans on a timely basis. If we experience a disruption in our ability to process student loans through the FDLP, either because of administrative challenges on our part or the inability of the Department to process the volume of direct loans on a timely basis, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

A failure to demonstrate “financial responsibility” may result in the loss of eligibility by Capella University to participate in Title IV programs or require the posting of a letter of credit to maintain eligibility to participate in Title IV programs.
To participate in Title IV programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by the Department of Education, or post a letter of credit in favor of the Department of Education and possibly accept other conditions on its participation in Title IV programs. The Department of Education may also apply such measures of financial responsibility to the operating company and ownership entities of an eligible institution and, if such measures are not satisfied by the operating company or ownership entities, require the institution to post a letter of credit in favor of the Department of Education and possibly accept other conditions on its participation in Title IV programs. Any obligation to post a significant letter of credit could increase our costs of regulatory compliance. If Capella University is unable to secure a letter of credit, it would lose its eligibility to participate in Title IV programs. In addition to the obligation to post a letter of credit, an institution that is determined by the Department of Education not to be financially responsible can be transferred from the “advance” system of payment of Title IV funds to cash monitoring status or to the “reimbursement” system of payment. Limitations on, or termination of, Capella University's participation in Title IV programs as a result of its failure to demonstrate financial responsibility would limit Capella University's learners' access to Title IV program funds, which could significantly reduce our enrollments and revenues and materially and adversely affect our business, financial condition, results of operations and cash flows.

A failure to demonstrate “administrative capability” may result in the loss of Capella University's eligibility to participate in Title IV programs.
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

If we are found not to have satisfied the Department of Education's “administrative capability” requirements we could be limited in our access to, or lose, Title IV program funding, which would significantly reduce our enrollment and revenues and materially and adversely affect our business, financial condition, results of operations and cash flows.

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

We are in a time period where many states are reevaluating and revising their authorization regulations, especially as applied to distance education. This increased review and scrutiny has increased uncertainty regarding our regulatory status and ability to offer programs in certain states. If these pressures and uncertainty continue in the future, it could have a material impact on our enrollments, revenue, results of operations and cash flow. If we fail to comply with state licensing or authorization requirements, we may be subject to the loss of state licensure or authorization. Loss of authorization in one or more states could increase the likelihood of additional scrutiny and potential loss of operating and/or degree granting authority in other states in which we operate, which would further impact our business.

Recently, Attorneys General in several states have become more active in enforcing consumer protection laws, especially related to recruiting practices and the financing of education at proprietary educational institutions. If our past or current business practices at Capella University are found to violate applicable consumer protection laws, we could be subject to monetary fines or penalties and possible limitations on the manner in which we conduct our business, which could materially and adversely affect our business, financial condition, results of operations and cash flows. To the extent that more states commence such investigations or multiple states act in a concerted manner, the cost of responding to these inquiries and investigations could increase significantly and the potential impact on our business would be substantially greater.

The inability of our graduates to obtain licensure or other specialized outcomes in their chosen professional fields of study could reduce our enrollments and revenues, and potentially lead to litigation that could be costly to us.
Certain of our graduates seek professional licensure or other specialized outcomes in their chosen fields following graduation. Their success in obtaining these outcomes depends on several factors, including the individual merits of the learner, but also may depend on whether the institution and the program were approved by the state or by a professional association, whether the program from which the learner graduated meets all state requirements and whether the institution is accredited. Certain states have refused to license or certify learners from particular Capella University programs due to the fact that the program did not meet one or more of the state's specific licensure requirements or were not approved by the state for purposes of professional licensure. In addition, professional associations may refuse to certify specialized outcomes for our learners for similar reasons. We have had to respond to claims brought against us by former learners as a result of such refusals. For instance, certain states have denied our graduates professional licensure because the Capella University program from which they graduated did not have a sufficient number of residency hours, did not include a state-approved clinical program, did not satisfy state coursework requirements, or was not accredited by a specific third party (such as the American Psychological Association). The state requirements for licensure are subject to change, as are the professional certification standards, and we may not immediately become aware of changes that may impact our learners in certain instances. In the event that one or more states refuses to recognize our learners for professional licensure, and/or professional associations refuse to certify specialized outcomes for our learners, based on factors relating to our institution or programs, the potential growth of our programs would be negatively impacted, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we could be exposed to litigation that would force us to incur legal and other expenses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to Our Business

Changes we are making to our business to enhance our ability to identify and enroll students who have a greater likelihood of succeeding and to improve the student experience may adversely affect our growth rate, profitability, financial condition, results of operations and cash flows.
In order to increase our focus on improving the learner experience and attracting learners who are more likely to persist in our programs, in fiscal year 2010 we began to implement a number of important changes and initiatives to transition our business to more effectively support our students and improve their educational outcomes, which efforts continue. These initiatives include, but are not limited to, the following:

•	Upgrading our learning and data platforms;

•
Adopting new tools to better support learners' education financing decisions, such as our Responsible Borrowing Calculator, which is designed to help learners calculate the amount of learner borrowing necessary to achieve their educational objectives and to motivate them to not incur unnecessary student loan debt;

•
Transitioning our marketing approaches to more effectively identify learners who have the ability to succeed in our educational programs, including reduced emphasis on the utilization of third parties for lead generation;

•	Requiring all bachelor's learners who enroll in Capella University without transfer credits to complete an academic readiness pre-assessment;

•	Revising the training, development and evaluation metrics for our faculty to better support learner success initiatives;

•	Increasing our efforts to prevent non-legitimate learners from enrolling at Capella University, particularly at the undergraduate level; and

•
Better aligning our enrollment, admissions and other employees to our learners' success by redefining roles and responsibilities, resetting individual objectives and measures and implementing new compensation structures.

We are investing significant resources in these learner success initiatives, which will have an impact on our business, financial condition, results of operations and cash flows, particularly in the near term.

Our financial performance depends in part on our ability to keep pace with current market needs and build our brand.
The updates and expansions of our existing programs and the development of new programs and specializations may not be accepted by existing or prospective learners or the employers of our graduates. If we cannot respond to changes in market requirements, our business may be adversely affected. Starting in 2011, we shifted to more of a brand-driven marketing strategy in order to decrease our reliance on aggregators. This shift significantly lowered our inquiry volume, and if we are unable to improve our conversion rates and retain enrolled learners, our business, financial condition, results of operations and cash flows would be adversely impacted.

Efforts to diversify our business outside of the traditional areas served by Capella University may adversely impact our financial performance.
As we seek opportunities to expand our business and serve markets beyond those traditionally served by Capella University, we will encounter strategic and operational challenges different than those within our core business.  If we are unable to successfully capitalize on these opportunities, our business, financial condition, results of operations and cash flows would be adversely impacted.

Certain of our programs have specialized accreditations and/or state approvals; our business may be adversely impacted if we are unable to obtain such accreditations or approvals in the future, or if such accreditations or approvals impose requirements that impact other aspects of our business.

Certain of our programs, especially at the master's and doctorate level, have specialized accreditations which are desirable to our learners and may be important to learners obtaining licensure in their chosen field of study. In addition, certain of our education-related programs are approved by the Minnesota Board of Teaching or other state oversight authorities. If we are unable to obtain or renew such accreditations or approvals in the future, our programs will be less attractive to prospective learners and our current learners in such programs will be negatively impacted. In addition, these specialized accrediting bodies or state agencies may impose requirements which adversely impact our business, such as limiting or closing enrollments to certain programs, imposing specific faculty to learner ratios or dictating the way in which we name and market related programs. These situations could adversely affect our business, financial condition, results of operations and cash flows.

Our financial performance depends on our ability to continue to develop awareness among, and attract and retain, high quality learners.
Building awareness of Capella University and the programs we offer among working adult professionals, Capella's primary target market, is critical to our ability to attract prospective learners. If we are unable to successfully market and advertise our educational programs, Capella University's ability to attract and enroll prospective learners in such programs could be adversely affected, and consequently, our ability to increase revenue or maintain profitability could be impaired. It is also critical to our success that we convert these prospective learners to enrolled learners in a cost-effective manner and that these enrolled learners remain active in our programs. Some of the factors that could prevent us from successfully enrolling and retaining learners in our programs include:

•	the emergence of more successful competitors;

•	factors related to our marketing, including the costs of Internet advertising and broad-based branding campaigns;

•	performance problems with our online systems;

•	failure to maintain accreditation;

•	learner dissatisfaction with our services and programs, including with our customer service and responsiveness;

•	adverse publicity regarding us, our competitors, or online or for-profit education in general;

•	price reductions by competitors that we are unwilling or unable to match;

•	a decline in the acceptance of online education or our degree offerings by learners or current and prospective employers;

•	increased regulation of online education, including in states in which we do not have a physical presence;

•	a decrease in the perceived or actual economic benefits that learners derive from our programs;

•	litigation or regulatory investigations that may damage our reputation;

•	difficulties in executing on our strategy as a preferred provider to employers for the vertical markets we serve; and

•	building and leveraging our presence in social media and mobile-device services.
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
Postsecondary education, especially in the online market, is highly competitive and becoming increasingly so. We compete with traditional public and private two-year and four-year colleges and other proprietary schools, as well as corporate universities and software companies providing online education and training software. In addition, we face competition from various emerging nontraditional, credit-bearing and noncredit-bearing education programs, provided by both proprietary and not-for-profit providers, including massive open online courses offered worldwide without charge by traditional educational institutions and other direct-to-consumer education services. Each of these competitors may offer programs similar to ours at lower tuition levels as a result of government subsidies, government and foundation grants, tax-deductible contributions and other financial sources not available to for-profit institutions. An increasing number of traditional colleges and community colleges are offering distance learning and other online education programs, including programs that are geared towards the needs of working learners. This trend has been accelerated by private companies that provide and/or manage online learning platforms for traditional colleges and community colleges. As the proportion of traditional colleges providing alternative learning modalities increases, we will face increasing competition for students from traditional colleges, including colleges with well-established reputations for excellence. As the online and distance learning segment of the postsecondary education market matures, we believe that the intensity of the competition we face will continue to increase.

This intense competition could make it more challenging for us to enroll students who are likely to succeed in our educational programs, which could adversely affect our enrollment levels and put downward pressure on our tuition rates, either of which could materially and adversely affect our business, financial condition, results of operations and cash flows.

For example, as the market continues to mature, certain of our competitors have begun to reduce tuition rates. Capella University, like other universities particularly in the proprietary sector, has recently increased our use of grants to improve learner persistence and as incentive to increase demand. Continuation of this trend will further decrease the amount of tuition we receive from learners unless we can increase persistence and/or increase our spending to pursue new market opportunities. In addition, certain of our competitors have recently announced plans to target markets and learners that we have historically served, and these actions could increase costs and decrease our enrollments and revenue. As Capella University seeks to strengthen its employer alignment, we face increased competition in maintaining and developing new marketing relationships with corporations and other employers, particularly as employers become more selective as to which online universities they will encourage their current employees to attend and from which online universities they will hire prospective employees. These competitive factors could adversely affect our enrollments, revenue, business, financial condition, results of operations and cash flows.

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

The Department of Education requires institutions that participate in Title IV programs to refer to the Office of the Inspector General of the Department of Education any credible information indicating that any applicant, employee, third-party servicer, or agent of the institution that acts in a capacity that involves administration of the Title IV programs has been engaged in any fraud or other illegal conduct involving Title IV programs. If the systems and processes that we have established to detect and prevent fraud are inadequate, the Department of Education may find that we do not satisfy its “administrative capability” requirements. This could limit our access to, or cause us to lose, Title IV program funding, which would adversely affect our enrollment, revenues, results of operations and cash flows. In addition, our ability to participate in Title IV programs is conditioned on our maintaining accreditation by an accrediting agency that is recognized by the Secretary of Education. Any significant failure to adequately detect fraudulent activity related to learner enrollment and financial aid could cause us to fail to meet our accrediting agencies' standards. Furthermore, under the HEA, accrediting agencies that evaluate institutions that offer distance learning programs, as we do, must require such institutions to have processes through which the institution establishes that a learner who registers for a distance education program is the same learner who participates in and receives credit for the program. Failure to meet our accrediting agencies' standards could result in the loss of accreditation at the discretion of our accrediting agencies, which could result in a loss of our eligibility to participate in Title IV programs and would adversely affect our business, financial condition, results of operations and cash flows.

We rely on third party vendors, and the outsourcing increases our operational and compliance risk.
We rely on third party vendors to provide services to us and our learners. While we monitor and assess the service of these vendors, it is possible their service and response levels may be less than ours, and that they may not have adequate business continuity planning. In addition, using third party vendors increases compliance risk, if they do not adequately protect learners' sensitive data or personally identifiable information, or if they do not comply with applicable federal or state regulations applicable to our business. In the event of any of those or related actions or omissions by third party vendors, our business, financial condition, results of operations and cash flows would be adversely impacted.

System disruptions and vulnerability from security risks to our online computer networks could impact our business and financial performance and damage the reputation of Capella University, limiting our ability to attract and retain learners.

The performance and reliability of our technology infrastructure is critical to our reputation and ability to attract and retain learners. Any system error or failure, or a sudden and significant increase in bandwidth usage, could result in the unavailability of our course room platform, damaging our business and financial performance and the reputation of Capella University. Our technology infrastructure could be vulnerable to interruption or malfunction due to events beyond our control, including natural disasters, terrorist activities and telecommunications failures. Our core computer network infrastructure is concentrated in a single geographic area. If we experience a catastrophic failure or unavailability for any reason of both our principal data center and backup data center, we may need to replicate the function of these data centers elsewhere, which may require expensive and time-consuming equipping and restoring activities. The disruption from such an event could significantly impact our operations and have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

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

We may experience reduced revenue and operating margins if the proportion of our learners enrolled in doctoral programs continues to decrease, or if our learner success initiatives are not successful.
The proportion of our learners enrolled in our doctoral programs has and continues to decline. This mix shift can put downward pressure on revenue growth and operating margins. An acceleration of this mix shift, or reduced enrollments due to our learner success efforts focused on improving doctoral learners' completion, could adversely affect our future business, financial condition, results of operations and cash flows.

We may experience increased costs, reduced margins and an increase in bad debt expense if the proportion of our learners who are enrolled in our bachelor's degree programs continues to increase.
Our bachelor's degree programs are currently growing at a faster rate than our doctoral or master's degree programs. This bachelor's degree growth has caused the proportion of our learners enrolled in bachelor's degree programs to increase, while the proportion enrolled in our doctoral programs has decreased. This mix shift may continue in the future, and we may experience certain negative consequences, such as decreased revenue per learner, higher cost per new enrollment, lower retention rates and/or higher learner services costs, higher default rates, an increase in our learner loan cohort default rate, an increase in bad debt expense, an increase in the percentage of our revenue derived from Title IV funding under the 90/10 Rules, more limited ability to implement tuition price increases and other effects that may adversely affect our operating results.

We rely on exclusive proprietary rights and intellectual property that may not be adequately protected under current laws, and we encounter disputes from time to time relating to our use of intellectual property of third parties.
Our success depends in part on our ability to protect our proprietary rights. We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names and agreements to protect our proprietary rights. We rely on service mark and trademark protection in the United States and select foreign jurisdictions to protect our rights to the marks “CAPELLA,” “CAPELLA EDUCATION COMPANY,” and “CAPELLA UNIVERSITY,” as well as distinctive logos and other marks associated with our services. We rely on agreements under which we obtain rights to use course content developed by faculty members and other third-party content experts. We cannot guarantee that these measures will be adequate, that we have secured, or will be able to secure, appropriate protections for all of our proprietary rights in the United States or select foreign jurisdictions, or that third parties will not infringe upon or violate our proprietary rights. Despite our efforts to protect these rights, unauthorized third parties may attempt to duplicate or copy the proprietary aspects of our curricula, online resource material and other content. Our management's attention may be diverted by these attempts and we may need to use funds in litigation to protect our proprietary rights against any infringement or violation, which could have a material adverse affect on our business, financial condition, results of operation and cash flows.

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
Active duty members of the U.S. Armed Forces are eligible to receive tuition assistance from the government, which they may use to pursue postsecondary degrees. We offer tuition discounts generally ranging from 10% to 15% to all members of the U.S. Armed Forces and immediate family members of active duty U.S. Armed Forces personnel. As of December 31, 2012, learners receiving a military discount comprised approximately 14% of total enrollment. We also have non-exclusive agreements with various educational institutions of the U.S. Armed Forces pursuant to which we have agreed to accept credits toward a Capella University degree from certain military educational programs.

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

We may not be able to successfully identify, pursue or integrate acquisitions; acquisitions, and diversification opportunities beyond our core business, may result in dilution.
As part of our growth strategy, we are actively considering acquisition and diversification opportunities in the U.S. and worldwide, which involve significant risks and uncertainties, including:

•	Inability to successfully integrate the acquired operations, including the information technology systems, into our institutions and maintain uniform standards, controls, policies and procedures;

•	Inability to successfully operate and grow the acquired businesses;

•	Distraction of management's attention from normal business operations;

•	Challenges retaining the key employees of the acquired operation;

•	Operating, market or other challenges causing operating results to be less than projected;

•	Expenses associated with the acquisition;

•
Challenges relating to conforming non-compliant financial reporting procedures to those required of a subsidiary of a U.S. reporting company, including procedures required by the Sarbanes-Oxley Act; and

•	Unidentified issues not discovered in our due diligence process, including commitments and/or contingencies.

Acquisitions and diversification opportunities are inherently risky. We cannot be certain that our previous or future acquisitions and diversification opportunities will be successful and will not materially adversely affect our business, financial condition, results of operations and cash flows. We may not be able to identify suitable acquisition opportunities, acquire institutions on favorable terms, or successfully integrate or profitably operate acquired institutions. Future transactions may involve use of our cash resources, issuance of equity or debt securities, and may be dilutive to earnings, which could adversely affect our business, financial condition, results of operations and cash flows. If we issue equity securities as consideration in an acquisition, current shareholders' percentage ownership and earnings per share may be diluted. In addition, our acquisition of an educational institution could be considered a change in ownership and control of the acquired institution under applicable regulatory standards. For such an acquisition in the U.S., we may need approval from the U.S. Department of Education and applicable state agencies and accrediting agencies and possibly other regulatory bodies. Our inability to obtain such approvals with respect to a completed acquisition could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our expansion into new markets outside the U.S. subjects us to risks inherent in international operations.
As part of our growth strategy, we have acquired a proprietary educational institution in the UK, and we may actively pursue additional acquisitions outside the U.S. To the extent that we make such acquisitions, we will face risks that are inherent in international operations, including:

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

RDI may not be granted Taught Degree Awarding Powers (TDAP).
As a result of years of investment in its academic infrastructure, RDI has applied to the British government for TDAP. If awarded, TDAP will enable RDI to independently validate its own degrees going forward under the auspices of the Quality Assurance Agency, a Government body that reviews the standards and quality of all UK universities. RDI's inability to obtain such certification may result in lower than anticipated operating performance.

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

	High	Low
2012
First Quarter (January 1, 2012 – March 31, 2012)	$45.70	$35.40
Second Quarter (April 1, 2012 – June 30, 2012)	$36.98	$29.14
Third Quarter (July 1, 2012 – September 30, 2012)	$37.00	$25.81
Fourth Quarter (October 1, 2012 – December 31, 2012)	$38.27	$26.38
2011
First Quarter (January 1, 2011 – March 31, 2011)	$69.85	$46.82
Second Quarter (April 1, 2011 – June 30, 2011)	$54.86	$41.64
Third Quarter (July 1, 2011 – September 30, 2011)	$47.89	$27.38
Fourth Quarter (October 1, 2011 – December 31, 2011)	$36.77	$26.12

Holders
As of February 15, 2013, there were approximately 27 holders of record of our common stock.

Dividends
Except for the special distribution paid in connection with our IPO in 2006, we have not declared or paid any cash dividends on our common stock. The payment of any dividends in the future will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, earnings, capital requirements, contractual restrictions, outstanding indebtedness and other factors deemed relevant by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters, which is incorporated herein by reference.

Performance Graph
The following graph compares the cumulative total return of our common stock, an industry peer group index, and the Nasdaq Composite Index from December 31, 2007 through December 31, 2012. We believe our industry peer group represents the majority of the market value of publicly traded companies whose primary business is postsecondary education.

The returns set forth on the following graph are based on historical results and are not intended to suggest future performance. The performance graph assumes $100 investment on December 31, 2007 in either our common stock, the companies in our industry peer group, or the Nasdaq Composite Index. For the companies in our industry peer group that became public and commenced trading common stock subsequent to December 31, 2007, the graph assumes investment as of market close on the company’s first date of trading. Data for the Nasdaq Composite and our peer groups assume reinvestment of dividends. There has not been a record date for dividends to be paid on our common stock since it commenced trading on the Nasdaq Global Market, and we have no present plans to declare any dividends.

The Peer Group included in the performance graph above consists of American Public Education, Inc. (APEI), Apollo Group, Inc. (APOL), Bridgepoint Education, Inc. (BPI), DeVry, Inc. (DV), Education Management Corporation (EDMC), Grand Canyon Education, Inc. (LOPE), and Strayer Education, Inc. (STRA).

The information contained in the performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission nor shall such information be deemed incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Recent Sales of Unregistered Securities
None.

Use of Proceeds
Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended December 31, 2012, the Company used $12.6 million to repurchase 0.4 million shares of common stock under its repurchase program.(1) Its remaining authorization for common stock repurchases was $8.3 million at December 31, 2012. The following presents the Company's share repurchases during the quarter ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
10/1/2012 to 10/31/2012	136,851	$35.02	136,851	$16,119,972
11/1/2012 to 11/30/2012	169,977	28.48	169,977	11,278,199
12/1/2012 to 12/31/2012	104,273	28.78	104,273	8,276,990
Total	411,101	30.74	411,101	8,276,990

(1)
The Company announced its current share repurchase program in July 2008. As of December 31, 2012, the Company's Board of Directors has authorized repurchases up to an aggregate amount of $235.7 million in value of common stock under the current program. The Board of Directors authorizes the Company to repurchase outstanding shares of common stock, from time to time, depending on market conditions and other considerations. There is no expiration date on the repurchase authorizations and repurchases occur at the Company's discretion.

Item 6.	Selected Financial Data
The following tables set forth our selected consolidated financial and operating data as of the dates and for the periods indicated. You should read this data together with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of income data for each of the years in the three-year period ended December 31, 2012, and the selected consolidated balance sheet data as of December 31, 2012 and 2011, have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of income data for the years ended December 31, 2009 and 2008, and selected consolidated balance sheet data as of December 31, 2010, 2009 and 2008, have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results of operations to be expected for future periods.

	Year-Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
Statements of Income:
Revenues	$421,890	$430,043	$426,123	$334,643	$272,295
Operating income	$59,383	$80,102	$95,001	$63,922	$40,102
Net income attributable to Capella Education Company	$36,477	$52,115	$61,270	$42,669	$28,788
Diluted net income attributable to Capella Education Company per common share	$2.76	$3.40	$3.64	$2.51	$1.66
Weighted average number of common shares outstanding, diluted	13,220	15,314	16,848	17,030	17,322

	Year-Ended December 31,
	2012	2011	2010	2009	2008
Other Data:	(in thousands, except enrollments)
Depreciation and amortization (a)	$29,255	$24,165	$18,512	$14,533	$12,246
Net cash provided by operating activities	$64,828	$80,304	$88,407	$69,051	$44,836
Capital expenditures	$23,278	$29,587	$25,481	$16,436	$14,375
EBITDA (b)	$88,824	$104,839	$113,604	$78,455	$52,348
Free cash flow (c)	$41,550	$50,717	$62,926	$52,615	$30,461
Total enrollment (d)	36,329	37,704	39,477	33,982	26,883

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$115,499	$127,044	$193,234	$172,075	$123,597
Working capital (e)	$104,163	$112,749	$176,858	$156,224	$113,409
Total assets	$212,888	$235,473	$262,558	$231,500	$179,556
Long term liabilities	$18,945	$23,215	$12,159	$9,942	$7,921
Shareholders’ equity	$152,102	$162,599	$208,586	$184,266	$140,837

(a)
Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets. Amortization includes amounts related to purchased software, capitalized website development costs, internally developed software, and acquired intangible assets.

(b)
EBITDA consists of net income attributable to Capella Education Company minus other income (expense), net plus income tax expense and plus depreciation and amortization. Other income (expense), net consists primarily of interest income earned on marketable securities, net of any interest expense for amortization of debt issuance costs. We use EBITDA as a measure of operating performance. However, EBITDA is not a recognized measurement under U.S. generally accepted accounting principles (GAAP) and when analyzing our operating performance, investors should use EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow, as it does not consider certain cash requirements such as tax payments.

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

The following table provides a reconciliation of net income to EBITDA:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Net income attributable to Capella Education Company	$36,477	$52,115	$61,270	$42,669	$28,788
Other (income) expense, net	45	(1,811)	(2,038)	(2,384)	(4,061)
Income tax expense	23,047	30,370	35,860	23,637	15,375
Depreciation and amortization	29,255	24,165	18,512	14,533	12,246
EBITDA	$88,824	$104,839	$113,604	$78,455	$52,348

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

The following table provides a reconciliation of cash flow from operating activities to free cash flow:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Net cash provided by operating activities	$64,828	$80,304	$88,407	$69,051	$44,836
Capital expenditures	(23,278)	(29,587)	(25,481)	(16,436)	(14,375)
Free cash flow	$41,550	$50,717	$62,926	$52,615	$30,461

(d)	Total enrollment reflects the total number of learners registered in a course as of the last day of classes for such periods.

(e)	Working capital is calculated by subtracting total current liabilities from total current assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the consolidated financial statements and the related notes included elsewhere in this report.

Overview
Executive Overview
We are an online postsecondary education services company. As of December 31, 2012, our wholly owned subsidiaries included the following:

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

As a result of these initiatives, early cohort persistence improved by approximately four percent over the prior year. Early cohort persistence measures the four-quarter weighted moving average new cohort persistence rate, since that is where our learner success strategy is primarily focused. Although these early results have been positive, we expect some of these initiatives will adversely impact our new and active enrollment, revenue, and operating margins in the near term. We believe these efforts are in the best interest of our learners and over the long-term will improve learner success and lifetime revenue, which, in turn, positions us for more sustainable long-term growth.

•
Comprehensive marketing strategy. Our strategic shift from a demand driven strategy towards a comprehensive marketing strategy which is focused on building relationships with prospective learners early in the decision cycle reinforces our commitment to quality inquiries by:

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

According to our research, we believe the awareness and consideration of Capella University as an educational option has increased compared to the prior year. This shift has also resulted in improved conversion rates of prospective learners. However, inquiry volume has not yet fully replaced previous levels.

We believe our comprehensive marketing strategy will produce long-term efficiencies and increase our ability to attract high-quality learners on a long-term sustainable basis. However, some of these initiatives may adversely impact our new enrollment, revenues, and operating margins in the near term.

•
Current market and regulatory environment. The market continues to present challenging conditions and competition is strong; however, we remain focused on attracting the right learners and learner success. We believe our initiatives to improve learner success through innovation will position us to be a leader in the online postsecondary education market and to more closely align with employers. In addition, many states have become more active in regulating on-line education and enforcing consumer protection laws, especially with proprietary institutions. While we have a strong track record of regulatory compliance, such actions, even if not directed at Capella University, serve to make our operating environment more challenging.

•
Establishing new growth platforms. We seek to drive long-term growth that is an extension of our core competencies into new markets. We are pursuing this extension through a small business development team that is exploring early stage opportunities. This may result in increased new business development costs focused on researching, identifying, and cultivating these new opportunities.

In July 2011, we acquired RDI to access the fast-growing international higher education market. RDI has a presence in the UK and certain other countries. Although we believe the acquisition will have a positive impact on our revenue growth, RDI was dilutive to our earnings in 2012, and is expected to be dilutive to our earnings throughout 2013.

•
New enrollment growth. Overall, new enrollments grew approximately 0.5 percent in 2012 compared to a decline of approximately 32 percent in 2011. New enrollment growth in the second half of 2012 was led by our master's and certificate programs. The certificate programs were designed with the intent of offering an additional credential or creating a pathway for the learner to ultimately participate in master's or doctoral programs. Certificate programs are shorter in length and generate less revenue per learner than our master's or doctoral programs. Thus, if these learners do not matriculate into a degree program, this may result in a lower learner lifetime value, impacting revenue and operating margins.

•
Redesign of programs and specializations. In our continued efforts to drive affordability and speed to competency, we are focused on maximizing efficiencies in our existing programs while delivering the same learning outcomes. Our curriculum is based on competency mappings, which we are able to leverage as we redesign existing offerings. We believe these types of redesigns have the potential to increase persistence rates, learner success, and affordability.

Regulatory Environment

•
U.S. Pending Legislation and Congressional Hearings. In recent years, there has been increased focus by members of the U.S. Congress on the role that proprietary educational institutions play in higher education. Congressional hearings and roundtable discussions have been held, and more are expected to be held in the future, regarding various aspects of the education industry including federal financial aid and military education funding that may result in regulatory changes that affect our business. We have voluntarily provided substantial amounts of information about our business at the request of various Congressional committees and individual members, and we intend to continue being responsive to Congress in this regard. In September 2010, the HELP Committee held a third hearing and Sen. Harkin's staff released its initial report entitled, “The Return on the Federal Investment in For-Profit Education: Debt Without a Diploma.” After additional hearings and roundtable discussions and review of the information provided by proprietary institutions, Senator Harkin's staff released its final report in July 2012 entitled, “For Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success.” The final report was not adopted by the full committee and the minority committee staff criticized it for relying on discredited sources and refusing to examine similar concerns in the non-profit education sector. Nonetheless, the report may be influential as Congress begins the process of reauthorizing the Higher Education Act, which currently expires in September 2013. The report advocates significant changes in the requirements governing participation by for profit educational institutions in Title IV student financial aid programs, including the following:

•	Tie access to federal aid to meeting minimum student outcome thresholds;

•	Prohibit institutions from funding marketing, advertising and recruiting activities with federal financial aid dollars;

•	Improve cohort default rate tracking by expanding the default reporting rate period beyond 3 years;

•	Require that proprietary colleges receive at least 15 percent of revenues from sources other than federal funds; and

•	Use criteria beyond accreditation and state authorization for determining institutions' access to federal financial aid.
In addition, other Congressional hearings and roundtable discussions may be held regarding various aspects of the education industry that may affect our business. We cannot predict what legislation, if any, may emanate from these Congressional committee hearings or what impact any such legislation might have on proprietary institutions and our business in particular. Congressional scrutiny of proprietary institutions combined with federal budget deficits increases the likelihood of legislation that will adversely impact our business. As Congress addresses the historic U.S. budget deficit, whether through across-the-board funding reductions, sequestration or otherwise, financial aid programs are a potential target for reduction.

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

•
Recent legislation. The Budget Control Act of 2011 (BCA; P.L. 112-25) eliminated the availability of Subsidized Stafford Loans to graduate and professional students for periods of instruction beginning on or after July 1, 2012;

and terminated the availability of certain repayment incentives for loans made on or after July 1, 2012. Without access to subsidized loans, graduate students could see higher debt balances and subsequently higher debt payments when they graduate or leave the institution. While difficult to determine if these changes in the law directly impacted or continue to impact enrollment, any changes to the terms by which the Department makes loans available to graduate students could impact our business.

•
The Improving Transparency of Education Opportunities for Veterans Act of 2012. This veterans' education initiative was signed into law on January 10, 2013. The purpose of the bill is to require the Department of Veterans Affairs (VA) to develop a comprehensive policy to improve outreach and transparency for veterans and member of the Armed Forces with respect to higher education. The details of this policy will be developed through rulemaking. Additional provisions include:

•
Creation of a centralized mechanism for tracking and publishing feedback from students and state authorizing agencies on the quality of instruction, recruiting practices and post-graduation employment.

•	A description of the different types of accreditation available to institutions and an explanation of Federal Financial Aid.

•
For each institution, the VA will list the tax status, accreditation type, state approving agency information, if the institution participates in Title IV, tuition and fees, median debt, the cohort default rate, enrollment/graduation/retention rate, transfer credit policies, and support services available.

•
The bill also contains an incentive compensation provision as it relates to VA tuition benefits. The VA will not approve courses or programs for VA tuition benefits if a school participates in incentive compensation practices.

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

On June 30, 2012, one day before the regulation was scheduled to take legal effect, the U.S. District Court for the District of Columbia vacated the Gainful Employment “debt measures” regulation in its entirety, largely on grounds that the loan repayment rate aspect of the regulations was arbitrary and capricious. Although the District Court vacated the debt measures regulation - including the loan repayment and debt-to-income metrics promulgated by the Department to assess whether a program prepared students for gainful employment - and the related institutional reporting requirements and new program approval regulations, the Gainful Employment program disclosure requirements that took effect July 1, 2011 were left intact. On July 30, 2012 the Department filed a motion with the District Court to reinstate the requirement that institutions report information used to calculate student loan-repayment rates and debt-to-income ratios. The Department's motion is still pending.

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

•
Minnesota Office of Higher Education Student Debt Information Request. The Minnesota Office of Higher Education (MOHE) is developing state level metrics related to Average Student Loan Debt. The data request was sent to all schools located within the state. The final report will be published by institution and sector (public 2-year, public 4-year, private not-for-profit, and private for-profit) covering average educational loan debt (excluding PLUS loans) of degree recipients by award level for 2009-2010. The student loan debt is debt from all sources (federal, state, institution, private) known to the institution. We are working with MOHE on this request. The date for the report to be published has not been determined.

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

If an institution's three-year cohort default rates for the 2009 and 2010 cohorts exceed 30%, the institution may be subject to provisional certification imposing various additional requirements for participation in Title IV programs. Beginning with the three-year cohort default rate for the 2011 cohort published in September 2014, the three-year rates will be applied for purposes of measuring compliance with the requirements. If the three-year cohort default rate for the 2011 cohort exceeds 40%, the institution will cease to be eligible to participate in Title IV programs, and if the institution's three-year cohort default rate exceeds 30% for three consecutive years, beginning with the 2009 cohort, the institution will cease to be eligible to participate in Title IV programs. The Department has published, for informational purposes, “trial rates” to assist institutions in understanding the impact of the new three-year cohort default rate calculation. Capella University's three-year cohort default rate for the 2009 cohort is 9.7%, and its trial three-year cohort default rate for the 2008 cohort is 6.5%. This increase is primarily due to the overall economic environment, and an increased percentage of Capella University learners enrolled in a bachelor's program, who generally have a higher default rate compared to graduate learners.

Overview of Revenues and Expenses
Revenues. Revenues consist principally of tuition, application fees, and commissions we earn from bookstore and publication sales. During each of 2012, 2011, and 2010 tuition represented approximately 99.1%, 99.4%, and 98.9% of our revenues, respectively. Factors affecting our revenues include: (i) the number of enrollments; (ii) the number of courses per learner; (iii) our degree and program mix; (iv) the number of programs and specializations we offer; (v) annual tuition adjustments; (vi) the number of colloquia events and learners at each event; and (vii) the amount of scholarships, tuition discounts, and leaner success grants offered to learners.

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

The following is a summary of our Capella University learners as of the last day of classes for the years ended December 31, 2012, 2011, and 2010:

	Year-Ended December 31,
	2012	2011	2010
Doctoral	11,023	11,619	12,058
Master’s	15,596	17,049	18,740
Bachelor’s	8,800	8,489	8,435
Other	910	547	244
Total	36,329	37,704	39,477

Tuition and fees. Our tuition rates vary by type and length of program and by degree level, such as doctoral, master’s or bachelor’s. For all learners in master’s and bachelor’s programs, tuition is charged on a per course basis. Prices per course ranged from approximately $1,400 to $2,500 for the 2012-2013 academic year (beginning in July 2012) and from $1,300 to $2,364 for the 2011-2012 academic year (beginning in July 2011). The price of the course varies based upon the number of credit hours, the degree level of the program and the discipline.

The majority of doctoral programs are priced at a fixed quarterly amount ranging from approximately $3,500 to $4,600 per learner for the 2012-2013 academic year and from $4,071 to $4,575 per learner for the 2011-2012 academic year, regardless of the number of courses in which the learner was registered. For select doctoral programs, tuition is charged on a per course basis. Prices per course ranged from $2,500 to $4,200 for the 2012-2013 academic year and from $2,435 to $4,080 for the 2011-2012 academic year.

“Other” in the enrollment table above refers primarily to certificate-seeking learners. Certificate programs generally consist of four courses, and the price of a course depends on the number of credit hours and the discipline. Prices per course in certificate programs generally ranged from approximately $1,800 to $2,500 for the 2012-2013 academic year and from $1,796 to $2,364 for the 2011-2012 academic year.

Tuition increases have not historically been, and may not be in the future, consistent across our programs and specializations due to market conditions, program differentiation or changes in operating costs that have an impact on price adjustments of individual programs or specializations. Capella University implemented a weighted average tuition increase of 1.6% for the 2012-2013 academic year.

Refer to the University’s website, www.capella.edu, for tuition costs and credits required by individual degree. These program costs will vary by learner based upon the program and specialization selected, the number of courses taken per quarter and the number of transfer credits earned at other institutions. Reductions in tuition charges from our standard rates primarily include discounts associated with military and various corporate, healthcare, federal and educational marketing relationships, along with institutional scholarships, and learner success grants. Learner success grants are generally awarded over four to eight quarters.

A large portion of our learners rely on funds received under various government-sponsored student financial aid programs, predominantly Title IV programs, to pay a substantial portion of their tuition and other education-related expenses. In the years ended December 31, 2012, 2011, and 2010, approximately 79%, 79%, and 78%, respectively, of our revenues (calculated on a cash basis) were attributable to funds derived from Title IV programs. In addition to Title IV funding, our learners receive financial aid from other governmental sources, tuition reimbursement from their employers or the Department of Defense or finance their education with their own funds or through private financing institutions.

Reductions in tuition charges from our standard rates primarily include discounts associated with military and various corporate, healthcare, federal and educational marketing relationships, along with institutional scholarships, and learner success grants. Learner success grants are generally awarded over four to eight quarters.

Operating costs and expenses. We recently evaluated the presentation of our operating expenses and determined that additional disaggregation will provide more meaningful information and increased transparency of our operations. The following details the additional disaggregation and a description of the costs included in our operating expense categories, including (i) instructional costs and services expenses, (ii) marketing and promotional expenses, (iii) admissions advisory expenses, and (iv) general and administrative expenses.

•
Instructional costs and services - We previously reported a portion of our admissions advisory function and an allocation of human resources costs in instructional costs and services on the Consolidated Statements of Income. We have disaggregated and are presenting separately admissions advisory, which is discussed in more detail below; and are including all human resources costs in general and administrative expenses. Consolidated instructional costs and services now primarily consists of compensation and costs related to the delivery and administration of our educational programs and includes costs related to faculty, learner support services, financial aid, the development of courses and programs and other related costs, associated asset impairment charges, and now includes bad debt expense. Also included are expenses related to an allocation of facility, depreciation and amortization, and information technology costs that are attributable to providing educational services to our learners.

•
Marketing and promotional - We previously reported a portion of our admissions advisory function and an allocation of human resources costs in marketing and promotional on the Consolidated Statements of Income. We have disaggregated and are presenting separately admissions advisory, which is discussed in more detail below; and are including all human resources costs in general and administrative expenses. This category now primarily consists of costs related to marketing activities to build Capella's brand, increase awareness and consideration in prospective learners, and generate inquiries for enrollment. These marketing activities include costs for advertising, participation in seminars and trade shows, compensation for marketing personnel and development of key marketing relationships with corporate, healthcare, armed forces, government and educational organizations. Marketing and promotional expenses also includes associated asset impairment charges, and an allocation of facility, depreciation and amortization, and information technology costs that are attributable to marketing and promotional efforts. Our marketing and promotional expenses are generally affected by the cost of advertising media, the efficiency of our marketing efforts, salaries and benefits for our sales personnel, brand spending, and the number of advertising initiatives for new and existing academic programs.

•
Admissions advisory - We previously reported costs related to our admissions advisory personnel in the instructional costs and services and marketing and promotional categories of the Consolidated Statements of Income. Effective during the fourth quarter of fiscal year 2012, we began separately stating these costs on the Consolidated Statements of Income. We believe the disaggregation of admissions advisory expenses better represents our operations. This category primarily consists of costs related to compensation for admissions personnel (for example, enrollment services and registrar's office) as well as other costs directly related to the admissions advisory function. Admissions advisory expenses also include associated asset impairment charges, and an allocation of facility, depreciation and amortization, and information technology costs that are attributable to admissions advisory efforts.

•
General and administrative - We previously reported bad debt expense and an allocation of human resources costs in the general and administrative category of the Consolidated Statements of Income. We are now presenting bad debt expense in instructional costs and services, and including all human resources costs in general and administrative expenses. General and administrative primarily consists of costs related to corporate costs, legal and professional fees and other related costs such as salaries and benefits of employees engaged in corporate management, new business development, finance, compliance and other corporate functions. General and administrative expenses also include associated asset impairment charges, and an allocation of facility, depreciation and amortization, and information technology costs attributable to such functions.

We have changed our presentation of operating expenses for prior periods to conform to the above disaggregation. There were no changes to total operating expense or operating income as a result of these changes in presentation. The following table presents operating expenses as previously reported and as changed on the Consolidated Statements of Income, in thousands:

	Year-Ended December 31,
	2011		2010
	As Reported	As Reclassified	As Reported	As Reclassified
Costs and expenses:
Instructional costs and services	$171,809	$173,404	$164,231	$164,309
Marketing and promotional	132,032	103,973	120,427	86,400
Admissions advisory	—	31,607	—	37,205
General and administrative	42,933	37,790	46,464	43,208
Reduction of workforce	3,167	3,167	—	—
Total costs and expenses	$349,941	$349,941	$331,122	$331,122

Other income (expense), net. Other income (expense), net consists primarily of interest income earned on cash, cash equivalents and marketable securities; interest expense for the amortization of debt issuance costs and commitment fees charged on the unused portion of the credit facility; and increases in the fair value of the RDI contingent consideration.

Net loss attributable to noncontrolling interest. Net loss attributable to noncontrolling interest consists of Sophia’s noncontrolling owner’s portion of Sophia’s losses, prior to acquiring the remaining noncontrolling interest in 2012.

Critical Accounting Policies and Use of Estimates
The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). In connection with the preparation of our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates and assumptions on historical experience and on various other assumptions that we believe are reasonable under the circumstances. On an ongoing basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts, contingencies, share-based compensation expense, other than temporary impairments, goodwill and intangible assets, and income taxes. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.

We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition. Tuition revenue represented approximately 99.1%, 99.4%, and 98.9% of our revenues recognized for each of the years ended December 31, 2012, 2011, and 2010, respectively. Course tuition revenue is deferred and recognized as revenue ratably over the period of instruction, which is generally from one and a half to three months. If a learner withdraws or drops a course, we follow the University refund policy, which generally is: 100 percent refund through five days, 75 percent refund from six to twelve days, and zero percent refund for the remainder of the period. The refund policy varies slightly for learners within certain states due to state rules or regulations. We do not recognize revenue for learners who enroll but never engage in the courseroom. Refunds are recorded as a reduction of revenue in the period that the learner withdraws from a course. If a partial refund is given to a learner in accordance with the University refund policy, the portion of the revenue which has been earned by us is recognized over the remaining period of instruction. When we are required to return Title IV funds to the Department of Education, the learner is not released from his or her payment obligation to the University and therefore, does not impact revenue recognition

Colloquia tuition revenue is recognized over the length of each colloquium, which ranges from three to 25 days. Deferred revenue in any period represents the excess of tuition and fees received as compared to tuition and fees recognized in revenue on the consolidated statement of operations and is reflected as a current liability on our consolidated balance sheet.

We enter into arrangements to provide program development and management consulting services to our corporate partners to establish or expand their internal employee training programs. These arrangements often include the delivery of multiple products and services, primarily including the licensing of our learning delivery platform, hosting the training institute, providing maintenance and support, and course loading services. We identify the elements delivered through these arrangements and allocate related fees based on the relative fair value of each element. Revenue is recognized for each element in a manner consistent with the product or service delivered.

Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our learners to make required payments. We determine the allowance for doubtful accounts amount based on an analysis of the accounts receivable detail and historical write-off experience, and current economic conditions, recoveries and trends.

In establishing our credit practices, we seek to strike an appropriate balance between prudent learner credit policies and learner retention. Accordingly, we periodically review and alter learner credit policies to achieve that objective by restricting or expanding the availability of credit we extend. Changes to credit practices may impact enrollments, revenues, accounts receivables, our allowance for doubtful accounts and bad debt expense. If changes in credit practices result in higher receivable balances, if the financial condition of our learners deteriorates resulting in an impairment of their ability to pay, or if we underestimate the allowances required, additions to our allowance for doubtful accounts may be necessary, which will result in increased instructional costs and services expenses in the period such determination is made.

As of December 31, 2012 and 2011, the allowance for doubtful accounts was approximately $6.2 million and $5.8 million, respectively. During 2012, 2011, and 2010, we recognized bad debt expense of $17.3 million, $10.6 million, and $8.7 million, respectively.

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

The fair value of our service-based stock awards is estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year-Ended December 31,
	2012	2011	2010
Expected life (in years) (1)	4.39	4.40	4.42
Expected volatility (2)	48.83%	43.10%	41.80%
Risk-free interest rate (3)	0.73%	2.00%	1.56%
Dividend yield (4)	—%	—%	—%
Weighted-average fair value of options granted	$16.23	$19.07	$32.13

(1)	The expected life of our options granted during the years ended December 31, 2012, 2011, and 2010 is based upon our historical stock option activity.

(2)	The expected volatility assumption for the years ended December 31, 2012, 2011, and 2010 is based upon our own historical stock price and the expected life of the options.

(3)	The risk-free interest rate assumption is based upon the U.S. Treasury zero coupon yield curve on the grant date for a maturity similar to the expected life of the options.

(4)	The dividend yield assumption is based on our history and expectation of regular dividend payments. We have not historically and currently do not pay dividends.

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

The following table illustrates how changes to the Black-Scholes option pricing model assumptions would affect the weighted-

average fair values as of the grant date for grants made during fiscal year 2012:

	Expected Volatility
Expected Life (Years)	43.8%	48.8%	53.8%
3.9	$13.93	$15.34	$16.72
4.4	$14.75	$16.23	$17.67
4.9	$15.52	$17.06	$18.55

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

Goodwill and Intangible Assets. Goodwill represents the excess of the purchase price of an acquired business over the fair value assigned to the underlying assets acquired and assumed liabilities. At the time of an acquisition, we allocate the goodwill and related assets and liabilities to its respective reporting unit. Management identifies its reporting units by assessing whether the components of its operating segment constitutes businesses for which discrete financial information is available and management regularly reviews the operating results of those components. We assess goodwill at least annually for impairment or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount.

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

We completed our goodwill impairment test for the RDI reporting unit using the first day of the fourth quarter as the assessment date, and did not identify any impairment charges for the year-ended December 31, 2012. We chose not to perform the qualitative assessment and instead performed step one of the quantitative goodwill impairment test using a combination of an income-based approach, and a market-based approach to determine the fair value. The income approach consisted of a discounted cash flow model that included projecting future cash flows for the RDI reporting unit, calculating a terminal value, and discounting such cash flows by a risk-adjusted rate of return. Generally, the market-based approach incorporates information from comparable transactions in the market and publicly traded companies with similar operating and investment characteristics of the reporting unit to develop a multiple which is then applied to the operating performance of the reporting unit to determine value. The determination of fair value of the RDI reporting unit consists primarily of using unobservable inputs under the fair value measurement standards.

We believe that the most critical assumptions and estimates in determining the estimated fair value of the RDI reporting unit, include, but are not limited to, the amounts and timing of expected future cash flows, the discount rate applied to those cash flows, terminal growth rates, selection of comparable market multiples and applying weighting factors when a combination of valuation methods is used. The assumptions used in determining the expected future cash flows consider various factors such as historical operating trends particularly in student enrollment, the political environment the reporting unit operates in, anticipated economic and regulatory conditions, accreditation status and reasonable expectations for planned business, and long-term operating strategies and initiatives. The discount rate is based on our assumption of a prudent investor's required rate of return of assuming the risk of investing in a particular company in a specific country. The terminal growth rate reflects the sustainable operating income a reporting unit could generate in a perpetual state as a function of revenue growth, inflation and future margin expectations. We also believe that the assumptions used in the goodwill impairment tests are consistent with a reasonable market participant view while employing the concept of highest and best use of the asset.

Finite-lived intangible assets that are acquired in business combinations are recorded at fair market value on their acquisition date and are amortized on a straight-line basis to reflect the economic useful life of the asset. As of December 31, 2012 and 2011, we do not have any indefinite-lived intangible assets.

Accounting for income taxes. We are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax obligations based on expected taxable income, statutory tax rates and tax credits allowed in the various jurisdictions in which we operate. Tax laws require certain items to be included in our tax returns at different times than the items are reflected in our results of operations. Some of these differences are permanent, such as expenses that are not deductible in our tax returns, and some are temporary differences that will reverse over time. Temporary differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. We must assess the likelihood that our deferred tax assets will be realized and establish a valuation allowance to the extent necessary. Significant judgment is required in evaluating our tax positions, and in determining our income tax expense, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets.

We record income taxes using the asset and liability approach. Under this approach, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We measure deferred tax assets and liabilities using the enacted statutory tax rates that are expected to apply in the years in which the temporary differences are expected to be recovered or paid.

At December 31, 2012, the Company has net operating loss carryforwards of approximately $1.5 million and $7.5 million for state and UK income tax purposes, respectively. The state net operating loss carryforwards expire at various dates through 2031, and the UK net operating loss carryforwards do not expire.

We regularly assess the likelihood that our deferred tax assets will be recovered in the future. A valuation allowance is recorded to the extent we conclude a deferred tax asset is not considered to be more-likely-than-not to be realized. We consider all positive and negative evidence related to the realization of the deferred tax assets in assessing the need for a valuation allowance. If we determine we will not realize all or part of our deferred tax assets, an adjustment to the deferred tax asset will be charged to earnings in the period such determination is made.

During the fourth quarter of 2012, we were no longer able to conclude that it was more-likely-than-not that our UK deferred tax assets would be fully realized. Therefore, during 2012, we recorded a charge to establish a valuation allowance of $0.7 million primarily related to our UK deferred tax assets. The valuation allowance charge is included in income tax expense on our Consolidated Statement of Income.

The accounting estimate for valuation allowances against deferred tax assets is a critical accounting estimate because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. Our accounting for deferred tax consequences represents our best estimate of future events. A valuation allowance established or revised as a result of our assessment is recorded through income tax expense in our Consolidated Statements of Income. Changes in our current estimates due to unanticipated events, or other factors, could have a material effect on our financial condition and results of operations.

At December 31, 2012, our net deferred tax liability was $4.9 million. The valuation allowance of $0.7 million primarily relates to our UK deferred tax assets not expected to be utilized in the future.

We are subject to U.S. federal income tax and multiple state jurisdictions, as well as UK corporation tax and Hong Kong profits tax. During 2012, the Internal Revenue Service (IRS) commenced an income tax audit for the 2010 tax year and an income tax audit remains open in the state of New York for tax years 2008-2010.

For U.S. federal and UK corporation tax purposes, the statute of limitations remains open on tax years from 2009. For Hong Kong, the statute of limitations is 6 years and for state purposes, the statute of limitations varies by jurisdiction, but is generally from 3 to 5 years. For Hong Kong and those states that generated net operating losses in earlier years, the statute of limitations begins to run in the year subsequent to the utilization of net operating losses.

We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. As of December 31, 2012, we had $75 thousand of total gross unrecognized tax benefits. Of this total, $73 thousand (net of the federal benefit on state issues), represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

We continue to recognize interest and penalties related to uncertain tax positions in income tax expense. We recognized $16 thousand, $27 thousand, and $0.1 million in interest and penalties related to uncertain tax positions in income tax expense during the years ended December 31, 2012, 2011, and 2010, respectively.

We do not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months. In October, 2012, the statute of limitations expired on state issues related to tax year 2007 with no material impact expected on the unrecognized tax benefits. In September and October 2013, the statute of limitations will expire on approximately $45 thousand in unrecognized tax benefits related to federal and state issues from tax years 2006-2010.

Results of Operations
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the year-ended December 31, 2012 compared to the year-ended December 31, 2011.

	Year-Ended December 31,
	$ (in thousands)		$ Change	% Change	% of Revenue
	2012	2011	2012 vs. 2011		2012	2011	2012 vs. 2011
Revenues	$421,890	$430,043	$(8,153)	(1.9)%	100.0%	100.0%	—%
Costs and expenses:
Instructional costs and services	191,947	173,404	18,543	10.7	45.5	40.3	5.2
Marketing and promotional	100,809	103,973	(3,164)	(3.0)	23.9	24.2	(0.3)
Admissions advisory	30,151	31,607	(1,456)	(4.6)	7.1	7.3	(0.2)
General and administrative	39,600	37,790	1,810	4.8	9.4	8.8	0.6
Reduction of workforce	—	3,167	(3,167)	(100.0)	—	0.7	(0.7)
Total costs and expenses	362,507	349,941	12,566	3.6	85.9	81.4	4.6
Operating income	59,383	80,102	(20,719)	(25.9)	14.1	18.6	(4.5)
Other income (expense), net	(45)	1,811	(1,856)	(102.5)	—	0.4	(0.4)
Income before income taxes	59,338	81,913	(22,575)	(27.6)	14.1	19.0	(4.9)
Income tax expense	23,047	30,370	(7,323)	(24.1)	5.5	7.1	(1.6)
Effective tax rate	38.8%	37.1%
Net income	36,291	51,543	(15,252)	(29.6)	8.6	11.9	(3.3)
Net loss attributable to noncontrolling interest	186	572	(386)		—	0.2	(0.2)
Net income attributable to Capella Education Company	$36,477	$52,115	$(15,638)	(30.0)%	8.6%	12.1%	(3.5)%

Revenues. The decrease in revenues in 2012 compared to 2011 was primarily related to a decrease in the quarterly average total Capella University enrollments during 2012 compared to 2011 of 4.1 percent, a larger proportion of bachelor's and certificate learners who generate less revenue per learner than our master's or doctoral learners, and an increase in tuition grants to support our initiatives to improve learner success. This decrease is slightly offset by the addition of RDI which was acquired in the third quarter of 2011, and price increases. Capella University tuition increases in 2012 averaged approximately two percent and were implemented in July 2012.

Instructional costs and services expenses. Instructional costs and services expenses, and instructional costs and services expenses as a percent of revenue, increased compared to the same period in the prior year primarily due to an increase in bad debt expense of $6.7 million in 2012 compared to 2011 as a result of the new Title IV program integrity rules, and the addition of RDI which was acquired in the third quarter of 2011. Instructional costs and services also increased due to continued investment in strategic initiatives, and an increase in depreciation expense as a result of increased capital investments related to the learner experience and academic quality made throughout 2011 and 2012.

Marketing and promotional expenses. Marketing and promotional expenses, and marketing and promotional expenses as a percent of revenues, decreased compared to prior year primarily due to increased efficiencies in our marketing efforts related to our shift to a relationship focused marketing strategy, which decreased the reliance on online aggregators as we continue to shift towards a more comprehensive marketing strategy; and also due to employee attrition. These decreases were partially offset by the addition of RDI which was acquired in the third quarter of 2011, as well as continued investment in strategic initiatives.

Admissions advisory expenses. Admissions advisory expenses, and admissions advisory expenses as a percent of revenues, decreased compared to prior year primarily due to a reduction in engagement and enrollment services workforce due to lower inquiries and new enrollment volume. This decrease was partially offset by an increase in information technology expense as a result of continued investment in strategic initiatives.

General and administrative expenses. General and administrative expenses, and general and administrative expenses as a percent of revenue, increased compared to the same period in the prior year primarily due to the addition of RDI, which was acquired in the third quarter of 2011. These increases were partially offset by the reversal of the Office of Inspector General (OIG) audit accrual in the second quarter of 2012. Our estimated total amount of Title IV funds not returned for learners who withdrew without providing official notification was approximately $1.0 million, including interest, but not including fines and penalties. General and administrative expenses also decreased due to a decrease in estimated bonus expense and lower employee headcount.

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

Other income (expense), net. Other income (expense), net was $45 thousand of expense for the year ended December 31, 2012, and $1.8 million of income for the year ended December 31, 2011. The fluctuation in 2012 compared to 2011 was primarily due to reduced interest income levels as a result of a lower average marketable securities balance in 2012, increased expenses related to the increases in the fair value of the RDI contingent consideration, and expenses related to the credit facility which was entered into during the third quarter of 2011.

Income tax expense. The increase in our effective tax rate from 2012 to 2011 was primarily due to a valuation allowance established on foreign net deferred tax assets primarily related to net operating losses, and an increase in the impact of foreign losses for which we receive a lower tax benefit.

Net income. Net income decreased in 2012 compared to 2011 due to the factors discussed above.

	Year-Ended December 31,
	$ (in thousands)		$ Change	% Change	% of Revenue
	2011	2010	2011 vs. 2010		2011	2010	2011 vs. 2010
Revenues	$430,043	$426,123	$3,920	0.9%	100.0%	100.0%	—%
Costs and expenses:
Instructional costs and services	173,404	164,309	9,095	5.5	40.3	38.6	1.7
Marketing and promotional	103,973	86,400	17,573	20.3	24.2	20.3	3.9
Admissions advisory	31,607	37,205	(5,598)	(15.0)	7.3	8.7	(1.4)
General and administrative	37,790	43,208	(5,418)	(12.5)	8.8	10.1	(1.3)
Reduction of workforce	3,167	—	3,167	100.0	0.7	—	0.7
Total costs and expenses	349,941	331,122	18,819	5.7	81.4	77.7	3.7
Operating income	80,102	95,001	(14,899)	(15.7)	18.6	22.3	(3.7)
Other income, net	1,811	2,038	(227)	(11.1)	0.4	0.5	(0.1)
Income before income taxes	81,913	97,039	(15,126)	(15.6)	19.0	22.8	(3.8)
Income tax expense	30,370	35,860	(5,490)	(15.3)	7.1	8.4	(1.3)
Effective tax rate	37.1%	37.0%
Net income	51,543	61,179	(9,636)	(15.8)	11.9	14.4	(2.5)
Net loss attributable to noncontrolling interest	572	91	481		0.2	—	0.2
Net income attributable to Capella Education Company	$52,115	$61,270	$(9,155)	(15.0)	12.1%	14.4%	(2.3)

Revenues. The increase in revenues in 2011 compared to 2010 was primarily driven by 2.0 percentage points from the impact of tuition increases and a slight increase related to a larger proportion of doctoral learners who generate more revenue per learner than our master’s or bachelor’s learners. These increases were offset by a decrease in the quarterly average total Capella University enrollments during 2011 compared to 2010 of 1.6 percent. Tuition increases in 2011 generally ranged from zero to seven percent and were implemented in July 2011.

Instructional costs and services expenses. Instructional costs and services expenses increased compared to the same period in the prior year primarily due to an increase in depreciation and amortization expense as a result of increased capital investments in 2010 and 2011, as compared to 2009 and 2010, related to the learner experience and academic quality, and continued investment in curriculum and course room development. Additionally, bad debt expense increased compared to the same period in the prior year primarily as a result of the new Title IV program integrity rules. These increases were slightly offset by a decrease in estimated bonus expense.

Instructional costs and services expenses as a percent of revenue increased compared to prior year primarily due to the addition of approximately 150 full-time core faculty throughout 2010, an increase in depreciation and amortization expense as a result of increased capital investments related to the learner experience and academic quality in 2010 and 2011, as compared to 2009 and 2010, and continued investment in curriculum and course room development. These increases were slightly offset by a decrease in estimated bonus expense and a by a decrease in cost per learner driven by efficiencies gained in the courseroom.

Marketing and promotional expenses. Marketing and promotional expenses, and marketing and promotional expenses as a percent of revenues, increased compared to prior year primarily as a result of increased core marketing efforts and brand advertising, which focused on improving conversion rates and new enrollment growth, and an increase in the cost per inquiry.

Admissions advisory expenses. Admissions advisory expenses, and admissions advisory expenses as a percent of revenues, decreased compared to prior year primarily due to a reduction in engagement and enrollment services workforce due to lower inquiries and new enrollment volume.

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

Other income, net. Other income, net decreased in 2011 compared to 2010 principally due to reduced investment income levels as a result of lower average cash, cash equivalents and marketable securities balances.

Income tax expense. The increase in our effective tax rate from 2010 to 2011 was primarily due to foreign and noncontrolling interest losses for which we receive a lower tax benefit and nondeductible transaction costs associated with the acquisition of RDI.

Net income. Net income decreased in 2011 compared to 2010 due to the factors discussed above.
Quarterly Results and Seasonality
The following tables set forth certain unaudited financial and operating data each quarter during the years ended December 31, 2012 and 2011. The unaudited information reflects all adjustments, which include only normal and recurring GAAP adjustments, necessary to present fairly the information shown.

	First	Second	Third	Fourth	Total
	(in thousands, except enrollment and per share data)
2012
Revenues	$109,400	$106,180	$99,309	$107,001	$421,890
Operating income	17,937	18,056	8,283	15,107	59,383
Net income attributable to Capella Education Company	11,293	11,412	5,123	8,649	36,477
Net income attributable to Capella Education Company per common share:
Basic	$0.82	$0.85	$0.39	$0.69	$2.77
Diluted	$0.82	$0.85	$0.39	$0.68	$2.76
Total enrollment	37,553	36,336	34,989	36,329	36,329

2011
Revenues	$111,354	$106,400	$102,306	$109,983	$430,043
Operating income	22,467	23,903	14,857	18,875	80,102
Net income attributable to Capella Education Company	14,609	15,515	9,934	12,057	52,115
Net income attributable to Capella Education Company per common share:
Basic	$0.90	$1.00	$0.66	$0.85	$3.42
Diluted	$0.90	$0.99	$0.66	$0.85	$3.40
Total enrollment	39,904	38,072	35,755	37,704	37,704

Our revenues and operating results normally fluctuate as a result of seasonal variations in our business, principally due to changes in enrollment. The Capella University learner population varies as a result of new enrollments, graduations and learner attrition. The sequential quarterly increase in enrollments has typically been the greatest in the fourth quarter of each respective year, which corresponds with a traditional Fall school start. The larger relative increases in enrollments in the fourth quarter have resulted in larger sequential increases in Capella University revenue during the fourth quarter than in other quarters. A significant portion of our general and administrative expenses does not vary proportionately with fluctuations in revenues, resulting in larger relative increases in operating income in the fourth quarter relative to increases between other quarters. In addition, we typically implement tuition increases at the beginning of an academic year, which coincides with the start of the third quarter of each fiscal year. We expect quarterly fluctuations in operating results to continue as a result of these seasonal patterns.

In addition to our recurring seasonal patterns described above, our quarterly revenue is impacted by the timing of our colloquia tuition revenue, as evidenced in the fourth quarter of both 2012 and 2011. We typically have fourteen to sixteen colloquia per year.
Liquidity and Capital Resources
Liquidity
We financed our operating activities and capital expenditures during the years ended December 31, 2012, 2011, and 2010 primarily through cash provided by operating activities. Our cash, cash equivalents and marketable securities were $115.5 million and $127.0 million at December 31, 2012 and 2011 respectively. Our cash, cash equivalents and marketable securities decreased primarily due to lower net income and general business activities during 2012.

On September 30, 2011, we entered into an unsecured revolving credit agreement (the Credit Agreement) with Bank of America, N.A., and certain other lenders. The Credit Agreement provides $100.0 million of borrowing capacity, with an increase option of an additional $50.0 million. The Credit Agreement has a term of five years ending September 30, 2016. As of December 31, 2012, there were no borrowings under the credit facility and we were in compliance with all debt covenants.

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

On July 15, 2011, we acquired 100% of the share capital of RDI for £7.9 million (approximately $12.6 million), net of cash acquired. In connection with the agreement, we will make an additional payment of £4.0 million (approximately $6.4 million) if RDI is granted Taught Degree Awarding Power (TDAP). The timing of when RDI may be awarded TDAP is dependent on approval from the British government.

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

Operating Activities
Net cash provided by operating activities for the year ended December 31, 2012 was $64.8 million, compared to $80.3 million for the year ended December 31, 2011. The decrease was primarily due to a decrease in net income, and a decrease in cash from accounts payable and accrued liabilities due to the timing of payroll, vendor invoices, and income tax payments.

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

Investing Activities
Cash provided by investing activities is primarily related to capital expenditures and the sale, maturity, or purchase of marketable securities. Net cash provided by investing activities was $17.1 million for the year ended December 31, 2012, and $5.7 million for the year ended December 31, 2011. Net cash used in investing activities was $74.7 million for the year ended December 31, 2010.

Cash provided by investing activities for the year-ended December 31, 2012 consisted primarily of net maturities of tax-exempt municipal securities, which was partially offset by cash used for capital expenditures and to acquire the remaining interest in Sophia. Net maturities of marketable securities were $41.7 million during the year ended December 31, 2012, and $47.9 million during the year ended December 31, 2011. The maturities of marketable securities in 2012 were primarily held as cash and cash equivalents at December 31, 2012.

We believe the credit quality and liquidity of our investment portfolio as of December 31, 2012 is strong. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply/demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity. However, even with this approach, we may incur investment losses as a result of unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Capital expenditures were $23.3 million, $29.6 million, and $25.5 million for the years ended December 31, 2012, 2011, and 2010, respectively. Capital expenditures in 2012 primarily consisted of investments in a new visitor center, foundational upgrades, data analytics, and other investments related to improving the learner experience and academic quality. We expect our capital expenditures in 2013 will be approximately five to six percent of revenues and we expect to be able to fund these capital expenditures with cash generated from operations.

We currently lease all of our facilities and expect to make future payments on existing leases from cash generated from operations.

Financing Activities
Net cash used in financing activities was $50.7 million, $101.5 million, and $38.7 million for the year ended December 31, 2012, 2011, and 2010, respectively. In 2012, we used cash to repurchase $51.4 million of common stock under our repurchase program, compared to $103.4 million and $49.8 million in 2011 and 2010, respectively. Cash used to repurchase common stock decreased $52.0 million in 2012 over 2011, and increased $53.6 million in 2011 over 2010.

Contractual Obligations
The following table sets forth, as of December 31, 2012, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented, in thousands:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases (a)	$37,521	$6,458	$12,542	$12,949	$5,572
Purchase obligations (b)	11,409	8,296	2,167	946	—
Total contractual obligations	$48,930	$14,754	$14,709	$13,895	$5,572

(a)	Minimum lease commitments for our headquarters, RDI’s office space, miscellaneous office equipment and software license agreements.

(b)	Purchase obligations include commitments for marketing related and service contracts.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2012, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $75 thousand of unrecognized tax benefits have been excluded from the Contractual Obligations table above.

Due to the uncertainty with respect to the timing of future borrowings associated with our credit facility, we are unable to make reasonably reliable estimates of any commitment fees charged on the unused portion of the credit facility. Therefore, the maximum estimated commitment fee of $0.4 million per annum is excluded from the Contractual Obligations table above.

Under the terms of the RDI purchase agreement, we will make an additional payment of £4.0 million (approximately $6.4 million) if Taught Degree Awarding Powers (TDAP) is granted to RDI. As the timing of when RDI may be awarded TDAP is dependent on approval from the British government, the contingent consideration of $6.3 million is excluded from the Contractual Obligations table above. The $6.3 million represents the fair value of the contingent consideration and is included in other liabilities as of December 31, 2012.

On January 4, 2012, RDI entered into an agreement to assign its lease in the UK to Glasgow Caledonian University (GCU) for the remainder of the lease term. Under the terms of the agreement, GCU covenants to the Lessor that it will pay the remaining rents under the lease term. However, the Lessor required that RDI act as guarantor for GCU in the event GCU defaults under the lease. The Company believes default by GCU under the lease, and therefore any future payment by RDI under this arrangement, is remote. As a result, we have excluded the arrangement from the Contractual Obligations table above.

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

Impact of Inflation
We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2012, 2011, or 2010. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2011-04, which is included in Accounting Standards Codification (ASC) 820, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S GAAP and IFRS. This update defines fair value, clarifies a framework to measure fair value, and requires specific disclosures of fair value measurements. The guidance was effective for the Company’s interim and annual reporting periods beginning January 1, 2012, and applied prospectively. The adoption of this guidance did not have a material impact on the Company's financial condition, results of operations, or disclosures.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which is included in ASC 350, Intangibles—Goodwill and Other. This update reduces the complexity, and potentially the cost, of testing goodwill for impairment. The guidance gives the Company the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, and in some cases skip the two-step impairment test. The guidance was effective for the Company’s interim and annual reporting periods beginning January 1, 2012, and applied prospectively. The adoption of this guidance did not have a material impact on the Company's financial condition, results of operations, or disclosures.

We have reviewed and considered all recent accounting pronouncements and believe there are none that could potentially have a material impact on our financial condition, results of operations, or disclosures.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk
We have no derivative financial instruments or derivative commodity instruments. We believe the risk related to cash equivalents and marketable securities is limited due to the adherence to our investment policy, which focuses on capital preservation and liquidity. In addition, all investments must have a minimum Standard & Poor’s rating of A minus (or equivalent) by at least one agency at the purchase date. All of our cash equivalents and marketable securities as of December 31, 2012 and December 31, 2011 were rated BBB or higher. In addition, we utilize money managers who conduct initial and ongoing credit analysis on our investment portfolio to monitor and minimize the potential impact of market risk associated with our cash, cash equivalents and marketable securities. Despite the investment risk mitigation strategies we employ, we may incur investment losses as a result of unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. Unusual and unpredictable market developments may also create liquidity challenges for certain assets in our investment portfolio.

Interest Rate Risk
We manage interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates, which are tied to various market indices. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At December 31, 2012, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

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

In fiscal year 2012, we recorded $54 thousand in net foreign currency translation losses that are included in other comprehensive income. These losses are primarily the result of the general strengthening of the U.S. dollar relative to foreign currencies during fiscal year 2012. We have not used derivative contracts to hedge foreign currency exchange rate fluctuations.

Item 8.	Financial Statements and Supplementary Data
CAPELLA EDUCATION COMPANY

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Capella Education Company

We have audited the accompanying consolidated balance sheets of Capella Education Company as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of Capella Education Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capella Education Company at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capella Education Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Minneapolis, Minnesota
February 21, 2013

CAPELLA EDUCATION COMPANY
Consolidated Balance Sheets
(In thousands, except par value)

	As of December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$93,220	$61,977
Marketable securities	22,279	65,067
Accounts receivable, net of allowance of $6,231 at December 31, 2012 and $5,789 at December 31, 2011	15,900	18,239
Prepaid expenses and other current assets	11,124	12,493
Deferred income taxes	3,481	3,452
Total current assets	146,004	161,228
Property and equipment, net	45,240	50,713
Goodwill	16,970	16,980
Intangibles, net	4,674	6,552
Total assets	$212,888	$235,473
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,798	$8,977
Accrued liabilities	26,392	29,306
Income taxes payable	—	2,427
Deferred revenue	9,651	7,769
Total current liabilities	41,841	48,479
Deferred rent	4,150	4,215
Other liabilities	6,425	6,425
Deferred income taxes	8,370	12,575
Total liabilities	60,786	71,694

Redeemable noncontrolling interest	—	1,180

Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares — 100,000; Issued and Outstanding shares — 12,393 at December 31, 2012 and 13,882 at December 31, 2011	124	139
Additional paid-in capital	97,716	103,900
Accumulated other comprehensive income (loss)	(22)	307
Retained earnings	54,284	58,253
Total shareholders’ equity	152,102	162,599
Total liabilities and shareholders’ equity	$212,888	$235,473

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues	$421,890	$430,043	$426,123
Costs and expenses:
Instructional costs and services	191,947	173,404	164,309
Marketing and promotional	100,809	103,973	86,400
Admissions advisory	30,151	31,607	37,205
General and administrative	39,600	37,790	43,208
Reduction of workforce	—	3,167	—
Total costs and expenses	362,507	349,941	331,122
Operating income	59,383	80,102	95,001
Other income (expense), net	(45)	1,811	2,038
Income before income taxes	59,338	81,913	97,039
Income tax expense	23,047	30,370	35,860
Net income	36,291	51,543	61,179
Net loss attributable to noncontrolling interest	186	572	91
Net income attributable to Capella Education Company	$36,477	$52,115	$61,270
Net income attributable to Capella Education Company per common share:
Basic	$2.77	$3.42	$3.68
Diluted	$2.76	$3.40	$3.64
Weighted average number of common shares outstanding:
Basic	13,156	15,241	16,648
Diluted	13,220	15,314	16,848

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$36,291	$51,543	$61,179
Net loss attributable to noncontrolling interest	186	572	91
Net income attributable to Capella Education Company	36,477	52,115	61,270
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(54)	22	—
Unrealized losses on available for sale securities, net of tax	(275)	(473)	(575)
Comprehensive income attributable to Capella Education Company	$36,148	$51,664	$60,695
The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statement of Shareholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income		Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2009	16,763	$168	$151,445	$1,333		$31,320	$184,266
Exercise of stock options	257	2	6,840	—		—	6,842
Share-based compensation	—	—	3,698	—		—	3,698
Tax benefits realized from share-based compensation arrangements	—	—	4,325	—		—	4,325
Issuance of restricted stock, net	7	—	(119)	—	—	—	(119)
Noncontrolling interest contributions	—	—	(1,346)	—		—	(1,346)
Repurchase of common stock	(721)	(7)	(49,768)	—		—	(49,775)
Net income attributable to Capella Education Company	—	—	—	—		61,270	61,270
Unrealized losses on marketable securities, net of tax	—	—	—	(575)		—	(575)
Balance at December 31, 2010	16,306	$163	$115,075	$758		$92,590	$208,586
Exercise of stock options	64	1	1,633	—		—	1,634
Share-based compensation	—	—	4,883	—		—	4,883
Tax shortfall realized from share-based compensation arrangements	—	—	(64)	—		—	(64)
Issuance of restricted stock, net	10	—	—	—		—	—
Accretion of noncontrolling interest	—	—	—	—		(729)	(729)
Repurchase of common stock	(2,498)	(25)	(17,627)	—		(85,723)	(103,375)
Net income attributable to Capella Education Company	—	—	—	—		52,115	52,115
Unrealized losses on marketable securities, net of tax	—	—	—	(473)		—	(473)
Foreign currency translation adjustments	—	—	—	22		—	22
Balance at December 31, 2011	13,882	$139	$103,900	$307		$58,253	$162,599
Exercise of stock options	34	—	628	—		—	628
Share-based compensation	—	—	4,880	—		—	4,880
Tax shortfall realized from share-based compensation arrangements	—	—	(598)	—		—	(598)
Issuance of restricted stock, net	20	—	(41)	—		—	(41)
Accretion and acquisition of noncontrolling interest, net of tax	—	—	486	—		(582)	(96)
Repurchase of common stock	(1,543)	(15)	(11,539)	—		(39,864)	(51,418)
Net income attributable to Capella Education Company	—	—	—	—		36,477	36,477
Unrealized losses on marketable securities, net of tax	—	—	—	(275)		—	(275)
Foreign currency translation adjustments	—	—	—	(54)		—	(54)
Balance at December 31, 2012	12,393	$124	$97,716	$(22)		$54,284	$152,102
The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December, 31
	2012	2011	2010
Operating activities
Net income	$36,291	$51,543	$61,179
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	17,310	10,565	8,744
Depreciation and amortization	29,255	24,165	18,512
Amortization of investment discount/premium	692	2,049	2,180
Impairment of property and equipment	1,150	35	19
Loss (gain) on disposal of property and equipment	81	(30)	—
Share-based compensation	4,880	4,883	3,698
Excess tax benefit from share-based compensation	(69)	(248)	(4,251)
Deferred income taxes	(3,584)	2,516	1,354
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(14,979)	(13,789)	(9,733)
Prepaid expenses and other current assets	2,586	(3,424)	(1,635)
Accounts payable and accrued liabilities	(6,296)	(612)	4,787
Income tax payable	(4,306)	1,559	5,030
Deferred rent	(65)	750	514
Deferred revenue	1,882	342	(1,991)
Net cash provided by operating activities	64,828	80,304	88,407
Investing activities
Capital expenditures	(23,278)	(29,587)	(25,481)
Proceeds from the sale of property and equipment	303	—	—
Payment for acquisition, net of cash acquired	—	(12,640)	—
Acquisition of noncontrolling interest	(1,576)	—	—
Purchases of marketable securities	(13,887)	(3,500)	(60,211)
Sales and maturities of marketable securities	55,545	51,442	10,978
Net cash provided by (used in) investing activities	17,107	5,715	(74,714)
Financing activities
Excess tax benefit from share-based compensation	69	248	4,251
Net proceeds from exercise of stock options	628	1,634	6,842
Repurchases of common stock	(51,418)	(103,375)	(49,775)
Net cash used in financing activities	(50,721)	(101,493)	(38,682)
Effect of foreign exchange rates on cash	29	35	—
Net increase (decrease) in cash and cash equivalents	31,243	(15,439)	(24,989)
Cash and cash equivalents at beginning of year	61,977	77,416	102,405
Cash and cash equivalents at end of year	$93,220	$61,977	$77,416
Supplemental disclosures of cash flow information
Income taxes paid	$30,947	$26,340	$29,563
Noncash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$472	$348	$1,110
Noncontrolling interest contributions	$—	$—	$1,346

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Notes to Consolidated Financial Statements
1. Nature of Business
Capella Education Company (the Company) was incorporated on December 27, 1991, and is the parent company of its wholly owned subsidiaries, Capella University (the University), Resource Development International Limited (RDI), and Sophia Learning, LLC (Sophia). The University, founded in 1993, is an online postsecondary education services company offering a variety of bachelor's, master's and doctoral degree programs primarily delivered to working adults. The University is accredited by The Higher Learning Commission and is a member of the North Central Association of Colleges and Schools. In 2011, the Company acquired RDI, which is an independent provider of United Kingdom (UK) university distance learning qualifications and markets, develops and delivers programs worldwide via its offices and partners across Asia, North America, Africa and Europe. Sophia provides a social teaching and learning platform that integrates education with technology. On April 16, 2012, the Company acquired the remaining interest in Sophia which is now a wholly owned subsidiary as of that date. With the Company's focus on academic quality in an online delivery format, it has one reporting segment.

2. Changes in Presentation
The Company recently evaluated the presentation of its operating expenses and determined that additional disaggregation will provide more meaningful information and increased transparency of its operations. The following details the additional disaggregation and a description of the costs included in the Company's operating expense categories, including (i) instructional costs and services expenses, (ii) marketing and promotional expenses, (iii) admissions advisory expenses, and (iv) general and administrative expenses.

•
Instructional costs and services - The Company previously reported a portion of its admissions advisory function and an allocation of human resources costs in instructional costs and services on the Consolidated Statements of Income. It has disaggregated and is presenting separately admissions advisory, which is discussed in more detail below; and is including all human resources costs in general and administrative expenses. Consolidated instructional costs and services now primarily consists of compensation and costs related to the delivery and administration of the Company's educational programs and includes costs related to faculty, learner support services, financial aid, the development of courses and programs and other related costs, associated asset impairment charges, and now includes bad debt expense. Also included are expenses related to an allocation of facility, depreciation and amortization, and information technology costs that are attributable to providing educational services to learners.

•
Marketing and promotional - The Company previously reported a portion of its admissions advisory function and an allocation of human resources costs in marketing and promotional on the Consolidated Statements of Income. It has disaggregated and is presenting separately admissions advisory, which is discussed in more detail below; and is including all human resources costs in general and administrative expenses. This category now primarily consists of costs related to marketing activities to build Capella's brand, increase awareness and consideration in prospective learners, and generate inquiries for enrollment. These marketing activities include costs for advertising, participation in seminars and trade shows, compensation for marketing personnel and development of key marketing relationships with corporate, healthcare, armed forces, government and educational organizations. Marketing and promotional expenses also includes associated asset impairment charges, and an allocation of facility, depreciation and amortization, and information technology costs that are attributable to marketing and promotional efforts. The Company's marketing and promotional expenses are generally affected by the cost of advertising media, the efficiency of our marketing efforts, salaries and benefits for our sales personnel, brand spending, and the number of advertising initiatives for new and existing academic programs.

•
Admissions advisory - The Company previously reported costs related to its admissions advisory personnel in the instructional costs and services and marketing and promotional categories of the Consolidated Statements of Income. Effective during the fourth quarter of fiscal year 2012, it began separately stating these costs on the Consolidated Statements of Income. The Company believes the disaggregation of admissions advisory expenses better represents its operations. This category primarily consists of costs related to compensation for admissions personnel (for example, enrollment services and registrar's office) as well as other costs directly related to the admissions advisory function. Admissions advisory expenses also include an allocation of facility, depreciation and amortization, and information technology costs, and any asset impairment charges that are attributable to admissions advisory efforts.

•
General and administrative - The Company previously reported bad debt expense and an allocation of human resources costs in the general and administrative category of the Consolidated Statements of Income. It is now presenting bad debt expense in instructional costs and services, and including all human resources costs in general and administrative expenses. General and administrative primarily consists of costs related to corporate costs, legal and professional fees and other related costs such as salaries and benefits of employees engaged in corporate management, new business development, finance, compliance and other corporate functions. General and administrative expenses also include associated asset impairment charges, and an allocation of facility, depreciation and amortization, and information technology costs attributable to such functions.

The Company has changed its presentation of operating expenses for prior periods to conform to the above disaggregation. There were no changes to total operating expense or operating income as a result of these changes in presentation. The following table presents operating expenses as previously reported and as changed on the Consolidated Statements of Income, in thousands:

	Year-Ended December 31,
	2011		2010
	As Reported	As Reclassified	As Reported	As Reclassified
Costs and expenses:
Instructional costs and services	$171,809	$173,404	$164,231	$164,309
Marketing and promotional	132,032	103,973	120,427	86,400
Admissions advisory	—	31,607	—	37,205
General and administrative	42,933	37,790	46,464	43,208
Reduction of workforce	3,167	3,167	—	—
Total costs and expenses	$349,941	$349,941	$331,122	$331,122

3. Summary of Significant Accounting Policies

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

Revenue Recognition
The Company’s revenues primarily consist of tuition, application and graduation fees and commissions we earn from bookstore and publication sales. Tuition revenue is deferred and recognized as revenue ratably over the period of instruction. If a learner withdraws or drops a course, the Company follows the University refund policy, which generally is: 100 percent refund through five days, 75 percent refund from six to twelve days, and zero percent refund for the remainder of the period. The refund policy varies slightly for learners within certain states due to state rules or regulations. The Company does not recognize revenue for learners who enroll but never engage in the courseroom. Refunds are recorded as a reduction of revenue in the period that the learner withdraws from a course. If a partial refund is given to a learner in accordance with the University refund policy, the portion of the revenue which has been earned by the Company is recognized over the remaining period of the learner's withdrawn course. When the University is required to return funds distributed under Title IV Programs of the Higher Education Act (Title IV or Title IV Programs) to the Department of Education, the learner is not released from his or her payment obligation and therefore, does not impact revenue recognition

Colloquia tuition revenue is recognized over the length of the colloquia, which ranges from three to 25 days. Application fee revenue is deferred and recognized ratably over the average expected term of a learner at the University. Learners were previously billed a graduation fee upon applying for graduation for services provided in connection with evaluating compliance with graduation requirements. In July 2010, the Company eliminated graduation fees. The graduation fees collected prior to July 2010 have all been recognized during 2010 in accordance with our historical graduation revenue recognition policy. Historically, graduation fee revenue was deferred and recognized ratably over the expected application assessment period for learners not expected to attend commencement ceremonies or over the period prior to the next commencement ceremony to account for learners who attend the ceremony. Deferred revenue represents the excess of tuition and fee payments received as compared to tuition and fees earned and is reflected as a current liability in the accompanying consolidated financial statements. The Company also receives commissions from a third-party bookstore based on sales of textbooks and related school materials to the Company’s learners. Commission revenue is recognized as it is earned in conjunction with sales of textbooks and related materials to the Company’s learners.

The Company enters into arrangements to provide program development and management consulting services to its corporate partners to establish or expand their internal employee training programs. These arrangements often include the delivery of multiple products and services, including the licensing of the Company's learning delivery platform, hosting the training institute, providing maintenance and support, and course loading services. The Company identifies the elements delivered through these arrangements and allocates related fees based on the relative fair value of each element. Revenue is recognized for each element in a manner consistent with the product or service delivered.

Allowance for Doubtful Accounts
The Company records an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of its learners to make required payments. The Company determines its allowance for doubtful accounts amount based on an analysis of the accounts receivable detail, historical write-off experience, and current economic conditions, recoveries and trends. Bad debt expense is recorded as an instructional costs and services expense in the Consolidated Statements of Income. The Company generally writes off accounts receivable balances once the account is deemed to be uncollectible, which typically occurs after outside collection agencies have pursued collection efforts. The Company recorded bad debt expense of $17.3 million, $10.6 million, and $8.7 million for the years ended December 31, 2012, 2011, and 2010 respectively.

Cash and Cash Equivalents
The Company considers all highly liquid marketable securities with maturities of three months or less at the time of purchase, and variable rate demand notes, to be cash equivalents. The variable rate demand notes contain a feature allowing the Company to require payment by the issuer on a daily or weekly basis. As a result, these securities are highly liquid and are classified as cash and cash equivalents. Cash equivalents are carried at fair value.

Marketable Securities
Management determines the appropriate designation of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s marketable securities are designated as available-for-sale as of December 31, 2012 and 2011.

Available-for-sale marketable securities are carried at fair value as determined by quoted market prices or other inputs either directly or indirectly observable in the marketplace for identical or similar assets, with unrealized gains and losses, net of tax, recognized through accumulated comprehensive income within shareholders’ equity. Management reviews the fair value of the portfolio at least monthly, and evaluates individual securities with fair value below amortized cost at the balance sheet date for impairment. In order to determine whether impairment is other than temporary, management evaluates whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis.

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

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in other income (expense). The contractual maturity date of available-for-sale securities is based on the days remaining to the effective maturity. The Company classifies all marketable securities as current assets because the assets are available to fund current operations.

Fair Value Measurement
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company classifies assets and liabilities recorded at fair value under the fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. The fair value measurements are classified under the following hierarchy:

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

Management believes the credit risk related to cash equivalents and marketable securities is limited due to the adherence to an investment policy that requires marketable securities to have a minimum Standard & Poor’s rating of A minus (or equivalent) at the time of purchase. All of the Company’s cash equivalents and marketable securities as of December 31, 2012 and 2011 consist of investments rated BBB or higher by at least one rating agency. In addition, the Company utilizes money managers who conduct initial and ongoing credit analysis on its investment portfolio to monitor and minimize the potential impact of market risk associated with its cash equivalents and marketable securities.

Management believes that the credit risk related to accounts receivable is mitigated due to the large number and diversity of learners that principally comprise the Company’s customer base. The Company’s credit risk with respect to these accounts receivable is mitigated through the participation of a majority of the learners in federally funded financial aid programs.

Approximately 79%, 79%, and 78% of Capella University's revenues (calculated on a cash basis) were collected from funds distributed under Title IV Programs for the years ended December 31, 2012, 2011, and 2010, respectively. The financial aid and assistance programs are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels.

Extensive and complex regulations govern the financial assistance programs in which Capella University's learners participate. Capella University's administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of potential adverse actions, including a suspension, limitation, or termination proceeding, which could have a material adverse effect on the Company.

If the University were to lose its eligibility to participate in federal student financial aid programs, the learners at the University would lose access to funds derived from those programs and would have to seek alternative sources of funds to pay their tuition and fees. See Note 16 for further information on the regulatory environment in which the Company operates.

Property and Equipment
Property and equipment are stated at cost. Computer software is included in property and equipment and consists of purchased software, capitalized web site development costs and internally developed software. Capitalized web site development costs consist mainly of salaries and outside development fees directly related to web sites and various databases. Web site content development is generally expensed as incurred. Internally developed software represents qualifying salary and consulting costs for time spent on developing internal use software. The Company capitalizes certain costs associated with internally developed software, primarily consisting of the direct labor associated with creating the internally developed software. Software development projects generally include three stages: the preliminary project stage (all costs are expensed as incurred), the application development stage (certain costs are capitalized and certain costs are expensed as incurred), and the post-implementation/operation stage (all costs are expensed as incurred). The costs capitalized in the application development stage include the costs of designing the application, coding, installation of hardware, and testing. The capitalization of software requires judgment in determining when a project has reached the application development stage and the period over which the Company expects to benefit from the use of that software.
Depreciation is calculated using the straight-line method, over the following estimated useful lives:

Computer equipment	3 to 7 years
Furniture and office equipment	5 to 7 years
Computer software	3 to 7 years

Leasehold improvements are amortized on a straight-line basis over the related lease term or estimated useful life, whichever is shorter.

The Company reviews its fixed assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company recorded impairment charges of $1.2 million, $35 thousand, and $19 thousand during the years ended December 31, 2012, 2011, and 2010, respectively. The impairment charges primarily consist of course retirements and the write-off of previously capitalized internal software development costs related to abandoned software projects. These charges are recorded in Consolidated Statements of Income and classified as instructional costs and services, marketing and promotional, admissions advisory, or general and administrative expense based on the primary function with which the asset was associated.

Income Taxes
The Company uses the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts. The Company has deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. The Company considers all positive and negative evidence relating to the realization of the deferred tax assets in assessing the need for a valuation allowance.
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

Intangible Assets
Finite-lived intangible assets that are acquired in business combinations are recorded at fair market value on their acquisition date and are amortized on a straight-line basis to reflect the economic useful life of the asset. As of December 31, 2012 and 2011, the Company does not have any indefinite-lived intangible assets.

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

Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value assigned to the underlying assets acquired and assumed liabilities. At the time of an acquisition, the Company allocates the goodwill and related assets and liabilities to its respective reporting units. The Company identifies its reporting units by assessing whether the components of its operating segment constitutes businesses for which discrete financial information is available and management regularly reviews the operating results of those components. The Company assesses goodwill for impairment at least annually on the first day of the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount.

The Company has updated its goodwill impairment test to include an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting until is less than its carrying amount based on the qualitative assessment, or that a qualitative assessment should not be performed for a reporting unit, the Company proceeds with performing a two-step quantitative goodwill impairment test. In the first step, the Company compares the fair value of the reporting unit to the carrying value of its net assets. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and no further testing is required. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, the Company performs a second step to determine the implied fair value of the goodwill and compares it to the carrying value of the goodwill. An impairment loss is recognized to the extent the implied fair value of the goodwill is less than the carrying amount of the goodwill.
The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis, including determining whether to perform the optional qualitative assessment and determining the fair value of the reporting unit during the two step test. The goodwill testing process includes the use of industry accepted valuation methods, management review and approval of certain criteria and assumptions and engaging third-party valuation specialists to assist with the analysis.
Foreign Currency Translation
The United States (U.S.) dollar is the functional currency of the Company’s entities operating in the U.S. The functional currency of the Company’s entities operating outside the U.S. is the currency of the primary economic environment in which the entity generates and expends cash, which is generally the local currency. The assets and liabilities of these operations are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. The resulting translation adjustments and the effect of exchange rate changes on intercompany transactions of a long-term investment nature are included in shareholders’ equity as a component of accumulated other comprehensive income (loss). Income and expense items are translated monthly at the average exchange rate for that period. The Company reports gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from foreign currency denominated transactions, in the Consolidated Statements of Income.

Advertising
The Company expenses advertising costs as incurred, except television commercials which are expensed at the time of first airing. Advertising costs for 2012, 2011, and 2010 were $81.1 million, $80.7 million, and $64.3 million, respectively.

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

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net income attributable to Capella Education Company	$36,477	$52,115	$61,270
Denominator:
Denominator for basic net income attributable to Capella Education Company per common share - weighted average shares outstanding	13,156	15,241	16,648
Effect of dilutive stock options and restricted stock	64	73	200
Denominator for diluted net income attributable to Capella Education Company per common share - weighted average shares outstanding	13,220	15,314	16,848
Basic net income attributable to Capella Education Company per common share	$2.77	$3.42	$3.68
Diluted net income attributable to Capella Education Company per common share	$2.76	$3.40	$3.64
Options to purchase 0.6 million, 0.5 million, and 0.1 million common shares, were outstanding but not included in the computation of diluted net income per common share in 2012, 2011, and 2010, respectively, because their effect would be antidilutive.

Comprehensive Income
Comprehensive income includes net income and all changes in the Company’s equity during a period from non-owner sources, which for the Company consists of unrealized gains and losses on available-for-sale marketable securities, net of tax, and foreign currency translation losses.

Share-Based Compensation
The Company measures and recognizes compensation expense for share-based payment awards made to employees and directors, including employee stock options and restricted stock, based on estimated fair values of the share award on the date of grant. The Company records compensation expense for all share-based awards using the straight-line method, over the service period, which is the vesting period.

To calculate the estimated fair value of stock options on the date of grant, the Company uses the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the Company to estimate key assumptions such as the expected term, volatility, risk-free interest rate and dividend yield to determine the fair value of stock options, based on both historical information and management judgment regarding market factors and trends.

The Company recognizes share-based compensation expense over the period that the awards are expected to vest, net of estimated forfeiture rates. The Company estimates expected forfeitures of share-based awards at the grant date and recognizes compensation cost only for those awards expected to vest. In estimating expected forfeitures, the Company analyzes historical forfeiture and termination information and considers how future termination rates are expected to differ from historical termination rates. The Company ultimately adjusts this forfeiture assumption to actual forfeitures. Any changes in the forfeiture assumptions do not impact the total amount of expense ultimately recognized over the vesting period. Instead, different forfeiture assumptions only impact the timing of expense recognition over the vesting period. If the actual forfeitures differ from management estimates, additional adjustments to compensation expense are recorded.

Subsequent Events
The Company has reviewed and evaluated events and transactions that occurred subsequent to the balance sheet date. There have been no subsequent events that require recognition or disclosure in the financial statements.

Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S GAAP and IFRS, which is included in Accounting Standards Codification (ASC) 820, Fair Value Measurement. This update defines fair value, clarifies a framework to measure fair value, and requires specific disclosures of fair value measurements. The guidance was effective for the Company's interim and annual reporting periods beginning January 1, 2012, and applied prospectively. The adoption of this guidance did not have a material impact on the Company's financial condition, results of operations, or disclosures.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which is included in ASC 350, Intangibles-Goodwill and Other. This update reduces the complexity, and potentially the cost, of testing goodwill for impairment. The guidance gives the Company the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, and in some cases skip the two-step impairment test. The guidance was effective for the Company's interim and annual reporting periods beginning January 1, 2012, and applied prospectively. The adoption of this guidance did not have a material impact on the Company's financial condition, results of operations, or disclosures.

The Company has reviewed and considered all recent accounting pronouncements and believes there are none that could potentially have a material impact on its financial condition, results of operations, or disclosures.
4. Marketable Securities
The following is a summary of available-for-sale securities, in thousands:

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$22,263	$25	$(9)	$22,279
Total	$22,263	$25	$(9)	$22,279

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$64,613	$454	$—	$65,067
Total	$64,613	$454	$—	$65,067
The unrealized gains and losses on the Company’s investments in municipal securities as of December 31, 2012 and 2011 were caused by changes in market values primarily due to interest rate changes. All of our securities in an unrealized loss position as of December 31, 2012 had been in an unrealized loss position for less than twelve months. No other-than-temporary impairment charges were recorded for the years ended December 31, 2012, 2011, and 2010.

The following table summarizes the remaining contractual maturities of the Company’s marketable securities, in thousands:

	As of December 31, 2012	As of December 31, 2011
Due within one year	$7,929	$54,151
Due after one year through five years	14,350	10,916
Total	$22,279	$65,067

The following table is a summary of the proceeds from the sales and maturities of available-for-sale securities, in thousands:

	Years Ended December 31,
	2012	2011	2010
Sales and maturities of tax-exempt marketable securities	$55,545	$51,442	$10,978
Total	$55,545	$51,442	$10,978

The Company did not record any gross realized gains or gross realized losses in net income during the years ended December 31, 2012, 2011, and 2010.

5. Fair Value Measurements

The following tables summarize certain information for assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2012 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$21,122	$21,122	$—	$—
Money market funds	643	643	—	—
Variable rate demand notes	71,455	71,455	—	—
Marketable securities:
Tax-exempt municipal securities	22,279	—	22,279	—
Total assets at fair value on a recurring basis:	$115,499	$93,220	$22,279	$—

Liabilities:
Other liabilities:
RDI contingent consideration	$6,252	$—	$—	$6,252
Total liabilities at fair value on a recurring basis:	$6,252	$—	$—	$6,252

	Fair Value Measurements as of December 31, 2011 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$17,101	$17,101	$—	$—
Money market funds	27,551	27,551	—	—
Variable rate demand notes	17,325	17,325	—	—
Marketable securities:
Tax-exempt municipal securities	65,067	—	65,067	—
Total assets at fair value on a recurring basis:	$127,044	$61,977	$65,067	$—

Liabilities:
Other liabilities:
RDI contingent consideration	$5,945	$—	$—	$5,945
Total liabilities at fair value on a recurring basis:	$5,945	$—	$—	$5,945

The Company measures cash and cash equivalents at fair value primarily using real-time quotes for transactions in active exchange markets involving identical assets. The Company’s marketable securities are classified within Level 2 and are valued using readily available pricing sources for comparable instruments utilizing market observable inputs. The Company does not hold securities in inactive markets. The Company did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the year-ended December 31, 2012 and 2011.

Level 3 Measurements

RDI Contingent Consideration

In connection with the acquisition of RDI, the Company is required to make an additional payment contingent on whether RDI is awarded Taught Degree Awarding Powers (TDAP) by the British government. Refer to Note 14 for additional details regarding the acquisition of RDI. As the contingent consideration is classified as a liability, ASC 805 Business Combinations (ASC 805) requires that the Company re-measure the liability at fair value at each reporting date until it is extinguished. As such, the Company classified the RDI contingent consideration liability within Level 3 of the fair value measurement hierarchy.

The fair value of the RDI contingent consideration as of December 31, 2012 was determined using the discounted cash flow approach and was based on the present value of the probability-weighted expected cash flows based on the Company's estimates of the timing and probability of RDI being awarded TDAP. The discount rate reflects the risk of a market participant who holds the corresponding asset. To estimate the discount rate, the Company considered the market participant weighted average cost of capital of the business risk associated with RDI being awarded TDAP. The discount rate was then adjusted to incorporate risk-free rates and costs of debt for a term commensurate with the term in which the payment is expected to be made, as well as the low probability risk of the contingent consideration payments not being made.

The fair value measurement of the RDI contingent consideration encompasses the following significant unobservable inputs:

Unobservable Inputs	Range
Weighted average cost of capital	5%
Timing of cash flows	0 - 30 months
Probability of TDAP achievement	100%

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

The following table presents a reconciliation of the fair value of the RDI contingent consideration, in thousands:

Balance, December 31, 2011	$5,945
Increases in the fair value of the RDI contingent consideration liability	307
Balance, December 31, 2012	$6,252

The increase in the fair value of the RDI contingent consideration liability was recorded in other income (expense), net during the twelve months ended December 31, 2012.

6. Property and Equipment

Property and equipment consist of the following, presented in thousands:

	As of December 31,
	2012	2011
Computer software	$117,780	$100,257
Computer equipment	40,120	35,883
Furniture and office equipment	13,261	13,206
Leasehold improvements	987	1,310
	172,148	150,656
Less accumulated depreciation and amortization	(126,908)	(99,943)
Property and equipment, net	$45,240	$50,713

Depreciation expense for the years ended December 31, 2012, 2011, and 2010 was $27.4 million, $23.6 million, and $18.5 million, respectively. Included in these amounts is amortization of capitalized internally developed software of $17.5 million, $14.5 million, and $10.8 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Computer software includes approximately $30.6 million and $31.3 million as of December 31, 2012 and 2011, respectively, of unamortized internally developed software.

7. Goodwill and Intangible Assets

Goodwill
Goodwill represents the excess of the purchase price over the fair value assigned to the assets acquired and liabilities assumed. The carrying amount of goodwill as of December 31, 2012 was $17.0 million and recorded under the RDI reporting unit, as a result of the acquisition of RDI in July 2011. Refer to Note 14 for further information regarding the acquisition of RDI.

The following table presents changes in goodwill for the years ended December 31, 2012 and 2011, in thousands:

Balance as of December 31, 2010	$—
Acquisition of RDI	16,987
Effects of foreign currency exchange rates	(7)
Balance as of December 31, 2011	16,980
Effects of foreign currency exchange rates	(10)
Balance as of December 31, 2012	$16,970

The Company completed its goodwill impairment test for the RDI reporting unit using the first day of the fourth quarter as the assessment date, and did not identify any impairment charges for the year-ended December 31, 2012. The Company chose not to perform the qualitative assessment and instead performed step one of the quantitative goodwill impairment test using a combination of an income-based approach, and a market-based approach to determine the fair value. The income approach consisted of a discounted cash flow model that included projecting future cash flows for the RDI reporting unit, calculating a terminal value, and discounting such cash flows by a risk-adjusted rate of return. Generally, the market-based approach incorporates information from comparable transactions in the market and publicly traded companies with similar operating and investment characteristics of the reporting unit to develop a multiple which is then applied to the operating performance of the reporting unit to determine value. The determination of fair value of the RDI reporting unit consists primarily of using unobservable inputs under the fair value measurement standards.

The Company believes that the most critical assumptions and estimates in determining the estimated fair value of its RDI reporting unit, include, but are not limited to, the amounts and timing of expected future cash flows, the discount rate applied to those cash flows, terminal growth rates, selection of comparable market multiples and applying weighting factors when a combination of valuation methods is used. The assumptions used in determining the expected future cash flows consider various factors such as historical operating trends particularly in student enrollment, the political environment the reporting unit operates in, anticipated economic and regulatory conditions, accreditation status and reasonable expectations for planned business, and long-term operating strategies and initiatives. The discount rate is based on the Company's assumption of a prudent investor's required rate of return of assuming the risk of investing in a particular company in a specific country. The terminal growth rate reflects the sustainable operating income a reporting unit could generate in a perpetual state as a function of revenue growth, inflation and future margin expectations. The Company also believes that the assumptions used in the goodwill impairment tests are consistent with a reasonable market participant view while employing the concept of highest and best use of the asset.

Finite-Lived Intangible Assets
Changes in the carrying amount of intangible assets are as follows, in thousands:

	Student Relationships	Validation Partner Relationships	Trademark and Trade Name	Learning Model	Internally Developed Software	Total
Net Carrying Amount as of December 31, 2010	$—	$—	$—	$—	$—	$—
Acquisition of RDI	3,100	2,300	700	700	300	7,100
Accumulated Amortization	(362)	(96)	(20)	(41)	(29)	(548)
Net Carrying Amount as of December 31, 2011	2,738	2,204	680	659	271	6,552
Accumulated Amortization	(1,240)	(328)	(70)	(140)	(100)	(1,878)
Net Carrying Amount as of December 31, 2012	$1,498	$1,876	$610	$519	$171	$4,674

The Company amortizes its intangible assets on a straight-line basis. The weighted average useful life of the Company’s finite-lived intangible assets that are not fully amortized as of December 31, 2012 is five years.

The following table presents future amortization expense for intangible assets as of December 31, 2012, in thousands:

2013	$1,878
2014	868
2015	539
2016	498
2017	399
2018 and thereafter	492
Total	$4,674

8. Accrued Liabilities

Accrued liabilities consist of the following, in thousands:

	As of December 31, 2012	As of December 31, 2011
Accrued compensation and benefits	$9,165	$8,978
Accrued instructional	6,172	7,291
Accrued vacation	1,112	994
Other	9,943	12,043
Total	$26,392	$29,306

“Other” in the table above consists primarily of vendor invoices accrued in the normal course of business.

The following presents the Company's reduction in workforce liability for the years ended December 31, 2012 and 2011, in thousands:

Balance, December 31, 2010	$—
February 2011 reduction in workforce	1,862
November 2011 reduction in workforce	1,305
Payments	(2,200)
Balance, December 31, 2011	967
Payments	(967)
Balance, December 31, 2012	$—
9. Commitments and Contingencies

Operating Leases
The Company leases its office facilities and certain office equipment under various noncancelable operating leases and has contractual obligations related to certain software license agreements. Effective August 29, 2011, the Company entered into an amendment of its lease with Minneapolis 225 Holdings, LLC pursuant to which the Company renewed and extended its existing lease for premises at 225 South Sixth Street in Minneapolis, Minnesota through 2018. Renewal terms under this lease allow the Company to extend the lease for up to two additional five-year terms.

The following presents the Company's future minimum lease commitments as of December 31, 2012, in thousands:

2013	$6,458
2014	6,302
2015	6,240
2016	6,401
2017	6,548
2018 and thereafter	5,572
Total	$37,521

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

On January 4, 2012, RDI entered into an agreement to assign its lease in the UK to Glasgow Caledonian University (GCU) for the remainder of the lease term. Under the terms of the agreement, GCU covenants to the Lessor that it will pay the remaining rents under the lease term. However, the Lessor required that RDI act as guarantor for GCU in the event GCU defaults under the lease. The Company believes default by GCU under the lease, and therefore any future payment by RDI under this arrangement, is remote.

Total rent expense, related taxes, and operating expenses under operating leases for the years ended December 31, 2012, 2011, and 2010, was $12.2 million, $11.0 million, and $10.3 million, respectively.

Revolving Credit Facility
On September 30, 2011, the Company entered into an unsecured revolving credit agreement (the Credit Agreement) with Bank of America, N.A., and certain other lenders. The Credit Agreement provides $100.0 million of borrowing capacity (the credit facility), with an increase option of an additional $50.0 million. The Credit Agreement expires on September 30, 2016.

Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus an applicable rate of 1.75% to 2.25% based on the Company’s consolidated leverage ratio or, at the Company’s option, an alternative base rate (defined as the higher of (a) the federal funds rate plus 0.5%, (b) Bank of America’s prime rate, or (c) the one-month LIBOR plus 1.0%) plus an applicable rate of 0.75% to 1.25% based on the Company’s consolidated leverage ratio. The Credit Agreement requires payment of a commitment fee, based on the Company’s consolidated leverage ratio, charged on the unused credit facility. The Company recorded commitment fee expenses of $0.3 million and $0.1 million in other income (expense), net, for the years ended December 31, 2012 and December 31, 2011, respectively. Outstanding letters of credit are also charged a fee, based on the Company’s consolidated leverage ratio. The Company capitalized approximately $0.5 million of debt issuance costs related to the credit facility, which are being amortized on a straight-line basis over a period of five years. Interest expense for the amortization of debt issuance costs is recorded in other income (expense), net.

The Credit Agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Failure to comply with the covenants contained in the Credit Agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. As of December 31, 2012 and December 31, 2011 there were no borrowings under the credit facility and the Company was in compliance with all debt covenants.

10. Litigation

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

11. Share Repurchase Program

The Company announced its current share repurchase program in July 2008. The Board of Directors authorizes repurchases of outstanding shares of common stock from time to time depending on market conditions and other considerations. A summary of the Company’s comprehensive share repurchase activity from the program's commencement through December 31, 2012, all of which was part of its publicly announced program, is presented below, in thousands:

Board authorizations:
July 2008	$60,000
August 2010	60,662
February 2011	65,000
December 2011	50,000
Total amount authorized	235,662
Total value of shares repurchased	227,385
Residual authorization	$8,277

During the twelve months ended December 31, 2012, the Company repurchased 1.5 million shares for total consideration of $51.4 million, excluding commissions. The Company repurchased 2.5 million shares for total consideration of $103.3 million, excluding commissions, during the twelve months ended December 31, 2011. As of December 31, 2012, the Company had purchased an aggregate of 5.2 million shares under the program’s outstanding authorizations at an average price per share of $43.78 totaling $227.4 million.

Effective January 1, 2011, the Company allocates the excess of the repurchase price over par value to additional paid-in capital and retained earnings on a pro rata basis.

12. Share-Based Compensation

The Company has three share-based compensation plans, which are described below. Effective the fourth quarter of fiscal year 2012, the Company disaggregated admissions advisory expenses. Prior to the disaggregation, share-based compensation expense related to admissions advisory employees was classified as marketing and promotional expense. The table below reflects the Company’s share-based compensation expense recognized in the consolidated statements of income, in thousands:

	Year-Ended December 31,
	2012	2011	2010
Instructional costs and services	$1,433	$1,249	$1,109
Marketing and promotional	468	581	420
Admissions advisory	48	38	32
General and administrative	2,931	3,015	2,137
Share-based compensation expense included in operating income	4,880	4,883	3,698
Tax benefit from share-based compensation expense	1,818	1,810	1,393
Share-based compensation expense, net of tax	$3,062	$3,073	$2,305

Share-Based Incentive Plans

During 2005, the Company implemented a stock incentive plan that allows for incentive stock options, non-qualified stock options, and restricted stock to be granted to employees, directors, officers, and others (the 2005 Plan). On May 25, 2006 the Board of Directors approved a change to the Company’s stock option policy in which the Company will only issue non-qualified stock options for future option grants. At December 31, 2012, the maximum number of shares of common stock reserved under the 2005 Plan was 3.0 million shares, of which 1.3 million were available for grant. The Board of Directors establishes the terms and conditions of all grants, subject to the 2005 Plan and applicable provisions of the Internal Revenue Code (the Code). Under the 2005 Plan, options must be granted at an exercise price not less than the fair market value of the Company’s common stock on the grant date. The options expire on the date determined by the Board of Directors, but may not extend more than ten years from the grant date. The options generally become exercisable over a four-year period. Restricted stock awards generally vest over a three year period. Canceled options and restricted stock awards become available for reissuance under the 2005 Plan. Upon an exercise of stock options, the Company issues new shares and may repurchase shares based on an assessment of cash needs to offset a dilutive impact.

The Company has also issued stock options under one discontinued plan (the 1999 Plan). Stock options issued pursuant to the 1999 Plan are still outstanding; however, unexercised options that are canceled upon termination of employment are not available for reissuance.

The following tables summarize stock option and restricted stock unit activity for the year-ended December 31, 2012:

	Plan Options Outstanding
	Incentive	Non-Qualified	Weighted-Average Exercise Price per Share
	(in thousands, except per share and contractual term data)
Service-Based Stock Options
Balance, December 31, 2011	54	561	$54.02
Granted	—	125	40.48
Exercised	(21)	(13)	18.63
Forfeited or expired	(1)	(91)	60.69
Balance, December 31, 2012	32	582	52.21

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
	(in thousands, except per share data)
Restricted Stock Units
Balance, December 31, 2011	92	$62.53
Granted	69	37.04
Vested	(21)	55.76
Canceled	(16)	52.93
Balance, December 31, 2012	124	49.48

The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

	Number of Shares	Weighted-Average Exercise or Purchase Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except per share and contractual term data)
Service-Based Stock Options
Balance, December 31, 2012	614	$52.21	4.66	$460
Vested and expected to vest, December 31, 2012	599	$52.34	4.60	$460
Exercisable, December 31, 2012	322	$52.61	2.87	$460
Restricted Stock Units
Balance, December 31, 2012	124	—	1.35	$3,509
Vested and expected to vest, December 31, 2012	117	—	1.33	$3,303

The following table summarizes information regarding share-based compensation arrangements for the years presented, in thousands:

	Year-Ended December 31,
	2012	2011	2010
Proceeds from stock options exercised	$628	$1,634	$6,842
Intrinsic value of stock options exercised	515	1,493	14,612
Tax benefits (shortfall) realized from share-based compensation arrangements	(598)	(64)	4,325

As of December 31, 2012, total compensation cost related to nonvested service-based stock options and restricted stock units to be recognized in future periods was $7.3 million. The weighted average period over which this expense will be recognized is 2.4 years. The fair value of stock options and restricted stock awards vested during the years ended December 31, 2012, 2011 and 2010, was $3.5 million, $3.1 million, and $3.2 million, respectively.

The fair value of our service-based stock options was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year-Ended December 31,
	2012	2011	2010
Expected life (in years) (1)	4.39	4.40	4.42
Expected volatility (2)	48.83%	43.10%	41.80%
Risk-free interest rate (3)	0.73%	2.00%	1.56%
Dividend yield (4)	—%	—%	—%
Weighted-average fair value of options granted	$16.23	$19.07	$32.13

(1)	The Company’s expected life on options granted during the years ended December 31, 2012, 2011 and 2010 is based upon its historical stock option activity.

(2)	The expected volatility assumption for the years ended December 31, 2012, 2011 and 2010 is based upon the Company’s historical stock price and the expected life of the options.

(3)	The risk-free interest rate assumption is based upon the U.S. Treasury zero coupon yield curve on the grant date for a maturity similar to the expected life of the options.

(4)	The dividend yield assumption is based on the Company’s history and expectation of regular dividend payments. The Company has not historically and currently does not pay dividends.

13. Income Taxes
The components of income tax expense are as follows, and presented in thousands:

	Year-Ended December 31,
	2012	2011	2010
Current income tax expense:
Federal	$25,182	$26,232	$32,172
State	1,445	1,638	2,334
Foreign	4	6	—
Deferred income tax expense:
Federal	(2,533)	3,317	1,325
State	(185)	3	29
Foreign	(866)	(826)	—
Income tax expense	$23,047	$30,370	$35,860

The following presents a reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate:

	Year-Ended December 31,
	2012	2011	2010
Statutory rate	35.0%	35.0%	35.0%
State income taxes	2.3	2.5	2.5
Foreign taxes	1.0	0.3	—
Valuation allowance	1.1	—	—
Tax-exempt interest	(0.5)	(0.8)	(0.8)
Other	(0.1)	0.1	0.3
Effective income tax rate	38.8%	37.1%	37.0%

The following table presents significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2012 and 2011, in thousands:

	Year-Ended December 31,
	2012	2011
Deferred income tax assets:
Net operating loss carryforwards	1,926	$928
Allowance for doubtful accounts	3,060	2,221
Accrued liabilities	3,200	4,033
Share-based compensation	4,596	3,642
Other	22	34
Deferred income tax assets	12,804	10,858
Deferred income tax liabilities:
Prepaid expenses	(1,269)	(1,208)
Accumulated other comprehensive income	(6)	(169)
Property and equipment	(14,538)	(16,095)
Joint venture investment	—	(863)
Other	(97)	—
Intangible assets	(1,083)	(1,646)
Deferred income tax liabilities	(16,993)	(19,981)
Net deferred tax liability before valuation allowance	(4,189)	(9,123)
Valuation allowance	(700)	—
Net deferred tax liability	$(4,889)	$(9,123)

At December 31, 2012, the Company has net operating loss carryforwards of approximately $1.5 million and $7.5 million for state and UK income tax purposes, respectively. The state net operating loss carryforwards expire at various dates through 2031, and the UK net operating loss carryforwards do not expire.

The Company regularly assesses the likelihood that its deferred tax assets will be recovered in the future. A valuation allowance is recorded to the extent it concludes a deferred tax asset is not considered to be more-likely-than-not to be realized. The Company considers all positive and negative evidence related to the realization of the deferred tax assets in assessing the need for a valuation allowance. If the Company determines it will not realize all or part of its deferred tax assets, an adjustment to the deferred tax asset will be charged to earnings in the period such determination is made.

During the fourth quarter of 2012, the Company concluded that it was more-likely-than-not that its UK deferred tax assets would not be fully realized. Therefore, during 2012, the Company recorded a charge to establish a valuation allowance of $0.7 million primarily related to its UK deferred tax assets. The valuation allowance charge is included in income tax expense on the Company's Consolidated Statement of Income.

The Company's accounting for deferred tax consequences represents its best estimate of future events. A valuation allowance established or revised as a result of our assessment is recorded through income tax expense in the Consolidated Statements of Income. Changes in current estimates due to unanticipated events, or other factors, could have a material effect on the Company's financial condition and results of operations.

The Company currently does not have unremitted earnings from its international subsidiaries due to an earnings and profits deficit balance in the foreign jurisdiction. Therefore, as of December 31, 2012, the Company has not established deferred tax liabilities for unremitted earnings.

The Company is subject to U.S. federal income tax and multiple state jurisdictions, as well as UK corporation tax and Hong Kong profits tax.

During 2012, the Internal Revenue Service (IRS) commenced an income tax audit for the 2010 tax year, and an income tax audit remains open in the state of New York for tax years 2008-2010.

For U.S. federal and UK corporation tax purposes, the statute of limitations remains open on tax years from 2009. For Hong Kong, the statute of limitations is six years and for state purposes, the statute of limitations varies by jurisdiction, but is generally from three to five years. For Hong Kong and those states that generated net operating losses in earlier years, the statute of limitations begins to run in the year subsequent to the utilization of net operating losses.

As of December 31, 2012, the Company had $75 thousand of total gross unrecognized tax benefits. Of this total, $73 thousand (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect its effective income tax rate in future periods.
The following table reconciles the beginning and ending amount of unrecognized tax benefits, in thousands:

	Year-Ended December 31,
	2012	2011	2010
Balance at January 1	$425	$727	$388
Additions for tax positions of current year	6	—	—
Additions for tax positions of prior years	14	—	565
Reductions for tax positions of prior years	—	(47)	(92)
Settlements	2	(207)	—
Reductions due to lapse of the applicable statute of limitations	(372)	(48)	(134)
Balance at December 31	$75	$425	$727

The Company does not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months. In October 2012, the statute of limitations expired on state issues related to tax year 2007 with no material impact on the unrecognized tax benefits. In September and October 2013, the statute of limitations will expire on approximately $45 thousand in unrecognized tax benefits related to federal and state issues from tax years 2008-2010.

The Company continues to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company recognized $16 thousand, $27 thousand, and $0.1 million in interest and penalties related to uncertain tax positions in income tax expense during the years ended December 31, 2012, 2011, and 2010, respectively.

14. Acquisitions

Resource Development International Limited
On July 15, 2011, the Company acquired 100% of the share capital of RDI for £7.9 million (approximately $12.6 million), net of cash acquired.

As a result of years of investment in its academic infrastructure, RDI has applied to the British government for Taught Degree Awarding Powers (TDAP). If awarded, TDAP will enable RDI to independently validate its own degrees going forward under the auspices of the Quality Assurance Agency, a Government body that reviews the standards and quality of all UK universities. Under the terms of the agreement, the Company will make an additional payment of £4.0 million (approximately $6.4 million) if TDAP is granted to RDI. The Company recorded a liability of $5.9 million as of the acquisition date, for the fair value of the TDAP contingent consideration which is included in other liabilities. Refer to Note 5 for discussion of Level 3 fair value measurements.

The Company finalized the purchase accounting in the fourth quarter of 2011 and measured the fair value of the assets acquired and liabilities assumed in accordance with ASC 805. The Company recorded goodwill of $17.0 million to the RDI reporting unit, and capitalized $7.1 million of intangible assets primarily consisting of partner and student relationships, trademark and trade name, learning model, and internally developed software. The estimated useful lives of the intangible assets range from two to ten years. The Company recorded the acquired deferred revenue at its fair value of $1.6 million as of the acquisition date, and assumed net liabilities of approximately $3.9 million in this transaction.

The results of operations of RDI have been included in the Company’s consolidated results of operations since the date of acquisition. RDI's revenues as a percent of consolidated revenues were approximately three percent and less than one percent for the years ended December 31, 2012 and 2011, respectively.

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

15. Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income, in thousands:

	As of December 31,
	2012	2011	2010
Foreign currency translation	$(32)	$22	$—
Unrealized gains on marketable securities	10	285	758
Accumulated other comprehensive (loss) income(1)	$(22)	$307	$758
______________________________

(1)
Accumulated other comprehensive (loss) income is net of $6 thousand, $0.2 million, and $0.5 million of taxes as of December 31, 2012, 2011, and 2010, respectively. The decrease in unrealized gains on marketable securities in 2012 compared to 2011 is primarily due to the decrease in Company’s average balance of marketable securities in 2012.

16. Regulatory Supervision and Oversight

Political and budgetary concerns significantly affect the Title IV Programs. Congress reauthorizes the HEA and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in August 2008. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of December 31, 2012, programs in which the University's learners participate are operative and sufficiently funded.

17. Other Employee Benefit Plans

The Company sponsors an employee retirement savings plan, which qualifies under Section 401(k) of the Internal Revenue Code (the Code). The plan provides eligible employees with an opportunity to make tax-deferred contributions into a long-term investment and savings program. All employees over the age of 18 are eligible to participate in the plan. The plan allows eligible employees to contribute up to 100% of their annual salary, subject to IRS annual limits. The plan allows the Company to consider making a discretionary contribution; however, there is no requirement that it do so. Effective July 1, 2006, the Company elected to match 100% on the first 2%, and 50% on the next 4%, of the employee contributions. Employer contributions and related expenses were $4.5 million, $4.4 million, and $4.8 million for the years ended December 31, 2012, 2011, and 2010, respectively.

In May 2005, the Company adopted the Capella Education Company Employee Stock Purchase Plan, referred to as the ESPP. The Company has reserved an aggregate of 0.5 million shares of its common stock for issuance under the ESPP. The ESPP permits eligible employees to utilize up to 10% of their salary to purchase the Company’s common stock at price of no less than 85% of the fair market value per share of the Company’s common stock at the beginning or the end of the relevant offering period, whichever is less. The compensation committee of the Board of Directors will administer the ESPP. The Company had not implemented this plan as of December 31, 2012.

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

	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
2012
Revenues	$109,400	$106,180	$99,309	$107,001	$421,890
Operating Income	17,937	18,056	8,283	15,107	59,383
Net income attributable to Capella Education Company	11,293	11,412	5,123	8,649	36,477
Net income attributable to Capella Education Company per common share:
Basic	$0.82	$0.85	$0.39	$0.69	$2.77
Diluted	$0.82	$0.85	$0.39	$0.68	$2.76

2011
Revenues	$111,354	$106,400	$102,306	$109,983	$430,043
Operating Income	22,467	23,903	14,857	18,875	80,102
Net income attributable to Capella Education Company	14,609	15,515	9,934	12,057	52,115
Net income attributable to Capella Education Company per common share:
Basic	$0.90	$1.00	$0.66	$0.85	$3.42
Diluted	$0.90	$0.99	$0.66	$0.85	$3.40

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012. In conducting its evaluation, our management used the criteria set forth by the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.
Our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Capella Education Company

We have audited Capella Education Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Capella Education Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Capella Education Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capella Education Company as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Minneapolis, Minnesota
February 21, 2013

Item 9B.	Other Information
None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the 2012 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2012. Except for those portions specifically incorporated in this Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10.	Directors, Executive Officers, and Corporate Governance

Executive Officers of the Registrant
Set forth below is certain information concerning our executive officers and persons chosen to become executive officers:

Name	Age	Position
Sally B. Chial	52	Senior Vice President, Human Resources
J. Kevin Gilligan	58	Chief Executive Officer
Scott Kinney	51	President, Capella University
Steven L. Polacek	53	Senior Vice President and Chief Financial Officer
Gregory W. Thom	56	Senior Vice President, General Counsel and Secretary
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
Scott Kinney joined our company in January 2012 as Capella University President. Prior to joining Capella, he served as president of West Education Group at Thomson Reuters Corporation from 2010 until 2011. Previously, Mr. Kinney served as president of FindLaw at Thomson Reuters Corporation from 2004 to 2007. Prior to that, he was an executive vice president at CBS MarketWatch from 1998 until 2004 and worked at The Boston Consulting Group from 1989 until 1998. Mr. Kinney earned an A.B. from Dartmouth College and an M.B.A. from the Stanford University Graduate School of Business.
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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
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
Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2011.
3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 11, 2006.
3.2	Second Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2008.
4.1	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 19, 2006.
10.1*	Capella Education Company 2005 Stock Incentive Plan as amended.	Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 3, 2005.
10.2*	Forms of Option Agreements for the Capella Education Company 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.
10.3*	Form of Restricted Stock Agreement for the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
10.4*	Form of Restricted Stock Unit Agreement (Employee) under the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2009.
10.5*	Form of Restricted Stock Unit Agreement (Non-Employee Director) under the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2009.

Exhibit Number	Description	Method of Filing
10.6*	Capella Education Company 1999 Stock Option Plan, as amended.	Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
10.7*	Form of Non-Statutory Stock Option Agreement (Director) for the Capella Education Company 1999 Stock Option Plan.	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
10.8*	Form of Non-Statutory Stock Option Agreement (Employee) for the Capella Education Company 1999 Stock Option Plan.	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
10.9*	Form of Incentive Stock Option Agreement for the Capella Education Company 1999 Stock Option Plan.	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
10.10*	Capella Education Company Executive Severance Plan, as amended.	Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
10.11*	Capella Education Company Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 3, 2005.
10.12	Office Lease, dated as of February 23, 2004, by and between the Registrant and 601 Second Avenue Limited Partnership.	Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
10.13	Memorandum of Lease, dated as of March 10, 2004, by and between the Registrant and 601 Second Avenue Limited Partnership.	Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
10.14*	Form of Performance Vesting Option Agreement (Annual Incentive Plan for Management Employees—2006) for the Capella Education Company 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.27 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.
10.15	First Amendment to Lease, dated as of May 16, 2006, by and between the Registrant and 601 Second Avenue Limited Partnership.	Incorporated by reference to Exhibit 10.36 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.
10.16	Letter Agreement, dated July 5, 2006, between the Registrant and ASB Minneapolis 225 Holdings, LLC	Incorporated by reference to Exhibit 10.37 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.
10.17	Second Amendment to Lease, dates as of March 17, 2008, by and between the Registrant and Minneapolis 225 Holdings, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
10.18	Third Amendment to Lease, dates as of June 10, 2009, by and between the Registrant and Minneapolis 225 Holdings, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
10.19	Fourth Amendment to Lease, dated as of May 14, 2010, by and between the Registrant and Minneapolis 225 Holdings, LLC.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
10.20	Fifth Amendment to Lease, dated as of August 29, 2011, by and between the Registrant and Minneapolis 225 Holdings, LLC.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
10.21*	Amendment No. 1 to Capella Education Company 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.42 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2006.
10.22*	Capella Education Company Senior Executive Severance Plan, as amended.	Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
10.23*	Employment Agreement between Capella Education Company and J. Kevin Gilligan, dated January 20, 2009.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2009.

Exhibit Number	Description	Method of Filing
10.24*	Capella Education Company Incentive Bonus Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
10.25
Credit Agreement dated September 30, 2011, among Capella Education Company, identified therein as the Borrower; Bank of America, N.A. as Administrative Agent; Merrill Lynch, Pierce, Fenner & Smith as the lead Arranger; and certain other lenders (the “Credit Agreement”).
Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
10.26*	Form of Restricted Stock Unit Agreement (Director) (for use commencing in 2012) for the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
10.27*	Form of Restricted Stock Unit Agreement (16(b) Officer) (for use commencing in 2012) for the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
10.28*	Form of Non-Statutory Stock Option Agreement (16(b) Officer) (for use commencing in 2012) for the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
10.29*	Capella Education Company Incentive Bonus Plan, as amended	Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
10.30*	2013 Form of Non-Statutory Option Agreement (Section 16(b) Officers)	Filed electronically.
21	Subsidiaries of the Registrant.	Filed electronically.
23	Consent of Ernst & Young LLP.	Filed electronically.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.
EX-101.INS	XBRL Instance Document(1)	Filed electronically.
EX-101.SCH	XBRL Taxonomy Extension Schema Document(1)	Filed electronically.
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)	Filed electronically.
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)	XBRL Taxonomy Extension Definition Linkbase Document(1)
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)	Filed electronically.
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)	Filed electronically.

*	Management contract or compensatory plan or arrangement.

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

CAPELLA EDUCATION COMPANY
Schedule II—Valuation and Qualifying Accounts
Fiscal Years 2012, 2011, and 2010

	Beginning Balance	Acquisition	Additions Charged to Expense	Deductions(a)	Ending Balance
	(In thousands)
Allowance for doubtful accounts for the years ended:
December 31, 2012	$5,789	$—	$17,310	$(16,868)	$6,231
December 31, 2011	$3,783	$776	$10,565	$(9,335)	$5,789
December 31, 2010	$2,362	$—	$8,744	$(7,323)	$3,783

	Beginning Balance	Acquisition	Additions Charged to Expense (b)	Deductions	Ending Balance
	(In thousands)
Valuation allowance for the year ended:
December 31, 2012	$—	$—	$700	$—	$700

(a)	Allowance for doubtful accounts deductions include write-offs of accounts receivable.

(b)	Valuation allowance addition includes establishment of valuation allowance on foreign net deferred tax assets primarily related to net operating losses.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPELLA EDUCATION COMPANY
(Registrant)
Date:	February 21, 2013	/S/ J. KEVIN GILLIGAN
J. Kevin Gilligan
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

SIGNATURES	TITLE	DATE

/s/ J. KEVIN GILLIGAN	Chairman and Chief Executive Officer (Principal Executive Officer)	February 21, 2013
J. Kevin Gilligan

/s/ STEVEN L. POLACEK	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2013
Steven L. Polacek

/s/ MICHAEL A. LINTON	Director	February 21, 2013
Michael A. Linton

/s/ MICHAEL L. LOMAX	Director	February 21, 2013
Michael L. Lomax

/s/ JODY G. MILLER	Director	February 21, 2013
Jody G. Miller

/s/ HILARY PENNINGTON	Director	February 21, 2013
Hilary Pennington

/s/ STEPHEN G. SHANK	Director	February 21, 2013
Stephen G. Shank

/s/ ANDREW M. SLAVITT	Director	February 21, 2013
Andrew M. Slavitt

/s/ DAVID W. SMITH	Director	February 21, 2013
David W. Smith

/s/ JEFFREY W. TAYLOR	Director	February 21, 2013
Jeffrey W. Taylor

/s/ DARRELL R. TUKUA	Director	February 21, 2013
Darrell R. Tukua