Form 10-Q
period 2013-03-31
CAPELLA EDUCATION CO
filed 2013-04-23
CIK 1104349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock outstanding as of April 18, 2013 was 12,392,860.

CAPELLA EDUCATION COMPANY
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CAPELLA EDUCATION COMPANY
Consolidated Balance Sheets
(In thousands, except par value)

	As of March 31, 2013	As of December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$105,484	$93,220
Marketable securities	22,366	22,279
Accounts receivable, net of allowance of $6,026 at March 31, 2013 and $6,231 at December 31, 2012	16,679	15,900
Prepaid expenses and other current assets	8,834	11,124
Deferred income taxes	3,484	3,481
Total current assets	156,847	146,004
Property and equipment, net	43,784	45,240
Goodwill	16,925	16,970
Intangibles, net	4,204	4,674
Total assets	$221,760	$212,888
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,229	$5,798
Accrued liabilities	30,030	26,392
Deferred revenue	9,868	9,651
Total current liabilities	46,127	41,841
Deferred rent	3,561	4,150
Other liabilities	1,763	6,425
Deferred income taxes	7,948	8,370
Total liabilities	59,399	60,786

Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares — 100,000; Issued and Outstanding shares — 12,393 at March 31, 2013 and December 31, 2012	124	124
Additional paid-in capital	99,205	97,716
Accumulated other comprehensive income (loss)	92	(22)
Retained earnings	62,940	54,284
Total shareholders’ equity	162,361	152,102
Total liabilities and shareholders’ equity	$221,760	$212,888

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Revenues	$105,242	$109,400
Costs and expenses:
Instructional costs and services	46,967	48,433
Marketing and promotional	25,501	25,422
Admissions advisory	6,771	7,688
General and administrative	10,828	9,920
Total costs and expenses	90,067	91,463
Operating income	15,175	17,937
Other income (expense), net	(200)	(43)
Income before income taxes	14,975	17,894
Income tax expense	6,220	6,787
Net income	8,755	11,107
Net loss attributable to noncontrolling interest	—	186
Net income attributable to Capella Education Company	$8,755	$11,293
Net income attributable to Capella Education Company per common share:
Basic	$0.71	$0.82
Diluted	$0.70	$0.82
Weighted average number of common shares outstanding:
Basic	12,393	13,714
Diluted	12,478	13,783

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Net income	$8,755	$11,107
Net loss attributable to noncontrolling interest	—	186
Net income attributable to Capella Education Company	8,755	11,293
Other comprehensive income (loss):
Foreign currency translation gain (loss)	111	10
Unrealized gains (losses) on available for sale securities, net of tax	3	(101)
Comprehensive income attributable to Capella Education Company	$8,869	$11,202

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Operating activities
Net income	$8,755	$11,107
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	3,721	3,509
Depreciation and amortization	7,130	7,221
Amortization of investment discount/premium	116	271
Impairment of property and equipment	77	956
Loss on disposal of property and equipment	—	50
Share-based compensation	1,582	1,115
Excess tax benefits from share-based compensation	(4)	(34)
Deferred income taxes	(440)	(266)
Changes in operating assets and liabilities:
Accounts receivable	(4,517)	(2,440)
Prepaid expenses and other current assets	1,860	3,475
Accounts payable and accrued liabilities	(233)	(8,078)
Income tax payable	424	3,205
Deferred rent	(589)	(124)
Deferred revenue	261	(108)
Net cash provided by operating activities	18,143	19,859
Investing activities
Capital expenditures	(5,600)	(5,580)
Proceeds from the sale of property and equipment	—	303
Purchases of marketable securities	(6,582)	—
Sales and maturities of marketable securities	6,385	19,065
Net cash provided by (used in) investing activities	(5,797)	13,788
Financing activities
Excess tax benefits from share-based compensation	4	34
Net proceeds from exercise of stock options	71	230
Repurchases of common stock	(132)	(12,935)
Net cash used in financing activities	(57)	(12,671)
Effect of foreign exchange rates on cash	(25)	(8)
Net increase in cash and cash equivalents	12,264	20,968
Cash and cash equivalents at beginning of period	93,220	61,977
Cash and cash equivalents at end of period	$105,484	$82,945
Supplemental disclosures of cash flow information
Income taxes paid	$6,243	$3,836
Noncash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$210	$634

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

Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company's consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes included in its Annual Report on Form
10-K for the fiscal year ended December 31, 2012 (2012 Annual Report on Form 10-K).

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

Refer to the Company’s “Summary of Significant Accounting Policies” footnote included in its 2012 Annual Report on Form 10-K for a complete summary of the Company’s significant accounting policies.

3. Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, which is included in ASC 220, Comprehensive Income. This update improves the reporting of reclassifications out of accumulated other comprehensive income. The guidance is effective for the Company's interim and annual reporting periods beginning January 1, 2013, and applied prospectively. The adoption of this guidance did not have a material impact on the Company's financial condition, results of operations, or disclosures.

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
The following table presents a reconciliation of the numerator and denominator in the basic and diluted net income attributable to Capella Education Company per common share calculation, in thousands, except per share data:

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income attributable to Capella Education Company	$8,755	$11,293
Denominator:
Denominator for basic net income attributable to Capella Education Company per common share— weighted average shares outstanding	12,393	13,714
Effect of dilutive stock options and restricted stock	85	69
Denominator for diluted net income attributable to Capella Education Company per common share— weighted average shares outstanding	12,478	13,783
Basic net income attributable to Capella Education Company per common share	$0.71	$0.82
Diluted net income attributable to Capella Education Company per common share	$0.70	$0.82
Options to purchase 0.7 million and 0.6 million common shares were outstanding, but not included in the computation of diluted net income per common share in the three months ended March 31, 2013 and 2012, respectively, because their effect would be antidilutive.

5. Marketable Securities

The following is a summary of available-for-sale securities, in thousands:

	As of March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$22,345	$25	$(4)	$22,366
Total	$22,345	$25	$(4)	$22,366

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$22,263	$25	$(9)	$22,279
Total	$22,263	$25	$(9)	$22,279

The unrealized gains and losses on the Company’s investments in municipal securities as of March 31, 2013 and December 31, 2012 were caused by changes in market values primarily due to interest rate changes. All of the Company's securities in an unrealized loss position as of March 31, 2013 had been in an unrealized loss position for less than twelve months. The Company intends to hold these securities until maturity and the possibility that the Company will be required to sell these securities prior to the recovery of their amortized cost basis is remote. No other-than-temporary impairment charges were recorded during the three months ended March 31, 2013 and 2012.
The following table summarizes the remaining contractual maturities of the Company’s marketable securities, in thousands:

	As of March 31, 2013	As of December 31, 2012
Due within one year	$4,188	$7,929
Due after one year through five years	18,178	14,350
Total	$22,366	$22,279

The following table summarizes the proceeds from the maturities of available-for-sale securities, in thousands:

	Three Months Ended March 31,
	2013	2012
Maturities of tax-exempt marketable securities	$6,385	$19,065
Total	$6,385	$19,065

The Company did not record any gross realized gains or gross realized losses in net income during the three months ended March 31, 2013 and 2012. Additionally, there were no proceeds from the sales of marketable securities during the three months ended March 31, 2013 and 2012.

6. Fair Value Measurements

The following tables summarize certain information for assets and liabilities measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements as of March 31, 2013 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$47,695	$47,695	$—	$—
Money market funds	34,534	34,534	—	—
Variable rate demand notes	23,255	23,255	—	—
Marketable securities:
Tax-exempt municipal securities	22,366	—	22,366	—
Total assets at fair value on a recurring basis:	$127,850	$105,484	$22,366	$—

Liabilities:
Accrued liabilities:
RDI contingent consideration	$6,306	$—	$—	$6,306
Total liabilities at fair value on a recurring basis:	$6,306	$—	$—	$6,306

	Fair Value Measurements as of December 31, 2012 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$21,122	$21,122	$—	$—
Money market funds	643	643	—	—
Variable rate demand notes	71,455	71,455	—	—
Marketable securities:
Tax-exempt municipal securities	22,279	—	22,279	—
Total assets at fair value on a recurring basis:	$115,499	$93,220	$22,279	$—

Liabilities:
Other liabilities:
RDI contingent consideration	$6,252	$—	$—	$6,252
Total liabilities at fair value on a recurring basis:	$6,252	$—	$—	$6,252

The Company measures cash and cash equivalents at fair value primarily using real-time quotes for transactions in active exchange markets involving identical assets. The Company’s marketable securities are classified within Level 2 and are valued using readily available pricing sources for comparable instruments utilizing market observable inputs. The Company does not hold securities in inactive markets. The Company did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2013 and 2012.

Level 3 Measurements

RDI Contingent Consideration

In connection with the acquisition of RDI, the Company is required to make an additional payment contingent on whether RDI is awarded Taught Degree Awarding Powers (TDAP) by the British government. Refer to Note 14 of the Company's 2012 Annual Report on Form 10-K for additional details regarding the acquisition of RDI. As the contingent consideration is classified as a liability, ASC 805 Business Combinations (ASC 805) requires that the Company re-measure the liability at fair value at each reporting date until it is extinguished. As such, the Company classified the RDI contingent consideration liability within Level 3 of the fair value measurement hierarchy.

The fair value of the RDI contingent consideration as of March 31, 2013 was determined using the discounted cash flow approach and was based on the present value of the probability-weighted expected cash flows based on the Company's estimates of the timing and probability of RDI being awarded TDAP. The discount rate reflects the risk of a market participant who holds the corresponding asset. To estimate the discount rate, the Company considered the market participant weighted average cost of capital of the business risk associated with RDI being awarded TDAP. The discount rate was then adjusted to incorporate risk-free rates and costs of debt for a term commensurate with the term in which the payment is expected to be made, as well as the low probability risk of the contingent consideration payments not being made.

The fair value measurement of the RDI contingent consideration encompasses the following significant unobservable inputs:

Unobservable Inputs	Range
Weighted average cost of capital	5%
Timing of cash flows	0 - 27 months
Probability of TDAP achievement	100%

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

The following table presents a reconciliation of the fair value of the RDI contingent consideration, in thousands:

Balance, December 31, 2012	$6,252
Accretion of RDI contingent consideration liability	54
Balance, March 31, 2013	$6,306

The increase in the fair value of the RDI contingent consideration liability was recorded in other income (expense), net in the consolidated statements of income during the three months ended March 31, 2013 and 2012. The fair value of the RDI contingent consideration liability was recorded in accrued liabilities and other liabilities in the consolidated balance sheets as of March 31, 2013 and December 31, 2012, respectively.

7. Accrued Liabilities

Accrued liabilities consist of the following, in thousands:

	As of March 31, 2013	As of December 31, 2012
Accrued compensation and benefits	$5,332	$9,165
Accrued instructional	5,533	6,172
Accrued vacation	1,613	1,112
RDI contingent consideration	6,306	—
Other	11,246	9,943
Total	$30,030	$26,392

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

The following presents the Company's future minimum lease commitments as of March 31, 2013, in thousands:

2013	$4,918
2014	6,471
2015	6,516
2016	6,552
2017	6,690
2018 and thereafter	5,596
Total	$36,743

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

The Credit Agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Failure to comply with the covenants contained in the Credit Agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. As of March 31, 2013, there were no borrowings under the credit facility and the Company was in compliance with all debt covenants.

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

9. Share Repurchase Program

The Company announced its current share repurchase program in July 2008. The Board of Directors authorizes repurchases of outstanding shares of common stock from time to time depending on market conditions and other considerations. A summary of the Company’s comprehensive share repurchase activity from the program's commencement through March 31, 2013, all of which was part of its publicly announced program, is presented below, in thousands:

Board authorizations:
July 2008	$60,000
August 2010	60,662
February 2011	65,000
December 2011	50,000
Total amount authorized	235,662
Total value of shares repurchased	227,517
Residual authorization	$8,145

During the three months ended March 31, 2013, the Company repurchased approximately four thousand shares for total consideration of $0.1 million, excluding commissions. The Company repurchased 0.3 million shares for total consideration of $12.9 million, excluding commissions, during the three months ended March 31, 2012. As of March 31, 2013, the Company had purchased an aggregate of 5.2 million shares under the program’s outstanding authorizations at an average price per share of $43.77 totaling $227.5 million.

10. Acquisitions

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

11. Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income, in thousands:

	Foreign Currency Translation (Loss) Gain	Unrealized Gains on Marketable Securities	Accumulated Other Comprehensive (Loss) Income (1)
Beginning balance, December 31, 2012	$(32)	$10	$(22)
Current period change	111	3	114
Ending balance, March 31, 2013	$79	$13	$92

(1)	Accumulated other comprehensive (loss) income is presented net of $8 thousand and $6 thousand of taxes as of March 31, 2013, and December 31, 2012, respectively.

12. Regulatory Supervision and Oversight

Political and budgetary concerns significantly affect the Title IV Programs. Congress reauthorizes the Higher Education Act (HEA) and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in August 2008. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of March 31, 2013, programs in which the University's learners participate are operative and sufficiently funded.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as updated in our subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this or other Quarterly Reports on Form 10-Q. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC.

Executive Overview
We are an online postsecondary education services company. As of March 31, 2013, our wholly owned subsidiaries included the following:

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

We believe we have the right operating strategies in place to continually differentiate ourselves in our markets and drive growth by supporting learner success, producing affordable degrees, expanding our comprehensive marketing strategy, serving a broader set of our learner's professional needs and establishing new growth platforms. Technology and the talent of our faculty and employees enable these strategies. We believe these strategies and enablers will allow us to continue to deliver high quality, affordable education, resulting in continued growth over the long-term. We will continue to invest in these enablers to strengthen the foundation and future of our business.

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

•	Providing timely and clear information to our learners, faculty, advisors and staff to help learners persist and successfully complete their programs;

•	Optimizing our marketing approaches to increase emphasis on attracting learners who are more likely to persist in our programs;

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

As a result of these initiatives, early cohort persistence improved by approximately five percent during the first quarter of 2013, compared to the same period in the prior year. Early cohort persistence measures the four-quarter weighted moving average new cohort persistence rate, since that is where our learner success strategy is primarily focused. Although these early results have been positive, we expect some of these initiatives will adversely impact our new and active enrollment, revenue, and operating margins in the near term. We believe these efforts are in the best interest of our learners and over the long-term will improve learner success and lifetime revenue, which, in turn, positions us for more sustainable long-term growth.

•
Comprehensive marketing strategy. Our strategic shift from a demand driven strategy towards a comprehensive marketing strategy, which is focused on building relationships with prospective learners early in the decision cycle, reinforces our commitment to quality inquiries by:

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

According to our research, we have seen positive trends in awareness and consideration of Capella University as an educational option for our target prospects. This shift, supported by other relationship marketing efforts, has also resulted in improved conversion rates of prospective learners. However, inquiry volume has not yet fully replaced previous levels.

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

In July 2011, we acquired RDI to access the fast-growing international higher education market. RDI has a presence in the UK and certain other countries. Although we believe the acquisition will have a positive impact on our revenue growth, RDI was dilutive to our earnings in the first quarter of 2013, and is expected to be dilutive to our earnings throughout the remainder of 2013.

•
New enrollment growth. Overall, new enrollments grew approximately 8.2 percent in the first quarter of 2013 compared to a decline of approximately 4.9 percent in the first quarter of 2012. New enrollment growth in the first quarter of 2013 was led by our master's and bachelor's programs.

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

Regulatory Environment
The following summarizes significant regulatory matters applicable to our business. For a more detailed discussion of the regulatory environment and related risks, refer to Part 2, Item 7, Key Trends, Developments and Challenges, and Regulatory Environment in our 2012 Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

•
Announcement of New Rulemaking by the U.S. Department of Education. On April 15, 2013 the Department announced its intent to establish a negotiated rulemaking committee covering the following areas: Title IV Federal Student Aid; changes to the definition of “adverse credit” for borrowers in the Federal Direct PLUS Loan program; state authorization pertaining to distance and correspondence education; state authorization for foreign locations of institutions; clock-to-credit hour conversions; gainful employment; and changes made to the Violence Against Women Act. The Department announced it will hold three public hearings in May 2013 for interested parties to provide comments on these topics with negotiations beginning in September 2013. The Department indicated that this proposed rulemaking would be part of a series of rulemakings to achieve a long-term agenda in higher education focused on: access, affordability, academic quality and completion. Any rulemaking committees that are established and begin negotiations in September 2013 will not likely meet the November 1, 2013 publication deadline for a July 1, 2014 effective date. Therefore, the earliest effective date for regulations coming out of this round of rulemaking would be July 1, 2015.

•
Rulemaking by the U.S. Department of Education. In 2010, the DOE issued new Title IV program integrity rules that address numerous topics, including the adoption of a definition of “gainful employment” for purposes of the requirement for Title IV student financial aid that a program of study offered by a proprietary institution prepare learners for gainful employment in a recognized occupation.

On June 30, 2012, one day before the regulation was scheduled to take legal effect, the U.S. District Court for the District of Columbia vacated the Gainful Employment “debt measures” regulation in its entirety, largely on grounds that the loan repayment rate aspect of the regulations was arbitrary and capricious. Although the District Court vacated the debt measures regulation - including the loan repayment and debt-to-income metrics promulgated by the Department to assess whether a program prepared students for gainful employment - and the related institutional reporting requirements and new program approval regulations, the Gainful Employment program disclosure requirements that took effect July 1, 2011 were left intact. On July 30, 2012 the Department filed a motion with the District Court to reinstate the requirement that institutions report information used to calculate student loan-repayment rates and debt-to-income ratios. On March 20, 2013 the District Court denied the Department's request to amend the June 30, 2012 decision vacating the Gainful Employment rules. The Court largely relied upon provisions within the Higher Education Act (HEA) that expressly prohibit the maintenance of a Federal database of personally identifiable information on individual students, unless necessary for the operation of certain HEA programs (such as the National Student Loan Data Systems (NSLDS), which was authorized by statute). The Court rejected the Department's argument that it is allowed significant leeway or deference in expanding the information that is collected within NSLDS. The Court stated that the purpose of NSLDS is to collect information regarding grants and loans made to students under various Federal programs. The Court further stated that the overall purpose of NSLDS has never been to collect information regarding students who do not receive Federal Student Aid, that such an expansion of the database was contrary to the HEA, and that the Department is prohibited from creating a student record unit system of information on all students in Gainful Employment programs. The Court's decision means that even if the Department were able to alter the Gainful Employment metrics regarding graduates' loan repayment rates and debt levels in a manner that was acceptable to the Court, this decision's holding that the Department cannot maintain a student record system for students in Gainful Employment programs appears to make it extremely difficult, if not impossible, for the Department to collect the data needed to implement and enforce the Gainful Employment Regulations.

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

•
Minnesota Office of Higher Education Student Debt Information Request. The Minnesota Office of Higher Education (MOHE) is developing state level metrics related to Average Student Loan Debt. The data request was sent to all schools located within the state. The final report will be published by institution and sector (public 2-

year, public 4-year, private not-for-profit, and private for-profit) covering average educational loan debt (excluding PLUS loans) of degree recipients by award level for 2009-2010. The student loan debt is debt from all sources (federal, state, institution, private) known to the institution. We are working with MOHE on this request. The date for the report to be published has not been determined.

•
Student Loan Cohort Default Rates. To remain eligible to participate in Title IV programs, an educational institution's student loan cohort default rates must remain below certain specified levels. Under current regulations, an educational institution will lose its eligibility to participate in Title IV programs if its two-year measuring period student loan cohort default rate equals or exceeds 25% for three consecutive cohort years, or 40% for any given year. Capella University's two-year cohort default rates for the 2010 and 2009 cohorts are 7.0% and 6.6%, respectively. This increase is primarily due to the overall economic environment, and an increased percentage of Capella University learners enrolled in a bachelor's program, who generally have a higher default rate compared to graduate learners. During the first quarter of 2013, the 2011 two-year draft cohort default rates were released by the DOE. Capella University's 2011 two-year draft cohort default rate is 10.3%. The 2011 two-year draft rate will be finalized in September 2013.

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

If an institution's three-year cohort default rates for the 2009 and 2010 cohorts exceed 30%, the institution may be subject to provisional certification imposing various additional requirements for participation in Title IV programs. Beginning with the three-year cohort default rate for the 2011 cohort published in September 2014, the three-year rates will be applied for purposes of measuring compliance with the requirements. If the three-year cohort default rate for the 2011 cohort exceeds 40%, the institution will cease to be eligible to participate in Title IV programs, and if the institution's three-year cohort default rate exceeds 30% for three consecutive years, beginning with the 2009 cohort, the institution will cease to be eligible to participate in Title IV programs. The Department has published, for informational purposes, “trial rates” to assist institutions in understanding the impact of the new three-year cohort default rate calculation. Capella University's three-year cohort default rate for the 2009 cohort is 9.7%, and its trial three-year cohort default rate for the 2008 cohort is 6.5%. This increase is primarily due to the overall economic environment, and an increased percentage of Capella University learners enrolled in a bachelor's program, who generally have a higher default rate compared to graduate learners. During the first quarter of 2013, the 2010 three-year draft cohort default rates were released by the DOE. Capella University's 2010 three-year draft cohort default rate is 10.9%. The 2010 three-year draft rate will be finalized in September 2013.

Critical Accounting Policies and Use of Estimates
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. During the three months ended March 31, 2013, there have been no significant changes to our critical accounting policies.

Results of Operations
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the three months ended March 31, 2013:

	Three Months Ended March 31,
	$ (in thousands, unaudited)		$ Change	% Change	% of Revenue
	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
Revenues	$105,242	$109,400	$(4,158)	(3.8)%	100.0%	100.0%	0.0%
Costs and expenses:
Instructional costs and services	46,967	48,433	(1,466)	(3.0)	44.6	44.3	0.3
Marketing and promotional	25,501	25,422	79	0.3	24.2	23.2	1.0
Admissions advisory	6,771	7,688	(917)	(11.9)	6.4	7.0	(0.6)
General and administrative	10,828	9,920	908	9.2	10.3	9.1	1.2
Total costs and expenses	90,067	91,463	(1,396)	(1.5)	85.6	83.6	1.9
Operating income	15,175	17,937	(2,762)	(15.4)	14.4	16.4	(2.0)
Other income (expense), net	(200)	(43)	(157)	365.1	(0.2)	—	(0.2)
Income before income taxes	14,975	17,894	(2,919)	(16.3)	14.2	16.4	(2.2)
Income tax expense	6,220	6,787	(567)	(8.4)	5.9	6.2	(0.3)
Effective tax rate	41.5%	37.9%
Net income	8,755	11,107	(2,352)	(21.2)	8.3	10.2	(1.9)
Net loss attributable to noncontrolling interest	—	186	(186)	(100.0)	—	0.1	(0.1)
Net income attributable to Capella Education Company	$8,755	$11,293	$(2,538)	(22.5)%	8.3%	10.3%	(2.0)%

Revenues. The decrease in revenues compared to the same quarter in the prior year was primarily related to a 3.1 percent decrease in total Capella University enrollments at March 31, 2013 compared to the same period in 2012, a larger proportion of bachelor's and certificate learners who generate less revenue per learner than our master's and doctoral learners, and an increase in tuition grants to support our initiatives to improve learner success. This decrease was slightly offset by growth in our new market platforms, and Capella University price increases. Capella University tuition increases in 2013 averaged approximately two percent and were implemented in July 2012.
Instructional costs and services expenses. Instructional costs and services expense decreased compared to the same quarter in the prior year primarily due to an impairment charge related to property and equipment in the prior year's first quarter, and a decrease in depreciation expense as a result of our enterprise resource planning system becoming fully depreciated in the prior year.
Instructional costs and services expense as a percent of revenue increased slightly compared to the same quarter in the prior year primarily due to increased expenses related to our diversification efforts, cohort retention initiatives, and an increase in bad debt expense due to a larger proportion of bachelor's learners who generally have a higher default rate compared to graduate learners. These increases were partially offset by an impairment charge related to property and equipment in the prior year's first quarter, and a decrease in depreciation expense as a result of our enterprise resource planning system becoming fully depreciated in the prior year.
Marketing and promotional expenses. Marketing and promotional expense, and marketing and promotional expense as a percent of revenue, increased compared to the same quarter in the prior year primarily due to increased investments in RDI's marketing platform, depreciation expense as a result of investments in strategic initiatives throughout 2012, and information technology expense related to the visitor center. These increases were partially offset by efficiencies gained in our Capella University marketing efforts through utilization of a more balanced approach as we continue to optimize our relationship-based and brand marketing model.
Admissions advisory expenses. Admissions advisory expenses, and admissions advisory expenses as a percent of revenue, decreased compared to the same quarter in the prior year primarily due to higher information technology expenses in the prior year associated with enterprise wide foundational upgrades and strategic initiatives, and increased staff productivity in 2013.
General and administrative expenses. General and administrative expenses, and general and administrative expenses as a percent of revenue, increased compared to the same quarter in the prior year primarily as a result of increased bonus expense, and investments in our new market platforms.

Other income (expense), net. Other income (expense), net was $0.2 million of expense for the three months ended March 31, 2013, and $43 thousand of expense for the three months ended March 31, 2012. The increase in expense compared to the same quarter in the prior year was primarily due to reduced interest income levels as a result of lower average marketable securities balance in 2013.
Income tax expense. The increase in our effective tax rate compared to the same quarter in the prior year was a result of our inability to utilize the foreign operating losses which are subject to a full valuation allowance as well as a decrease in the favorable impact of tax exempt interest.
Net income. Net income decreased due to the factors discussed above.

Liquidity and Capital Resources

Liquidity
We financed our operating activities and capital expenditures during the three months ended March 31, 2013 and 2012 primarily through cash provided by operating activities. Our cash, cash equivalents and marketable securities were $127.9 million and $115.5 million at March 31, 2013 and December 31, 2012, respectively.

On September 30, 2011, we entered into an unsecured revolving credit agreement (the Credit Agreement) with Bank of America, N.A., and certain other lenders. The Credit Agreement provides $100.0 million of borrowing capacity, with an increase option of an additional $50.0 million. The Credit Agreement term ends September 30, 2016. As of March 31, 2013, there were no borrowings under the credit facility and we were in compliance with all debt covenants.

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

Operating Activities
Net cash provided by operating activities was $18.1 million and $19.9 million for the three months ended March 31, 2013 and 2012, respectively. The decrease was primarily due to a decrease in net income, partially offset by the effects of changes in operating assets and liabilities.

Investing Activities
Net cash used in investing activities is primarily related to the purchase or maturity of investments in marketable securities and investments in property and equipment. Net cash used in investing activities was $5.8 million for the three months ended March 31, 2013. Net cash provided by investing activities was $13.8 million for the three months ended March 31, 2012.

Cash used in investing activities for the three months ended March 31, 2013 consisted primarily of purchases of tax-exempt municipal securities and investments in property and equipment, which were partially offset by maturities of marketable securities. Net purchases and maturities of marketable securities were $0.2 million during the three months ended March 31, 2013, and net maturities of marketable securities were $19.1 million during the three months ended March 31, 2012. The maturities of marketable securities in 2012 were primarily held as cash and cash equivalents at March 31, 2012.

We believe the credit quality and liquidity of our investment portfolio as of March 31, 2013 is strong. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply/demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity. But even with this approach, we may incur investment losses as a result of unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Capital expenditures were $5.6 million for both the three months ended March 31, 2013 and 2012, which primarily consisted of investments in learner success initiatives and academic quality. Capital expenditures in 2013 also included enhancements to our visitor center.

We lease all of our facilities. We expect to make future payments on existing leases from cash generated from operations.

Financing Activities
Net cash used in financing activities was $0.1 million and $12.7 million for the three months ended March 31, 2013 and 2012, respectively. The decrease in net cash used is the result of a reduction in repurchases of our common stock. In the first three months of 2013, we repurchased $0.1 million of common stock under our repurchase program, excluding commissions. In the first three months of 2012, we repurchased $12.9 million of common stock, excluding commissions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk
The Company has no derivative financial instruments or derivative commodity instruments, and believes the risk related to cash equivalents and marketable securities is limited due to the adherence to its investment policy, which focuses on capital preservation and liquidity. In addition, all investments must have a minimum Standard & Poor’s rating of A minus (or equivalent) by at least one agency at the purchase date. All of the Company's cash equivalents and marketable securities as of March 31, 2013 and December 31, 2012 were rated BBB+ or higher by at least one rating agency. In addition, the Company utilizes money managers who conduct initial and ongoing credit analysis on its investment portfolio to monitor and minimize the potential impact of market risk associated with its cash, cash equivalents and marketable securities. Despite the investment risk mitigation strategies the Company employs, it may incur investment losses as a result of unusual and unpredictable market developments and may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. Unusual and unpredictable market developments may also create liquidity challenges for certain assets in the Company's investment portfolio.

Interest Rate Risk
The Company manages interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates, which are tied to various market indices. The Company's future investment income may fall short of expectations due to changes in interest rates or it may suffer losses in principal if it is forced to sell securities that have declined in market value due to changes in interest rates. At March 31, 2013, a 10% increase or decrease in interest rates would not have a material impact on the Company's future earnings, fair values, or cash flows.

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

Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of March 31, 2013, in ensuring that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the “Risk Factors” section as updated in the Company's Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended March 31, 2013, the Company used $0.1 million to repurchase shares of common stock under its repurchase program.(1) Its remaining authorization for common stock repurchases was $8.1 million at March 31, 2013. The following presents the Company's share repurchases during the quarter ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
1/1/2013 to 1/31/2013	—	$—	—	$8,276,990
2/1/2013 to 2/28/2013	3,214	31.24	3,214	8,176,589
3/1/2013 to 3/31/2013	1,000	31.66	1,000	8,144,925
Total	4,214	31.34	4,214	8,144,925

(1)
The Company announced its current share repurchase program in July 2008. As of March 31, 2013, the Company's Board of Directors has authorized repurchases up to an aggregate amount of $235.7 million in value of common stock under the current program. The Board of Directors authorizes the Company to repurchase outstanding shares of common stock, from time to time, depending on market conditions and other considerations. There is no expiration date on the repurchase authorizations and repurchases occur at the Company's discretion.

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
April 23, 2013
J. Kevin Gilligan Chief Executive Officer
(Principal Executive Officer)

/s/ Steven L. Polacek
April 23, 2013
Steven L. Polacek Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)