Form 10-Q
period 2013-06-30
CAPELLA EDUCATION CO
filed 2013-07-23
CIK 1104349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock outstanding as of July 18, 2013 was 12,392,860.

CAPELLA EDUCATION COMPANY
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CAPELLA EDUCATION COMPANY
Consolidated Balance Sheets
(In thousands, except par value)

	As of June 30, 2013	As of December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$107,581	$93,220
Marketable securities	37,228	22,279
Accounts receivable, net of allowance of $5,923 at June 30, 2013 and $6,231 at December 31, 2012	14,861	15,900
Prepaid expenses and other current assets	11,688	11,124
Deferred income taxes	3,486	3,481
Total current assets	174,844	146,004
Property and equipment, net	42,269	45,240
Goodwill	16,885	16,970
Intangibles, net	3,734	4,674
Total assets	$237,732	$212,888
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,562	$5,798
Accrued liabilities	35,714	26,392
Deferred revenue	9,451	9,651
Total current liabilities	51,727	41,841
Deferred rent	3,437	4,150
Other liabilities	2,190	6,425
Deferred income taxes	8,344	8,370
Total liabilities	65,698	60,786

Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares — 100,000; Issued and Outstanding shares — 12,393 at June 30, 2013 and December 31, 2012	124	124
Additional paid-in capital	100,005	97,716
Accumulated other comprehensive income (loss)	145	(22)
Retained earnings	71,760	54,284
Total shareholders’ equity	172,034	152,102
Total liabilities and shareholders’ equity	$237,732	$212,888

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)
Revenues	$103,693	$106,180	$208,935	$215,580
Costs and expenses:
Instructional costs and services	44,900	46,704	91,867	95,137
Marketing and promotional	24,101	25,437	49,602	50,859
Admissions advisory	6,727	7,482	13,498	15,170
General and administrative	10,500	8,501	21,328	18,421
Total costs and expenses	86,228	88,124	176,295	179,587
Operating income	17,465	18,056	32,640	35,993
Other income (expense), net	(25)	60	(225)	17
Income before income taxes	17,440	18,116	32,415	36,010
Income tax expense	7,018	6,704	13,238	13,491
Net income	10,422	11,412	19,177	22,519
Net loss attributable to noncontrolling interest	—	—	—	186
Net income attributable to Capella Education Company	$10,422	$11,412	$19,177	$22,705
Net income attributable to Capella Education Company per common share:
Basic	$0.84	$0.85	$1.55	$1.68
Diluted	$0.83	$0.85	$1.54	$1.67
Weighted average number of common shares outstanding:
Basic	12,394	13,369	12,394	13,541
Diluted	12,498	13,425	12,489	13,604

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)
Net income	$10,422	$11,412	$19,177	$22,519
Net loss attributable to noncontrolling interest	—	—	—	186
Net income attributable to Capella Education Company	10,422	11,412	$19,177	$22,705
Other comprehensive income (loss):
Foreign currency translation gain (loss)	77	(91)	188	(81)
Unrealized gains (losses) on available for sale securities, net of tax	(24)	(90)	(21)	(191)
Comprehensive income attributable to Capella Education Company	$10,475	$11,231	$19,344	$22,433

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2013	2012
	(Unaudited)
Operating activities
Net income	$19,177	$22,519
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	7,060	7,043
Depreciation and amortization	13,596	14,403
Amortization of investment discount/premium	308	475
Impairment of property and equipment	229	956
Loss on disposal of property and equipment	39	77
Share-based compensation	2,606	1,933
Excess tax benefits from share-based compensation	(66)	(37)
Deferred income taxes	(43)	(1,631)
Changes in operating assets and liabilities:
Accounts receivable	(6,044)	(5,154)
Prepaid expenses and other current assets	820	(54)
Accounts payable and accrued liabilities	6,189	(3,109)
Income tax payable	(1,486)	(2,766)
Deferred rent	(713)	(95)
Deferred revenue	(116)	1,069
Net cash provided by operating activities	41,556	35,629
Investing activities
Capital expenditures	(10,310)	(11,697)
Proceeds from the sale of property and equipment	—	303
Redemption of noncontrolling interest	—	(1,576)
Purchases of marketable securities	(22,426)	—
Sales and maturities of marketable securities	7,135	32,035
Net cash provided by (used in) investing activities	(25,601)	19,065
Financing activities
Excess tax benefits from share-based compensation	66	37
Net proceeds from exercise of stock options	524	244
Repurchases of common stock	(2,137)	(25,483)
Net cash used in financing activities	(1,547)	(25,202)
Effect of foreign exchange rates on cash	(47)	(6)
Net increase in cash and cash equivalents	14,361	29,486
Cash and cash equivalents at beginning of period	93,220	61,977
Cash and cash equivalents at end of period	$107,581	$91,463
Supplemental disclosures of cash flow information
Income taxes paid	$14,770	$18,014
Noncash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$207	$438

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Notes to Consolidated Financial Statements
(Unaudited)

1. Nature of Business

Capella Education Company (the Company) was incorporated on December 27, 1991, and is the parent company of its wholly owned subsidiaries, Capella University (the University), Resource Development International Limited (RDI), and Sophia Learning, LLC (Sophia). The University, founded in 1993, is an online postsecondary education services company offering a variety of bachelor's, master's and doctoral degree programs primarily delivered to working adults. The University is accredited by The Higher Learning Commission and is a member of the North Central Association of Colleges and Schools. In 2011, the Company acquired RDI, which is an independent provider of United Kingdom (UK) university distance learning qualifications that markets, develops and delivers programs worldwide via its offices and partners across Asia, North America, Africa and Europe. Sophia provides a social teaching and learning platform that integrates education with technology. On April 16, 2012, the Company acquired the remaining interest in Sophia which is now a wholly owned subsidiary as of that date. With the Company's focus on academic quality in an online delivery format, it has one reporting segment.

2. Summary of Significant Accounting Policies

Consolidation
The consolidated financial statements include the accounts of the Company, the University, RDI and its subsidiaries, and Sophia, after elimination of intercompany accounts and transactions. RDI operates on a fiscal year ending October 31, which is also the date used for consolidation.

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

Share-Based Compensation
The Company measures and recognizes compensation expense for share-based payment awards made to employees and directors, including employee stock options, restricted stock, and market stock units (MSUs) based on estimated fair values of the share award on the date of grant.

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

The Company recognizes share-based compensation expense for stock options and restricted stock unit awards using the straight-line method, over the period that the awards are expected to vest, which is also the service period, net of estimated forfeiture rates. The Company estimates expected forfeitures of share-based awards at the grant date and recognizes compensation cost only for those awards expected to vest.

In estimating expected forfeitures for stock options and restricted stock units, the Company analyzes historical forfeiture and termination information and considers how future rates are expected to differ from historical rates. The Company ultimately adjusts this forfeiture assumption to actual forfeitures. Any changes in the forfeiture assumptions do not impact the total amount of expense ultimately recognized over the vesting period. Instead, different forfeiture assumptions only impact the timing of expense recognition over the vesting period. If the actual forfeitures differ from management estimates, additional adjustments to compensation expense are recorded.

To calculate the estimated fair value of MSUs on the date of grant, the Company uses Monte Carlo simulation. The Monte Carlo simulation is based on the expected 90 day average market price of the Company's common stock prior to the vesting date to estimate the expected number of MSUs that will convert into common shares. Management's key assumptions include volatility, risk-free interest rate, and dividend yield.

The Company recognizes share-based compensation expense for MSU awards using the straight-line method, over the period that the awards are expected to vest. Compensation cost related to an award with a market condition will be recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

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

The Company has reviewed and considered all other recent accounting pronouncements and believes there are none that could potentially have a material impact on its financial condition, results of operations, or disclosures.

4. Net Income Attributable to Capella Education Company per Common Share

Basic net income attributable to Capella Education Company per common share is based on the weighted average number of shares of common stock outstanding during the period. Dilutive shares are computed using the Treasury Stock method and include the incremental effect of shares that would be issued upon the assumed exercise of stock options, vesting of restricted stock, and satisfaction of service conditions for market stock units.
The following table presents a reconciliation of the numerator and denominator in the basic and diluted net income attributable to Capella Education Company per common share calculation, in thousands, except per share data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to Capella Education Company	$10,422	$11,412	$19,177	$22,705
Denominator:
Denominator for basic net income attributable to Capella Education Company per common share— weighted average shares outstanding	12,394	13,369	12,394	13,541
Effect of dilutive stock options, restricted stock, and market stock units	104	56	95	63
Denominator for diluted net income attributable to Capella Education Company per common share— weighted average shares outstanding	12,498	13,425	12,489	13,604
Basic net income attributable to Capella Education Company per common share	$0.84	$0.85	$1.55	$1.68
Diluted net income attributable to Capella Education Company per common share	$0.83	$0.85	$1.54	$1.67

Options to purchase 0.7 million and 0.7 million common shares were outstanding, but not included in the computation of diluted net income per common share in the three months ended June 30, 2013 and 2012, respectively, because their effect would be antidilutive. Options to purchase 0.7 million and 0.6 million common shares were outstanding, but not included in the computation of diluted net income per common share in the six months ended June 30, 2013 and 2012, respectively, because their effect would be antidilutive.

5. Marketable Securities

The following is a summary of available-for-sale securities, in thousands:

	As of June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$37,246	$21	$(39)	$37,228
Total	$37,246	$21	$(39)	$37,228

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$22,263	$25	$(9)	$22,279
Total	$22,263	$25	$(9)	$22,279

The unrealized gains and losses on the Company’s investments in municipal securities as of June 30, 2013 and December 31, 2012 were caused by changes in market values primarily due to interest rate changes. All of the Company's securities in an unrealized loss position as of June 30, 2013 had been in an unrealized loss position for less than twelve months. The Company intends to hold these securities until maturity and the possibility that the Company will be required to sell these securities prior to the recovery of their amortized cost basis is remote. No other-than-temporary impairment charges were recorded during the three and six months ended June 30, 2013 and 2012.
The following table summarizes the remaining contractual maturities of the Company’s marketable securities, in thousands:

	As of June 30, 2013	As of December 31, 2012
Due within one year	$5,706	$7,929
Due after one year through five years	31,522	14,350
Total	$37,228	$22,279

The following table summarizes the proceeds from the maturities of available-for-sale securities, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Maturities of tax-exempt marketable securities	$750	$12,970	$7,135	$32,035
Total	$750	$12,970	$7,135	$32,035

The Company did not record any gross realized gains or gross realized losses in net income during the three and six months ended June 30, 2013 and 2012. Additionally, there were no proceeds from sales of marketable securities during the three and six months ended June 30, 2013 and 2012.

6. Fair Value Measurements

The following tables summarize certain information for assets and liabilities measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements as of June 30, 2013 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$40,893	$40,893	$—	$—
Money market funds	42,728	42,728	—	—
Variable rate demand notes	23,960	23,960	—	—
Marketable securities:
Tax-exempt municipal securities	37,228	—	37,228	—
Total assets at fair value on a recurring basis:	$144,809	$107,581	$37,228	$—

Liabilities:
Accrued liabilities:
RDI contingent consideration	$6,186	$—	$—	$6,186
Total liabilities at fair value on a recurring basis:	$6,186	$—	$—	$6,186

	Fair Value Measurements as of December 31, 2012 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$21,122	$21,122	$—	$—
Money market funds	643	643	—	—
Variable rate demand notes	71,455	71,455	—	—
Marketable securities:
Tax-exempt municipal securities	22,279	—	22,279	—
Total assets at fair value on a recurring basis:	$115,499	$93,220	$22,279	$—

Liabilities:
Other liabilities:
RDI contingent consideration	$6,252	$—	$—	$6,252
Total liabilities at fair value on a recurring basis:	$6,252	$—	$—	$6,252

The Company measures cash and cash equivalents at fair value primarily using real-time quotes for transactions in active exchange markets involving identical assets. The Company’s marketable securities are classified within Level 2 and are valued using readily available pricing sources for comparable instruments utilizing market observable inputs. The Company does not hold securities in inactive markets. The Company did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the six months ended June 30, 2013 and 2012.

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

The fair value of the RDI contingent consideration as of June 30, 2013 was determined using the discounted cash flow approach and based on the present value of the probability-weighted expected cash flows using estimates of the timing and probability of RDI being awarded TDAP. The discount rate reflects the risk of a market participant who holds the corresponding asset. To estimate the discount rate, the Company considered the weighted average cost of capital of the business risk associated with RDI being awarded TDAP. The discount rate was then adjusted to incorporate a risk-free rate and costs of debt for a term commensurate with the term in which the contingent consideration payment is expected to be made, as well as the low probability risk of the contingent consideration payments not being made.

The fair value measurement of the RDI contingent consideration encompasses the following significant unobservable inputs:

Unobservable Inputs	Range
Weighted average cost of capital	5%
Timing of cash flows	0 - 24 months
Probability of TDAP achievement	100%

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

The following table presents a reconciliation of the fair value of the RDI contingent consideration, in thousands:

Balance, December 31, 2012	$6,252
Decrease of RDI contingent consideration liability	(66)
Balance, June 30, 2013	$6,186

The change in the fair value of the RDI contingent consideration liability was recorded in other income (expense), net in the consolidated statements of income during the six months ended June 30, 2013 and 2012. The decrease in the fair value during the second quarter of 2013 was a result of revising the expected timing of RDI being awarded TDAP. The fair value of the RDI contingent consideration liability was recorded in accrued liabilities and other liabilities in the consolidated balance sheets as of June 30, 2013 and December 31, 2012, respectively.

7. Accrued Liabilities

Accrued liabilities consist of the following, in thousands:

	As of June 30, 2013	As of December 31, 2012
Accrued compensation and benefits	$8,796	$9,165
Accrued instructional	6,220	6,172
Accrued vacation	1,976	1,112
RDI contingent consideration	6,186	—
Other	12,536	9,943
Total	$35,714	$26,392

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

The following presents the Company's future minimum lease commitments as of June 30, 2013, in thousands:

2013	$3,281
2014	6,459
2015	6,520
2016	6,553
2017	6,688
2018 and thereafter	5,595
Total	$35,096

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

On January 4, 2012, RDI entered into an agreement to assign its lease in the UK to Glasgow Caledonian University (GCU) for the remainder of the lease term, which expires in May 2020. Under the terms of the agreement, GCU covenants to the Lessor that it will pay the remaining rents under the lease term. However, the Lessor required that RDI act as guarantor for GCU in the event GCU defaults under the lease. The Company believes default by GCU under the lease, and therefore any future payment by RDI under this arrangement, is remote.

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

The Credit Agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Failure to comply with the covenants contained in the Credit Agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. As of June 30, 2013, there were no borrowings under the credit facility and the Company was in compliance with all debt covenants.

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

9. Share Repurchase Program

The Company announced its current share repurchase program in July 2008. The Board of Directors authorizes repurchases of outstanding shares of common stock from time to time depending on market conditions and other considerations. A summary of the Company’s comprehensive share repurchase activity from the program's commencement through June 30, 2013, all of which was part of its publicly announced program, is presented below, in thousands:

Board authorizations:
July 2008	$60,000
August 2010	60,662
February 2011	65,000
December 2011	50,000
Total amount authorized	235,662
Total value of shares repurchased	229,520
Residual authorization	$6,142

The following table summarizes shares repurchased, in thousands:

	Six Months Ended June 30,
	2013	2012
Shares repurchased	55	709
Total consideration, excluding commissions	$2,135	$25,455

As of June 30, 2013, the Company had purchased an aggregate of 5.2 million shares under the program’s outstanding authorizations at an average price per share of $43.72 totaling $229.5 million.

10. Share-Based Compensation

The table below reflects the Company’s stock-based compensation expense recognized in the consolidated statements of income for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Instructional costs and services	$294	$241	$761	$539
Marketing and promotional	94	76	243	192
Admissions advisory	10	13	26	26
General and administrative	626	488	1,576	1,176
Share-based compensation expense included in operating income	1,024	818	2,606	1,933
Tax benefit from share-based compensation expense	379	305	964	721
Share-based compensation expense, net of tax	$645	$513	$1,642	$1,212

On May 7, 2013, the Company's Board of Directors approved an award in the form of MSUs to its Chairman and CEO, which are full-value shares that vest upon reaching a certain stock price at the end of a five-year service period. Refer to the Company's May 7, 2013 Current Report on Form 8-K for key terms and details of the award.

11. Acquisitions

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

12. Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income, in thousands:

	Foreign Currency Translation (Loss) Gain	Unrealized Gains (Loss) on Marketable Securities	Accumulated Other Comprehensive (Loss) Income (1)
Beginning balance, December 31, 2012	$(32)	$10	$(22)
Current period change	188	(21)	167
Ending balance, June 30, 2013	$156	$(11)	$145

(1)	Accumulated other comprehensive (loss) income is presented net of tax of $7 thousand and $6 thousand as of June 30, 2013 and December 31, 2012, respectively.

13. Regulatory Supervision and Oversight

Political and budgetary concerns significantly affect the Title IV Programs. Congress reauthorizes the Higher Education Act (HEA) and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in August 2008. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of June 30, 2013, programs in which the University's learners participate are operative and sufficiently funded.

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

Executive Overview
We are an online postsecondary education services company. As of June 30, 2013, our wholly owned subsidiaries included the following:

•	Capella University (the University) is a regionally accredited university that offers a variety of undergraduate and graduate degree programs primarily for working adults.

•
Resource Development International Limited (RDI) is an independent provider of United Kingdom (UK) university distance learning qualifications that markets, develops and delivers these programs worldwide via its offices and partners across Asia, North America, Africa and Europe.

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

Key Trends, Developments and Challenges
The following developments and trends present opportunities, challenges and risks toward achieving our goal of providing attractive returns to our shareholders:

•
Initiatives to improve learner success. As we continue to position Capella to drive sustainable growth, we are focused on improving learner success rates particularly in the first four quarters of enrollment, while maintaining a high standard of academic quality and rigor. We have implemented various measures likely to affect our growth and profitability, at least in the near-term, including the following:

•
Investing in our actionable analytics capabilities to further leverage data, refine our models and accurately predict the likelihood of a prospective and new learner persisting to critical thresholds of success in the learner's first four quarters of enrollment;

•
Piloting programs such as assessments and orientations to create personalized pathways for different learner groups which focus on transitioning learners into the online environment, creating a supportive community, and providing a proactive support structure;

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

As a result of these initiatives, early cohort persistence improved by approximately five percent during the second quarter of 2013, compared to the same period in the prior year. Early cohort persistence measures the four-quarter weighted moving average new cohort persistence rate. Our learner success strategy primarily focuses on the first four quarters, since learners tend to persist at a very high rate after that time period. Although our early persistence initiative results have been positive, some of these initiatives may adversely impact our new and active enrollment, revenue, and operating margins at times. We believe these efforts are in the best interest of our learners and over the long-term will improve learner success and lifetime revenue, which, in turn, positions us for more sustainable long-term growth.

•
New enrollment and persistence. Capella University new enrollments in the second quarter of 2013 grew 12.7 percent, calculated from last day a new learner can drop a course without financial penalty. New enrollment growth in the second quarter of 2013 resulted from strong performance across all degree programs. Although new enrollment growth is an important metric, the combination of new enrollment and persistence are key drivers for total enrollment and revenue performance. We are building a sustainable business model focused on total enrollment growth.

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

We believe our comprehensive marketing strategy will produce long-term efficiencies and increase our ability to attract high-quality learners on a long-term sustainable basis. However, some of these initiatives may adversely impact our new enrollment, revenues, and operating margins for a period of time as we pursue improved long-term results.

•
Current market and regulatory environment. The market continues to present challenging conditions and competition is strong; however, we remain focused on attracting the right learners and learner success. We believe our initiatives to improve learner success through innovation will position us to continue to be a leader in the online postsecondary education market. Additionally, we are working to even more closely align with employers. Developments in the federal regulatory environment impact us as well, including the upcoming reauthorization of the Higher Education Act of 1965, as amended, and the current Department of Education rulemaking process. Many states have also become more active in regulating on-line education and enforcing consumer protection laws, especially with proprietary institutions. While we have a strong track record of regulatory compliance, such actions, even if not directed at Capella University, may make our operating environment more challenging.

•
Establishing new growth platforms. We seek to drive long-term growth that is an extension of our core competencies into new markets. We are pursuing this extension through a small business development team that is exploring early stage opportunities. This may result in increased new business development costs focused on researching, identifying, and cultivating these new opportunities.

In July 2011, we acquired RDI, which is serving the fast-growing online international higher education market. RDI has a presence in the UK and certain other countries. Although the acquisition had a positive impact on our revenue growth, RDI was dilutive to our earnings in the first six months of 2013, and is expected to be dilutive to our earnings throughout the remainder of 2013. If this trend continues and operating improvements are not realized, some or all of the goodwill could be impaired in the future. We believe the fair value of the RDI reporting unit remains in excess of the carrying value as of June 30, 2013. Management will assess goodwill for impairment in the fourth quarter in 2013, or earlier if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount.

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

•
New learning models. We received approval from The Higher Learning Commission for two direct assessment programs for which we applied, the Master's of Business Administration in General Business Administration and Bachelor's in Business Administration. This new learning model, called FlexPath, allows learners to complete course work at their own pace throughout each quarter and complete activities to demonstrate specific competencies by the end of the quarter. We are currently waiting for approval by the Department of Education (the Department) of our FlexPath offerings before opening enrollment into the programs. We believe this direct assessment model provides an opportunity to expand our served market and increase affordability, including tuition costs, time to completion, and flexibility.

Regulatory Environment
The following summarizes significant regulatory matters applicable to our business. For a more detailed discussion of the regulatory environment and related risks, refer to Part 2, Item 7, Key Trends, Developments and Challenges, and Regulatory Environment in our 2012 Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

•
Announcement of New Rulemaking by the U.S. Department of Education. On April 15, 2013 the Department announced its intent to establish a negotiated rulemaking committee covering the following areas: Title IV Federal Student Aid; changes to the definition of “adverse credit” for borrowers in the Federal Direct PLUS Loan program; state authorization pertaining to distance and correspondence education; state authorization for foreign locations of institutions; clock-to-credit hour conversions; gainful employment; and changes made to the Violence Against Women Act. The Department held three public hearings in May 2013 for interested parties to provide comments on these topics with negotiations beginning in September 2013. The Department indicated that this proposed rulemaking would be part of a series of rulemakings to achieve a long-term agenda in higher education focused on: access, affordability, academic quality and completion. On June 12, 2013 the Department announced the first in its series of rulemakings by issuing a call for nominations to serve on the committee focusing on gainful employment. The committee is scheduled to meet September 9 through 11, and October 21 through 23, 2013. This rulemaking committee will not meet the November 1, 2013 publication deadline for a July 1, 2014 effective date. Therefore, the earliest effective date for regulations coming out of this round of rulemaking would be July 1, 2015.

•
Background on Gainful Employment Rulemaking by the Department. In 2010, the Department issued Title IV program integrity rules that addressed numerous topics, including the adoption of a definition of “gainful employment” for purposes of the requirement for Title IV student financial aid that a program of study offered by a proprietary institution prepare learners for gainful employment in a recognized occupation.

On June 30, 2012, one day before the regulation was scheduled to take legal effect, the U.S. District Court for the District of Columbia vacated the Gainful Employment “debt measures” regulation in its entirety, largely on grounds that the loan repayment rate aspect of the regulations was arbitrary and capricious. Although the District Court vacated the debt measures regulation - including the loan repayment and debt-to-income metrics promulgated by the Department to assess whether a program prepared students for gainful employment - and the related institutional reporting requirements and new program approval regulations, the Gainful Employment program disclosure requirements that took effect July 1, 2011 were left intact. On July 30, 2012 the Department filed a motion with the District Court to reinstate the requirement that institutions report information used to calculate student loan-repayment rates and debt-to-income ratios. On March 20, 2013 the District Court denied the Department's request to amend the June 30, 2012 decision vacating the Gainful Employment rules. The Court largely relied upon provisions within the Higher Education Act (HEA) that expressly prohibit the maintenance of a Federal database of personally identifiable information on individual students, unless necessary for the operation of certain HEA programs (such as the National Student Loan Data Systems (NSLDS), which was authorized by statute). The Court rejected the Department's argument that it is allowed significant leeway or deference in expanding the information that is collected within NSLDS. The Court stated that the purpose of NSLDS is to collect information regarding grants and loans made to students under various Federal programs. The Court further stated that the overall purpose of NSLDS has never been to collect information regarding students who do not receive Federal Student Aid, that such an expansion of the database was contrary to the HEA, and that the Department is prohibited from creating a student unit record system of information on all students in Gainful Employment programs. The Court's decision means that even if the Department were able to alter the Gainful Employment metrics regarding graduates' loan repayment rates and debt levels in a manner that was acceptable to the Court, this decision's holding that the Department cannot maintain a student unit record system for students in Gainful Employment programs appears to make it extremely difficult, if not impossible, for the Department to collect the data needed to implement and enforce the Gainful Employment Regulations.

While the District Court found that the Department did possess statutory authority to define “gainful employment” by regulation and to develop specific metrics as part of such regulations, the Department has not appealed the decision to the U.S. Court of Appeals for the District of Columbia Circuit. The court's decision still stands and the Gainful Employment Debt Measures regulation did not take effect on July 1, 2012.

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

•
Student Loan Cohort Default Rates. To remain eligible to participate in Title IV programs, an educational institution's student loan cohort default rates must remain below certain specified levels. Under current regulations, an educational institution will lose its eligibility to participate in Title IV programs if its two-year measuring period student loan cohort default rate equals or exceeds 25% for three consecutive cohort years, or 40% for any given year. Capella University's two-year cohort default rates for the 2010 and 2009 cohorts are 7.0% and 6.6%, respectively. This increase is primarily due to the overall economic environment, and an increased percentage of Capella University learners enrolled in a bachelor's program, who generally have a higher default rate compared to graduate learners. During the first quarter of 2013, the 2011 two-year draft cohort default rates were released by the Department. Capella University's 2011 two-year draft cohort default rate is 10.3%. The 2011 two-year draft rate will be finalized in September 2013.

The cohort default rate requirements were modified by the Higher Education Opportunity Act enacted in August 2008 to increase by one year the measuring period for each cohort. Starting in September 2012, the Department published the official three-year cohort default rates in addition to the two-year rates, beginning with the 2009 cohort. If an institution's three-year cohort default rate exceeds 30% for three consecutive years (compared to 25% under the current two-year standard), it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate. We believe that our current repayment management efforts meet these requirements.

If an institution's three-year cohort default rates for the 2009 and 2010 cohorts exceed 30%, the institution may be subject to provisional certification imposing various additional requirements for participation in Title IV programs. Beginning with the three-year cohort default rate for the 2011 cohort published in September 2014, the three-year rates will be applied for purposes of measuring compliance with the requirements. If the three-year cohort default rate for the 2011 cohort exceeds 40%, the institution will cease to be eligible to participate in Title IV programs, and if the institution's three-year cohort default rate exceeds 30% for three consecutive years, beginning with the 2009 cohort, the institution will cease to be eligible to participate in Title IV programs. The Department has published, for informational purposes, “trial rates” to assist institutions in understanding the impact of the new three-year cohort default rate calculation. Capella University's three-year cohort default rate for the 2009 cohort is 9.7%, and its trial three-year cohort default rate for the 2008 cohort is 6.5%. This increase is primarily due to the overall economic environment, and an increased percentage of Capella University learners enrolled in a bachelor's program, who generally have a higher default rate compared to graduate learners. During the first quarter of 2013, the 2010 three-year draft cohort default rates were released by the Department. Capella University's 2010 three-year draft cohort default rate is 10.9%. The 2010 three-year draft rate will be finalized in September 2013.

Critical Accounting Policies and Use of Estimates
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. As a result of a grant of market stock units (MSUs) to our Chairman and CEO during the three months ended June 30, 2013, we have updated our share-based compensation critical accounting policy to include the following:

Share-Based Compensation
On May 7, 2013, the Company's Board of Directors approved an award in the form of Market Stock Units (MSUs) to its Chairman and CEO, which are full-value shares that vest upon reaching a certain stock price at the end of a five-year service period. Refer to the Company's May 7, 2013 Current Report on Form 8-K for key terms and details of the award.

We measure and recognize compensation expense for share-based payment awards made to employees and directors, including market stock units, based on estimated fair values of the share award on the date of grant. The fair value of our MSUs is estimated as of the date of grant using a Monte Carlo simulation. The Monte Carlo simulation is based on the expected 90 calendar day average market price of our common stock prior to the vesting date and the expected number of MSUs that will convert into common shares. In determining share-based compensation for MSUs, the Monte Carlo simulation approach is applied in a risk-neutral framework with inputs including volatility, the risk-free interest rate, and expected dividends. When estimating the grant date fair value of the MSUs, the daily closing prices of the our stock are forecast over the 90 calendar days ending on the last day of the service period, using a Monte Carlo simulation. Numerous iterations of the Monte Carlo simulation are performed, based on the framework described above, to develop a distribution of future stock price paths. The estimated fair value of an MSU equals the average of the discounted present values from each of the simulation paths produced by the Monte Carlo simulation. The Company recognizes share-based compensation expense for MSU awards using the straight-line method, over the period that the awards are expected to vest. Compensation cost related to an award with a market condition will be recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

Results of Operations
Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the three months ended June 30, 2013:

	Three Months Ended June 30,
	$ (in thousands, unaudited)		$ Change	% Change	% of Revenue
	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
Revenues	$103,693	$106,180	$(2,487)	(2.3)%	100.0%	100.0%	0.0%
Costs and expenses:
Instructional costs and services	44,900	46,704	(1,804)	(3.9)	43.3	44.0	(0.7)
Marketing and promotional	24,101	25,437	(1,336)	(5.3)	23.3	24.0	(0.7)
Admissions advisory	6,727	7,482	(755)	(10.1)	6.5	7.0	(0.5)
General and administrative	10,500	8,501	1,999	23.5	10.1	8.0	2.1
Total costs and expenses	86,228	88,124	(1,896)	(2.2)	83.2	83.0	0.2
Operating income	17,465	18,056	(591)	(3.3)	16.8	17.0	(0.2)
Other income (expense), net	(25)	60	(85)	(141.7)	—	0.1	(0.1)
Income before income taxes	17,440	18,116	(676)	(3.7)	16.8	17.1	(0.3)
Income tax expense	7,018	6,704	314	4.7	6.8	6.3	0.5
Effective tax rate	40.2%	37.0%
Net income attributable to Capella Education Company	$10,422	$11,412	$(990)	(8.7)%	10.0%	10.8%	(0.8)%

Revenues. The decrease in revenues compared to the same quarter in the prior year was primarily related to a 0.9 percent decrease in total Capella University enrollments at June 30, 2013 compared to the same period in 2012, a larger proportion of bachelor's and certificate learners who generate less revenue per learner than our master's and doctoral learners, and an increase in tuition grants to support our initiatives to improve learner success. This decrease was slightly offset by growth in our new market platforms and Capella University price increases. Capella University tuition increases in 2013 averaged approximately two percent and were implemented in July 2012.
Instructional costs and services expenses. Instructional costs and services expenses, and instructional costs and services expenses as a percent of revenue, decreased compared to the same quarter in the prior year primarily due to a decrease in depreciation expense as a result of our enterprise resource planning system becoming fully depreciated in the prior year. This decrease was partially offset by increased expenses related to our diversification efforts.
Marketing and promotional expenses. Marketing and promotional expenses, and marketing and promotional expenses as a percent of revenue, decreased compared to the same quarter in the prior year primarily due to efficiencies gained in our Capella University marketing efforts through utilization of a more balanced approach as we continue to optimize our relationship-based and brand marketing model, and timing of marketing expenses. These decreases were partially offset by increased investments in RDI's marketing platform, depreciation expense as a result of investments in strategic initiatives throughout 2012, and information technology investments related to improving the visitor center.
Admissions advisory expenses. Admissions advisory expenses, and admissions advisory expenses as a percent of revenue, decreased compared to the same quarter in the prior year primarily due to higher information technology expenses in the prior year associated with enterprise wide foundational upgrades and strategic initiatives, and increased staff productivity in 2013.
General and administrative expenses. General and administrative expenses, and general and administrative expenses as a percent of revenue, increased compared to the same quarter in the prior year primarily as a result of the prior year reversal of the Office of Inspector General (OIG) audit accrual, for our estimated total amount of Title IV funds not returned for learners who withdrew without providing official notification of approximately $1.0 million, including interest, but not including fines and penalties; and increased bonus expense.
Other income (expense), net. Other income (expense), net was $25 thousand of expense for the three months ended June 30, 2013, and $60 thousand of income for the three months ended June 30, 2012. The increase in expense compared to the same quarter in the prior year was primarily due to reduced interest income levels as a result of the lower average marketable securities balance in 2013. This increase was partially offset by the decrease in the fair value of the RDI contingent consideration liability in the second quarter of 2013, as a result of expected timing of future cash flows.
Income tax expense. The increase in our effective tax rate compared to the same quarter in the prior year was a result of our inability to utilize the foreign operating losses which are subject to a full valuation allowance as well as a decrease in the favorable impact of tax exempt interest.
Net income. Net income decreased due to the factors discussed above.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the six months ended June 30, 2013:

	Six Months Ended June 30,
	$ (in thousands, unaudited)		$ Change	% Change	% of Revenue
	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
Revenues	$208,935	$215,580	$(6,645)	(3.1)%	100.0%	100.0%	0.0%
Costs and expenses:
Instructional costs and services	91,867	95,137	(3,270)	(3.4)	44.0	44.1	(0.1)
Marketing and promotional	49,602	50,859	(1,257)	(2.5)	23.7	23.6	0.1
Admissions advisory	13,498	15,170	(1,672)	(11.0)	6.5	7.1	(0.6)
General and administrative	21,328	18,421	2,907	15.8	10.2	8.5	1.7
Total costs and expenses	176,295	179,587	(3,292)	(1.8)	84.4	83.3	1.1
Operating income	32,640	35,993	(3,353)	(9.3)	15.6	16.7	(1.1)
Other income (expense), net	(225)	17	(242)	(1,423.5)	(0.1)	—	(0.1)
Income before income taxes	32,415	36,010	(3,595)	(10.0)	15.5	16.7	(1.2)
Income tax expense	13,238	13,491	(253)	(1.9)	6.3	6.3	—
Effective tax rate	40.8%	37.5%
Net income	19,177	22,519	(3,342)	(14.8)	9.2	10.4	(1.2)
Net loss attributable to noncontrolling interest	—	186	(186)	(100.0)	—	0.1	(0.1)
Net income attributable to Capella Education Company	$19,177	$22,705	$(3,528)	(15.5)%	9.2%	10.5%	(1.3)%

Revenues. The decrease in revenues compared to the same period in the prior year was primarily related to a 0.9 percent decrease in total Capella University enrollments at June 30, 2013 compared to the same period in 2012, a larger proportion of bachelor's and certificate learners who generate less revenue per learner than our master's and doctoral learners, and an increase in tuition grants to support our initiatives to improve learner success. This decrease was slightly offset by Capella University price increases and growth in our new market platforms. Capella University tuition increases in 2013 averaged approximately two percent and were implemented in July 2012.
Instructional costs and services expenses. Instructional costs and services expenses, and instructional costs and services expenses as a percent of revenue, decreased compared to the same period in the prior year primarily due to a decrease in depreciation expense as a result of our enterprise resource planning system becoming fully depreciated in the prior year, and an impairment charge related to property and equipment in the prior year's first quarter. These decreases were partially offset by increased expenses related to our diversification efforts.
Marketing and promotional expenses. Marketing and promotional expenses decreased compared to the same period in the prior year primarily due to efficiencies gained in our Capella University marketing efforts through utilization of a more balanced approach as we continue to optimize our relationship-based and brand marketing model. This decrease was partially offset by increased investments in RDI's marketing platform, depreciation expense as a result of investments in strategic initiatives throughout 2012, and information technology investments related to improving the the visitor center.
Admissions advisory expenses. Admissions advisory expenses, and admissions advisory expenses as a percent of revenue, decreased compared to the same period in the prior year primarily due to higher information technology expenses in the prior year associated with enterprise wide foundational upgrades and strategic initiatives, and increased staff productivity in 2013.
General and administrative expenses. General and administrative expenses, and general and administrative expenses as a percent of revenue, increased compared to the same quarter in the prior year primarily as a result of the prior year reversal of the Office of Inspector General (OIG) audit accrual, for our estimated total amount of Title IV funds not returned for learners who withdrew without providing official notification of approximately $1.0 million, including interest, but not including fines and penalties; and increased bonus expense.
Other income (expense), net. Other income (expense), net was $0.2 million of expense for the six months ended June 30, 2013, and $17 thousand of income for the six months ended June 30, 2012. The increase in expense compared to the same quarter in the prior year was primarily due to reduced interest income levels as a result of the lower average marketable securities balance in 2013. This increase was partially offset by the decrease in the fair value of the RDI contingent consideration liability in the second quarter of 2013, as a result of expected timing of future cash flows.
Income tax expense. The increase in our effective tax rate compared to the same quarter in the prior year was a result of our inability to utilize the foreign operating losses which are subject to a full valuation allowance as well as a decrease in the favorable impact of tax exempt interest.
Net income. Net income decreased due to the factors discussed above.

Liquidity and Capital Resources

Liquidity
We financed our operating activities and capital expenditures during the six months ended June 30, 2013 and 2012 primarily through cash provided by operating activities. Our cash, cash equivalents and marketable securities were $144.8 million and $115.5 million at June 30, 2013 and December 31, 2012, respectively.

On September 30, 2011, we entered into an unsecured revolving credit agreement (the Credit Agreement) with Bank of America, N.A., and certain other lenders. The Credit Agreement provides $100.0 million of borrowing capacity, with an increase option of an additional $50.0 million. The Credit Agreement term ends September 30, 2016. As of June 30, 2013, there were no borrowings under the credit facility and we were in compliance with all debt covenants.

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

Operating Activities

Net cash provided by operating activities was $41.6 million and $35.6 million for the six months ended June 30, 2013 and 2012, respectively. The increase was primarily due to the effects of changes in operating assets and liabilities, partially offset by a decrease in net income.

Investing Activities
Net cash used in investing activities is primarily related to the purchase or maturity of investments in marketable securities and investments in property and equipment. Net cash used in investing activities was $25.6 million for the six months ended June 30, 2013. Net cash provided by investing activities was $19.1 million for the six months ended June 30, 2012.

Cash used in investing activities for the six months ended June 30, 2013 consisted primarily of purchases of tax-exempt municipal securities and investments in property and equipment, which were partially offset by maturities of marketable securities. Net purchases and maturities of marketable securities represented a cash outflow of $15.3 million during the six months ended June 30, 2013, and maturities of marketable securities represented a cash inflow of $32.0 million during the six months ended June 30, 2012. The maturities of marketable securities in 2012 were primarily held as cash and cash equivalents at June 30, 2012.

We believe the credit quality and liquidity of our investment portfolio as of June 30, 2013 is strong. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply/demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity. But even with this approach, we may incur investment losses as a result of unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Capital expenditures were $10.3 million and $11.7 million for the six months ended June 30, 2013 and June 30, 2012, which primarily consisted of investments in learner success initiatives, academic quality, and foundational priorities. Capital expenditures in 2013 also included enhancements to our visitor center, and improved management of internal and external labor resources that support our overall strategic initiative investments.

We lease all of our facilities. We expect to make future payments on existing leases from cash generated from operations.

Financing Activities
Net cash used in financing activities was $1.5 million and $25.2 million for the six months ended June 30, 2013 and 2012, respectively. The decrease in net cash used is primarily the result of a reduction in repurchases of our common stock. In the first six months of 2013, we repurchased $2.1 million of common stock under our repurchase program, excluding commissions. In the first six months of 2012, we repurchased $25.5 million of common stock, excluding commissions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk
The Company has no derivative financial instruments or derivative commodity instruments, and believes the risk related to cash equivalents and marketable securities is limited due to the adherence to its investment policy, which focuses on capital preservation and liquidity. In addition, all investments must have a minimum Standard & Poor’s rating of A minus (or equivalent) by at least one agency at the purchase date. All of the Company's cash equivalents and marketable securities as of June 30, 2013 and December 31, 2012 were rated BBB+ or higher by at least one rating agency. In addition, the Company utilizes money managers who conduct initial and ongoing credit analysis on its investment portfolio to monitor and minimize the potential impact of market risk associated with its cash, cash equivalents and marketable securities. Despite the investment risk mitigation strategies the Company employs, it may incur investment losses as a result of unusual and unpredictable market developments and may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. Unusual and unpredictable market developments may also create liquidity challenges for certain assets in the Company's investment portfolio.

Interest Rate Risk
The Company manages interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates, which are tied to various market indices. The Company's future investment income may fall short of expectations due to changes in interest rates or it may suffer losses in principal if it is forced to sell securities that have declined in market value due to changes in interest rates. At June 30, 2013, a 10% increase or decrease in interest rates would not have a material impact on the Company's future earnings, fair values, or cash flows.

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

Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of June 30, 2013, in ensuring that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended June 30, 2013, the Company used $2.0 million to repurchase shares of common stock under its repurchase program.(1) Its remaining authorization for common stock repurchases was $6.1 million at June 30, 2013. The following presents the Company's share repurchases during the quarter ended June 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
4/1/2013 to 4/30/2013	500	$33.38	500	$8,128,234
5/1/2013 to 5/31/2013	48,200	38.93	48,200	6,251,754
6/1/2013 to 6/30/2013	2,345	46.79	2,345	6,142,041
Total	51,045	39.24	51,045	6,142,041

(1)
The Company announced its current share repurchase program in July 2008. As of June 30, 2013, the Company's Board of Directors has authorized repurchases up to an aggregate amount of $235.7 million in value of common stock under the current program. The Board of Directors authorizes the Company to repurchase outstanding shares of common stock, from time to time, depending on market conditions and other considerations. There is no expiration date on the repurchase authorizations and repurchases occur at the Company's discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits
(a) Exhibits

Number	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 11, 2006.

3.2	Second Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on December 10, 2008.

4.1	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 19, 2006.

10.1	Form of Market Stock Unit Agreement (Section (16(B) Officer) under the Capella Education Company 2005 Stock Incentive Plan	Filed electronically.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

EX-101.INS	XBRL Instance Document(1)	Filed electronically.

EX-101.SCH	XBRL Taxonomy Extension Schema Document(1)	Filed electronically.

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)	Filed electronically.

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)	Filed electronically.

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)	Filed electronically.

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)	Filed electronically.

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
July 23, 2013
J. Kevin Gilligan Chief Executive Officer
(Principal Executive Officer)

/s/ Steven L. Polacek
July 23, 2013
Steven L. Polacek Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)