Form 10-Q
period 2013-09-30
CAPELLA EDUCATION CO
filed 2013-10-22
CIK 1104349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock outstanding as of October 17, 2013 was 12,392,860.

CAPELLA EDUCATION COMPANY
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CAPELLA EDUCATION COMPANY
Consolidated Balance Sheets
(In thousands, except par value)

	As of September 30, 2013	As of December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$114,784	$93,220
Marketable securities	36,551	22,279
Accounts receivable, net of allowance of $6,842 at September 30, 2013 and $6,231 at December 31, 2012	16,163	15,900
Prepaid expenses and other current assets	14,454	11,124
Deferred income taxes	3,380	3,481
Total current assets	185,332	146,004
Property and equipment, net	41,114	45,240
Goodwill	16,853	16,970
Intangibles, net	3,265	4,674
Total assets	$246,564	$212,888
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,492	$5,798
Accrued liabilities	34,185	26,392
Deferred revenue	11,157	9,651
Total current liabilities	53,834	41,841
Deferred rent	3,355	4,150
Other liabilities	2,454	6,425
Deferred income taxes	8,069	8,370
Total liabilities	67,712	60,786

Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares — 100,000; Issued and Outstanding shares — 12,393 at September 30, 2013 and December 31, 2012	124	124
Additional paid-in capital	102,970	97,716
Accumulated other comprehensive income (loss)	276	(22)
Retained earnings	75,482	54,284
Total shareholders’ equity	178,852	152,102
Total liabilities and shareholders’ equity	$246,564	$212,888

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)
Revenues	$100,703	$99,309	$309,638	$314,889
Costs and expenses:
Instructional costs and services	45,984	47,422	137,851	142,559
Marketing and promotional	26,489	25,674	76,091	76,535
Admissions advisory	6,796	7,488	20,294	22,658
General and administrative	10,924	10,442	32,252	28,861
Total costs and expenses	90,193	91,026	266,488	270,613
Operating income	10,510	8,283	43,150	44,276
Other expense, net	(238)	(21)	(463)	(4)
Income before income taxes	10,272	8,262	42,687	44,272
Income tax expense	4,262	3,139	17,500	16,630
Net income	6,010	5,123	25,187	27,642
Net loss attributable to noncontrolling interest	—	—	—	186
Net income attributable to Capella Education Company	$6,010	$5,123	$25,187	$27,828
Net income attributable to Capella Education Company per common share:
Basic	$0.48	$0.39	$2.03	$2.08
Diluted	$0.48	$0.39	$2.01	$2.07
Weighted average number of common shares outstanding:
Basic	12,394	12,974	12,394	13,351
Diluted	12,591	13,033	12,522	13,412

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)
Net income	$6,010	$5,123	$25,187	$27,642
Net loss attributable to noncontrolling interest	—	—	—	186
Net income attributable to Capella Education Company	6,010	5,123	$25,187	$27,828
Other comprehensive income (loss):
Foreign currency translation gain	97	103	285	22
Unrealized gains (losses) on available for sale securities, net of tax	34	(52)	13	(243)
Comprehensive income attributable to Capella Education Company	$6,141	$5,174	$25,485	$27,607

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)
Operating activities
Net income	$25,187	$27,642
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	11,225	11,997
Depreciation and amortization	19,717	21,721
Amortization of investment discount/premium	540	590
Impairment of property and equipment	229	1,150
Loss on disposal of property and equipment	46	78
Share-based compensation	3,991	3,108
Excess tax benefits from share-based compensation	(134)	(64)
Deferred income taxes	(242)	(1,577)
Changes in operating assets and liabilities:
Accounts receivable	(11,519)	(11,337)
Prepaid expenses and other current assets	(1,006)	2,329
Accounts payable and accrued liabilities	6,863	(5,710)
Income tax payable	(2,536)	(5,164)
Deferred rent	(795)	(66)
Deferred revenue	1,622	3,988
Net cash provided by operating activities	53,188	48,685
Investing activities
Capital expenditures	(14,801)	(17,964)
Proceeds from the sale of property and equipment	—	303
Redemption of noncontrolling interest	—	(1,576)
Purchases of marketable securities	(22,426)	(653)
Sales and maturities of marketable securities	7,635	46,650
Net cash provided by (used in) investing activities	(29,592)	26,760
Financing activities
Excess tax benefits from share-based compensation	134	64
Net proceeds from exercise of stock options	2,684	577
Repurchases of common stock	(4,808)	(38,764)
Net cash used in financing activities	(1,990)	(38,123)
Effect of foreign exchange rates on cash	(42)	(5)
Net increase in cash and cash equivalents	21,564	37,317
Cash and cash equivalents at beginning of period	93,220	61,977
Cash and cash equivalents at end of period	$114,784	$99,294
Supplemental disclosures of cash flow information
Income taxes paid	$20,283	$23,449
Noncash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$366	$433

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

To calculate the estimated fair value of MSUs on the date of grant, the Company uses Monte Carlo simulation. The Monte Carlo simulation is based on the expected average market price of the Company's common stock for a defined number of calendar days prior to the vesting date to estimate the expected number of MSUs that will convert into common shares. Management's key assumptions include volatility, risk-free interest rate, and dividend yield.

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

3. Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, which is included in Accounting Standards Codification (ASC) 220, Comprehensive Income. This update improves the reporting of reclassifications out of accumulated other comprehensive income. The guidance was effective for the Company's interim and annual reporting periods beginning January 1, 2013, and applied prospectively. The adoption of this guidance did not have a material impact on the Company's financial condition, results of operations, or disclosures.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters. This update addresses diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investments in a foreign entity. In addition, the standard addresses diversity in practice for the treatment of business combinations achieved in stages involving a foreign entity. This guidance is effective prospectively for the Company’s interim and annual reporting periods beginning January 1, 2014. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

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
The following table presents a reconciliation of the numerator and denominator in the basic and diluted net income attributable to Capella Education Company per common share calculation, in thousands, except per share data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to Capella Education Company	$6,010	$5,123	$25,187	$27,828
Denominator:
Denominator for basic net income attributable to Capella Education Company per common share— weighted average shares outstanding	12,394	12,974	12,394	13,351
Effect of dilutive stock options, restricted stock, and market stock units	197	59	128	61
Denominator for diluted net income attributable to Capella Education Company per common share— weighted average shares outstanding	12,591	13,033	12,522	13,412
Basic net income attributable to Capella Education Company per common share	$0.48	$0.39	$2.03	$2.08
Diluted net income attributable to Capella Education Company per common share	$0.48	$0.39	$2.01	$2.07
Options to purchase 0.3 million and 0.6 million common shares were outstanding, but not included in the computation of diluted net income attributable to Capella Education Company per common share in the three months ended September 30, 2013 and 2012, respectively, because their effect would be antidilutive. Options to purchase 0.6 million and 0.6 million common shares were outstanding, but not included in the computation of diluted net income attributable to Capella Education Company per common share in the nine months ended September 30, 2013 and 2012, respectively, because their effect would be antidilutive.

5. Marketable Securities

The following is a summary of available-for-sale securities, in thousands:

	As of September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$30,898	$38	$(2)	$30,934
Corporate debt securities	5,617	3	(3)	5,617
Total	$36,515	$41	$(5)	$36,551

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$22,263	$25	$(9)	$22,279
Total	$22,263	$25	$(9)	$22,279

The unrealized gains and losses on the Company’s investments in municipal and corporate debt securities as of September 30, 2013 and December 31, 2012 were caused by changes in market values primarily due to interest rate changes. All of the Company's securities in an unrealized loss position as of September 30, 2013 had been in an unrealized loss position for less than twelve months. The Company intends to hold these securities until maturity and the possibility that the Company will be required to sell these securities prior to the recovery of their amortized cost basis is remote. No other-than-temporary impairment charges were recorded during the three and nine months ended September 30, 2013 and 2012.
The following table summarizes the remaining contractual maturities of the Company’s marketable securities, in thousands:

	As of September 30, 2013	As of December 31, 2012
Due within one year	$10,989	$7,929
Due after one year through five years	25,562	14,350
Total	$36,551	$22,279

The following table summarizes the proceeds from the maturities of available-for-sale securities, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Maturities of tax-exempt marketable securities	$500	$14,615	$7,635	$46,650
Total	$500	$14,615	$7,635	$46,650

The Company did not record any gross realized gains or gross realized losses in net income during the three and nine months ended September 30, 2013 and 2012. Additionally, there were no proceeds from sales of marketable securities prior to maturity during the three and nine months ended September 30, 2013 and 2012.

6. Fair Value Measurements

The following tables summarize certain information for assets and liabilities measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements as of September 30, 2013 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$38,998	$38,998	$—	$—
Money market funds	53,616	53,616	—	—
Variable rate demand notes	22,170	22,170	—	—
Marketable securities:
Tax-exempt municipal securities	30,934	—	30,934	—
Corporate debt securities	5,617	—	5,617	—
Total assets at fair value on a recurring basis:	$151,335	$114,784	$36,551	$—

Liabilities:
Accrued liabilities:
RDI contingent consideration	$6,254	$—	$—	$6,254
Total liabilities at fair value on a recurring basis:	$6,254	$—	$—	$6,254

	Fair Value Measurements as of December 31, 2012 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$21,122	$21,122	$—	$—
Money market funds	643	643	—	—
Variable rate demand notes	71,455	71,455	—	—
Marketable securities:
Tax-exempt municipal securities	22,279	—	22,279	—
Total assets at fair value on a recurring basis:	$115,499	$93,220	$22,279	$—

Liabilities:
Other liabilities:
RDI contingent consideration	$6,252	$—	$—	$6,252
Total liabilities at fair value on a recurring basis:	$6,252	$—	$—	$6,252

The Company measures cash and cash equivalents at fair value primarily using real-time quotes for transactions in active exchange markets involving identical assets. The Company’s marketable securities are classified within Level 2 and are valued using readily available pricing sources for comparable instruments utilizing market observable inputs. The Company does not hold securities in inactive markets. The Company did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three and nine months ended September 30, 2013 and 2012.

Level 3 Measurements

RDI Contingent Consideration

In connection with the acquisition of RDI, the Company is required to make an additional payment to the former shareholders of RDI in the event RDI is awarded Taught Degree Awarding Powers (TDAP) by the British government. Refer to Note 14 of the Company's 2012 Annual Report on Form 10-K for additional details regarding the acquisition of RDI. As the contingent consideration is classified as a liability, ASC 805 Business Combinations (ASC 805) requires that the Company re-measure the liability at fair value at each reporting date until it is extinguished. The Company classifies the RDI contingent consideration liability within Level 3 of the fair value measurement hierarchy as its fair value is determined using inputs not readily observable in the market.

The fair value of the RDI contingent consideration liability as of September 30, 2013 was determined using the discounted cash flow approach. The Company calculated the present value of the probability-weighted expected cash flows using estimates of the timing and probability of RDI being awarded TDAP. The discount rate reflects the risk of a market participant who holds the corresponding asset. To estimate the discount rate, the Company considered the weighted average cost of capital of the business risk associated with RDI being awarded TDAP. The discount rate was then adjusted to incorporate a risk-free rate and costs of debt for a term commensurate with the term in which the contingent consideration payment is expected to be made, as well as the low probability risk of the contingent consideration payments not being made.

The fair value measurement of the RDI contingent consideration encompasses the following significant unobservable inputs:

Unobservable Inputs	Range
Weighted average cost of capital	5%
Timing of cash flows	0 - 21 months
Probability of TDAP achievement	100%

Significant increases or decreases in any of the unobservable inputs in isolation would result in a lower or higher fair value measurement of the RDI contingent consideration liability. An increase in the weighted average cost of capital would result in a decrease in the fair value, an acceleration of the timing of cash flows would increase the fair value, and a decrease in the probability that TDAP will be achieved would reduce the fair value. Reasonable changes in the unobservable inputs do not result in a material change in the fair value.

The following table presents a reconciliation of the fair value of the RDI contingent consideration, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance, beginning of period	$6,186	$6,169	$6,252	$5,945
Increase in RDI contingent consideration liability	68	15	2	239
Balance, end of period	$6,254	$6,184	$6,254	$6,184

The change in the fair value of the RDI contingent consideration liability was recorded in other expense, net in the consolidated statements of income during the three and nine months ended September 30, 2013 and 2012. The fair value of the RDI contingent consideration liability was recorded in accrued liabilities and other liabilities in the consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively.

7. Accrued Liabilities

Accrued liabilities consist of the following, in thousands:

	As of September 30, 2013	As of December 31, 2012
Accrued compensation and benefits	$8,635	$9,165
Accrued instructional	5,373	6,172
Accrued vacation	1,819	1,112
RDI contingent consideration	6,254	—
Other	12,104	9,943
Total	$34,185	$26,392

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

The following presents the Company's future minimum lease commitments as of September 30, 2013, in thousands:

2013	$1,730
2014	6,747
2015	6,789
2016	6,686
2017	6,686
2018 and thereafter	5,595
Total	$34,233

The Company recognizes rent expense on a straight-line basis over the term of the lease, although the lease may include escalation clauses providing for lower payments at the beginning of the lease term and higher payments at the end of the lease term. Cash or lease incentives received from lessors are recognized on a straight-line basis as a reduction of rent expense from the date the Company takes possession of the property through the end of the lease term. The Company records the unamortized portion of the incentive as a component of deferred rent, in accrued liabilities or long-term liabilities, as appropriate.

On January 4, 2012, RDI entered into an agreement to assign its lease in the UK to Glasgow Caledonian University (GCU) for the remainder of the lease term, which expires in May 2020. Under the terms of the agreement, GCU covenants to the lessor that it will pay the remaining rents under the lease term. However, the lessor required that RDI act as guarantor for GCU in the event GCU defaults under the lease. The Company believes default by GCU under the lease, and therefore any future payment by RDI as guarantor to GCU under this arrangement, is remote.

Revolving Credit Facility
On September 30, 2011, the Company entered into an unsecured revolving credit agreement (the Credit Agreement) with Bank of America, N.A., and certain other lenders. The Credit Agreement provides $100.0 million of borrowing capacity (the credit facility), with an increase option of an additional $50.0 million. The Credit Agreement expires on September 30, 2016.

Borrowings under the Credit Agreement bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus an applicable rate of 1.75% to 2.25% based on the Company’s consolidated leverage ratio or, at the Company’s option, an alternative base rate (defined as the higher of (a) the federal funds rate plus 0.5%; (b) Bank of America’s prime rate; or (c) the one-month LIBOR plus 1.0%) plus an applicable rate of 0.75% to 1.25% based on the Company’s consolidated leverage ratio. The Credit Agreement requires payment of a commitment fee, based on the Company’s consolidated leverage ratio, charged on the unused credit facility. Outstanding letters of credit are also charged a fee, based on the Company’s consolidated leverage ratio. The Company capitalized approximately $0.5 million of debt issuance costs related to the credit facility, which are being amortized on a straight-line basis over a period of five years. Interest expense for the amortization of debt issuance costs is recorded in other expense, net.

The Credit Agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Failure to comply with the covenants contained in the Credit Agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. As of September 30, 2013, there were no borrowings under the credit facility and the Company was in compliance with all debt covenants.

Litigation
In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, claims involving learners or graduates and routine employment matters. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of September 30, 2013 that are probable or estimable, for which the outcome could have a material adverse impact on its consolidated financial position or results of operations.

9. Share Repurchase Program

The Company announced its current share repurchase program in July 2008. The Board of Directors authorizes repurchases of outstanding shares of common stock from time to time depending on market conditions and other considerations. A summary of the Company’s comprehensive share repurchase activity from the program's commencement through September 30, 2013, all of which was part of its publicly announced program, is presented below, in thousands:

Board authorizations:
July 2008	$60,000
August 2010	60,662
February 2011	65,000
December 2011	50,000
August 2013	50,000
Total amount authorized	285,662
Total value of shares repurchased	232,189
Residual authorization	$53,473

The following table summarizes shares repurchased, in thousands:

	Nine Months Ended September 30,
	2013	2012
Shares repurchased	104	1,132
Total consideration, excluding commissions	$4,804	$38,718

As of September 30, 2013, the Company had purchased an aggregate of 5.3 million shares under the program’s outstanding authorizations at an average price per share of $43.83 totaling $232.2 million.

10. Share-Based Compensation

The table below reflects the Company’s stock-based compensation expense recognized in the consolidated statements of income for the three and nine months ended September 30, 2013 and 2012, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Instructional costs and services	$380	$365	$1,141	$904
Marketing and promotional	181	103	424	295
Admissions advisory	8	11	34	37
General and administrative	816	696	2,392	1,872
Share-based compensation expense included in operating income	1,385	1,175	3,991	3,108
Tax benefit from share-based compensation expense	510	436	1,474	1,157
Share-based compensation expense, net of tax	$875	$739	$2,517	$1,951

On May 7, 2013, the Company's Board of Directors approved an award in the form of market stock units to its Chairman and CEO, which are full-value shares that vest upon reaching a certain stock price at the end of a five-year service period.

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

12. Accumulated Other Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income, in thousands:

	Foreign Currency Translation (Loss) Gain	Unrealized Gains on Marketable Securities	Accumulated Other Comprehensive (Loss) Income (1)
Beginning balance, December 31, 2012	$(32)	$10	$(22)
Current period change	285	13	298
Ending balance, September 30, 2013	$253	$23	$276

(1)	Accumulated other comprehensive (loss) income is presented net of tax of $13 thousand and $6 thousand as of September 30, 2013 and December 31, 2012, respectively.

13. Regulatory Supervision and Oversight

Political and budgetary concerns significantly affect the Title IV Programs. Congress reauthorizes the Higher Education Act (HEA) and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in August 2008. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of September 30, 2013, programs in which the University's learners participate are operative and sufficiently funded.

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

Executive Overview
We are an online postsecondary education services company. As of September 30, 2013, our wholly owned subsidiaries included the following:

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

As a result of these initiatives, early cohort persistence improved by approximately five percent during the third quarter of 2013, compared to the same period in the prior year. Early cohort persistence measures the four-quarter weighted moving average new cohort persistence rate during learners' first four quarters of enrollment. Our learner success strategy primarily focuses on the first four quarters, since learners tend to persist at a very high rate after that time period. Although our early persistence initiative results have been positive, some of these initiatives may adversely impact our new and active enrollment, revenue, and operating margins at times. We believe these efforts are in the best interest of our learners and over the long-term will improve learner success and lifetime revenue, which, in turn, positions us for more sustainable long-term growth.

•
New enrollment and persistence. Capella University new enrollments in the third quarter of 2013 decreased 1.3 percent, calculated from the last day a new learner can drop a course without financial penalty. The decrease in new enrollments in the third quarter of 2013 resulted from overall volatility in the market. Although new enrollment growth is an important metric, the combination of new enrollment and persistence are key drivers for total enrollment and revenue performance. We are building a sustainable business model focused on total enrollment growth.

•
Comprehensive marketing strategy. Our strategic shift from a demand driven strategy towards a comprehensive marketing strategy, which is focused on building relationships with prospective learners early in the decision cycle, reinforces our commitment to quality inquiries by:

•	Introducing prospective learners to Capella through channels such as mass media and strategic relationships with employers and professional organizations,

•	Connecting with prospective learners by generating and nurturing inquiries through direct media such as natural search, our website, and display media, and

•	Engaging with prospective learners by developing meaningful relationships such as through social media or direct engagement.

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

•
Establishing new growth platforms. We seek to drive long-term growth that is an extension of our core competencies into new markets. This may result in increased new business development costs focused on researching, identifying, and cultivating these new market opportunities.

In July 2011, we acquired RDI, which is serving the fast-growing online international higher education market. RDI has a presence in the UK and certain other countries. Although the acquisition had a positive impact on our revenue growth, RDI was dilutive to our earnings in the first nine months of 2012 and 2013, and is expected to be dilutive to our earnings throughout the remainder of 2013 and through 2014. If this trend continues and operating improvements are not realized, some or all of the goodwill related to RDI could be impaired in the future. We believe the fair value of the RDI reporting unit remains in excess of the carrying value as of September 30, 2013. In accordance with our accounting policy, management will assess goodwill for impairment as of the first day of the fourth quarter in 2013.

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

•
New learning models. We received approval from The Higher Learning Commission for two direct assessment programs for which we applied, the Master's of Business Administration in General Business Administration and Bachelor's in Business Administration. This new learning model, called FlexPath, allows learners to complete course work at their own pace throughout each quarter and complete activities to demonstrate specific competencies by the end of the quarter. In August 2013, the Department of Education (the Department) approved our FlexPath offerings, allowing learners enrolled in these programs to receive federal financial aid. We believe this direct assessment model provides an opportunity to expand our served market and drive affordability through lower tuition costs, time to completion, and flexibility; however, our focus is on getting the academic model right and we do not anticipate FlexPath will scale rapidly.

Regulatory Environment
The following summarizes significant regulatory matters applicable to our business. For a more detailed discussion of the regulatory environment and related risks, refer to Part 2, Item 7, Key Trends, Developments and Challenges, and Regulatory Environment in our 2012 Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

•
Federal Government Shut Down. On October 1, 2013, the Department began operating on a limited basis due to the partial federal government shutdown. The contingency plan for the Department stated that Pell Grant and Direct Student Loan programs under Title IV of the Higher Education Act, which are provided for through mandatory and carryover appropriations, would continue to operate as normal for the foreseeable future. The government shutdown ceased on October 17, 2013 and the Department has resumed normal activity.

•
Rulemaking by the U.S. Department of Education. On April 15, 2013, the Department announced its intent to establish a negotiated rulemaking committee covering the following areas: Title IV Federal Student Aid; changes to the definition of “adverse credit” for borrowers in the Federal Direct PLUS Loan program; state authorization pertaining to distance and correspondence education; state authorization for foreign locations of institutions; clock-to-credit hour conversions; gainful employment; and changes made to the Violence Against Women Act. The Department held three public hearings in May 2013 for interested parties to provide comments on these topics with negotiations beginning in September 2013. The Department indicated that this proposed rulemaking would be part of a series of rulemakings to achieve a long-term agenda in higher education focused on: access, affordability, academic quality and completion. On June 12, 2013 the Department announced the first in its series of rulemakings by issuing a call for nominations to serve on the committee focusing on gainful employment. The committee convened from September 9 through 11, 2013.

The initial proposal drafted by the Department provided a two-part “debt to earnings” metric (DTE), including both annual DTE and discretionary DTE. DTE metrics would be measured on the basis of only Title IV recipients within the educational program. The threshold for DTE failure remains as it was in the previous regulation; however, programs above those thresholds are either “passing,” or still eligible but subject to certain “zone” requirements. During the course of negotiations, the Department made clear that certain proposals were outside the scope of either their authority or the gainful employment issue. Restricted subjects include: loan repayment rate thresholds, records for non-Title IV students, discharge of student debt, letters of credit, cost of attendance, and marketing/executive compensation restrictions. New proposals initiated during this rulemaking include: programmatic cohort default rate (CDR), and up-front approvals incorporating job placement and specialized accreditation requirements,

The next round of negotiated rulemaking was scheduled to convene again from October 21 through 23, 2013; although, due to the federal government shutdown, activity on this issue has been canceled and will be rescheduled. The earliest effective date for regulations resulting from this round of negotiated rulemaking would be July 1, 2015.

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

•
Student Loan Cohort Default Rates. To remain eligible to participate in Title IV programs, an educational institution's student loan cohort default rates must remain below certain specified levels. Under current regulations, an educational institution will lose its eligibility to participate in Title IV programs if its two-year measuring period student loan cohort default rate equals or exceeds 25% for three consecutive cohort years, or 40% for any given year. Capella University's two-year cohort default rates for the 2011 and 2010 cohorts are 10.2% and 7.0%, respectively. This increase is primarily due to the overall economic environment, and an increased percentage of Capella University learners enrolled in a bachelor's program, who generally have a higher default rate compared to graduate learners.

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

If an institution's three-year cohort default rates for the 2009 and 2010 cohorts exceed 30%, the institution may be subject to provisional certification imposing various additional requirements for participation in Title IV programs. Beginning with the three-year cohort default rate for the 2011 cohort published in September 2014, the three-year rates will be applied for purposes of measuring compliance with the requirements. If the three-year cohort default rate for the 2011 cohort exceeds 40%, the institution will cease to be eligible to participate in Title IV programs, and if the institution's three-year cohort default rate exceeds 30% for three consecutive years, beginning with the 2009 cohort, the institution will cease to be eligible to participate in Title IV programs. The Department has published, for informational purposes, “trial rates” to assist institutions in understanding the impact of the new three-year cohort default rate calculation. Capella University's three-year cohort default rate for the 2010 and 2009 cohorts are 10.9% and 9.7%. This increase is primarily due to the overall economic environment, and an increased percentage of Capella University learners enrolled in a bachelor's program, who generally have a higher default rate compared to graduate learners.

•
Other Regulations. We may be impacted by other regulations, such as the new Telephone Consumer Protection Act (TCPA) which took effect on October 16, 2013. This new regulation restricts telemarketing through autodialers or prerecorded messages without express written consent from prospective customers. However, we believe that the new TCPA regulations will not materially impact the Company, as we do not engage in these methods of telemarketing. Additionally, we have no indication that changes by aggregators related to TCPA will have a material impact on inquiry flow to Capella, as aggregators currently make up less than approximately ten percent of our new enrollments.

Critical Accounting Policies and Use of Estimates
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. As a result of a grant of market stock units (MSUs) to our Chairman and CEO during the three months ended June 30, 2013, we updated our share-based compensation critical accounting policy to include the following:

Share-Based Compensation
On May 7, 2013, the Company's Board of Directors approved an award in the form of MSUs to its Chairman and CEO, which are full-value shares that vest upon reaching a certain stock price at the end of a five-year service period.

We measure and recognize compensation expense for share-based payment awards made to employees and directors, including market stock units, based on estimated fair values of the share award on the date of grant. The fair value of our MSUs is estimated as of the date of grant using a Monte Carlo simulation. The Monte Carlo simulation is based on the average market price of our common stock for a defined number of calendar days prior to the vesting date and the expected number of MSUs that will convert into common shares. In determining share-based compensation for MSUs, the Monte Carlo simulation approach is applied in a risk-neutral framework with inputs including the volatility of our common stock, risk-free interest rates, and expected dividends. When estimating the grant date fair value of the MSUs, the daily closing prices of our stock are forecast over the defined number of calendar days ending on the last day of the service period, using a Monte Carlo simulation. Numerous iterations of the Monte Carlo simulation are performed, based on the framework described above, to develop a distribution of future stock price paths. The estimated fair value of an MSU equals the average of the discounted present values from each of the simulation paths produced by the Monte Carlo simulation. The Company recognizes share-based compensation expense for MSU awards using the straight-line method, over the period that the awards are expected to vest. Compensation cost related to an award with a market condition will be recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

Results of Operations
Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the three months ended September 30, 2013:

	Three Months Ended September 30,
	$ (in thousands, unaudited)		$ Change	% Change	% of Revenue
	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
Revenues	$100,703	$99,309	$1,394	1.4%	100.0%	100.0%	0.0%
Costs and expenses:
Instructional costs and services	45,984	47,422	(1,438)	(3.0)	45.7	47.8	(2.1)
Marketing and promotional	26,489	25,674	815	3.2	26.4	25.9	0.5
Admissions advisory	6,796	7,488	(692)	(9.2)	6.7	7.5	(0.8)
General and administrative	10,924	10,442	482	4.6	10.8	10.5	0.3
Total costs and expenses	90,193	91,026	(833)	(0.9)	89.6	91.7	(2.1)
Operating income	10,510	8,283	2,227	26.9	10.4	8.3	2.1
Other expense, net	(238)	(21)	(217)	1,033.3	(0.2)	—	(0.2)
Income before income taxes	10,272	8,262	2,010	24.3	10.2	8.3	1.9
Income tax expense	4,262	3,139	1,123	35.8	4.2	3.2	1.0
Effective tax rate	41.5%	38.0%
Net income attributable to Capella Education Company	$6,010	$5,123	$887	17.3%	6.0%	5.1%	0.9%

Revenues. The increase in revenues compared to the same quarter in the prior year was primarily related to growth in our new market platforms, including delivery of a significant employer project in the current year; and Capella University price increases. Capella University weighted average tuition increase in the current quarter was less than three percent and was implemented in July 2013. These increases were slightly offset by a 1.4 percent decrease in total Capella University enrollments at September 30, 2013 compared to the same period in 2012, an increase in tuition grants to support our initiatives to improve learner success, and a larger proportion of bachelor's and certificate learners who generate less revenue per learner than our master's and doctoral learners.
Instructional costs and services expenses. Instructional costs and services expenses, and instructional costs and services expenses as a percent of revenue, decreased compared to the same quarter in the prior year primarily due to a decrease in depreciation expense as a result of our enterprise resource planning system becoming fully depreciated in the prior year, and reductions in bad debt expense. The overall decrease was partially offset by increased bonus expense and an increase in expenses related to our diversification efforts.
Marketing and promotional expenses. Marketing and promotional expenses, and marketing and promotional expenses as a percent of revenue, increased compared to the same quarter in the prior year primarily due to additional investments in Capella University's market research initiatives and RDI's marketing platform, depreciation expense as a result of investments in strategic initiatives throughout 2012, and information technology investments related to improving our visitor center. The overall increase was partially offset by efficiencies gained in our Capella University marketing efforts through utilization of a more balanced approach as we continue to optimize our relationship-based and brand marketing model.
Admissions advisory expenses. Admissions advisory expenses, and admissions advisory expenses as a percent of revenue, decreased compared to the same quarter in the prior year primarily due to higher information technology expenses in the prior year associated with enterprise wide foundational upgrades and strategic initiatives, and increased staff productivity in 2013.
General and administrative expenses. General and administrative expenses, and general and administrative expenses as a percent of revenue, increased compared to the same quarter in the prior year primarily as a result of increased bonus and severance expense.
Other expense, net. Other expense, net was $238 thousand for the three months ended September 30, 2013, and $21 thousand for the three months ended September 30, 2012. The increase in expense compared to the same quarter in the prior year was primarily due to an increase in the impact of foreign exchange rates in the current quarter, and reduced interest income levels as a result of the lower average marketable securities balance in 2013.

Income tax expense. The increase in our effective tax rate compared to the same quarter in the prior year was a result of our inability to utilize the foreign operating losses which are subject to a full valuation allowance as well as a decrease in the favorable impact of tax exempt interest income.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the nine months ended September 30, 2013:

	Nine Months Ended September 30,
	$ (in thousands, unaudited)		$ Change	% Change	% of Revenue
	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
Revenues	$309,638	$314,889	$(5,251)	(1.7)%	100.0%	100.0%	0.0%
Costs and expenses:
Instructional costs and services	137,851	142,559	(4,708)	(3.3)	44.5	45.3	(0.8)
Marketing and promotional	76,091	76,535	(444)	(0.6)	24.6	24.3	0.3
Admissions advisory	20,294	22,658	(2,364)	(10.4)	6.6	7.1	(0.5)
General and administrative	32,252	28,861	3,391	11.7	10.4	9.2	1.2
Total costs and expenses	266,488	270,613	(4,125)	(1.5)	86.1	85.9	0.2
Operating income	43,150	44,276	(1,126)	(2.5)	13.9	14.1	(0.2)
Other expense, net	(463)	(4)	(459)	11,475.0	(0.1)	—	(0.1)
Income before income taxes	42,687	44,272	(1,585)	(3.6)	13.8	14.1	(0.3)
Income tax expense	17,500	16,630	870	5.2	5.7	5.3	0.4
Effective tax rate	41.0%	37.6%
Net income	25,187	27,642	(2,455)	(8.9)	8.1	8.8	(0.7)
Net loss attributable to noncontrolling interest	—	186	(186)	(100.0)	—	0.1	(0.1)
Net income attributable to Capella Education Company	$25,187	$27,828	$(2,641)	(9.5)%	8.1%	8.9%	(0.8)%

Revenues. The decrease in revenues compared to the same period in the prior year was primarily related to a 1.4 percent decrease in total Capella University enrollments at September 30, 2013 compared to the same period in 2012, an increase in tuition grants to support our initiatives to improve learner success, and a larger proportion of bachelor's and certificate learners who generate less revenue per learner than our master's and doctoral learners. This decrease was slightly offset by growth in our new market platforms and Capella University price increases. Capella University tuition increase in the current period was approximately two percent, which represents a weighted average of price increases implemented in July 2012 and 2013.
Instructional costs and services expenses. Instructional costs and services expenses, and instructional costs and services expenses as a percent of revenue, decreased compared to the same period in the prior year primarily due to a decrease in depreciation expense as a result of our enterprise resource planning system becoming fully depreciated in the prior year, an impairment charge related to property and equipment in the prior year's first quarter, as well as a reduction in bad debt expense compared to the same period in the prior year. These decreases were partially offset by increased expenses related to our diversification efforts.
Marketing and promotional expenses. Marketing and promotional expenses as a percent of revenue increased compared to the same period in the prior year primarily due to increased investments in RDI's marketing platform, depreciation expense as a result of investments in strategic initiatives throughout 2012, and information technology investments related to improving the the visitor center. These increases were partially offset by efficiencies gained in our Capella University marketing efforts through utilization of a more balanced approach as we continue to optimize our relationship-based and brand marketing model.
Admissions advisory expenses. Admissions advisory expenses, and admissions advisory expenses as a percent of revenue, decreased compared to the same period in the prior year primarily due to higher information technology expenses in the prior year associated with enterprise wide foundational upgrades and strategic initiatives, and increased staff productivity in 2013.
General and administrative expenses. General and administrative expenses, and general and administrative expenses as a percent of revenue, increased compared to the same period in the prior year primarily as a result of the prior year reversal of the Office of Inspector General (OIG) audit accrual for our estimated total amount of Title IV funds not returned for learners who withdrew without providing official notification of approximately $1.0 million, including interest, but not including fines and penalties; and increased bonus expense.
Other expense, net. Other expense, net was $0.5 million of expense for the nine months ended September 30, 2013, and $4 thousand of expense for the nine months ended September 30, 2012. The increase in expense compared to the same period in the prior year was primarily due to reduced interest income levels as a result of the lower average marketable securities balance in 2013, and an increase in the impact of foreign exchange rates in 2013. These increases were partially offset by a smaller increase in the fair value of the RDI contingent consideration liability in the current year as a result of adjusting the expected timing of future cash payments to the former RDI shareholders in the second quarter of 2013.
Income tax expense. The increase in our effective tax rate compared to the same quarter in the prior year was a result of our inability to utilize the foreign operating losses which are subject to a full valuation allowance as well as a decrease in the favorable impact of tax exempt interest income.

Liquidity and Capital Resources

Liquidity
We financed our operating activities and capital expenditures during the nine months ended September 30, 2013 and 2012 primarily through cash provided by operating activities. Our cash, cash equivalents and marketable securities were $151.3 million and $115.5 million at September 30, 2013 and December 31, 2012, respectively.

On September 30, 2011, we entered into an unsecured revolving credit agreement (the Credit Agreement) with Bank of America, N.A., and certain other lenders. The Credit Agreement provides $100.0 million of borrowing capacity, with an increase option of an additional $50.0 million. The Credit Agreement term ends September 30, 2016. As of September 30, 2013, there were no borrowings under the credit facility and we were in compliance with all debt covenants.

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

On July 15, 2011, we acquired 100% of the share capital of RDI for £7.9 million (approximately $12.6 million), net of cash acquired. In connection with the agreement, we will make an additional payment of £4.0 million (approximately $6.4 million) to the former shareholders of RDI, if RDI is granted Taught Degree Awarding Power (TDAP).

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

Operating Activities
Net cash provided by operating activities was $53.2 million and $48.7 million for the nine months ended September 30, 2013 and 2012, respectively. The increase was primarily due to the effects of changes in operating assets and liabilities, partially offset by a decrease in net income, a decrease in depreciation expense, and the impairment of property and equipment in 2012.

Investing Activities
Net cash used in investing activities is primarily related to the purchase or maturity of investments in marketable securities and investments in property and equipment. Net cash used in investing activities was $29.6 million for the nine months ended September 30, 2013. Net cash provided by investing activities was $26.8 million for the nine months ended September 30, 2012.

Cash used in investing activities for the nine months ended September 30, 2013 consisted primarily of purchases of marketable securities and investments in property and equipment, which were partially offset by maturities of marketable securities. Net purchases and maturities of marketable securities represented a cash outflow of $14.8 million during the nine months ended September 30, 2013, and a cash inflow of $46.0 million during the nine months ended September 30, 2012. The maturities of marketable securities in 2012 were primarily held as cash and cash equivalents at September 30, 2012.

We believe the credit quality and liquidity of our investment portfolio as of September 30, 2013 is strong. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply/demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity. But even with this approach, we may incur investment losses as a result of unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Capital expenditures were $14.8 million and $18.0 million for the nine months ended September 30, 2013 and September 30, 2012, which primarily consisted of investments in learner success initiatives, academic quality, and foundational priorities. Capital expenditures in 2013 also included enhancements to our visitor center. The decrease in capital expenditures for the nine months ended September 30, 2013 compared to the same period in the prior year is primarily driven by higher investments in foundational priorities in the third quarter of 2012, and improved management of internal and external labor resources throughout 2013 that support our overall strategic initiative investments.

We lease all of our facilities. We expect to make future payments on existing leases from cash generated from operations.

Financing Activities
Net cash used in financing activities was $2.0 million and $38.1 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease in net cash used is primarily the result of a reduction in repurchases of our common stock. In the first nine months of 2013, we repurchased $4.8 million of common stock under our repurchase program, excluding commissions. In the first nine months of 2012, we repurchased $38.7 million of common stock, excluding commissions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk
The Company has no derivative financial instruments or derivative commodity instruments, and believes the risk related to cash equivalents and marketable securities is limited due to the adherence to its investment policy, which focuses on capital preservation and liquidity. In addition, all investments must have a minimum Standard & Poor’s rating of A minus (or equivalent) by at least one agency at the purchase date. All of the Company's cash equivalents and marketable securities as of September 30, 2013 and December 31, 2012 were rated BBB+ or higher by at least one rating agency. In addition, the Company utilizes money managers who conduct initial and ongoing credit analysis on its investment portfolio to monitor and minimize the potential impact of market risk associated with its cash, cash equivalents and marketable securities. Despite the investment risk mitigation strategies the Company employs, it may incur investment losses as a result of unusual and unpredictable market developments and may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. Unusual and unpredictable market developments may also create liquidity challenges for certain assets in the Company's investment portfolio.

Interest Rate Risk
The Company manages interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates, which are tied to various market indices. The Company's future investment income may fall short of expectations due to changes in interest rates or it may suffer losses in principal if it is forced to sell securities that have declined in market value due to changes in interest rates. At September 30, 2013, a 10% increase or decrease in interest rates would not have a material impact on the Company's future earnings, fair values, or cash flows.

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

•
Gains and losses resulting from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from foreign currency transactions. These items are recorded in other expense, net in the Consolidated Statements of Income.

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

Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of September 30, 2013, in ensuring that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended September 30, 2013, the Company used $2.7 million to repurchase shares of common stock under its repurchase program.(1) Its remaining authorization for common stock repurchases was $53.5 million at September 30, 2013. The following presents the Company's share repurchases during the quarter ended September 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (2)
7/1/2013 to 7/31/2013	948	$49.38	948	$6,095,227
8/1/2013 to 8/31/2013	40,233	54.84	40,233	53,888,959
9/1/2013 to 9/30/2013	7,386	56.25	7,386	53,473,483
Total	48,567	54.95	48,567	53,473,483

(1)
The Company announced its current share repurchase program in July 2008. As of September 30, 2013, the Company's Board of Directors has authorized repurchases up to an aggregate amount of $285.7 million in value of common stock under the current program. The Board of Directors authorizes the Company to repurchase outstanding shares of common stock, from time to time, depending on market conditions and other considerations. There is no expiration date on the repurchase authorizations and repurchases occur at the Company's discretion.

(2)	On August 8, 2013, the Company's Board of Directors approved a $50.0 million increase to its existing share repurchase program.

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
October 22, 2013
J. Kevin Gilligan Chief Executive Officer
(Principal Executive Officer)

/s/ Steven L. Polacek
October 22, 2013
Steven L. Polacek Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)