Form 10-K
period 2013-12-31
CAPELLA EDUCATION CO
filed 2014-02-20
CIK 1104349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $459.1 million.
The total number of shares of common stock outstanding as of February 14, 2014, was 12,348,056.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2013 fiscal year) are incorporated by reference into Part III of this Report.

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
Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Item 1A—Risk Factors,” below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed in fiscal 2014.

Item 1.	Business

Overview
Capella Education Company (the Company) is an online postsecondary education services company. Our wholly-owned subsidiaries include the following:

•
Capella University (the University) offers a variety of doctoral, master’s and bachelor’s programs in the following markets: public service leadership, behavioral health and human services, business management and technology, and education. We focus on master's and doctoral degrees, with 72% of our learners enrolled in a master’s or doctoral degree program. Our academic offerings combine competency-based curricula with the convenience and flexibility of an online learning format. We design our offerings to help working adult learners develop specific competencies they can employ in their workplace. We actively support and engage with our learners throughout their programs to enhance their prospects for successful program completion. We believe the relevance and convenience of our programs provide a quality educational experience for our learners. At December 31, 2013, we offered over 1,700 online courses and 43 academic programs with 143 specializations to over 35,000 learners.

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

•
Capella Learning Solutions (CLS) is a subsidiary created in 2013 that provides online training solutions and services to corporate partners which are delivered through Capella's online learning platform.

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

Over the past several years, we introduced numerous new programs and specializations across all of our markets, including the launch of doctoral, master’s and bachelor’s level programs within our public service leadership market. In 2010, we formed a joint venture with Sophia, an online social teaching and learning platform, in which we were the majority owner. On April 16, 2012, we acquired the remaining interest in Sophia which is now a wholly owned subsidiary as of that date. In 2011, we acquired RDI, an independent provider of distance learning. Additionally, the Company introduced CLS - providing online training solutions and services to corporate partners - in 2013.

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

According to the U.S. Census Bureau’s 2008-2012 American Community Survey five year estimates, 63.8% of adults (persons 25 years of age or older) do not possess a postsecondary degree. Of the 21.0 million postsecondary learners enrolled as of the fall of 2010, the NCES estimated that 8.4 million were adults, representing approximately 40% of total enrollment. We expect adults will continue to represent a large segment of the postsecondary education market as they seek additional education to secure better jobs, or to remain competitive or advance in their current careers.

In December 2012, Eduventures, Inc., an education consulting and research firm, published a report projecting continued, although slowed, growth in online degrees through 2017. Competition from traditional universities is expected to increase as they expand their online offerings.

Competition
The postsecondary education market is highly fragmented and competitive, with no private or public institution owning a significant market share. We compete primarily with public and private degree-granting regionally accredited colleges and universities. Our competitors include both traditional and for-profit colleges and universities offering online programs, such as American Public University, Ashford University, DeVry University, Grand Canyon University, Liberty University, Strayer University, University of Maryland, University of Phoenix, Walden University, and Western Governor’s University. In particular, traditional colleges and universities increasingly offer a variety of distance education alternatives to professional adults.

We believe that the competitive factors in the postsecondary education market primarily include the following:

•	relevant, practical and accredited program offerings;

•	reputation of the college or university and marketability of the degree;

•	convenient, flexible and dependable access to programs and classes;

•	regulatory approvals;

•	qualified and experienced faculty;

•	level of learner support;

•	affordability of the program;

•	availability of Title IV funds

•	relative marketing and selling effectiveness; and

•	the time necessary to earn a degree.

Our Competitive Strengths
We believe we have the following competitive strengths:

Commitment to Academic Quality. We are committed to providing our learners with a rewarding and challenging academic experience. Our commitment to academic quality is a tenet of our culture, and we believe that quality is an important consideration to those learners who choose Capella University. Having originated as an institution exclusively focused on graduate degree education, we have historically promoted an educational experience based on high academic standards. We continue to apply this approach as we have expanded our graduate and undergraduate programs. Today, we believe that our commitment to academic quality is reflected in our curricula, faculty, learner support services and academic oversight processes. The impact of this commitment is evidenced by the satisfaction of our learners both during their educational experience and their career success following graduation. Data released by the Department of Education in connection with gainful employment regulations and independent national surveys indicate higher income levels and high learner satisfaction of Capella graduates compared to our competition.

Deep Experience in Quality Online Education. In contrast to institutions converting traditional, classroom-based educational offerings to an online format, our academic programs have been distinctively designed for online delivery. Our competency-based curriculum design offers flexibility while promoting a high level of interaction with other learners and faculty members.

The competency-based curriculum includes the FlexPath program (which is a Department of Education approved "direct assessment" program) which offers the potential to significantly reduce the cost of a degree, accelerate the time required for degree completion, and better align learning to the needs of employers and society. Traditionally, degree programs are constructed around credit hours that measure the time required to complete specific courses. Under the FlexPath model, degree programs are constructed around the direct assessment of demonstrated competencies and the application of learning.

Our faculty is specifically trained to deliver online education, and our learner support infrastructure was developed to track learner progress and performance to meet the unique needs of online learners. Capella's online learning infrastructure supports extensive predictive and actionable analytics capabilities which we leverage to develop and implement learner success and process improvements. As a result of our core focus on online education, we believe we have developed quality educational programs that meet the needs of our learners in a convenient and effective manner.

Professionally Aligned Academic Programs and Specializations. As of December 31, 2013, we offered 43 academic programs with 143 specializations, each designed to appeal to and meet the educational objectives of motivated professionals in specific markets. The diversity of our program portfolio allows us to target relevant portions of the adult learner population and provide offerings in several of the highest demand areas of study, such as business and information technology, health care and nursing, social and behavioral science, education, and public service leadership. Our specializations are designed to attract learners by providing depth and value within a program that is typically unavailable in an unspecialized program, and by addressing specific competencies that learners can immediately apply in their current workplace. Authentic assessments are embedded within our competency-based curriculum and are administered by faculty with academic credentials and relevant practitioner experience.

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

We will focus on the following operational priorities to deliver these strategies:

Competency-Based Curriculum. We continue to refine and implement best practices for teaching and learning models and focus on learner success by improving completion rates. Our goal is to further strengthen our position as a recognized leader in high quality, online learning.

We are committed to delivering a superior academic, professionally-aligned, real-world education to our learners. Capella University’s competency-based curriculum is designed for busy, experienced professionals who want to gain the relevant competencies to help advance their career. We seek to develop a deep understanding of the professions we serve and the competencies required of skilled professionals in these fields. This commitment guides the development of our competency based curricula, the recruitment of our faculty and staff, and the design of our support services. We continue to advance tools that provide learners, faculty, and staff with timely information and actionable interventions to improve learning outcomes. We use the results of internal assessments to develop an understanding of the specific needs and readiness of each individual learner at the start of a program. Through the use of competency-based curricula and transparent measurement of course and program outcomes, we seek to provide our learners with the most direct path to the skills and knowledge learners need to be successful it their careers, including a portfolio of professional competencies, and support for career advancement as well as the degree itself.

Learner Success. Capella serves a unique learner. Our learners tend to be professionals with an average age of 40, and pursuing a graduate degree to fulfil a strong desire to be at the forefront of their profession. Our programs surround these learners with a supportive, flexible, and engaging environment to help them achieve academic success. This includes a comprehensive focus on improving early cohort persistence, personalizing the on-boarding experience for new learners, simplifying learners’ administrative interactions with Capella, and continuing to improve the quality and frequency of interaction between our learners and our faculty.

We look for opportunities to improve our learners’ educational experience and increase the likelihood of learners successfully completing degree programs. We also seek to facilitate an even closer relationship between our faculty and learners to further drive learner success. We believe our superior online experience, and competency-based curriculum focused on providing immediate and applicable value, the most direct path to goal achievement, and professional credibility are core to our differentiation strategy and will continue to enhance learner satisfaction, leading to higher levels of engagement, persistence, brand advocacy and referrals. Additionally, we are building a long-term roadmap in order to maintain our ability to offer affordable degrees that lead to a compelling return on the learner’s investment and will ensure the Capella University brand remains competitively positioned.

Relationship-Based Marketing. We continue to focus on building the Capella brand, and have established strong differentiation as a high quality and professionally aligned online university. We continue to expand on this differentiation through a variety of initiatives, including creating brand recognition, optimizing marketing efforts, interacting with prospective learners earlier in the decision process, and expanding strategic employer relationships. We will continue to leverage our data rich environment and analytical capabilities to drive greater marketing efficiencies, higher quality inquiries and improved conversion rates. Our marketing strategy is designed to attain greater strategic control over our new enrollment growth and strengthen engagement with our learners and alumni.

Innovation and Diversification. We also seek to drive growth through a multifaceted strategy of enhancing existing program offerings, and developing new and innovative programs and specializations within our four current target markets. Our market and product teams focus on certain verticals as we strive to enhance our existing program offerings by continuously improving course design and technology, and obtaining specialized accreditation and additional state approval of programs leading to professional licensure and select endorsements. Within our current target markets, we seek to expand our program and specialization offerings, while also targeting additional professions. We challenge ourselves to innovate and explore opportunities that leverage our existing Capella University expertise, brand reputation, and educational capabilities to increase affordability, speed to competency, and alignment with employer needs, leading to stronger demand potential and long-term growth opportunities. Through our focus on innovation we have developed new technologies, new learning and business models, and are entering new markets, which are essential ingredients for long-term growth. In 2013, Capella University began offering courses in its Bachelor of Science (BS) in Business and Master of Business Administration (MBA) programs under the FlexPath model, a new direct assessment degree delivery program. The FlexPath programs offer the potential to significantly reduce the cost of a degree, accelerate the time required for degree completion, and better align learning to the needs of employers and society. Traditionally, degree programs are constructed around credit hours that measure the time required to complete specific courses. Under the FlexPath model, degree programs are constructed around the direct assessment of demonstrated competencies and the application of learning.

Capella University
Capella University is a postsecondary educational institution accredited by The Higher Learning Commission (HLC) of the North Central Association of Colleges and Schools, one of six regional institutional accrediting associations in the United States, and is registered with the Minnesota Office of Higher Education (MOHE).

Our Approach to Academic Quality
We believe the following critical elements promote a high level of academic quality at Capella University:

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

•
Faculty. We select our faculty based on their academic credentials as well as their teaching and practitioner experience. Our faculty members tend to be practitioners as well as scholars, bringing relevant, practical experience from their professional careers into the courseroom. As of December 31, 2013, approximately 86% of our faculty members have a doctoral degree. We invest in the professional development of our faculty members through required training in online teaching techniques as well as events and discussions designed to foster sharing of best practices and a commitment to academic quality. We also communicate clear expectations regarding the quality of faculty and learner interactions, and monitor achievement of those expectations.

•
Online course design. We employ a comprehensive design framework to ensure that our online courses offer consistent learning experiences, high quality interactions, and the tools required for assessing learning outcomes. We regularly assess course outcomes data as well as learner assessments to identify opportunities for course enhancements and upgrades.

•
Learner support. We establish teams comprised of both academic and administrative personnel in areas including advising, academic support, financial aid counseling and administration, library and career counseling services to serve as important points of contact to learners throughout the duration of their studies. Most of our support services are accessible online, allowing users to access these services at a time and in a manner that is convenient to them. We believe that a strong and reliable support network is as important to maintaining learner motivation and commitment as the knowledge and engagement of our faculty.

In addition to these traditional components of academic quality, our teaching approach and the online format of our programs offers several features that enrich the learning experience for our primarily professional adult learners:

Low learner to faculty ratio. Our courses average about 17 learners, providing each learner the opportunity to interact directly with our faculty and to receive individualized feedback and attention. By ensuring each learner is encouraged to participate actively, the instructor is better enabled to evaluate the learner’s understanding of course material, which we believe strengthens the academic quality of our programs.

Diverse learner population. Our online format allows us to focus on adult learners as well as to attract a diverse population of learners with a variety of professional backgrounds and life experiences.

Practitioner-oriented course experience. Our courses are designed to encourage learners to incorporate workplace issues or projects into their studies. This approach provides relevant context to many of the academic theories covered by our curricula, and allows learners to immediately apply value to their current career or profession.

Time efficiency. While many campus-based learners are required to spend time commuting, parking, or otherwise navigating a large campus, our online learning format enables our learners to focus their time on course assignments and discussions. In addition, we design our programs and courses to achieve the most efficient time to completion.

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

Curricula
Our program offerings cover four markets: public service leadership, behavioral health and human services, business, management and technology, and education. At December 31, 2013, we offered 43 academic programs with 143 specializations within these markets:

Public Service Leadership
Doctor of Public Administration	Master of Business Administration
General Public Administration	Health Care Management
Doctor of Philosophy in Human Services	Master of Science in Human Services
Multidisciplinary Human Services	Gerontology
Health Care Administration	Multidisciplinary Human Services
Nonprofit Management and Leadership	Social and Community Services
Social and Community Services	Master of Science in Nursing
Doctor of Philosophy in Public Safety	General Nursing
Criminal Justice	Nurse Educator
Emergency Management	RN-to-MSN Nurse Educator
Public Safety Leadership	RN-to-MSN General Nursing
Doctor of Health Administration	RN-to-MSN Diabetes Nursing
General Health Administration	RN-to-MSN Gerontology Nursing
Health Care Leadership	RN-to-MSN Nursing Leadership and Administration
Health Policy and Advocacy	Diabetes Nursing
Doctor of Nursing Practice	Gerontology Nursing
Doctor of Public Health	Nursing Leadership and Administration
Epidemiology	Master of Science in Public Safety
Health Advocacy and Leadership	Criminal Justice
Master of Public Administration	Emergency Management
General Public Administration	Public Safety Leadership
Master of Health Administration	Bachelor of Science in Business
General Health Administration	Health Care Management
Health Care Operations	Bachelor of Science in Information Technology
Health Policy	Health Information Technology
Master of Nonprofit Management and Leadership	Bachelor of Science in Public Safety
Master of Science in Homeland Security	Criminal Justice
Master of Public Health	Emergency Management
General Public Health	Homeland Security
Health Management and Policy	Bachelor of Science in Nursing
Social and Behavioral Sciences	RN-to-BSN Completion

Behavioral Health and Human Services
Doctor of Philosophy in Counselor Education and Supervision	Master of Science in Marriage and Family Counseling/Therapy
General Counselor Education and Supervision	General Marriage and Family Counseling/Therapy
Doctor of Philosophy in Advanced Studies in Human Behavior	Master of Science in Mental Health Counseling
General Advanced Studies in Human Behavior	General Mental Health Counseling
Doctor of Psychology	Master of Science in Psychology
Clinical Psychology	Applied Behavior Analysis
Doctor of Philosophy in Psychology	Child and Adolescent Development
General Psychology	Clinical Psychology
Addiction Psychology	Counseling Psychology
Industrial/Organizational Psychology	General Psychology
Educational Psychology	Sport Psychology
Doctor of Psychology in School Psychology	Educational Psychology
Doctor of Social Work	Evaluation, Research, and Measurement
General Social Work	School Psychology

Master of Science in Addiction Counseling	Master of Science in Studies in Human Behavior
General Addiction Counseling	General Studies in Human Behavior
Master of Science in School Counseling	Bachelor of Science in Psychology
General School Counseling	General Psychology

Business, Management, & Technology
Doctor of Business Administration	Master of Business Administration
Business Intelligence	Accounting
Global Operations and Supply Chain Management	Finance
Strategy and Innovation	Business Intelligence
Finance	Entrepreneurship
Marketing	General Business Administration (FlexPath option available)
Accounting	Global Operations and Supply Chain Management
Human Resource Management	Human Resource Management
Information Technology Management	Information Technology Management
Leadership	Project Management
Project Management	Marketing
Doctor of Philosophy in Business Management	Master of Science in Information Systems Technology and Management
Accounting	General Information Systems Technology and Management
General Business Management	Health Information Management
Finance	Information Assurance and Security
Human Resources Management	Project Management
Information Technology Management	Master of Science in Psychology
Leadership	Industrial/Organizational Psychology
Marketing	Leadership Coaching Psychology
Project Management	Bachelor of Science in Business
Management Education	Accounting
Strategy and Innovation	Business Administration (FlexPath option available)
Doctor of Philosophy in Education	Finance
Training and Performance Improvement	Human Resource Management
Doctor of Philosophy in Information Technology	Management and Leadership
General Information Technology	Marketing
Information Assurance and Security	Project Management
Information Technology Education	Bachelor of Science in Information Technology
Project Management	General Information Technology
Master of Science in Education	Information Assurance and Security
Training and Performance Improvement	Network Technology
Master of Science in Human Resources Management	Project Management
General Human Resources Management	System Development
Master of Science in Leadership
General Leadership

Education
Doctor of Education (EdD)	Doctor of Philosophy in Education (PhD)
Education Leadership and Management	Curriculum and Instruction
Reading and Literacy	Instructional Design for Online Learning
K-12 Studies in Education
Education Specialist (EdS)	Leadership in Educational Administration
Curriculum and Instruction	Special Education Leadership
Leadership in Educational Administration	Leadership for Higher Education
Postsecondary and Adult Education
Professional Studies in Education
Nursing Education

Master of Science in Education	Master of Science in Higher Education
Curriculum and Instruction	Adult Education
Early Childhood Education	Enrollment Management
English Language Learning and Teaching	Integrative Studies
K-12 Studies in Education	Higher Education Leadership and Administration
Leadership in Educational Administration	Bachelor of Science in Psychology
Reading and Literacy	General Psychology
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

To meet traditional University course requirements, learners typically need to access the online courseroom multiple times each week. However, the courses are developed to be taken asynchronously, so learners can attend each course as it fits their weekly schedule. Learners are required to respond to questions posed by the instructor, as well as comments made by other learners. This provides for an interactive experience in which each learner is both encouraged and required to be actively engaged. Faculty is also required to have substantive engagement in each course each week. Additional learning experiences may include team projects and/or research papers. Our online format provides a digital record of learner interactions for the course instructor to assess learners’ levels of engagement and demonstration of required competencies. The course design also includes assessment of learning outcomes.

The primary exception to our online format is for doctoral learners and for certain master’s degree candidates pursuing professional licenses. These learners participate in periodic residential colloquia, year-in-residencies, supervised practica and internships as a complement to their courses. Colloquia typically lasts from three to 25 days and is required, on average, once per year for learners in applicable programs. The supervised practica and internships vary in length based on the program in which the learner is enrolled.

We also offer certificate programs, which consist of a series of courses focused on a particular area of study, for learners who seek to enhance their skills and knowledge. Online certificate courses can be taken to prepare for a graduate degree program or on a stand-alone basis. The duration of our certificate programs ranges from two quarters to approximately two years.

In 2013, with approval from our regional accreditor and the Department of Education, the Company began offering its BS in Business and MBA programs under the FlexPath model, a new direct assessment degree delivery program. The FlexPath programs offer the potential to significantly reduce the cost of a degree, accelerate the time required for degree completion, and better align learning to the needs of employers and society. Traditionally, degree programs are constructed around credit hours that measure the time required to complete specific courses. Under the FlexPath model, degree programs are constructed around the direct assessment of demonstrated competencies and the application of learning.

Faculty & Other Employees
We seek to hire faculty who have teaching and/or practitioner experience in their particular discipline and who possess significant and appropriate academic credentials. As of December 31, 2013, approximately 86% of our faculty members have a doctoral degree. We provide significant training to new faculty members, including an online development program focused on the Capella way of effective online teaching, our educational philosophy, teaching expectations and our online platform, prior to offering a teaching assignment. In addition, we provide professional development and training for all faculty members on an ongoing basis. To evaluate the performance of our faculty members, we regularly monitor courseroom activity and assess both learner satisfaction with the courseroom experience and learner performance against course outcomes.

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

We also employ non-faculty staff in university services, academic advising and academic support, enrollment services, university administration, financial aid, information technology, human resources, finance and other administrative functions. As of December 31, 2013, we employed 2,804 faculty and non-faculty staff. None of our employees are a party to any collective bargaining or similar agreement with us.

Learner Support Services
The learner support services we provide include:

Academic services. We provide learners with a variety of services designed to support their academic success. These services include new learner orientation, technical support, academic advising, research services (particularly for doctoral degree candidates), writing services and online tutoring. Additionally, interactive, self-paced modules supporting academic and personal success skills are available for learners through our online portal. We also provide appropriate educational accommodations to learners with documented disabilities through our disability support services team. Besides traditional academic advising, our advising model has been transformed to provide additional focus on coaching new learners during the first year of their academic experience. The advising process is supported by the use of tools that are informed by predictive analytics that identify at risk behaviors and the learners’ mastery of competencies. Advisors and faculty collaborate proactively to intervene and help learners stay on track and be successful.

Administrative services. We provide learners with the ability to access a variety of administrative services both telephonically and via the Internet. For example, learners can register for classes, apply for financial aid, pay their tuition and access their billing statements and transcripts online. In addition, our financial aid counselors provide personalized online and telephonic support to our learners including counseling regarding financing their education. We believe this online accessibility provides the convenience and self-service capabilities that our learners value.

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

Career center services. Our staff offers career counseling, job search advising, and career management support to all Capella learners and alumni. Our career counselors interact with learners and alumni via email, telephone, and online seminars to assist with career-related activities such as resume development, curriculum vitae and cover letter development; interview preparation; effective job search strategies; and career advancement efforts. The Career Center’s online iGuide resources help learners gather occupational information and trends, access job postings, and view sample job search documents. Our counselors also assist with prospective learners’ selection of the Capella University program and specialization that best suits their professional aspirations.

Admissions
Capella University’s admission process is designed to offer access to prospective learners who seek the benefits of a postsecondary education while providing feedback to prospects regarding their ability to successfully complete their chosen program. Prior to the first course in their program of study, learners are generally required to complete an orientation to online education and a skills assessment, the results of which enable us to develop an understanding of the specific needs and readiness of each individual learner. Learners must successfully complete the first course in their program of study to continue their education.

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

Enrollment
As of the last day of classes in the quarter ended December 31, 2013, our enrollment was 35,432 learners. Of the learners that responded to our demographic survey, approximately 75% were female and approximately 54% were people of color. Our learner population is geographically distributed primarily throughout the United States. Our end of period enrollments as of December 31, 2013 decreased 2.5% percent compared to December 31, 2012 primarily due to modest new enrollment growth in 2013 that did not offset declines or flat year-over-year new enrollment growth experienced in previous years.

The following summarizes our learners as of the last day of the quarter ended December 31, 2013:

	Total Enrollment
	Number of Learners	Percent of Total
Doctoral	10,700	30.2%
Master’s	14,931	42.2%
Bachelor’s	8,828	24.9%
Other	973	2.7%
Total	35,432	100.0%

Tuition and Fees
Our tuition rates vary by type and length of program and by degree level, such as doctoral, master’s or bachelor’s. For all learners in master’s and bachelor’s programs, tuition is charged on a per course basis. Prices per course ranged from approximately $1,200 to $2,500 for the 2013-2014 academic year (the academic year that began in July 2013) and from $1,400 to $2,500 for the 2012-2013 academic year (the academic year that began in July 2012). The price of the course varies based upon the number of credit hours, the degree level of the program, and the discipline.

The majority of doctoral programs are priced at a fixed quarterly amount ranging from approximately $4,300 to $4,700 per learner for the 2013-2014 academic year and from $3,500 to $4,600 per learner for the 2012-2013 academic year, regardless of the number of courses in which the learner was registered. For select doctoral programs, tuition is charged on a per course basis. Prices per course ranged from $1,900 to $4,300 for the 2013-2014 academic year and from $2,500 to $4,200 for the 2012-2013 academic year.

“Other” in the enrollment table above refers primarily to certificate-seeking learners. Certificate programs generally consist of four courses, and the price of a course depends on the number of credit hours and the discipline. Prices per course in certificate programs generally ranged from approximately $1,500 to $2,500 for the 2013-2014 academic year and from $1,800 to $2,500 for the 2012-2013 academic year.

Tuition increases are specific to the program specialization and depend on market conditions, program differentiation or changes in operating costs that have an impact on price adjustments of individual programs or specializations. Capella University implemented a weighted average tuition increase of 2.8% for the 2013-2014 academic year. Refer to the University’s website, www.capella.edu, for tuition costs and credits required by individual degree. These program costs will vary by learner based upon the program and specialization selected, the number of courses taken per quarter and the number of transfer credits earned at other institutions.

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

As of December 31, 2013, approximately 26% of our learners received a discount in connection with these programs.

Throughout 2012 and 2013, we expanded and refined our offering of learner success grants under a variety of different programs, to promote affordability and encourage learners to remain enrolled. Learners must meet admission requirements, and enroll and apply within certain timeframes to receive the grants, which are generally awarded over a period of four to eight consecutive quarters. As of December 31, 2013, approximately 13% of our learners received a Capella awarded grant or scholarship.

Technology
Capella University provides learners and faculty members a secure, web-based technology environment through which they can learn about our offerings, access courses and support resources, utilize self-service tools, and engage in private social network for academic collaboration and professional growth. The University captures and stores comprehensive data across the lifecycle of our learners and embraces analytics to create differentiation and value.

Online courseroom. The University is a leader in competency-based learning and provides the instructional content of each course, along with tools to facilitate course discussions, assessments, grading and submission of assignments, through our online courseroom environment. We operate the Blackboard Learn System as our online courseroom platform. Through this platform, Capella supports more than 1,700 online courses each quarter.

Learner portal. Our iGuide platform acts as a virtual campus to our learners, providing them with a variety of support resources and networking tools to connect with fellow learners and faculty. Learners also use iGuide to access their online courseroom, community discussions, e-books, the library, financial aid, and self-service tools. iGuide is delivered on Liferay Portal technology, a Java-based Web portal and Content Management System platform.

Learner and faculty support. We utilize an Oracle/PeopleSoft Enterprise Resource Planning (ERP) platform to provide support services to our learners and faculty, including learner participation monitoring, course registration, transcript requests and financial aid applications. In addition, we offer our learners and faculty members online access to library resources, including comprehensive databases of articles, journals, and books across academic disciplines.

Internal administration. We use Oracle’s PeopleSoft ERP to perform internal administrative and operational functions. Our learner information system manages learner academic data and accounts receivable information, and our document management system stores and sorts learner applications, academic records and marketing data. We also employ PeopleSoft’s Customer Relationship Management (CRM) software to organize and process prospective learner information.

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

Infrastructure. Our servers and storage infrastructure are co-located in a third-party primary hosting facility and at a separate third-party backup data center. We perform redundant backup of software and data. We currently use a combination of Unix and Windows-based software on Cisco, HP, and Oracle/Sun hardware.

Enterprise Data Warehouse (EDW) and analytics. Capella’s EDW is our comprehensive repository of data throughout the learner lifecycle. We have built the EDW in a phased approach and continue to expand the EDW to include additional depth of academic data (learning data and engagement data) – including learner and faculty activity in our courseroom, learner demonstration of learning outcomes, accreditation alignments of academic content, and other data. Data from the EDW is made available to stakeholders through a powerful set of reporting and data analytics tools based on Microsoft and SAS software.

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

Visitor Center. During 2013, the Company invested in a major redesign of our primary web site for prospective learners, the Capella Visitor Center. The new Visitor Center provides an engaging and exploration-friendly experience in which learners can acquaint themselves with our value proposition and key offerings. The redesigned site also provides prospective learners with a personalized path to get the right information at the right time in their decision making cycle and enables them to ascertain their readiness to enroll in one of our programs.

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

REGULATORY ENVIRONMENT
Learners attending Capella University finance their education through a combination of individual resources, corporate reimbursement programs and federal financial aid programs. Capella University participates in the federal student financial aid programs authorized under Title IV. For the year ended December 31, 2013, approximately 78% of our revenues (calculated on a cash basis) were derived from Title IV programs. In connection with a learner’s receipt of federal financial aid, we are subject to extensive regulation by the Department of Education, state education agencies and our accrediting agency, The Higher Learning Commission of the North Central Association of Colleges and Schools. In particular, the Title IV programs, and the regulations issued thereunder by the Department of Education, subject us to significant regulatory scrutiny in the form of numerous standards that we must satisfy to participate in the federal student financial aid programs. To participate in Title IV programs, a school must be:

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

Accreditation
Capella University has been institutionally accredited since 1997 by The Higher Learning Commission of the North Central Association of Colleges and Schools, a regional accrediting agency recognized by the Secretary of the Department of Education. On February 28, 2008, Capella received a letter of reaffirmation of accreditation from The Higher Learning Commission. Our next scheduled reaffirmation process will begin in Fall 2014 and is expected to be completed in the Spring of 2015. Accreditation is a non-governmental system for recognizing educational institutions and their programs for learner performance, governance, integrity, educational quality, faculty, physical resources, administrative capability and resources, and financial stability. In the United States, this recognition comes primarily through private voluntary associations that accredit institutions and programs of higher education. To be recognized by the Secretary of the Department of Education, accrediting agencies must adopt specific standards for their review of educational institutions. These associations, or accrediting agencies, establish criteria for accreditation, conduct peer-review evaluations of institutions and professional programs for accreditation and publicly designate those institutions that meet their criteria. Accredited schools are subject to periodic review by accrediting agencies to determine whether such schools maintain the performance, integrity and quality required for accreditation.

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

In addition to Minnesota, Capella University is licensed or authorized to operate or to offer degree programs in the following states: Alabama, Arizona, Arkansas, Florida, Georgia, Iowa, Kansas, Kentucky, Louisiana, Nevada, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Washington, West Virginia, Wisconsin, and Wyoming. We are formally licensed or authorized to operate in these states because we have determined that our activities in each state constitute a presence that requires licensure or authorization by these states' higher educational agencies. In some cases, the licensure or authorization is only for specific programs or specific activities. Because we enroll learners from each of the 50 states, as well as the District of Columbia, and because we may undertake activities in other states that constitute a presence or otherwise subject us to the jurisdiction of the respective state educational agency, we may, from time to time, need to seek licensure or authorization to operate in additional states. Additionally, state regulations in states in which we are not licensed may limit certain of our activities, such as residencies and internships in programs requiring those experiences.

We are subject to extensive regulations by the states in which we are authorized or licensed to operate. State laws typically establish standards for instruction, qualifications of faculty, administrative procedures, marketing, recruiting, financial operations and other operational matters. State laws and regulations may limit our ability to offer educational programs and to award degrees. Some states may also prescribe financial regulations that are different from those of the Department of Education. We are required to post surety bonds in several states. If we fail to comply with state licensing requirements, we may lose our state licensure or authorizations. Failure to comply with the requirements of the Minnesota Office of Higher Education could result in Capella University losing its registration with the Minnesota Office of Higher Education, its eligibility to participate in Title IV programs, or its ability to offer certain programs, any of which would have a material impact on our operations.

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

Capella University learners receive loans and grants to fund their education primarily under the following Title IV programs: (1) the Federal Direct Loan Program (FDLP), (2) the Federal Pell Grant (Pell) and (3) Teacher Education Assistance for College and Higher Education Grant (TEACH) program. In 2013, approximately 78% of our revenues (calculated on a cash basis) were derived from tuition financed under Title IV federal financial aid.

•FDLP. Under the FDLP, the Department of Education, rather than a private lender, makes loans to learners. In 2013, approximately 73% of our revenues (calculated on a cash basis) were derived from the FDLP. Effective July 1, 2010, with the discontinuation of the Federal Family Education Loan Program (FFELP), the vast majority of our learners rely on FDLP loans to fund their programs.

•Pell and Teacher Education Assistance for College and Higher Education (TEACH) Grants. Under the Pell and TEACH programs, the Department of Education awards grants to bachelor’s learners who demonstrate financial need. In 2013, approximately 5% of our revenues (calculated on a cash basis) were derived from these programs.

Certain learners are eligible to receive funds from educational assistance programs administered by the U.S. Department of Veterans Affairs through the Minnesota Department of Veterans Affairs. Some Capella University learners finance all or a portion of their own education or receive full or partial tuition reimbursement from their employers. Finally, eligible learners can also access private loans through a number of different lenders for funding at current market interest rates. For the year ended December 31, 2013, less than one percent of our learners utilized private loans, and less than one percent of our revenue was derived from private loans.

Regulation of Federal Student Financial Aid Programs
To be eligible to participate in Title IV programs, an institution must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education. An institution must, among other things, be licensed or authorized to offer its educational programs by the state within which it is physically located (in our case, Minnesota), and where its activities require an approval to operate, and maintain institutional accreditation by a recognized accrediting agency. Capella University’s current program participation agreement expires June 30, 2014. We will submit our application for approval of our program participation agreement in March 2014 and expect to receive a favorable decision prior to the expiration of the current agreement.

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

Significant factors relating to Title IV programs that could adversely affect us include the following:

Congressional Action. Congress reauthorizes the Higher Education Act approximately every five to eight years. Congress most recently reauthorized the Higher Education Act in August 2008. The reauthorized Higher Education Act continued all of the Title IV programs in which we participate, but made numerous revisions to the requirements governing the Title IV programs, including provisions relating to the relationships between institutions and lenders that make student loans, student loan default rates, and the formula for revenue that institutions are permitted to derive from the Title IV programs. In addition, further rulemaking by the Department of Education may impose additional requirements on institutions that participate in Title IV programs. The reauthorization of the Higher Education Act is scheduled to expire in September 2014.  Committee leadership of both the U.S. House of Representatives and Senate began Reauthorization hearings in the latter half of 2013. Existing programs and participation requirements are subject to change in this process. Additionally, funding for the student financial assistance programs may be impacted during appropriations and budget actions.

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

The Department of Education evaluates institutions on an annual basis for compliance with specified financial responsibility standards utilizing a complex formula that uses line items from the institution’s audited financial statements. The standards focus on three financial ratios: (1) equity ratio (which measures the institution’s capital resources, financial viability and ability to borrow); (2) primary reserve ratio (which measures the institution’s ability to support current operations from expendable resources); and (3) net income ratio (which measures the institution’s ability to operate at a profit or within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without the need for further federal oversight. We have applied the financial responsibility standards to our Capella University audited financial statements as of and for the years ended December 31, 2013 and 2012, and calculated a composite score of 3.0 for both years, which is the maximum score attainable. We therefore believe that we meet the Department of Education’s financial responsibility standards. We will finalize our composite score as of and for the year ended December 31, 2013 in early 2014, and expect to meet the composite score requirements. If the Department of Education were to determine that we did not meet the financial responsibility standards due to a failure to meet the composite score or other factors, we could establish financial responsibility on an alternative basis by, among other things:

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

Title IV Return of Funds. Under the Department of Education’s return of funds regulations, an institution must first determine the amount of Title IV program funds that a learner “earned.” If the learner withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV program funds that the learner earned is equal to a pro rata portion of the funds for which the learner would otherwise be eligible. If the learner withdraws after the 60% threshold, then the learner has earned 100% of the Title IV program funds. The institution must return to the appropriate Title IV programs, in a specified order, the lesser of (i) the unearned Title IV program funds and (ii) the institutional charges incurred by the learner for the period multiplied by the percentage of unearned Title IV program funds. An institution must return the funds no later than 45 days after the date of the institution’s determination that a learner withdrew. If such payments are not made timely, an institution may be subject to adverse action, including being required to submit a letter of credit equal to 25% of the refunds the institution should have made in its most recently completed year. Under Department of Education regulations, late returns of Title IV program funds for 5% or more of learners sampled in the institution’s annual compliance audit constitutes material non-compliance. Regulations require that a company's return of Title IV funds error rate be under 5% for two consecutive annual Title IV compliance audits.

The “90/10 Rule.” A requirement of the Higher Education Act commonly referred to as the “90/10 Rule,” applies only to “proprietary institutions of higher education,” which includes Capella University. Under the August 2008 reauthorization of the Higher Education Act, effective upon the date of the law’s enactment, an institution is subject to loss of eligibility to participate in the Title IV programs if, on a cash accounting basis, it derives more than 90% of its fiscal year revenue, for two consecutive fiscal years, from Title IV program funds. An institution whose rate exceeds 90% for any single fiscal year will be placed on provisional certification for at least two fiscal years and may be subject to other conditions specified by the Secretary of Education. For the year ended December 31, 2013, we derived approximately 78% of our revenues (calculated on a cash basis) from Title IV program funds.

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

To remain eligible to participate in Title IV programs, an educational institution's student loan cohort default rates must remain below certain specified levels. Under current regulations, an educational institution will lose its eligibility to participate in Title IV programs if its two-year measuring period student loan cohort default rate equals or exceeds 25% for three consecutive cohort years, or 40% for any given year. Capella University's two-year cohort default rates for the 2011 and 2010 cohorts are 10.2% and 7.0%, respectively. This increase is primarily due to the overall economic environment, and an increased percentage of Capella University learners enrolled in a bachelor's program, who generally have a higher default rate compared to graduate learners. The average cohort default rates for four-year proprietary institutions nationally were 13.6% and 12.9% in fiscal years 2011 and 2010 respectively.

The cohort default rate requirements were modified by the Higher Education Opportunity Act enacted in August 2008 to increase by one year the measuring period for each cohort. Starting in September 2012, the Department of Education published the official three-year cohort default rates in addition to the two-year rates, beginning with the 2009 cohort. If an institution's three-year cohort default rate exceeds 30% for three consecutive years (compared to 25% under the current two-year standard), it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate. We believe that our current repayment management efforts meet these requirements.

If an institution's three-year cohort default rates for the 2009 and 2010 cohorts exceed 30%, the institution may be subject to provisional certification imposing various additional requirements for participation in Title IV programs. Beginning with the three-year cohort default rate for the 2011 cohort published in September 2014, the three-year rates will be applied for purposes of measuring compliance with the requirements. If the three-year cohort default rate for the 2011 cohort exceeds 40%, the institution will cease to be eligible to participate in Title IV programs, and if the institution's three-year cohort default rate exceeds 30% for three consecutive years, beginning with the 2009 cohort, the institution will cease to be eligible to participate in Title IV programs. Capella University's three-year cohort default rate for the 2010 and 2009 cohorts are 10.9% and 9.7%, respectively. This increase is primarily due to the overall economic environment, and an increased percentage of Capella University learners enrolled in a bachelor's program, who generally have a higher default rate compared to graduate learners.

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

Gainful Employment. Under the Higher Education Act, as reauthorized, proprietary schools are eligible to participate in Title IV programs only in respect of educational programs that lead to “gainful employment in a recognized occupation.” Historically, this concept has not been defined in detailed regulations. On October 29, 2010 and June 13, 2011, the Department of Education published final regulations on gainful employment. Under these rules, beginning July 1, 2011, proprietary institutions of higher education and public or not-for profit institutions offering postsecondary non-degree programs must provide prospective students with each eligible program’s recognized occupations, cost, completion rate, job placement rate, and median loan debt of program completers. Beginning October 1, 2011, institutions must annually submit information to the Department of Education about students who complete a program leading to gainful employment in a recognized occupation, including the amount of debt incurred under private loans or institutional finance plans, matriculation information, and end of year enrollment information. Additionally, beginning July 1, 2011 the final regulations require institutions to notify the Department of Education at least 90 days before the commencement of new educational programs leading to gainful employment in recognized occupations. This notification must include information on the demand for the program, a wage analysis, an institutional program review and approval process, and a demonstration of accreditation.

These rules were vacated by the U.S. District Court for the District of Columbia on June 30, 2012. The court also vacated the rules requiring reporting information to the Department of Education about students who complete a program leading to gainful employment in a recognized occupation, including the amount of debt incurred under private loans or institutional finance plans, matriculation information, and end of year enrollment information. On July 30, 2012, the Department of Education filed a motion asking the court to reinstate the requirement that institutions report information about student loan-repayment rates and debt-to-income ratios.

The Court did not vacate the portion of the rules requiring proprietary postsecondary institutions to provide prospective students with each eligible program's recognized occupations, cost, completion rate, job placement rate, and median loan debt of program completers beginning July 1, 2011.

A negotiated rulemaking committee was convened by the U.S. Department of Education in September 2013 specifically on the topic of gainful employment. Prior to the September 2013 committee meeting, the Department of Education released draft regulations on gainful employment. The draft regulations provide for two metrics: an annual debt-to-earnings ratio, and a debt service-to-discretionary income ratio. In this proposal, a program would become ineligible for Title IV funding if it fails both metrics in two out of any three consecutive years, or is in a specified “warning zone” for either metric in any four consecutive years. The timing and substance of final regulations dealing with gainful employment cannot be predicted at this time.

If the rules regarding gainful employment metrics are reinstated on appeal or similar rules are repromulgated by the Department of Education, the continuing eligibility of our educational programs for Title IV funding could be at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans, and other factors.

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
In 2013, we derived approximately 78% of our revenues (calculated on a cash basis) from Title IV programs, administered by the U.S. Department of Education. A significant percentage of our learners rely on the availability of Title IV program funds to cover their cost of attendance at Capella University and related educational expenses.

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
The U.S. Department of Education has additionally promulgated or engaged in rulemaking on substantive matters in the past three years that impact our business, including the following:
Effective during 2013:

•
A negotiated rulemaking committee was convened by the Department of Education in September 2013 on the topic of gainful employment. No new rules that could have a substantial impact on our business were promulgated by the U.S. Department of Education in 2013.

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

•
Regulations defining for the first time the standards to measure “preparation for gainful employment,” instituting consequences of failing the standards, and requiring reporting of certain data to the Department of Education (such regulations were vacated by the U.S. District Court for the District of Columbia in 2012); and

•
Regulations expanding the definition of misrepresentation and the sanctions that the Department of Education may impose for engaging in a substantial misrepresentation (such regulations were partially remanded and vacated in 2012).

These regulations have increased our operating costs and in some cases required us to change the manner in which we operate our business. New or amended regulations in the future could further negatively impact our business.

Incentive Compensation
A school participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based in any part, directly or indirectly, on success in enrolling students or obtaining student financial aid. Failure to comply could result in monetary penalties and/or sanctions imposed by the Department of Education, which could result in lower enrollments, revenue, and net operating income. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances. Department of Education rulemaking in 2011 eliminated the twelve safe harbors and, in lieu of the safe harbors, some of the relevant concepts relating to the incentive compensation limitations are defined. These changes increase the uncertainty about what constitutes incentive compensation and which employees are covered by the regulation. This makes the development of effective and compliant performance metrics more difficult to establish.

State Authorization
In the U.S., institutions that participate in Title IV programs must be authorized to operate by the appropriate postsecondary regulatory authority in each state where the institution conducts activities that require authorization, or be exempt from such regulatory authorization, usually based on recognized accreditation. As of December 31, 2013, Capella University is authorized to operate in 20 states, including Minnesota. In certain states, Capella University is qualified to operate without specific state regulatory approval due to available state exemptions that permit such operation if certain programmatic or other accreditation criteria are met. Due to changes in regulations and our business, we periodically seek approval to operate and/or offer additional programs in additional states. If we experience a delay in obtaining or cannot obtain these approvals or evidence such approvals are not necessary, our business could be adversely impacted. If we are unable to operate in a manner that would permit us to enroll learners or preserve Title IV eligibility for our learners in impacted states, our business could be materially and adversely impacted.

Gainful Employment
Under the Higher Education Act, as reauthorized, proprietary schools are eligible to participate in Title IV programs only in respect of educational programs that lead to “gainful employment in a recognized occupation.” Historically, this concept has not been defined in detailed regulations. On October 29, 2010 and June 13, 2011, the Department of Education published final regulations on gainful employment.

The final gainful employment rules defined, for the first time, the standards to measure “preparation for gainful employment in a recognized occupation.” The rules established three annual standards related to student loan borrowing by which gainful employment was to be measured for each academic program of study: (i) percentage of the program’s former students who entered repayment during the cohort period and are current in their student loan repayment, (ii) ratio of discretionary income to total student loan debt for the program’s completers and (iii) ratio of actual earnings to total student loan debt for the program’s completers. As adopted, the rules provided that an academic program that passed any one standard for a given year would be considered to be providing training leading to gainful employment. If an academic program failed all three metrics for a given year, the institution would be required to disclose the failure to existing and prospective students including the amount by which the program did not meet the minimum standards and describe the program’s plan for improvement. After two failures within three years, the institution would be required to inform students in the failing program that their debts may be unaffordable, that the program may lose eligibility, and what transfer options exist. After three failures within four years, the academic program would lose eligibility to participate in Title IV programs for at least three years.

In addition, the rules as adopted required institutions to notify the Department of Education at least 90 days before the commencement of new educational programs leading to gainful employment in recognized occupations, and in some cases, would require that the Department of Education approve the program.

These rules were vacated by the U.S. District Court for the District of Columbia on June 30, 2012. The court also vacated the rules requiring reporting to the Department of Education of information about students who complete a program leading to gainful employment in a recognized occupation, including the amount of debt incurred under private loans or institutional finance plans, matriculation information, and end of year enrollment information. On July 30, 2012, the Department of Education filed a motion asking the court to reinstate the requirement that institutions report information about student loan-repayment rates and debt-to-income ratios.

The Court did not vacate the portion of the rules requiring proprietary postsecondary institutions to provide prospective students with each eligible program’s recognized occupations, cost, completion rate, job placement rate, and median loan debt of program completers beginning July 1, 2011. The disclosure requirements and the requirements for reporting information relating to our programs to the Department of Education and to our students have increased our administrative burdens. These reporting requirements could impact student enrollment, persistence and retention in ways that we cannot now predict. For example, if our reported program information compares unfavorably with other reporting educational institutions, it could adversely impact demand for our programs.

On June 12, 2013, the Department of Education announced its intent to form a negotiated rulemaking committee specifically on the topic of gainful employment. Prior to the committee’s initial convening on September 9, 2013, the Department of Education released draft regulations on gainful employment. This initial proposal drafted by the Department of Education provided a two-part “debt to earnings” metric (DTE), including both annual DTE and discretionary DTE. DTE metrics would be measured on the basis of only Title IV recipients within the educational program. The threshold for DTE failure remains as it was in the previous regulation; however, programs above those thresholds are either “passing,” or still eligible but subject to certain “zone” requirements. During the course of subsequent negotiations, the Department of Education made clear that certain proposals were outside the scope of either their authority or the gainful employment issue. Restricted subjects include: loan repayment rate thresholds, records for non-Title IV students, discharge of student debt, letters of credit, cost of attendance, and marketing/executive compensation restrictions. New proposals initiated during this rulemaking include: programmatic cohort default rate (CDR), and up-front program approvals incorporating job placement and specialized accreditation requirements.

The earliest effective date for regulations resulting from this round of negotiated rulemaking would be July 1, 2015, however the substance of final regulations dealing with gainful employment cannot be predicted at this time. If the rules regarding gainful employment metrics are repromulgated by the Department of Education in a manner that withstands challenge, the continuing eligibility of our educational programs for Title IV funding would be at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. The exposure to these external factors could reduce our ability to confidently offer or continue certain types of programs for which there is market demand, and therefore would impact our ability to maintain or grow our business.

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

In addition to Congress’ focus on the federal government’s funding challenges, in recent years, there has been increased focus by Congress on the role that proprietary educational institutions play in higher education. In June 2010, the Education and Labor Committee of the U.S. House of Representatives held a hearing to examine the manner in which accrediting agencies review higher education institutions’ policies on credit hours and program length. This followed a report from the Office of the Inspector General of the U.S. Department of Education in December 2009 criticizing the accreditation of a proprietary school by a regional accrediting body and requesting that the Department of Education review the appropriateness of its recognition of the accrediting body. Also in June 2010, the U.S. Senate Committee on Health, Education, Labor and Pensions (“HELP Committee”) held the first in a series of hearings to examine the proprietary education sector. At a subsequent hearing in August 2010, the Government Accountability Office (“GAO”) presented a report of its review of various aspects of the proprietary sector, including recruitment practices and the degree to which proprietary institutions’ revenue is composed of Title IV funding. Following this hearing, Sen. Tom Harkin, the Chairman of the HELP Committee, requested a broad range of detailed information from 30 proprietary institutions, including Capella University. In September 2010, the HELP Committee held a third hearing and Sen. Harkin’s staff released its initial report entitled “The Return on the Federal Investment in For-Profit Education: Debt Without a Diploma.” After additional hearings and roundtable discussions and review of the information provided by proprietary institutions, Senator Harkin’s staff released its final report in July 2013 entitled, “For Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success.” The final report was not adopted by the full committee and the minority committee staff criticized it for relying on discredited sources and refusing to examine similar concerns in the non-profit education sector. Nonetheless, the report may be influential as Congress begins the process of reauthorizing the Higher Education Act, which currently expires in September 2014. The report advocates significant changes in the requirements governing participation by for profit educational institutions in Title IV student financial aid programs, including the following:

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

The confluence of continued scrutiny in Congress of the proprietary education sector and federal budget deficits increases the likelihood of legislation that will adversely impact our business. Any action by Congress that significantly reduces Title IV program funding, whether through across-the-board funding reductions, or otherwise, or materially impacts the eligibility of our institutions or students to participate in Title IV programs would have a material adverse effect on our enrollment, financial condition, results of operations and cash flows. Congressional action could also require us to modify our practices, for instance by reducing our marketing expenses or otherwise modifying our marketing practices, in ways that increase our administrative costs and reduce our enrollment and operating income.

We would lose our eligibility to participate in federal student financial aid programs if the percentage of our revenues derived from those programs is too high, in which event we could not conduct our business in its present form.
A requirement of the Higher Education Act, as reauthorized by the Higher Education Opportunity Act, commonly referred to as the “90/10 Rule”, applies only to proprietary institutions of higher education, which includes Capella University. Under this rule, a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs. An institution that derives more than 90% of its revenue from Title IV programs for any single fiscal year will be automatically placed on provisional certification for two fiscal years and will be subject to possible additional sanctions determined to be appropriate under the circumstances by the U.S. Department of Education in the exercise of its broad discretion. While the Department of Education has broad discretion to impose additional sanctions on such an institution, there is only limited precedent available to predict what those sanctions might be, particularly in the current regulatory environment. The Department of Education could specify any additional conditions as a part of the provisional certification and the institution’s continued participation in Title IV programs. These conditions may include, among other things, restrictions on the total amount of Title IV program funds that may be distributed to learners attending the institution; restrictions on programmatic and geographic expansion; requirements to obtain and post letters of credit; additional reporting requirements to include additional interim financial reporting; or any other conditions imposed by the Department of Education. Should an institution be subject to a provisional certification at the time that its current program participation agreement expired, the effect on recertification of the institution or continued eligibility in Title IV programs pending recertification is uncertain. An institution that derives more than 90% of its revenue from Title IV programs for two consecutive fiscal years will be ineligible to participate in Title IV programs for at least two fiscal years. Capella University is required to calculate this percentage at the end of each fiscal year; as of December 31, 2013, our percentage was approximately 78%. If an institution is determined to be ineligible to participate in Title IV programs due to the 90/10 Rule, any disbursements of Title IV program funds while ineligible must be repaid to the Department of Education.

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
To remain eligible to participate in Title IV programs, educational institutions must maintain student loan cohort default rates below specified levels. The U.S. Department of Education reviews an educational institution’s cohort default rate annually as a measure of administrative capability. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30). The currently applicable cohort default rate for each cohort is the percentage of the students in the cohort who default on their student loans prior to the end of the following federal fiscal year, which represents a two-year measuring period. The cohort default rates are published by the Department of Education approximately 12 months after the end of the measuring period. Thus, in September 2013 the Department of Education published the two-year cohort default rates for the 2011 cohort, which measured the percentage of students who first entered into repayment during the year ended September 30, 2011 and defaulted prior to September 30, 2012. The measurement period for the cohort default rate has been increased to three years starting with the 2009 cohort, and the three-year cohort default rates for the 2010 cohort were also published by the Department of Education in September 2013.

If an educational institution’s two-year cohort default rate exceeds 15% for any one of the three preceding years, it must delay for 30 days the release of the first disbursement of U.S. federal student loan proceeds to first time borrowers enrolled in the first year of an undergraduate program. If an institution’s two-year cohort default rate exceeds 25% for three consecutive years or 40% for any given year, it will be ineligible to participate in Title IV programs and, as a result, its students would not be eligible for federal student financial aid.

If we are not recertified to participate in Title IV programs by the Department of Education or if the Department otherwise suspends or terminates our certification, we would lose eligibility to participate in Title IV programs.
Capella University's current certification to participate in Title IV programs expires on June 30, 2014 and we have begun the process to renew our participation agreement. The Department of Education may also review our continued certification to participate in Title IV programs in the event we expand our activities in certain ways, such as opening an additional location or, in certain cases, if we modify the academic credentials that we offer. The Department of Education could limit, suspend or terminate our participation in Title IV programs for violations of the Higher Education Act or Title IV regulations. Title IV eligibility is critical to the continued operation of our business. If Capella University is not recertified or otherwise becomes ineligible to participate in Title IV federal student financial aid programs, we could not conduct our business as it is currently conducted and it would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In February 2008, we received a letter of reaffirmation from The Higher Learning Commission that indicated the next re-affirmation decision would take place in the academic year 2014-2015. To remain accredited we must continuously meet certain criteria and standards relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources and financial stability. Failure to meet any of these criteria or standards could result in the loss of accreditation at the discretion of The Higher Learning Commission.

If the U.S. Department of Education ceased to recognize The Higher Learning Commission for any reason, Capella University would not be eligible to participate in Title IV programs beginning 18 months after the date such recognition ceased unless The Higher Learning Commission was again recognized or our institution was accredited by another accrediting body recognized by the U.S. Department of Education. In December 2009, the OIG requested the U.S. Department of Education review the appropriateness of the U.S. Department of Education’s recognition of The Higher Learning Commission as an accrediting body, following the OIG’s unfavorable review of The Higher Learning Commission’s initial accreditation of a non-traditional, for-profit postsecondary educational institution.  Thereafter, following a regularly scheduled recognition review in June 2013 of the Higher Learning Commission by the U.S. Department of Education’s National Advisory Committee on Institutional Quality & Integrity, the Committee staff recommended the U.S. Department of Education continue the Higher Learning Commission’s recognition and that the Higher Learning Commission submit a compliance report within 12 months. We cannot predict the outcome of the U.S. Department of Education’s review of The Higher Learning Commission’s recognition.

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
We collected the substantial majority of our fiscal year 2013 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans under the Federal Direct Loan Program (FDLP). Any processing disruptions by the U.S. Department of Education may impact our students’ ability to obtain student loans on a timely basis. If we experience a disruption in our ability to process student loans through the FDLP, either because of administrative challenges on our part or the inability of the Department of Education to process the volume of direct loans on a timely basis, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Attorneys General in several states have become more active in enforcing consumer protection laws, especially related to recruiting practices and the financing of education at proprietary educational institutions. In addition, several Attorneys General have recently partnered with the Federal Consumer Financial Protection Bureau to review industry practices. If our past or current business practices at Capella University are found to violate applicable consumer protection laws, we could be subject to monetary fines or penalties and possible limitations on the manner in which we conduct our business, which could materially and adversely affect our business, financial condition, results of operations and cash flows. To the extent that more states commence such investigations or multiple states act in a concerted manner, the cost of responding to these inquiries and investigations could increase significantly and the potential impact on our business would be substantially greater.

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

Risks Related to Our Business

Changes we are making to our business to enhance our ability to identify and enroll students who have a greater likelihood to succeed and to improve the student experience may adversely affect our growth rate, profitability, financial condition, results of operations and cash flows.
In order to increase our focus on improving the learner experience and attracting learners who are more likely to persist in our programs, we have implemented a number of important changes and initiatives to transition our business to more effectively support our students and improve their educational outcomes, which efforts continue. These initiatives include, but are not limited to, the following:

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

•	Requiring an academic readiness assessment and increasingly requiring participation in orientation before enrolling;

•	Revising the training, development and evaluation metrics for our faculty to better support learner success initiatives;

•	Increasing our efforts to prevent non-legitimate learners from enrolling at Capella University, particularly at the undergraduate level; and

•
Better aligning our enrollment, admissions and other employees to our learners' success by redefining roles and responsibilities, resetting individual objectives and measures and implementing new compensation structures.

•	Increasingly requiring our doctoral learners to complete their dissertation within a certain timeframe.

We are investing significant resources in these learner success initiatives, which will have an impact on our business, financial condition, results of operations and cash flows, particularly in the near term.

Our financial performance depends in part on our ability to keep pace with current market needs, build our brand and maintain affordability.
The updates and expansions of our existing programs and the development of new programs and specializations may not be accepted by existing or prospective learners or the employers of our graduates. If we cannot respond to changes in market requirements, our business may be adversely affected. We have shifted to more of a brand-driven marketing strategy in order to decrease our reliance on aggregators. This shift has significantly lowered our inquiry volume, and if we are unable to maintain improvements in our conversion rates and retain enrolled learners, our business, financial condition, results of operations and cash flows would be adversely impacted.

In addition, there is increasing focus and pressure on higher education providers to improve affordability. If we are unable to keep pace with market and external expectations regarding affordability, our business, financial condition, results of operations and cash flows would be adversely impacted.

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

We face intense and increasing competition in the postsecondary education market, especially in the online education market, which could decrease our market share, increase our cost of attracting learners and put downward pressure on our tuition rates.
Postsecondary education, especially in the online market, is highly competitive and becoming increasingly so. We compete with traditional public and private two-year and four-year colleges and other proprietary schools, as well as corporate universities and software companies providing online education and training software. In addition, we face competition from various emerging nontraditional, credit-bearing and noncredit-bearing education programs, provided by both proprietary and not-for-profit providers, including massive open online courses (MOOCs) offered worldwide without charge by traditional educational institutions and other direct-to-consumer education services. Each of these competitors may offer programs similar to ours at lower tuition levels as a result of government subsidies, government and foundation grants, tax-deductible contributions and other financial sources not available to for-profit institutions. An increasing number of traditional colleges and community colleges are offering distance learning and other online education programs, including programs that are geared towards the needs of working learners. This trend has been accelerated by private companies that provide and/or manage online learning platforms for traditional colleges and community colleges. As the proportion of traditional colleges providing alternative learning modalities increases, we will face increasing competition for students from traditional colleges, including colleges with well-established reputations for excellence. As the online and distance learning segment of the postsecondary education market matures, we believe that the intensity of the competition we face will continue to increase.

This intense competition could make it more challenging for us to enroll students who are likely to succeed in our educational programs, which could adversely affect our enrollment levels and put downward pressure on our tuition rates, either of which could materially and adversely affect our business, financial condition, results of operations and cash flows.

For example, as the market continues to mature, certain of our competitors have begun to reduce tuition rates or offer significant discounts in the form of grants or scholarships. Capella University, like other universities particularly in the proprietary sector, has increased our use of grants to improve learner persistence and as incentive to increase demand. Continuation of this trend will further decrease the amount of tuition we receive from learners unless we can increase persistence and/or increase our spending to pursue new market opportunities. In addition, certain of our competitors have increased their focus on markets and learners that we have historically served, and these actions could increase costs and decrease our enrollments and revenue. As Capella University seeks to strengthen its employer alignment, we face increased competition in maintaining and developing new marketing relationships with corporations and other employers, particularly as employers become more selective as to which online universities they will encourage their current employees to attend and from which online universities they will hire prospective employees. These competitive factors could adversely affect our enrollments, revenue, business, financial condition, results of operations and cash flows.

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

Our computer networks may also be vulnerable to cyber attacks such as unauthorized access, computer hackers, computer viruses, malware and other security problems and system disruptions. We engage with multiple information security assessment providers on a periodic basis to review, assess and remediate our information security program. We utilize this information to audit ourselves to ensure that we are continually monitoring the security of our technology infrastructure, but it may still be vulnerable to threats. Circumvention of information security measures could lead to misappropriation of personally identifiable or proprietary information or cause interruptions or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these security breaches, respond to loss or exposure of data or to alleviate problems caused by these breaches, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We may encounter disputes from time to time over rights and obligations concerning intellectual property, and we may not prevail in these disputes. In certain instances, we may not have obtained sufficient rights in the content of a course. Third parties have in the past and may again in the future raise claims against us alleging an infringement or violation of the intellectual property of that third party. Some third party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid those intellectual property rights. Any such intellectual property claim could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether such claim has merit. Our general liability and cyber liability insurance may not cover potential claims of this type adequately or at all, and we may be required to alter the content of our classes or pay monetary damages or license fees to third parties, which could have a material adverse affect on our business, financial condition, results of operations and cash flows.

Our learner population and revenues could decrease if the government tuition assistance offered to U.S. Armed Forces personnel is reduced or eliminated, if the tuition discounts which we offer to U.S. Armed Forces personnel are reduced or eliminated, or if our informal arrangements with any military bases deteriorate.
Active duty members of the U.S. Armed Forces are eligible to receive tuition assistance from the government, which they may use to pursue postsecondary degrees. We offer tuition discounts generally ranging from 10% to 15% to all members of the U.S. Armed Forces and immediate family members of active duty U.S. Armed Forces personnel. As of December 31, 2013, learners receiving a military discount comprised approximately 13% of total enrollment. We also have non-exclusive agreements with various educational institutions of the U.S. Armed Forces pursuant to which we have agreed to accept credits toward a Capella University degree from certain military educational programs.

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

If we fail to offer products aligned with employer expectations or do not maintain existing, and develop additional, relationships with employers, our future growth may be impaired.

Our success depends in part on our ability to offer products aligned with learners’ professional goals and employer expectations. If our products are not aligned with these external needs, then our offerings will be less successful and this would materially and adversely affect our business, prospects, financial condition, results of operations and cash flows.

In addition, we currently have relationships with large employers to provide their employees with the opportunity to obtain degrees through us while continuing their employment. These relationships are an important part of our strategy as they provide us with a steady source of potential working adult learners for particular programs and also serve to increase our reputation among high-profile employers. If we are unable to develop new relationships, or if our existing relationships deteriorate or end, our efforts to seek these sources of potential working adult learners will be impaired, and this could materially and adversely affect our business, prospects, financial condition, results of operations and cash flows.

The pace of innovation in higher education is intense and accelerating, and we will not be successful if we do not keep pace.
Our success is built in part on our ability to innovate and adapt to a quickly changing environment. The pace of innovation in higher education continues to accelerate, and if we do not continue to innovate quickly and successfully, our offerings will be less successful and this would materially and adversely affect our business, prospects, financial condition, results of operations and cash flows.

Our business may be adversely affected by a further economic slowdown or recession in the U.S. or abroad or by an economic recovery in the U.S.
The U.S. and much of the world have experienced a challenging economic environment. Homeowners in the U.S. have experienced an unprecedented reduction in wealth due to the decline in residential real estate values across much of the country. These events, particularly unemployment and residential real estate financing challenges, may reduce the number of courses taken simultaneously by each of our learners or otherwise reduce the demand for our programs and colloquia among learners, including among learners who receive financial aid and determine they are unwilling to incur additional debt during current economic conditions, regardless of financial aid availability. Further, these events may reduce the willingness of employers to sponsor educational opportunities for their employees.

An economic recovery or continued economic challenges may reduce the demand for higher education as fewer potential learners seek to advance their education. This could materially and adversely affect our business, financial condition, results of operations and cash flows. In addition, these events could adversely affect the ability or willingness of our former learners to repay student loans, which could increase our student loan cohort default rate and require increased time, attention and resources to manage these defaults.

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
In certain circumstances, our credit agreement limits our ability to take various actions, including paying dividends, repurchasing shares, offering loans to learners, and acquiring and disposing of assets or businesses. Accordingly, we may be restricted from taking actions that management believes would be desirable and in the best interests of us and our shareholders. Our credit agreement also requires us to satisfy specified financial and non-financial covenants, including covenants relating to regulatory compliance. A breach of any covenants contained in our credit agreement would result in an event of default under the agreement and allow the lenders to pursue various remedies, including accelerating the repayment of any indebtedness outstanding under the agreement, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

	High	Low
2013
First Quarter (January 1, 2013 – March 31, 2013)	$33.01	$27.28
Second Quarter (April 1, 2013 – June 30, 2013)	$46.03	$28.60
Third Quarter (July 1, 2013 – September 30, 2013)	$57.50	$42.02
Fourth Quarter (October 1, 2013 – December 31, 2013)	$67.86	$52.61
2012
First Quarter (January 1, 2012 – March 31, 2012)	$45.70	$35.40
Second Quarter (April 1, 2012 – June 30, 2012)	$36.98	$29.14
Third Quarter (July 1, 2012 – September 30, 2012)	$37.00	$25.81
Fourth Quarter (October 1, 2012 – December 31, 2012)	$38.27	$26.38

Holders
As of February 14, 2014, there were approximately 28 holders of record of our common stock, which includes nominees or broker dealers holding stock on behalf of beneficial owners.

Dividends
On December 5, 2013, the Board of Directors declared a dividend of $0.35 per share of common stock to shareholders of record as of December 23, 2013 to be paid on January 10, 2014. There is no guarantee that dividends will be declared in the future, and payment of dividends will be at the discretion of the Board of Directors and will be dependent on projections of future earnings, cash flow, financial requirements of the Company and other factors as the Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters, which is incorporated herein by reference.

Performance Graph
The following graph compares the cumulative total return of our common stock, an industry peer group index, and the Nasdaq Composite Index from December 31, 2008 through December 31, 2013. We believe our industry peer group represents the majority of the market value of publicly traded companies whose primary business is postsecondary education.

The returns set forth on the following graph are based on historical results and are not intended to suggest future performance. The performance graph assumes $100 investment on December 31, 2008 in either our common stock, the companies in our industry peer group, or the Nasdaq Composite Index. For the companies in our industry peer group that became public and commenced trading common stock subsequent to December 31, 2008, the graph assumes investment as of market close on the company’s first date of trading. Data for the Nasdaq Composite and our peer groups assume reinvestment of dividends.

Comparison of Cumulative Total Return Among Capella Education Company,
the NASDAQ Composite, and a Peer Group
$300
$250
$200
$150
$100
$50
$0
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
Capella Education Company
NASDAQ Composite Index
Peer Group

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

Recent Sales of Unregistered Securities
None.

Use of Proceeds
Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended December 31, 2013, the Company used $4.2 million to repurchase 0.1 million shares of common stock under its repurchase program.(1) Its remaining authorization for common stock repurchases was $49.3 million at December 31, 2013. The following presents the Company's share repurchases during the quarter ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
10/1/2013 to 10/31/2013	3,747	$60.23	3,747	$53,247,787
11/1/2013 to 11/30/2013	25,254	65.43	25,254	51,595,299
12/1/2013 to 12/31/2013	35,039	64.97	35,039	49,318,823
Total	64,040	64.88	64,040	49,318,823

(1)
The Company announced its current share repurchase program in July 2008. As of December 31, 2013, the Company's Board of Directors has authorized repurchases up to an aggregate amount of $285.7 million in value of common stock under the current program. The Board of Directors authorizes the Company to repurchase outstanding shares of common stock, from time to time, depending on market conditions and other considerations. There is no expiration date on the repurchase authorizations, and repurchases occur at the Company's discretion.

Item 6.	Selected Financial Data
The following tables set forth our selected consolidated financial and operating data as of the dates and for the periods indicated. You should read this data together with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of income data for each of the years in the three-year period ended December 31, 2013, and the selected consolidated balance sheet data as of December 31, 2013 and 2012, have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of income data for the years ended December 31, 2010 and 2009, and selected consolidated balance sheet data as of December 31, 2011, 2010 and 2009, have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results of operations to be expected for future periods.

	Year-Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Statements of Income:
Revenues	$415,623	$421,890	$430,043	$426,123	$334,643
Operating income	$59,877	$59,383	$80,102	$95,001	$63,922
Net income attributable to Capella Education Company	$35,203	$36,477	$52,115	$61,270	$42,669
Diluted net income attributable to Capella Education Company per common share	$2.80	$2.76	$3.40	$3.64	$2.51
Weighted average number of common shares outstanding, diluted	12,566	13,220	15,314	16,848	17,030

	Year-Ended December 31,
	2013	2012	2011	2010	2009
Other Data:	(in thousands, except per share amounts and enrollments)
Depreciation and amortization (a)	$25,877	$29,255	$24,165	$18,512	$14,533
Net cash provided by operating activities	$69,349	$64,828	$80,304	$88,407	$69,051
Capital expenditures	$18,728	$23,278	$29,587	$25,481	$16,436
EBITDA (b)	$85,754	$88,824	$104,839	$113,604	$78,455
Free cash flow (c)	$50,621	$41,550	$50,717	$62,926	$52,615
Dividends declared per common share	$0.35	$—	$—	$—	$—
Total enrollment (d)	35,432	36,329	37,704	39,477	33,982

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and current portion of marketable securities	$142,439	$115,499	$127,044	$193,234	$172,075
Working capital (e)	$116,567	$104,163	$112,749	$176,858	$156,224
Total assets	$250,249	$212,888	$235,473	$262,558	$231,500
Long term liabilities	$12,045	$18,945	$23,215	$12,159	$9,942
Shareholders’ equity	$182,019	$152,102	$162,599	$208,586	$184,266

(a)
Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets. Amortization includes amounts related to purchased software, capitalized website development costs, internally developed software, and acquired intangible assets.

(b)
EBITDA consists of net income attributable to Capella Education Company minus other income (expense), net plus income tax expense and plus depreciation and amortization. Other income (expense), net consists primarily of interest expense for the amortization of debt issuance costs and commitment fees charged on the unused portion of the credit facility net of interest income earned on marketable securities. We use EBITDA as a measure of operating performance. However, EBITDA is not a recognized measurement under U.S. generally accepted accounting principles (GAAP) and when analyzing our operating performance, investors should use EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow, as it does not consider certain cash requirements such as tax payments.

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

The following table provides a reconciliation of net income to EBITDA:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Net income attributable to Capella Education Company	$35,203	$36,477	$52,115	$61,270	$42,669
Other (income) expense, net	179	45	(1,811)	(2,038)	(2,384)
Income tax expense	24,495	23,047	30,370	35,860	23,637
Depreciation and amortization	25,877	29,255	24,165	18,512	14,533
EBITDA	$85,754	$88,824	$104,839	$113,604	$78,455

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

The following table provides a reconciliation of cash flow from operating activities to free cash flow:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Net cash provided by operating activities	$69,349	$64,828	$80,304	$88,407	$69,051
Capital expenditures	(18,728)	(23,278)	(29,587)	(25,481)	(16,436)
Free cash flow	$50,621	$41,550	$50,717	$62,926	$52,615

(d)	Total enrollment reflects the total number of learners registered in a course as of the last day of classes for such periods.

(e)	Working capital is calculated by subtracting total current liabilities from total current assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the consolidated financial statements and the related notes included elsewhere in this report.

Overview
Executive Overview
We are an online postsecondary education services company. As of December 31, 2013, our wholly owned subsidiaries included the following:

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

•
Capella Learning Solutions (CLS) is a subsidiary created in 2013 that provides online training solutions and services to corporate partners which are delivered through Capella's online learning platform.

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

Key Trends, Developments and Challenges
The following developments and trends present opportunities, challenges and risks toward achieving our goal of providing attractive returns to our shareholders:

•
Initiatives to improve learner success. As we continue to position Capella to drive sustainable growth, we are focused on improving learner success rates particularly in the first four quarters of enrollment, while maintaining a high standard of academic quality and rigor. While certain initiatives could affect our growth and profitability in the near-term, we believe these efforts are in the best interest of our learners and over the long-term will improve learner success and lifetime revenue, which, in turn, positions us for more sustainable long-term growth. These initiatives include the following:

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

•
Promoting affordability and encouraging learners to remain enrolled by offering learner success grants to new learners who meet admissions requirements, enroll, and apply within certain timeframes; and,

•
Diversifying outside of Capella University by creating innovative new learning technologies that have potential to increase affordability, and better serve the life-long learning needs of working adult professionals and therefore increase learner success. Such efforts include mandatory assessments for all learners and increasingly mandatory orientation programs for new learners.

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

•
PhD Completion. In addition, we are focused on improving the success of our learners later in their programs at the doctoral level. We are using our analytics capabilities to understand factors impacting learner success during the comprehensive exam and dissertation portion of our PhD programs. We will use this information to further identify barriers and develop solutions supporting our learners’ success. We are implementing a plan designed to provide targeted help and guidance for our current learners in the dissertation phase to complete their program or provide other options, including changing their course of study or withdrawing from their program. We are further improving processes and our support infrastructure to increase success particularly during the dissertation portion of the program for current and future learners.

•
New enrollment and persistence. New enrollment is an important indicator of revenue growth and Company profitability. Overall, new enrollments grew approximately 2.2 percent in 2013 compared to 0.5 percent in 2012. New enrollment is calculated from the last day a new learner can drop a course without financial penalty. The increase in new enrollments in 2013 was led by our master's and PhD programs. Although new enrollment growth is an important metric, the combination of new enrollment and persistence are key drivers for total enrollment and revenue performance. We are building a sustainable business model focused on total enrollment growth.

•
Comprehensive marketing strategy. Our strategic shift from a demand driven strategy towards a comprehensive marketing strategy, which is focused on building relationships with prospective learners early in their decision cycle, reinforces our commitment to quality inquiries by:

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

•
Establishing new growth platforms. We seek to drive long-term growth that is an extension of our core competencies into new and expanded markets. This may result in increased new business development costs focused on researching, identifying, and cultivating these new market opportunities.

We received approval to offer a new learning model called FlexPath in 2013. This new learning model allows learners to complete coursework at their own pace throughout each quarter and complete activities to demonstrate specific competencies by the end of the quarter. This offering is unique in that as of year-end 2013 Capella University is the only institution with approval from The Higher Learning Commission and the Department of Education to offer programs at the undergraduate and graduate level. This allows learners enrolled in FlexPath to apply for federal financial aid. We believe this direct assessment model provides an opportunity to expand our served market and drive affordability through lower tuition costs, time to completion, and flexibility. However, we are currently offering only two programs, the Master's of Business Administration in General Business Administration and Bachelor's in Business Administration. Our goal is to make sure learners have the right experience and that we understand what our learners need to succeed. We therefore don’t expect FlexPath to be a significant business driver in the near-term.

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

•
Current market and regulatory environment. The market continues to present challenging conditions and competition is strong; however, we remain focused on attracting the right learners and learner success. We believe our initiatives to improve learner success through innovation will position us to continue to be a leader in the online postsecondary education market. Additionally, we are working to even more closely align with employers. Developments in the federal regulatory environment impact us as well, including the upcoming reauthorization of the Higher Education Act of 1965, as amended, and the current Department of Education rulemaking process. Many states have also become more active in regulating on-line education, especially regarding approval to operate requirements, and enforcement of consumer protection laws by state attorneys general, especially with proprietary institutions. While we have a strong track record of regulatory compliance, such actions, even if not directed at Capella University, may make our operating environment more challenging.

Regulatory Environment

•
U.S. Legislation and Congressional Activity. In recent years, there has been increased focus by members of the U.S. Congress on the role that proprietary educational institutions play in higher education. Congressional hearings and roundtable discussions have been held, and more are expected to be held in the future, regarding various aspects of the education industry including federal financial aid and military education funding that may result in regulatory changes that affect our business. We have voluntarily provided substantial amounts of information about our business at the request of various Congressional committees and individual members, and we intend to continue being responsive to Congress in this regard. In September 2010, the Senate Health, Education, Labor & Pensions (HELP) Committee held a series of hearings that led to an initial report authored by the staff of Senator Tom Harkin, Chairman of the HELP committee, “The Return on the Federal Investment in For-Profit Education: Debt Without a Diploma.” After additional hearings and roundtable discussions and review of the information provided by proprietary institutions, Senator Harkin's staff released its final report in July 2012 entitled, “For Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success.” The final report was not adopted by the full committee and the minority committee staff criticized it for relying on discredited sources and refusing to examine similar concerns in the non-profit education sector. Nonetheless, the report may be influential as Congress begins the process of reauthorizing the Higher Education Act, which currently expires in September 2014. The report advocates significant changes in the requirements governing participation by for profit educational institutions in Title IV student financial aid programs, including the following:

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

We cannot predict what legislation, if any, may emanate from these Congressional committee hearings or what impact any such legislation might have on proprietary institutions and our business in particular. Congressional scrutiny of proprietary institutions combined with federal budget deficits increases the likelihood of legislation that will adversely impact our business. As Congress further addresses these budget deficits, financial aid programs are a potential target for reduction.

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

•
Recent legislation. On August 9, 2013, Congress passed legislation that ties interest rates on Title IV loans to the rate paid on US Treasury bonds. Interest rates are set every July 1 for loans taken out from July 1 to June 30 of the following year. For the current award year, the rate decreased as compared to the rates previously in effect.

•
Rulemaking by the U.S. Department of Education. On April 15, 2013, the Department of Education announced its intent to establish a negotiated rulemaking committee covering the following areas: Title IV Federal Student Aid; changes to the definition of “adverse credit” for borrowers in the Federal Direct PLUS Loan program; state authorization pertaining to distance and correspondence education; state authorization for foreign locations of institutions; clock-to-credit hour conversions; gainful employment; and changes made to the Violence Against Women Act. The Department of Education held three public hearings in May 2013 for interested parties to provide comments on these topics. The Department of Education indicated that this proposed rulemaking would be part of a series of rulemakings to achieve a long-term agenda in higher education focused on: access, affordability, academic quality and completion. On June 12, 2013 the Department of Education announced the first in its series of rulemakings by issuing a call for nominations to serve on the committee focusing on gainful employment.  The committee on gainful employment convened September 9-11, November 18-20 and December 13 of 2013.

•
Gainful Employment. The initial proposal drafted by the Department of Education provided a two-part “debt to earnings” metric (DTE), including both annual DTE and discretionary DTE. DTE metrics would be measured on the basis of only Title IV recipients within the educational program. The threshold for DTE failure remains as it was in the previous regulation; however, programs above those thresholds are either “passing,” or still eligible but subject to certain “zone” requirements. During the course of negotiations, the Department of Education made clear that certain proposals were outside the scope of either their authority or the gainful employment issue. Restricted subjects include: loan repayment rate thresholds, records for non-Title IV students, discharge of student debt, letters of credit, cost of attendance, and marketing/executive compensation restrictions. New proposals initiated during this rulemaking include: programmatic cohort default rate (CDR), and up-front program approvals incorporating job placement and specialized accreditation requirements. The earliest effective date for regulations resulting from this round of negotiated rulemaking would be July 1, 2015, however the substance of final regulations dealing with gainful employment cannot be predicted at this time.

•
Upcoming negotiated rulemaking. On November 20, 2013, the Department of Education announced another round of negotiated rulemaking to focus on the following issues: Cash management of funds provided under the title IV Federal Student Aid programs, including the use of debit cards and the handling of title IV credit balances; state authorization for programs offered through distance education or correspondence education; state authorization for foreign locations of institutions located in a State; clock to credit hour conversion; definition of “adverse credit” for borrowers in the Federal Direct PLUS Loan Program; application of the repeat coursework  provisions to graduate and undergraduate programs. Negotiations are scheduled for February 19-21, March 26-28, and April 23-25, 2014.

•
Minnesota Office of Higher Education Student Debt Information Request. The Minnesota Office of Higher Education (MOHE) is developing state level metrics related to Average Student Loan Debt. The data request was sent to all schools located within the state. The final report will be published by institution and sector (public 2-year, public 4-year, private not-for-profit, and private for-profit) covering average educational loan debt (excluding PLUS loans) of degree recipients by award level for 2011-2012. The student loan debt is debt from all sources (federal, state, institution, private) known to the institution. We are working with MOHE on this request. The date for the report to be published has not been determined.

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

The cohort default rate requirements were modified by the Higher Education Opportunity Act enacted in August 2008 to increase by one year the measuring period for each cohort. Starting in September 2012, the Department of Education published the official three-year cohort default rates in addition to the two-year rates, beginning with the 2009 cohort. If an institution's three-year cohort default rate exceeds 30% for three consecutive years (compared to 25% under the current two-year standard), it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate. We believe that our current repayment management efforts meet these requirements.

If an institution's three-year cohort default rates for the 2009 and 2010 cohorts exceed 30%, the institution may be subject to provisional certification imposing various additional requirements for participation in Title IV programs. Beginning with the three-year cohort default rate for the 2011 cohort published in September 2014, the three-year rates will be applied for purposes of measuring compliance with the requirements. If the three-year cohort default rate for the 2011 cohort exceeds 40%, the institution will cease to be eligible to participate in Title IV programs, and if the institution's three-year cohort default rate exceeds 30% for three consecutive years, beginning with the 2009 cohort, the institution will cease to be eligible to participate in Title IV programs. Capella University's three-year cohort default rate for the 2010 and 2009 cohorts are 10.9% and 9.7%, respectively. This increase is primarily due to the overall economic environment, and an increased percentage of Capella University learners enrolled in a bachelor's program, who generally have a higher default rate compared to graduate learners.

•
Other Regulations. We may be impacted by other regulations, such as the new Telephone Consumer Protection Act (TCPA) which took effect on October 16, 2013. This new regulation restricts telemarketing through autodialers or prerecorded messages without express written consent from prospective customers. However, we believe that the new TCPA regulations will not materially impact the Company, as we do not engage in these methods of telemarketing. Additionally, we have no indication that changes by aggregators related to TCPA will have a material impact on inquiry flow to Capella, as inquiries from aggregators currently make up less than ten percent of our new enrollments.

Overview of Revenues and Expenses
Revenues. Revenues consist principally of tuition. During each of 2013, 2012, and 2011 tuition represented approximately 98.1%, 99.1%, and 99.4% of our revenues, respectively. Factors affecting our revenues include: (i) the number of enrollments; (ii) the number of courses per learner; (iii) our degree and program mix; (iv) the number of programs and specializations we offer; (v) annual tuition adjustments; (vi) the number of colloquia events and learners at each event; and (vii) the amount of scholarships, tuition discounts, and learner success grants offered to learners.

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

The following is a summary of our Capella University learners as of the last day of classes for the years ended December 31, 2013, 2012, and 2011:

	Year-Ended December 31,
	2013	2012	2011
Doctoral	10,700	11,023	11,619
Master’s	14,931	15,596	17,049
Bachelor’s	8,828	8,800	8,489
Other	973	910	547
Total	35,432	36,329	37,704

Tuition and fees. Our Capella University tuition rates vary by type and length of program and by degree level, such as doctoral, master’s or bachelor’s. For all learners in master’s and bachelor’s programs, tuition is charged on a per course basis. Prices per course ranged from approximately $1,200 to $2,500 for the 2013-2014 academic year (beginning in July 2013) and from $1,400 to $2,500 for the 2012-2013 academic year (beginning in July 2012). The price of the course varies based upon the number of credit hours, the degree level of the program and the discipline.

The majority of doctoral programs are priced at a fixed quarterly amount ranging from approximately $4,300 to $4,700 per learner for the 2013-2014 academic year and from $3,500 to $4,600 per learner for the 2012-2013 academic year, regardless of the number of courses in which the learner was registered. For select doctoral programs, tuition is charged on a per course basis. Prices per course ranged from $1,900 to $4,300 for the 2013-2014 academic year and from $2,500 to $4,200 for the 2012-2013 academic year.

“Other” in the enrollment table above refers primarily to certificate-seeking learners. Certificate programs generally consist of four courses, and the price of a course depends on the number of credit hours and the discipline. Prices per course in certificate programs generally ranged from approximately $1,500 to $2,500 for the 2013-2014 academic year and from $1,800 to $2,500 for the 2012-2013 academic year.

Tuition increases have not historically been, and may not be in the future, consistent across our programs and specializations due to market conditions, program differentiation or changes in operating costs that have an impact on price adjustments of individual programs or specializations. Capella University implemented a weighted average tuition increase of 2.8% for the 2013-2014 academic year.

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

A large portion of our learners rely on funds received under various government-sponsored student financial aid programs, predominantly Title IV programs, to pay a substantial portion of their tuition and other education-related expenses. In the years ended December 31, 2013, 2012, and 2011, approximately 78%, 79%, and 79%, respectively, of our revenues (calculated on a cash basis) were attributable to funds derived from Title IV programs. In addition to Title IV funding, our learners receive financial aid from other governmental sources, tuition reimbursement from their employers or the Department of Defense or finance their education with their own funds or through private financing institutions.

Operating costs and expenses. The following details a description of the costs included in our operating expense categories, including (i) instructional costs and services expenses, (ii) marketing and promotional expenses, (iii) admissions advisory expenses, and (iv) general and administrative expenses.

•
Instructional costs and services. Instructional costs and services expenses primarily consist of compensation and costs related to the delivery and administration of our educational programs and includes costs related to faculty, learner support services, financial aid, the development of courses and programs and other related costs, associated asset impairment charges, and bad debt expense. Also included are expenses related to an allocation of facility, depreciation and amortization, and information technology costs that are attributable to providing educational services to our learners.

•
Marketing and promotional. Marketing and promotional expenses primarily consist of costs related to marketing activities to build Capella's brand, increase awareness and consideration in prospective learners, and generate inquiries for enrollment. These marketing activities include costs for advertising, participation in seminars and trade shows, compensation for marketing personnel and development of key marketing relationships with corporate, healthcare, armed forces, government and educational organizations. Marketing and promotional expenses also include associated asset impairment charges, and an allocation of facility, depreciation and amortization, and information technology costs that are attributable to marketing and promotional efforts. Our marketing and promotional expenses are generally affected by the cost of advertising media, the efficiency of our marketing efforts, salaries and benefits for our sales personnel, brand spending, and the number of advertising initiatives for new and existing academic programs.

•
Admissions advisory. Admissions advisory expenses primarily consist of costs related to compensation for admissions personnel (for example, enrollment services and registrar's office) as well as other costs directly related to the admissions advisory function. Admissions advisory expenses also include associated asset impairment charges, and an allocation of facility, depreciation and amortization, and information technology costs that are attributable to admissions advisory efforts.

•
General and administrative. General and administrative expenses primarily consist of costs related to corporate costs, legal and professional fees and other related costs such as salaries and benefits of employees engaged in corporate management, new business development, finance, compliance and other corporate functions. General and administrative expenses also include associated asset impairment charges, and an allocation of facility, depreciation and amortization, and information technology costs attributable to such functions.

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

We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition. Tuition revenue represented approximately 98.1%, 99.1%, and 99.4% of our revenues recognized for each of the years ended December 31, 2013, 2012, and 2011, respectively. Traditional course tuition revenue is deferred and recognized as revenue ratably over the period of instruction, which is generally from one and a half to three months. If a learner withdraws or drops a course, we follow the University refund policy, which generally is: 100 percent refund through five days, 75 percent refund from six to twelve days, and zero percent refund for the remainder of the period. The refund policy varies slightly for learners within certain states due to state rules or regulations. We do not recognize revenue for learners who enroll but never engage in the courseroom. Refunds are recorded as a reduction of revenue in the period that the learner withdraws from a course. If a partial refund is given to a learner in accordance with the University refund policy, the portion of the revenue which has been earned by us is recognized over the remaining period of instruction. When we are required to return Title IV funds to the Department of Education, the learner is not released from his or her payment obligation to the University and therefore, does not impact revenue recognition.

Colloquia tuition revenue is recognized over the length of each colloquium, which ranges from three to 25 days. Deferred revenue in any period represents the excess of tuition and fees received as compared to tuition and fees recognized as revenue in the consolidated statements of income and is reflected as a current liability on our consolidated balance sheet.

We have not made any material changes in the accounting methodology we use to recognize tuition or colloquia revenue during the past three fiscal years, and we do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to recognize tuition or colloquia revenue.

We also enter into arrangements to provide program development and management consulting services to other third parties to establish or expand their training and educational programs. These arrangements often include the delivery of multiple products and services, primarily including hosting the training, providing maintenance and support, and other professional services. For arrangements that involve multiple elements, we recognize revenue for delivered elements when they have stand-alone value to the customer, they have been accepted by the customer, and for which there are only customary refund or return rights. Arrangement consideration is allocated to the deliverables based on the relative selling price of each element. The selling price used for each deliverable is based on vendor-specific objective evidence (VSOE) of fair value if available, third-party evidence (TPE) of fair value if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. Estimated selling price is determined in a manner consistent with that used to establish the price to sell the deliverable on a standalone basis. Revenue is recognized for each element in a manner consistent with the nature of the product or service delivered.

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

During the years ended December 31, 2013, 2012, and 2011, we recognized bad debt expense of $15.1 million, $17.3 million, and $10.6 million, respectively. As of December 31, 2013 and 2012, the allowance for doubtful accounts was $7.1 million and $6.2 million, respectively, which represented 29.5% and 28.2% of gross accounts receivable as of the respective dates. A one percent change in our allowance for doubtful accounts as a percentage of gross accounts receivable as of December 31, 2013 would have resulted in a change in pre-tax income of $0.2 million.

We have not made any material changes in the accounting methodology we use to estimate our allowance for doubtful accounts during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to recognize bad debt expense; however, we routinely evaluate our estimation methodology for adequacy and modify it as necessary. In doing so, we believe our allowance for doubtful accounts reflects the amount of receivables that will become uncollectible by considering our most recent collections experience, changes in trends and other relevant facts.

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

Share-based compensation. Our outstanding share-based payment awards consist of market stock units (MSUs), stock options, and restricted stock units (RSUs). We measure and recognize compensation expense for share-based payment awards made to employees and directors based on estimated fair values of the share award on the date of grant.

The fair value of our MSUs is estimated as of the date of grant using a Monte Carlo simulation. The Monte Carlo simulation is based on the expected 90 calendar day average market price of our common stock prior to the vesting date and the expected number of MSUs that will convert into common shares. In determining share-based compensation for MSUs, the Monte Carlo simulation approach is applied in a risk-neutral framework with inputs including volatility, the risk-free interest rate, and expected dividends.When estimating the grant date fair value of the MSUs, the daily closing prices of our stock are forecast over the 90 calendar days ending on the last day of the service period, using a Monte Carlo simulation. Numerous iterations of the Monte Carlo simulation are performed, based on the framework described above, to develop a distribution of future stock price paths. The estimated fair value of an MSU equals the average of the discounted present values from each of the simulation paths produced by the Monte Carlo simulation. We recognize share-based compensation expense for MSU awards using the straight-line method, over the period that the awards are expected to vest. Compensation cost related to an award with a market condition will be recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

The fair value of our service-based stock options is estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year-Ended December 31,
	2013	2012	2011
Weighted-average exercise price (1)	$32.26	$40.48	$50.53
Expected life (in years) (2)	4.47	4.39	4.40
Expected volatility (3)	46.38%	48.83%	43.10%
Risk-free interest rate (4)	0.74%	0.73%	2.00%
Dividend yield (5)	—%	—%	—%
Weighted-average fair value of options granted	$12.46	$16.23	$19.07

(1)	The weighted-average exercise price is equal to the Company's weighted-average stock price as of the grant date during each of the respective years.

(2)	The expected life of our options granted during the years ended December 31, 2013, 2012, and 2011 is based upon our historical stock option activity.

(3)	The expected volatility assumption for the years ended December 31, 2013, 2012, and 2011 is based upon our own historical stock price and the expected life of the options.

(4)	The risk-free interest rate assumption is based upon the U.S. Treasury zero coupon yield curve on the grant date for a maturity similar to the expected life of the options.

(5)
The dividend yield assumption is based on our history and expectation of regular dividend payments. We initiated a quarterly cash dividend in the fourth quarter of 2013. Prior to this time, we have not historically paid dividends.

In determining share-based compensation expense, significant management judgment and assumptions are required concerning such factors as expected term, expected volatility and forfeitures. In our opinion, the assumptions that have the most significant effect on the fair value of our service-based stock options and, therefore, share-based compensation expense, are the expected life and expected volatility.

The following table illustrates how changes to the Black-Scholes option pricing model assumptions would affect the weighted-average fair values as of the grant date for grants made during fiscal year 2013:

	Expected Volatility
Expected Life (Years)	41.4%	46.4%	51.4%
4.0	$10.64	$11.79	$12.91
4.5	$11.26	$12.46	$13.64
5.0	$11.85	$13.10	$14.31

As share-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Therefore, changes in the forfeiture assumptions do not impact the total amount of expense ultimately recognized over the requisite service period. Rather, different forfeiture assumptions only impact the timing of expense recognition over the requisite service period.

Goodwill and Intangible Assets. Goodwill represents the excess of the purchase price of an acquired business over the fair value assigned to the underlying assets acquired and liabilities assumed. At the time of an acquisition, we allocate the goodwill and related acquired assets and liabilities to its reporting unit. Management identifies its reporting units by assessing whether the components of its operating segment constitutes businesses for which discrete financial information is available and management regularly reviews the operating results of those components. We assess goodwill annually for impairment on the first day of the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount.

Before employing detailed quantitative impairment testing methodologies, we first evaluate the likelihood of impairment by considering qualitative factors relevant to the reporting unit, such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and any other factors that have a significant bearing on fair value. Based on this analysis, if we determine that it is more likely than not that goodwill is impaired, we apply detailed quantitative testing methodologies. Our detailed quantitative testing methodologies include assessing goodwill for impairment at the reporting unit level by applying a two-step test. In the first step, we compare the fair value of the reporting unit to the carrying value of its net assets. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and no further testing is required. However, if the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, we perform a second step to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. An impairment loss is recognized to the extent the implied fair value of the goodwill is less than the carrying amount of the goodwill.

We completed our fiscal year 2013 goodwill impairment test for the RDI reporting unit using the first day of the fourth quarter as the assessment date, and did not identify any impairment charges for the year-ended December 31, 2013 as the estimated fair value of the reporting unit exceeded the carrying value in the step one impairment test. We performed step one of the quantitative goodwill impairment test using a combination of an income-based approach, and a market-based approach to determine the fair value.

The income approach consisted of a discounted cash flow model that included projecting future cash flows for the RDI reporting unit, calculating a terminal value, and discounting such cash flows by a risk-adjusted rate of return. The determination of fair value of the RDI reporting unit primarily consists of using unobservable inputs under the fair value measurement standards. We believe the most critical assumptions and estimates in determining the estimated fair value of the RDI reporting unit, include, but are not limited to, the following:

•
Amounts and timing of expected future cash flows. The assumptions used in determining the expected future cash flows consider various factors such as historical operating trends, particularly in student enrollment, the political environment the reporting unit operates in, anticipated economic and regulatory conditions, accreditation status and reasonable expectations for planned business, and long-term operating strategies and initiatives. We use our business plans and projections as the basis for expected future cash flows.

•
Discount rate. The discount rate is based on our assumption of a prudent investor's required rate of return for assuming the risk of investing in a particular company in a specific country. We assumed a discount rate of 16 percent to reflect the relevant risks of the RDI reporting unit. The discount rate could increase by more than 10% of the discount rate currently utilized, and the reporting unit would continue to have fair value in excess of carrying value.

•
Terminal growth rate. The terminal growth rate reflects the sustainable operating income a reporting unit could generate in a perpetual state as a function of revenue growth, inflation and future margin expectations. We assumed a terminal growth rate of 3 percent to reflect our expectations of long-term inflation and growth of the reporting unit. The terminal growth rate assumption could decline to a zero growth environment and the reporting unit would continue to have fair value in excess of carrying value.

The market-based approach included a combination of fair values determined from (1) a comparable transactions approach using observable market transactions within the industry; and (2) a guideline company approach using publicly traded companies with similar operating and investment characteristics of the reporting unit to develop a multiple which is then applied to the operating performance of the reporting unit to determine fair value.

We utilized an equal weighting of 50 percent for the income approach and 50 percent for the market approach in determining the fair value of the RDI reporting unit. The income and market approaches yielded similar resulting fair values and the application of different weighting methodologies would not have had a significant impact on the results of the step-one impairment test.

We believe that the assumptions used in the goodwill impairment tests are consistent with a reasonable market participant view while employing the concept of highest and best use of the asset.

Finite-lived intangible assets that are acquired in business combinations are recorded at fair market value on their acquisition date and are amortized on a straight-line basis to reflect the economic useful life of the asset. As of December 31, 2013 and 2012, we did not have any indefinite-lived intangible assets.

The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally determined using a discounted cash flow approach.

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

At December 31, 2013, the Company has net operating loss carryforwards of $0.2 million and $2.8 million for state and UK income tax purposes, respectively. The state net operating loss carryforwards expire at various dates through 2027. The UK net operating loss carryforwards do not expire.

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

During the fourth quarter of 2012, the Company concluded that it was more-likely-than-not that its UK deferred tax assets would not be fully realized. Therefore, during 2012, the Company recorded a charge to establish a valuation allowance of $0.7 million primarily related to our UK deferred tax assets. During 2013, the valuation allowance was increased by $1.5 million primarily as a result of net operating losses in our UK subsidiary.

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

At December 31, 2013, our net deferred tax liability was $3.4 million. The valuation allowance of $2.2 million primarily relates to our UK deferred tax assets not expected to be utilized in the future.

We are subject to U.S. federal income tax and multiple state jurisdictions, as well as UK corporation tax and Hong Kong profits tax. During 2012, the Internal Revenue Service (IRS) commenced an income tax audit for the 2010 tax year and an income tax audit remains open in the state of New York for tax years 2008-2010.

For U.S. federal and UK corporation tax purposes, the statute of limitations remains open on tax years from 2010. For Hong Kong, the statute of limitations is 6 years and for state purposes, the statute of limitations varies by jurisdiction, but is generally from 3 to 5 years. For Hong Kong and those states that generated net operating losses in earlier years, the statute of limitations begins to run in the year subsequent to the utilization of net operating losses.

We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. As of December 31, 2013, we had $42 thousand of total gross unrecognized tax benefits. Of this total, $44 thousand (net of the federal benefit on state issues), represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

We continue to recognize interest and penalties related to uncertain tax positions in income tax expense. We recognized $5 thousand, $16 thousand, and $27 thousand in interest and penalties related to uncertain tax positions in income tax expense during the years ended December 31, 2013, 2012, and 2011, respectively.

We do not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months. In September and October 2013, the statute of limitations expired on approximately $45 thousand in unrecognized tax benefits related to federal and state issues from tax years 2006-2010. In October 2014, the statute of limitations will expire on approximately $13 thousand in unrecognized tax benefits related to federal and state issues from tax years 2007-2011.

Results of Operations
Year-Ended December 31, 2013 Compared to Year-Ended December 31, 2012
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the year-ended December 31, 2013 compared to the year-ended December 31, 2012.

	Year-Ended December 31,
	$ (in thousands)		$ Change	% Change	% of Revenue
	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
Revenues	$415,623	$421,890	$(6,267)	(1.5)%	100.0%	100.0%	—%
Costs and expenses:
Instructional costs and services	183,757	191,947	(8,190)	(4.3)	44.2	45.5	(1.3)
Marketing and promotional	102,198	100,809	1,389	1.4	24.6	23.9	0.7
Admissions advisory	27,103	30,151	(3,048)	(10.1)	6.5	7.1	(0.6)
General and administrative	42,688	39,600	3,088	7.8	10.3	9.4	0.9
Total costs and expenses	355,746	362,507	(6,761)	(1.9)	85.6	85.9	(0.3)
Operating income	59,877	59,383	494	0.8	14.4	14.1	0.3
Other income (expense), net	(179)	(45)	(134)	297.8	—	—	0.0
Income before income taxes	59,698	59,338	360	0.6	14.4	14.1	0.3
Income tax expense	24,495	23,047	1,448	6.3	5.9	5.5	0.4
Effective tax rate	41.0%	38.8%
Net income	35,203	36,291	(1,088)	(3.0)	8.5	8.6	(0.1)
Net loss attributable to noncontrolling interest	—	186	(186)	100.0	—	—	—
Net income attributable to Capella Education Company	$35,203	$36,477	$(1,274)	(3.5)%	8.5%	8.6%	(0.1)%

Revenues. The decrease in revenues in 2013 compared to 2012 was primarily related to a decrease in the quarterly average total Capella University enrollments during 2013 compared to 2012 of 2.0 percent, a larger proportion of bachelor's and certificate learners who generate less revenue per learner than our master's or doctoral learners, and an increase in tuition grants and discounts to support our initiatives to improve learner success. Capella University tuition increases in 2013 averaged approximately three percent and were implemented in July 2013.

Instructional costs and services expenses. Instructional costs and services expenses, and instructional costs and services expenses as a percent of revenue, decreased compared to the same period in the prior year primarily due to a decrease in depreciation expense as a result of our enterprise resource planning system becoming becoming fully depreciated in the prior year, decreased capitalized project costs, and a reduction in bad debt expense in 2013 compared to 2012. This overall decrease was partially offset by increased bonus expense and an increase in expenses related to our diversification efforts.

Marketing and promotional expenses. Marketing and promotional expenses, and marketing and promotional expenses as a percent of revenues, increased compared to prior year primarily due to increased investments in RDI's marketing platform, depreciation expense as a result of investments in strategic initiatives throughout 2012, and information technology investments related to improving the visitor center. These increases were partially offset by efficiencies gained in our Capella University marketing efforts through utilization of a more balanced approach as we continue to optimize our relationship-based and brand marketing model.

Admissions advisory expenses. Admissions advisory expenses, and admissions advisory expenses as a percent of revenues, decreased compared to prior year primarily due to higher information technology expenses in the prior year associated with enterprise wide foundational upgrades and strategic initiatives, increased staff productivity, and lower depreciation.

General and administrative expenses. General and administrative expenses, and general and administrative expenses as a percent of revenue, increased compared to the prior year primarily as a result of the prior year reversal of the Office of Inspector General (OIG) audit accrual for our estimated total amount of Title IV funds not returned for learners who withdrew without providing official notification of approximately $1.0 million, including interest, but not including fines and penalties; and increased bonus and compensation expense.

Other income (expense), net. The higher other net expense amount in 2013 compared to 2012 was primarily due to reduced interest income levels as a result of continuing declines in interest rates in the marketable securities markets.

Income tax expense. The increase in our effective tax rate from 2012 to 2013 was primarily due to an increase in the valuation allowance established on foreign net deferred tax assets primarily related to net operating losses, and a decrease in interest earned from tax-exempt securities.

Year-Ended December 31, 2012 Compared to Year-Ended December 31, 2011
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the year-ended December 31, 2012 compared to the year-ended December 31, 2011.

	Year-Ended December 31,
	$ (in thousands)		$ Change	% Change	% of Revenue
	2012	2011	2012 vs. 2011		2012	2011	2012 vs. 2011
Revenues	$421,890	$430,043	$(8,153)	(1.9)%	100.0%	100.0%	—%
Costs and expenses:
Instructional costs and services	191,947	173,404	18,543	10.7	45.5	40.3	5.2
Marketing and promotional	100,809	103,973	(3,164)	(3.0)	23.9	24.2	(0.3)
Admissions advisory	30,151	31,607	(1,456)	(4.6)	7.1	7.3	(0.2)
General and administrative	39,600	37,790	1,810	4.8	9.4	8.8	0.6
Reduction of workforce	—	3,167	(3,167)	(100.0)	—	0.7	(0.7)
Total costs and expenses	362,507	349,941	12,566	3.6	85.9	81.4	4.6
Operating income	59,383	80,102	(20,719)	(25.9)	14.1	18.6	(4.5)
Other income, net	(45)	1,811	(1,856)	(102.5)	—	0.4	(0.4)
Income before income taxes	59,338	81,913	(22,575)	(27.6)	14.1	19.0	(4.9)
Income tax expense	23,047	30,370	(7,323)	(24.1)	5.5	7.1	(1.6)
Effective tax rate	38.8%	37.1%
Net income	36,291	51,543	(15,252)	(29.6)	8.6	11.9	(3.3)
Net loss attributable to noncontrolling interest	186	572	(386)	(67.5)	—	0.2	(0.2)
Net income attributable to Capella Education Company	$36,477	$52,115	$(15,638)	(30.0)%	8.6%	12.1%	(3.5)%

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

Income tax expense. The increase in our effective tax rate from 2011 to 2012 was primarily due to a valuation allowance established on foreign net deferred tax assets primarily related to net operating losses, and an increase in the impact of foreign losses for which we receive a lower tax benefit.
Quarterly Results and Seasonality
The following tables set forth certain unaudited financial and operating data each quarter during the years ended December 31, 2013 and 2012. The unaudited information reflects all adjustments, which include only normal and recurring GAAP adjustments, necessary to present fairly the information shown.

	First	Second	Third	Fourth	Total
	(in thousands, except enrollment and per share data)
2013
Revenues	$105,242	$103,693	$100,703	$105,985	$415,623
Operating income	15,175	17,465	10,510	16,727	59,877
Net income attributable to Capella Education Company	8,755	10,422	6,010	10,016	35,203
Net income attributable to Capella Education Company per common share:
Basic	$0.71	$0.84	$0.48	$0.81	$2.84
Diluted	$0.70	$0.83	$0.48	$0.79	$2.80
Total enrollment	36,405	36,003	34,503	35,432	35,432

2012
Revenues	$109,400	$106,180	$99,309	$107,001	$421,890
Operating income	17,937	18,056	8,283	15,107	59,383
Net income attributable to Capella Education Company	11,293	11,412	5,123	8,649	36,477
Net income attributable to Capella Education Company per common share:
Basic	$0.82	$0.85	$0.39	$0.69	$2.77
Diluted	$0.82	$0.85	$0.39	$0.68	$2.76
Total enrollment	37,553	36,336	34,989	36,329	36,329

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
Liquidity and Capital Resources
Liquidity
We financed our operating activities and capital expenditures during the years ended December 31, 2013, 2012, and 2011 primarily through cash provided by operating activities. Our cash, cash equivalents, and current portion of marketable securities were $142.4 million and $115.5 million at December 31, 2013 and 2012 respectively. Our cash, cash equivalents and marketable securities increased primarily due to cash provided by operating activities, decreased cash used in financing activities, and general business activities. This overall increase in cash was partially offset by increased net purchases of marketable securities during 2013.

On September 30, 2011, we entered into an unsecured revolving credit agreement (the Credit Agreement) with Bank of America, N.A., and certain other lenders. The Credit Agreement provides $100.0 million of borrowing capacity, with an increase option of an additional $50.0 million. The Credit Agreement has a term of five years ending September 30, 2016. As of December 31, 2013, there were no borrowings under the credit facility and we were in compliance with all debt covenants.

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

Operating Activities
Net cash provided by operating activities for the year ended December 31, 2013 was $69.3 million, compared to $64.8 million for the year ended December 31, 2012. The increase was primarily due to an increase in cash from accounts payable and accrued liabilities due to the timing of vendor invoices and television marketing, and an increase in cash provided by income taxes payable as a result of the timing and amount of estimated quarterly payments, offset by a decrease in depreciation and amortization and net income.

Net cash provided by operating activities for the year ended December 31, 2012 was $64.8 million, compared to $80.3 million for the year ended December 31, 2011. The decrease was primarily due to a decrease in net income, and a decrease in cash from accounts payable and accrued liabilities due to the timing of payroll, vendor invoices, and income tax payments.

Investing Activities
Cash used in investing activities is primarily related to investments in property and equipment and maturities or purchases of marketable securities. Net cash used in investing activities was $33.3 million for the year ended December 31, 2013. Net cash provided by investing activities was $17.1 million for the year ended December 31, 2012, and $5.7 million for the year ended December 31, 2011.

Cash used in investing activities for the year-ended December 31, 2013 consisted primarily of capital expenditures related to investments in property and equipment and purchases of marketable securities, which were partially offset by maturities of marketable securities. Net purchases and maturities of marketable securities represented a cash outflow of $14.5 million during the year ended December 31, 2013, and a cash inflow of $41.7 million during the year ended December 31, 2012. The maturities of marketable securities in 2013 were primarily held as cash and cash equivalents at December 31, 2013.

We believe the credit quality and liquidity of our investment portfolio as of December 31, 2013 is strong. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply/demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity. However, even with this approach, we may incur investment losses as a result of unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Capital expenditures were $18.7 million, $23.3 million, and $29.6 million for the years ended December 31, 2013, 2012, and 2011, respectively. Capital expenditures in 2013 primarily consisted of investments in learner success initiatives, academic quality, and foundational priorities. Capital expenditures in 2013 also included enhancements to our visitor center. The decrease in capital expenditures for the year ended December 31, 2013 compared to the prior year is primarily driven by fewer foundational priorities and improved management of internal and external labor resources throughout 2013 that support our overall strategic initiative investments. We expect our capital expenditures in 2014 will be approximately four to five percent of revenues, and we expect to be able to fund these capital expenditures with cash generated from operations.

We currently lease all of our facilities and expect to make future payments on existing leases from cash generated from operations.

Financing Activities

Net cash used in financing activities was $5.2 million, $50.7 million, and $101.5 million for the years ended December 31, 2013, 2012, and 2011, respectively. In 2013, we used cash to repurchase $9 million of common stock under our repurchase program, compared to $51.4 million and $103.4 million in 2012 and 2011, respectively. Cash used to repurchase common stock decreased $42.4 million in 2013 compared to 2012 and $52 million in 2012 compared 2011.

Contractual Obligations
The following table sets forth, as of December 31, 2013, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented, in thousands:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases (a)	$32,531	$6,754	$13,489	$12,288	$—
Purchase obligations (b)	7,889	6,039	1,661	189	—
Total contractual obligations	$40,420	$12,793	$15,150	$12,477	$—

(a)	Minimum lease commitments for our headquarters, RDI’s office space, and miscellaneous office equipment.

(b)	Purchase obligations include commitments for marketing related and service contracts.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2013, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $42 thousand of unrecognized tax benefits have been excluded from the contractual obligations table above.

Due to the uncertainty with respect to the timing of future borrowings associated with our credit facility, we are unable to make reasonably reliable estimates of any commitment fees charged on the unused portion of the credit facility. Therefore, the maximum estimated commitment fee of $0.4 million per annum is excluded from the contractual obligations table above.

Under the terms of the RDI purchase agreement, we will make an additional payment of £4.0 million (approximately $6.4 million) if Taught Degree Awarding Powers (TDAP) is granted to RDI. As the timing of when RDI may be awarded TDAP is dependent on approval from the British government, the contingent consideration of $6.3 million is excluded from the contractual obligations table above. The $6.3 million represents the fair value of the contingent consideration and is included in accrued liabilities as of December 31, 2013.

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

Regulation and Oversight
We are subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act (HEA) and the regulations promulgated thereunder by the Department of Education subject us to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy to participate in Title IV programs.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Impact of Inflation
We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2013, 2012, or 2011. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Market Risk
The Company has no derivative financial instruments or derivative commodity instruments, and believes the risk related to cash equivalents and marketable securities is limited due to the adherence to its investment policy, which focuses on capital preservation and liquidity. In addition, all investments must have a minimum Standard & Poor’s rating of A minus (or equivalent) by at least one agency at the purchase date. All of the Company's cash equivalents and marketable securities as of December 31, 2013 and December 31, 2012 were rated BBB+ or higher by at least one rating agency. In addition, the Company utilizes money managers who conduct initial and ongoing credit analysis on its investment portfolio to monitor and minimize the potential impact of market risk associated with its cash, cash equivalents and marketable securities. Despite the investment risk mitigation strategies the Company employs, it may incur investment losses as a result of unusual and unpredictable market developments and may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. Unusual and unpredictable market developments may also create liquidity challenges for certain assets in the Company's investment portfolio.

Interest Rate Risk
The Company manages interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates, which are tied to various market indices. The Company's future investment income may fall short of expectations due to changes in interest rates or it may suffer losses in principal if it is forced to sell securities that have declined in market value due to changes in interest rates. At December 31, 2013, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

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

In fiscal year 2013, we recorded $110 thousand in net foreign currency translation losses that are included in other comprehensive income. These losses are primarily the result of the general strengthening of the U.S. dollar relative to foreign currencies during fiscal year 2013. We have not used derivative contracts to hedge foreign currency exchange rate fluctuations.

Item 8.	Financial Statements and Supplementary Data
CAPELLA EDUCATION COMPANY

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Capella Education Company

We have audited the accompanying consolidated balance sheets of Capella Education Company as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of Capella Education Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capella Education Company at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capella Education Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 20, 2014, expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Minneapolis, Minnesota
February 20, 2014

CAPELLA EDUCATION COMPANY
Consolidated Balance Sheets
(In thousands, except par value)

	As of December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$124,097	$93,220
Marketable securities, current	18,342	22,279
Accounts receivable, net of allowance of $7,091 at December 31, 2013 and $6,231 at December 31, 2012	16,919	15,900
Prepaid expenses and other current assets	10,548	11,124
Deferred income taxes	2,846	3,481
Total current assets	172,752	146,004
Marketable securities, non-current	17,740	—
Property and equipment, net	39,993	45,240
Goodwill	16,969	16,970
Intangibles, net	2,795	4,674
Total assets	$250,249	$212,888
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,939	$5,798
Accrued liabilities	33,164	26,392
Dividends payable	4,346	—
Deferred revenue	10,736	9,651
Total current liabilities	56,185	41,841
Deferred rent	3,221	4,150
Other liabilities	2,541	6,425
Deferred income taxes	6,283	8,370
Total liabilities	68,230	60,786
Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares — 100,000; Issued and Outstanding shares — 12,361 at December 31, 2013 and 12,393 at December 31, 2012	124	124
Additional paid-in capital	104,546	97,716
Accumulated other comprehensive loss	(114)	(22)
Retained earnings	77,463	54,284
Total shareholders’ equity	182,019	152,102
Total liabilities and shareholders’ equity	$250,249	$212,888

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues	$415,623	$421,890	$430,043
Costs and expenses:
Instructional costs and services	183,757	191,947	173,404
Marketing and promotional	102,198	100,809	103,973
Admissions advisory	27,103	30,151	31,607
General and administrative	42,688	39,600	37,790
Reduction of workforce	—	—	3,167
Total costs and expenses	355,746	362,507	349,941
Operating income	59,877	59,383	80,102
Other income (expense), net	(179)	(45)	1,811
Income before income taxes	59,698	59,338	81,913
Income tax expense	24,495	23,047	30,370
Net income	35,203	36,291	51,543
Net loss attributable to noncontrolling interest	—	186	572
Net income attributable to Capella Education Company	$35,203	$36,477	$52,115
Net income attributable to Capella Education Company per common share:
Basic	$2.84	$2.77	$3.42
Diluted	$2.80	$2.76	$3.40
Weighted average number of common shares outstanding:
Basic	12,391	13,156	15,241
Diluted	12,566	13,220	15,314
Cash dividend declared per common share	$0.35	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$35,203	$36,291	$51,543
Net loss attributable to noncontrolling interest	—	186	572
Net income attributable to Capella Education Company	35,203	36,477	52,115
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(110)	(54)	22
Unrealized gain (loss) on available for sale securities, net of tax	18	(275)	(473)
Comprehensive income attributable to Capella Education Company	$35,111	$36,148	$51,664
The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statement of Shareholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2010	16,306	$163	$115,075	$758	$92,590	$208,586
Exercise of stock options	64	1	1,633	—	—	1,634
Share-based compensation	—	—	4,883	—	—	4,883
Tax shortfall realized from share-based compensation arrangements	—	—	(64)	—	—	(64)
Issuance of restricted stock, net	10	—	—	—	—	—
Accretion of noncontrolling interest	—	—	—	—	(729)	(729)
Repurchase of common stock	(2,498)	(25)	(17,627)	—	(85,723)	(103,375)
Net income attributable to Capella Education Company	—	—	—	—	52,115	52,115
Unrealized losses on marketable securities, net of tax	—	—	—	(473)	—	(473)
Foreign currency translation adjustments	—	—	—	22	—	22
Balance at December 31, 2011	13,882	$139	$103,900	$307	$58,253	$162,599
Exercise of stock options	34	—	628	—	—	628
Share-based compensation	—	—	4,880	—	—	4,880
Tax shortfall realized from share-based compensation arrangements	—	—	(598)	—	—	(598)
Issuance of restricted stock, net	20	—	(41)	—	—	(41)
Accretion and acquisition of noncontrolling interest, net of tax	—	—	486	—	(582)	(96)
Repurchase of common stock	(1,543)	(15)	(11,539)	—	(39,864)	(51,418)
Net income attributable to Capella Education Company	—	—	—	—	36,477	36,477
Unrealized losses on marketable securities, net of tax	—	—	—	(275)	—	(275)
Foreign currency translation adjustments	—	—	—	(54)	—	(54)
Balance at December 31, 2012	12,393	$124	$97,716	$(22)	$54,284	$152,102
Exercise of stock options, net	98	1	3,451	—	—	3,452
Share-based compensation	—	—	5,330	—	—	5,330
Tax shortfall realized from share-based compensation arrangements	—	—	(521)	—	—	(521)
Issuance of restricted stock, net	38	—	(107)	—	—	(107)
Repurchase of common stock	(168)	(1)	(1,323)	—	(7,641)	(8,965)
Cash dividends declared ($0.35 per share)	—	—	—	—	(4,383)	(4,383)
Net income attributable to Capella Education Company	—	—	—	—	35,203	35,203
Unrealized gains on marketable securities, net of tax	—	—	—	18	—	18
Foreign currency translation adjustments	—	—	—	(110)	—	(110)
Balance at December 31, 2013	12,361	$124	$104,546	$(114)	$77,463	$182,019
The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December, 31
	2013	2012	2011
Operating activities
Net income	$35,203	$36,291	$51,543
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	15,132	17,310	10,565
Depreciation and amortization	25,877	29,255	24,165
Amortization of investment discount/premium	768	692	2,049
Impairment of property and equipment	229	1,150	35
Loss (gain) on disposal of property and equipment	52	81	(30)
Share-based compensation	5,330	4,880	4,883
Excess tax benefit from share-based compensation	(310)	(69)	(248)
Deferred income taxes	(1,463)	(3,584)	2,516
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable	(16,141)	(14,979)	(13,789)
Prepaid expenses and other current assets	1,787	2,586	(3,424)
Accounts payable and accrued liabilities	4,578	(6,296)	(612)
Income tax payable	(1,826)	(4,306)	1,559
Deferred rent	(929)	(65)	750
Deferred revenue	1,062	1,882	342
Net cash provided by operating activities	69,349	64,828	80,304
Investing activities
Capital expenditures	(18,728)	(23,278)	(29,587)
Proceeds from the sale of property and equipment	—	303	—
Payment for acquisition, net of cash acquired	—	—	(12,640)
Acquisition of noncontrolling interest	—	(1,576)	—
Purchases of marketable securities	(22,426)	(13,887)	(3,500)
Maturities of marketable securities	7,885	55,545	51,442
Net cash provided by (used in) investing activities	(33,269)	17,107	5,715
Financing activities
Excess tax benefit from share-based compensation	310	69	248
Net proceeds from exercise of stock options	3,452	628	1,634
Repurchases of common stock	(8,965)	(51,418)	(103,375)
Net cash used in financing activities	(5,203)	(50,721)	(101,493)
Effect of foreign exchange rates on cash	—	29	35
Net increase (decrease) in cash and cash equivalents	30,877	31,243	(15,439)
Cash and cash equivalents at beginning of year	93,220	61,977	77,416
Cash and cash equivalents at end of year	$124,097	$93,220	$61,977
Supplemental disclosures of cash flow information
Income taxes paid	$27,486	$30,947	$26,340
Non-cash investing and financing activities:
Purchase of equipment included in accounts payable and accrued liabilities	$775	$472	$348
Declaration of cash dividend to be paid	$4,383	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Notes to Consolidated Financial Statements
1. Nature of Business
Capella Education Company (the Company) was incorporated on December 27, 1991, and is the parent company of its wholly owned subsidiaries, Capella University (the University), Resource Development International Limited (RDI), Sophia Learning, LLC (Sophia), and Capella Learning Solutions (CLS). The University, founded in 1993, is an online postsecondary education services company offering a variety of bachelor's, master's and doctoral degree programs primarily delivered to working adults. The University is accredited by The Higher Learning Commission and is a member of the North Central Association of Colleges and Schools. In 2011, the Company acquired RDI, which is an independent provider of United Kingdom (UK) university distance learning qualifications and markets, develops and delivers programs worldwide via its offices and partners across Asia, North America, Africa and Europe. Sophia provides a social teaching and learning platform that integrates education with technology. On April 16, 2012, the Company acquired the remaining interest in Sophia which is now a wholly owned subsidiary as of that date. Capella Learning Solutions (CLS) is a subsidiary created in 2013 that provides online training solutions and services to corporate partners which are delivered through Capella's online learning platform. With the Company's focus on academic quality in an online delivery format, it has one reporting segment.

2. Summary of Significant Accounting Policies

Consolidation
The consolidated financial statements include the accounts of the Company, the University, CLS, RDI and its subsidiaries, and Sophia, after elimination of intercompany accounts and transactions. RDI operates on a fiscal year ending October 31.

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition
The Company’s revenues primarily consist of tuition. Tuition revenue is deferred and recognized as revenue ratably over the period of instruction. If a learner withdraws or drops a course, the Company follows the University refund policy, which generally is: 100 percent refund through five days, 75 percent refund from six to twelve days, and zero percent refund for the remainder of the period. The refund policy varies slightly for learners within certain states due to state rules or regulations. The Company does not recognize revenue for learners who enroll but never engage in the courseroom. Refunds are recorded as a reduction of revenue in the period that the learner withdraws from a course. If a partial refund is given to a learner in accordance with the University refund policy, the portion of the revenue which has been earned by the Company is recognized over the remaining period of the learner's withdrawn course. When the University is required to return funds distributed under Title IV Programs of the Higher Education Act (Title IV or Title IV Programs) to the Department of Education, the learner is not released from his or her payment obligation and therefore, does not impact revenue recognition.

Colloquia tuition revenue is recognized over the length of the colloquia, which ranges from three to 25 days. Deferred revenue in any period represents the excess of tuition and fees received as compared to tuition and fees recognized as revenue in the consolidated statements of income and is reflected as a current liability on our consolidated balance sheet.

The Company also enters into arrangements to provide program development and management consulting services to other third parties to establish or expand their training and educational programs. These arrangements often include the delivery of multiple products and services, primarily including hosting the training, providing maintenance and support, and other professional services. For arrangements that involve multiple elements, the Company recognizes revenue for delivered elements when they have stand-alone value to the customer, they have been accepted by the customer, and for which there are only customary refund or return rights. Arrangement consideration is allocated to the deliverables based on the relative selling price of each element. The selling price used for each deliverable is based on vendor-specific objective evidence (VSOE) of fair value if available, third-party evidence (TPE) of fair value if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. Estimated selling price is determined in a manner consistent with that used to establish the price to sell the deliverable on a standalone basis. Revenue is recognized for each element in a manner consistent with the nature of the product or service delivered.

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our learners to make required payments. The Company determines the allowance for doubtful accounts amount based on an analysis of the accounts receivable detail and historical write-off experience, and current economic conditions, recoveries and trends. Bad debt expense is recorded as an instructional costs and services expense in the consolidated statements of income. The Company generally writes off accounts receivable balances once the account is deemed to be uncollectible, which typically occurs after outside collection agencies have pursued collection efforts. The Company recorded bad debt expense of $15.1 million, $17.3 million, and $10.6 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Cash and Cash Equivalents
The Company considers all highly liquid marketable securities with maturities of three months or less at the time of purchase, and variable rate demand notes, to be cash equivalents. The variable rate demand notes contain a feature allowing the Company to settle the instrument with the issuer on a daily or weekly basis. As a result, these securities are highly liquid and are classified as cash and cash equivalents. Cash equivalents are carried at fair value.

Marketable Securities
Management determines the appropriate designation of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s marketable securities are designated as available-for-sale as of December 31, 2013 and 2012.

Available-for-sale marketable securities are carried at fair value as determined by quoted market prices or other inputs either directly or indirectly observable in the marketplace for identical or similar assets, with unrealized gains and losses, net of tax, recognized as a component of accumulated other comprehensive income (loss) within shareholders’ equity. Management reviews the fair value of the portfolio at least monthly, and evaluates individual securities with fair value below amortized cost at the balance sheet date for impairment. In order to determine whether impairment is other than temporary, management evaluates whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis.

If management intends to sell an impaired debt security, or it is more likely than not the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of accumulated other comprehensive income (loss) within shareholders’ equity.

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in other income (expense). The contractual maturity date of available-for-sale securities is based on the days remaining to the effective maturity. The Company classifies marketable securities as either current or non-current assets based on management’s intent with regard to usage of those funds, which is dependent upon the security's maturity date and liquidity considerations based on current market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current.

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

Management believes the credit risk related to cash equivalents and marketable securities is limited due to the adherence to an investment policy that requires marketable securities to have a minimum Standard & Poor’s rating of A minus (or equivalent) at the time of purchase. All of the Company’s cash equivalents and marketable securities as of December 31, 2013 and 2012 consist of investments rated BBB+ or higher by at least one rating agency. In addition, the Company utilizes money managers who conduct initial and ongoing credit analysis on its investment portfolio to monitor and minimize the potential impact of market risk associated with its cash equivalents and marketable securities.

Management believes that the credit risk related to accounts receivable is mitigated due to the large number and diversity of learners that principally comprise the Company’s customer base. The Company’s credit risk with respect to these accounts receivable is mitigated through the participation of a majority of the learners in federally funded financial aid programs.

Approximately 78%, 79%, and 79% of Capella University's revenues (calculated on a cash basis) were collected from funds distributed under Title IV Programs for the years ended December 31, 2013, 2012, and 2011, respectively. The financial aid and assistance programs are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels.

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

If the University were to lose its eligibility to participate in federal student financial aid programs, the learners at the University would lose access to funds derived from those programs and would have to seek alternative sources of funds to pay their tuition and fees. See Note 14 for further information on the regulatory environment in which the Company operates.

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
Depreciation is calculated using the straight-line method, over the following estimated useful lives:

Computer equipment	3 to 7 years
Furniture and office equipment	5 to 7 years
Computer software	3 to 5 years

Leasehold improvements are amortized on a straight-line basis over the related lease term or estimated useful life, whichever is shorter.

The Company reviews its fixed assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company recorded impairment charges of $0.2 million, $1.2 million, and $35 thousand during the years ended December 31, 2013, 2012, and 2011, respectively. The impairment charges primarily consist of course retirements, and the write-off of previously capitalized internal software development costs related to abandoned software projects. These charges are recorded in Consolidated Statements of Income and classified as instructional costs and services, marketing and promotional, admissions advisory, or general and administrative expense based on the primary function with which the asset was associated.

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

Contingencies
The Company accrues for costs associated with contingencies including, but not limited to, regulatory compliance and legal matters, when such costs are probable and reasonably estimable. Liabilities established to provide for contingencies are adjusted as further information is obtained, circumstances change, or contingencies are resolved. The Company bases these accruals on management’s estimate of such costs, which may vary from the ultimate cost and expenses associated with any such contingency.

Intangible Assets
Finite-lived intangible assets that are acquired in business combinations are recorded at fair market value on their acquisition date and are amortized on a straight-line basis over the economic useful life of the asset. As of December 31, 2013 and 2012, the Company does not have any indefinite-lived intangible assets.

The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally determined using a discounted cash flow approach.

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

The Company's goodwill impairment test includes an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting until is less than its carrying amount based on the qualitative assessment, or that a qualitative assessment should not be performed for a reporting unit, the Company proceeds with performing a two-step quantitative goodwill impairment test. In the first step, the Company compares the fair value of the reporting unit to the carrying value of its net assets. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and no further testing is required. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, the Company performs a second step to determine the implied fair value of the goodwill and compares it to the carrying value of the goodwill. An impairment loss is recognized to the extent the implied fair value of the goodwill is less than the carrying amount of the goodwill.
The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis, including determining whether to perform the optional qualitative assessment and determining the fair value of the reporting unit during the two-step test. The goodwill testing process includes the use of industry accepted valuation methods, management review and approval of certain criteria and assumptions and engaging third-party valuation specialists to assist with the analysis.

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

Advertising
The Company expenses all advertising costs as incurred, other than production-related advertising costs primarily attributable to television commercials, which are capitalized as a prepaid expense when paid and subsequently expensed at the time of first airing. Advertising costs for 2013, 2012, and 2011 were $78.1 million, $82.4 million, and $80.7 million, respectively.

Net Income Attributable to Capella Education Company per Common Share
Basic net income attributable to Capella Education Company per common share is based on the weighted average number of shares of common stock outstanding during the period. Dilutive shares are computed using the Treasury Stock method and include the incremental effect of shares that would be issued upon the assumed exercise of stock options, vesting of restricted stock units, and satisfaction of service conditions for market stock units.

The following table presents a reconciliation of the numerator and denominator in the basic and diluted net income attributable to Capella Education Company per common share calculation.

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net income attributable to Capella Education Company	$35,203	$36,477	$52,115
Denominator:
Denominator for basic net income attributable to Capella Education Company per common share - weighted average shares outstanding	12,391	13,156	15,241
Effect of dilutive stock options, restricted stock, and market stock units	175	64	73
Denominator for diluted net income attributable to Capella Education Company per common share - weighted average shares outstanding	12,566	13,220	15,314
Basic net income attributable to Capella Education Company per common share	$2.84	$2.77	$3.42
Diluted net income attributable to Capella Education Company per common share	$2.80	$2.76	$3.40
Options to purchase 0.5 million, 0.6 million, and 0.5 million common shares, were outstanding but not included in the computation of diluted net income per common share in 2013, 2012, and 2011, respectively, because their effect would be antidilutive.

Comprehensive Income
Comprehensive income includes net income and all changes in the Company’s equity during a period from non-owner sources, which for the Company consists of unrealized gains and losses on available-for-sale marketable securities, net of tax, and foreign currency translation losses.

Share-Based Compensation
The Company measures and recognizes compensation expense for share-based payment awards made to employees and directors, including employee stock options, restricted stock units (RSU's), and market stock units (MSUs) based on estimated fair values of the share award on the date of grant.

•
Stock options and restricted stock units. To calculate the estimated fair value of stock options on the date of grant, the Company uses the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the Company to estimate key assumptions such as the expected term, volatility, risk-free interest rate and dividend yield to determine the fair value of stock options, based on both historical information and management judgment regarding market factors and trends.

The Company recognizes share-based compensation expense for stock options and restricted stock unit awards using the straight-line method, over the period that the awards are expected to vest, which is also the service period, net of estimated forfeitures. The Company estimates expected forfeitures of share-based awards and recognizes compensation cost only for those awards expected to vest.

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

•
Market stock units. To calculate the estimated fair value of MSUs on the date of grant, the Company uses Monte Carlo simulations. Each Monte Carlo simulation is based on the expected average market price of the Company's common stock for a defined number of calendar days prior to the stated vesting date to estimate the expected number of MSUs that will convert into common shares at the vesting date. Management's key assumptions include volatility, risk-free interest rates, and dividend yields.

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
3. Marketable Securities
The following is a summary of available-for-sale securities, in thousands:

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$30,422	$46	$—	$30,468
Corporate debt securities	5,615	3	(4)	5,614
Total	$36,037	$49	$(4)	$36,082

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$22,263	$25	$(9)	$22,279
Total	$22,263	$25	$(9)	$22,279
The unrealized gains and losses on the Company’s investments in municipal and corporate debt securities as of December 31, 2013 and 2012 were caused by changes in market values primarily due to interest rate changes. All of our securities in an unrealized loss position as of December 31, 2013 have been in an unrealized loss position for less than twelve months. The Company intends to hold these securities until maturity and the possibility that the Company will be required to sell these securities prior to the recovery of their amortized cost basis is remote. No other-than-temporary impairment charges were recorded for the years ended December 31, 2013, 2012, and 2011.

The following table summarizes the remaining contractual maturities of the Company’s marketable securities, in thousands:

	As of December 31, 2013	As of December 31, 2012
Due within one year	$18,342	$7,929
Due after one year through five years	17,740	14,350
Total	$36,082	$22,279

The following table is a summary of the proceeds from the maturities of available-for-sale securities, in thousands:

	Years Ended December 31,
	2013	2012	2011
Maturities of available-for-sale marketable securities	$7,885	$55,545	$51,442
Total	$7,885	$55,545	$51,442

The Company did not record any gross realized gains or gross realized losses in net income during the years ended December 31, 2013, 2012, and 2011. Additionally, there were no proceeds from sales of marketable securities prior to maturity during the years ended December 31, 2013, 2012, and 2011.

4. Fair Value Measurements

The following tables summarize certain information for assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2013 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$47,796	$47,796	$—	$—
Money market funds	57,066	57,066	—	—
Variable rate demand notes	19,235	19,235	—	—
Marketable securities:
Tax-exempt municipal securities	30,468	—	30,468	—
Corporate debt securities	5,614	—	5,614	—
Total assets at fair value on a recurring basis:	$160,179	$124,097	$36,082	$—

Liabilities:
Accrued liabilities:
RDI contingent consideration	$6,304	$—	$—	$6,304
Total liabilities at fair value on a recurring basis:	$6,304	$—	$—	$6,304

	Fair Value Measurements as of December 31, 2012 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$21,122	$21,122	$—	$—
Money market funds	643	643	—	—
Variable rate demand notes	71,455	71,455	—	—
Marketable securities:
Tax-exempt municipal securities	22,279	—	22,279	—
Total assets at fair value on a recurring basis:	$115,499	$93,220	$22,279	$—

Liabilities:
Other liabilities:
RDI contingent consideration	$6,252	$—	$—	$6,252
Total liabilities at fair value on a recurring basis:	$6,252	$—	$—	$6,252

The Company measures cash and cash equivalents at fair value primarily using real-time quotes for transactions in active exchange markets involving identical assets. The Company’s marketable securities are classified within Level 2 and are valued using readily available pricing sources for comparable instruments utilizing market observable inputs. The Company does not hold securities in inactive markets. The Company did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the year-ended December 31, 2013 and 2012.

Level 3 Measurements

RDI Contingent Consideration
In connection with the acquisition of RDI, the Company is required to make an additional payment to the former shareholders of RDI in the event RDI is awarded Taught Degree Awarding Powers (TDAP) by the British government. See Note 12 for additional details regarding the acquisition of RDI. As the contingent consideration is classified as a liability, ASC 805 Business Combinations (ASC 805) requires that the Company re-measure the liability at fair value at each reporting date until it is extinguished. The Company classifies the RDI contingent consideration liability within Level 3 of the fair value measurement hierarchy as its fair value is determined using inputs not readily observable in the market.

The fair value of the RDI contingent consideration liability as of December 31, 2013 was determined using the discounted cash flow approach. The Company calculated the present value of the probability-weighted expected cash flows using estimates of the timing and probability of RDI being awarded TDAP. The discount rate reflects the risk of a market participant who holds the corresponding asset. To estimate the discount rate, the Company considered the weighted average cost of capital of the business risk associated with RDI being awarded TDAP. The discount rate was then adjusted to incorporate a risk-free rate and costs of debt for a term commensurate with the term in which the contingent consideration payment is expected to be made, as well as the low probability risk of the contingent consideration payments not being made.

The fair value measurement of the RDI contingent consideration encompasses the following significant unobservable inputs:

Unobservable Inputs	Range
Weighted average cost of capital	5%
Timing of cash flows	0 - 18 months
Probability of TDAP achievement	100%

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

The following table presents a reconciliation of the fair value of the RDI contingent consideration, in thousands:

	Year-Ended December 31,
	2013	2012
Balance, beginning of period	$6,252	$5,945
Increase in RDI contingent consideration liability	52	307
Balance, end of period	$6,304	$6,252

The change in the fair value of the RDI contingent consideration liability was recorded in other (income) expense, net in the consolidated statements of income during the year ended December 31, 2013 and 2012. The fair value of the RDI contingent consideration liability was recorded in accrued liabilities and other liabilities in the consolidated balance sheets as of December 31, 2013 and December 31, 2012, respectively. The classification reflects the Company's best estimate as of the respective balance sheet dates of when we expect this amount to be paid.

5. Property and Equipment

Property and equipment consist of the following, presented in thousands:

	As of December 31,
	2013	2012
Computer software	$130,870	$117,780
Computer equipment	44,050	40,120
Furniture and office equipment	13,563	13,261
Leasehold improvements	1,311	987
	189,794	172,148
Less accumulated depreciation and amortization	(149,801)	(126,908)
Property and equipment, net	$39,993	$45,240

Depreciation expense for the years ended December 31, 2013, 2012, and 2011 was $24.0 million, $27.4 million, and $23.6 million, respectively. Included in these amounts is amortization of capitalized internally developed software of $15.0 million, $17.5 million, and $14.5 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Computer software includes approximately $28.5 million and $30.6 million of unamortized internally developed software as of December 31, 2013 and 2012, respectively.

6. Goodwill and Intangible Assets

Goodwill
Goodwill represents the excess of the purchase price over the fair value assigned to the assets acquired and liabilities assumed. The carrying amount of goodwill as of December 31, 2013 was $17.0 million and recorded under the RDI reporting unit, as a result of the acquisition of RDI in July 2011. Refer to Note 12 for further information regarding the acquisition of RDI.

The following table presents changes in goodwill for the years ended December 31, 2013 and 2012, in thousands:

Balance as of December 31, 2011	$16,980
Effects of foreign currency exchange rates	(10)
Balance as of December 31, 2012	16,970
Effects of foreign currency exchange rates	(1)
Balance as of December 31, 2013	$16,969

The Company completed its goodwill impairment test for the RDI reporting unit using the first day of the fourth quarter of 2013 as the assessment date, and did not identify any impairment charges for the year-ended December 31, 2013. The Company chose not to perform the qualitative assessment and instead performed step one of the quantitative goodwill impairment test using a combination of an income-based approach, and a market-based approach to determine the fair value.

The income approach consisted of a discounted cash flow model that included projecting future cash flows for the RDI reporting unit, calculating a terminal value, and discounting such cash flows by a risk-adjusted rate of return. The market approach included a combination of fair values determined from (1) comparable transactions approach using observable market transactions within the industry; and (2) the guideline company approach using publicly traded companies with similar operating and investment characteristics of the reporting unit to develop a multiple which was then applied to the operating performance of the reporting unit to determine fair value. The determination of fair value of the RDI reporting unit consists of using unobservable inputs under the fair value measurement standards.

The Company believes that the most critical assumptions and estimates used in determining the estimated fair value of its RDI reporting unit, include, but are not limited to, the amounts and timing of expected future cash flows, the discount rate, terminal growth rates, selection of comparable market multiples and application of weighting factors when a combination of valuation methods are used. The assumptions used in determining the expected future cash flows consider various factors such as historical operating trends particularly in student enrollment, the political environment the reporting unit operates in, anticipated economic and regulatory conditions, accreditation status and reasonable expectations for planned business and long-term operating strategies and initiatives. The discount rate is based on the Company's assumption of a prudent investor's required rate of return for assuming the risk of investing in a particular company in a specific country. The terminal growth rate reflects the sustainable operating income a reporting unit could generate in a perpetual state as a function of revenue growth, inflation and future margin expectations. The Company also believes that the assumptions used in the goodwill impairment tests are consistent with a reasonable market participant view while employing the concept of highest and best use of the asset.

Finite-Lived Intangible Assets
Changes in the carrying amount of intangible assets are as follows, in thousands:

	Student Relationships	Validation Partner Relationships	Trademark and Trade Name	Learning Model	Internally Developed Software	Total
Net Carrying Amount as of December 31, 2011	$2,738	$2,204	$680	$659	$271	6,552
Amortization	(1,240)	(328)	(70)	(140)	(100)	(1,878)
Net Carrying Amount as of December 31, 2012	1,498	1,876	610	519	171	4,674
Amortization	(1,240)	(328)	(70)	(141)	(100)	(1,879)
Net Carrying Amount as of December 31, 2013	$258	$1,548	$540	$378	$71	$2,795

The Company amortizes its intangible assets on a straight-line basis.

The following table presents future amortization expense for intangible assets as of December 31, 2013, in thousands:

2014	868
2015	539
2016	498
2017	399
2018	303
2019 and thereafter	188
Total	$2,795

7. Accrued Liabilities

Accrued liabilities consist of the following, in thousands:

	As of December 31, 2013	As of December 31, 2012
Accrued compensation and benefits	$12,088	$9,165
Accrued instructional	5,043	6,172
Accrued vacation	1,040	1,112
RDI contingent consideration	6,304	—
Other	8,689	9,943
Total	$33,164	$26,392

“Other” in the table above consists primarily of vendor invoices accrued in the normal course of business.

The following presents the Company's reduction in workforce activity during the years ended December 31, 2013 and December 31, 2012, in thousands:

Balance, December 31, 2011	$967
Payments	(967)
Balance, December 31, 2012	—
Payments	—
Balance, December 31, 2013	$—
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

The following presents the Company's future minimum lease commitments as of December 31, 2013, in thousands:

2014	$6,754
2015	6,796
2016	6,693
2017	6,692
2018	5,596
2019 and thereafter	—
Total	$32,531

The Company recognizes rent expense on a straight-line basis over the term of the lease, although the lease may include escalation clauses providing for lower payments at the beginning of the lease term and higher payments at the end of the lease term. Cash or lease incentives received from lessors are recognized on a straight-line basis as a reduction to rent from the date the Company takes possession of the property through the end of the lease term. The Company records the unamortized portion of the incentive as an offset to deferred rent, in accrued liabilities or long-term liabilities, as appropriate.

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

Total rent expense, related taxes, and operating expenses under operating leases for the years ended December 31, 2013, 2012, and 2011, was $12.4 million, $12.2 million, and $11.0 million, respectively.

Revolving Credit Facility
On September 30, 2011, the Company entered into an unsecured revolving credit agreement (the Credit Agreement) with Bank of America, N.A., and certain other lenders. The Credit Agreement provides $100.0 million of borrowing capacity (the credit facility), with an increase option of an additional $50.0 million. The Credit Agreement expires on September 30, 2016.

Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus an applicable rate of 1.75% to 2.25% based on the Company’s consolidated leverage ratio or, at the Company’s option, an alternative base rate (defined as the higher of (a) the federal funds rate plus 0.5%, (b) Bank of America’s prime rate, or (c) the one-month LIBOR plus 1.0%) plus an applicable rate of 0.75% to 1.25% based on the Company’s consolidated leverage ratio. The Credit Agreement requires payment of a commitment fee, based on the Company’s consolidated leverage ratio, charged on the unused credit facility. The Company recorded commitment fee expenses of $0.3 million, $0.3 million, and $0.1 million in other income (expense), net, for the years ended December 31, 2013, 2012, and 2011, respectively. Outstanding letters of credit are also charged a fee, based on the Company’s consolidated leverage ratio. The Company capitalized approximately $0.5 million of debt issuance costs related to the credit facility, which are being amortized on a straight-line basis over a period of five years. Interest expense for the amortization of debt issuance costs is recorded in other income (expense), net.

The Credit Agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Failure to comply with the covenants contained in the Credit Agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. As of December 31, 2013 and December 31, 2012 there were no borrowings under the credit facility and the Company was in compliance with all debt covenants.

Litigation
In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, claims involving learners or graduates and routine employment matters. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of December 31, 2013 that are probable or estimable, for which the outcome could have a material adverse impact on its consolidated financial position or results of operations.

9. Share Repurchase Program and Dividends

Share Repurchase Program
The Company announced its current share repurchase program in July 2008. The Board of Directors authorizes repurchases of outstanding shares of common stock from time to time depending on market conditions and other considerations. A summary of the Company’s comprehensive share repurchase activity from the program's commencement through December 31, 2013, all of which was part of its publicly announced program, is presented below, in thousands:

Board authorizations:
July 2008	$60,000
August 2010	60,662
February 2011	65,000
December 2011	50,000
August 2013	50,000
Total amount authorized	285,662
Total value of shares repurchased	236,343
Residual authorization	$49,319

The following table summarizes shares repurchased, in thousands:

	Year-Ended December 31,
	2013	2012
Shares repurchased	168	1,543
Total consideration, excluding commissions	$8,958	$51,355

As of December 31, 2013, the Company had purchased an aggregate of 5.4 million shares under the program’s outstanding authorizations at an average price per share of $44.08 totaling $236.3 million.

Dividends
During 2013, the Company declared the following cash dividends, presented below in thousands except per share amounts:

Declaration Date	Record Date	Payment Date	Dividend per Share	Total Dividend Amount
December 5, 2013	December 23, 2013	January 10, 2014	$0.35	$4,383

The dividend of $0.35 per outstanding share of common stock declared on December 5, 2013 was recorded as a reduction to retained earnings. Of the total dividend amount, $4.3 million is attributable to shares of common stock outstanding as of the record date and restricted stock units expected to vest in the next twelve months. This amount is classified as dividends payable in the Company's consolidated balance sheets as of December 31, 2013. The remaining balance is attributable to restricted stock units expected to vest after the next twelve months and is classified as other liabilities in the Company's consolidated balance sheets as of December 31, 2013. All future dividends are subject to declaration by the Company's board of directors and may be adjusted due to future business needs or other factors deemed relevant by the board of directors.

10. Share-Based Compensation

Share-Based Incentive Plans
During 2005, the Company implemented a stock incentive plan that allows for incentive stock options, non-qualified stock options, RSUs, and MSUs to be granted to employees, directors, officers, and others (the 2005 Plan). On May 25, 2006 the Board of Directors approved a change to the Company’s stock option policy in which the Company will only issue non-qualified stock options for future option grants. At December 31, 2013, the maximum number of shares of common stock reserved under the 2005 Plan was 3.0 million shares, of which 1.0 million were available for grant. The Board of Directors establishes the terms and conditions of all grants, subject to the 2005 Plan and applicable provisions of the Internal Revenue

Code (the Code). Under the 2005 Plan, options must be granted at an exercise price not less than the fair market value of the Company’s common stock on the grant date. The options expire on the date determined by the Board of Directors, but may not extend more than ten years from the grant date. The options generally become exercisable over a four-year period. RSU's generally vest over a three year period. Canceled options and RSU's become available for reissuance under the 2005 Plan. Upon an exercise of stock options, the Company issues new shares and may repurchase shares based on an assessment of cash needs to offset a dilutive impact. MSUs are full-value shares that will vest at different levels based on the expected average market price of the Company's common stock for a defined number of calendar days prior to the vesting date.

The Company has also issued stock options under one discontinued plan (the 1999 Plan). Stock options issued pursuant to the 1999 Plan are still outstanding; however, unexercised options that are canceled upon termination of employment are not available for reissuance.

Share-Based Compensation Expense
The table below reflects the Company’s share-based compensation expense recognized in the consolidated statements of income, in thousands:

	Year-Ended December 31,
	2013	2012	2011
Instructional costs and services	$1,568	$1,433	$1,249
Marketing and promotional	629	468	581
Admissions advisory	54	48	38
General and administrative	3,079	2,931	3,015
Share-based compensation expense included in operating income	5,330	4,880	4,883
Tax benefit from share-based compensation expense	1,964	1,818	1,810
Share-based compensation expense, net of tax	$3,366	$3,062	$3,073

The following table summarizes additional information regarding share-based compensation arrangements for the years presented, in thousands:

	Year-Ended December 31,
	2013	2012	2011
Net proceeds from stock options exercised	$3,452	$628	$1,634
Intrinsic value of stock options exercised	1,915	515	1,493
Tax shortfall realized from share-based compensation arrangements	(521)	(598)	(64)

As of December 31, 2013, total compensation cost related to nonvested service-based stock options, RSUs, and MSUs to be recognized in future periods was $8.2 million. The weighted average period over which this expense will be recognized is 2.4 years. The fair value of stock options and RSU's vested during the years ended December 31, 2013, 2012 and 2011, was $4.3 million, $3.5 million, and $3.1 million, respectively.

Service-Based Stock Options
The following table summarizes stock option activity for the year-ended December 31, 2013:

	Plan Options Outstanding
	Incentive	Non-Qualified	Weighted-Average Exercise Price per Share
	(in thousands, except per share data)
Balance, December 31, 2012	32	582	$52.21
Granted	—	180	32.26
Exercised	(19)	(105)	41.48
Forfeited or expired	—	(54)	48.19
Balance, December 31, 2013	13	603	$48.84

The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

	Number of Shares	Weighted-Average Exercise or Purchase Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except per share and contractual term data)
Balance, December 31, 2013	616	$48.84	5.58	$12,530
Vested and expected to vest, December 31, 2013	601	$49.18	5.50	$12,052
Exercisable, December 31, 2013	280	$57.80	3.21	$3,681

The fair value of the Company's service-based stock options was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year-Ended December 31,
	2013	2012	2011
Weighted-average exercise price (1)	$32.26	$40.48	$50.53
Expected life (in years) (2)	4.47	4.39	4.40
Expected volatility (3)	46.38%	48.83%	43.10%
Risk-free interest rate (4)	0.74%	0.73%	2.00%
Dividend yield (5)	—%	—%	—%
Weighted-average fair value of options granted	$12.46	$16.23	$19.07

(1)	The weighted-average exercise price is equal to the Company's weighted-average stock price as of the grant date during each of the respective years.

(2)	The Company’s expected life on options granted during the years ended December 31, 2013, 2012 and 2011 is based upon its historical stock option activity.

(3)	The expected volatility assumption for the years ended December 31, 2013, 2012 and 2011 is based upon the Company’s historical stock price over the expected life of the options.

(4)	The risk-free interest rate assumption is based upon the U.S. Treasury zero coupon yield curve on the grant date for a maturity similar to the expected life of the options.

(5)
The dividend yield assumption is based on our history and expectation of regular dividend payments. The Company initiated a quarterly cash dividend in the fourth quarter of 2013. Prior to this time, the Company had not historically paid dividends and did not have any plans to do so.

Restricted Stock Units
The following table summarizes RSU activity for the year-ended December 31, 2013:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
	(in thousands, except per share data)
Balance, December 31, 2012	124	$49.48
Granted	92	33.27
Vested	(40)	52.12
Canceled	(15)	37.29
Balance, December 31, 2013	161	$40.66

The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value of RSU's on December 31, 2013. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

	Number of Shares	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except contractual term data)
Balance, December 31, 2013	161	1.25	$10,729
Vested and expected to vest, December 31, 2013	153	1.22	$10,157

Market Stock Units
The following table summarizes MSU activity for the year-ended December 31, 2013:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
	(in thousands, except per share data)
Balance, December 31, 2012	—	$—
Granted	104	24.13
Vested (1)	—	—
Canceled	—	—
Balance, December 31, 2013	104	$24.13

(1)
The vesting of MSUs is subject to the achievement of the 90-day average closing price of the Company's common stock at the end of the defined service period. The shares vested is calculated using the 90-day average closing price of the Company's common stock as of December 31, 2018.

The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value of MSU's on December 31, 2013. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

	Number of Shares	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except contractual term data)
Balance, December 31, 2013	104	4.35	$6,908
Vested and expected to vest, December 31, 2013	104	4.35	$6,908

11. Income Taxes
The components of income tax expense are as follows, and presented in thousands:

	Year-Ended December 31,
	2013	2012	2011
Current income tax expense:
Federal	$24,480	$25,182	$26,232
State	1,478	1,445	1,638
Foreign	—	4	6
Deferred income tax expense:
Federal	(1,429)	(2,533)	3,317
State	(44)	(185)	3
Foreign	10	(866)	(826)
Income tax expense	$24,495	$23,047	$30,370

The following presents a reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate:

	Year-Ended December 31,
	2013	2012	2011
Statutory rate	35.0%	35.0%	35.0%
State income taxes	2.5	2.3	2.5
Foreign taxes	1.3	1.0	0.3
Valuation allowance	2.4	1.1	—
Tax-exempt interest	(0.1)	(0.5)	(0.8)
Other	(0.1)	(0.1)	0.1
Effective income tax rate	41.0%	38.8%	37.1%
The following table presents significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2013 and 2012, in thousands:

	Year-Ended December 31,
	2013	2012
Deferred income tax assets:
Net operating loss carryforwards	$2,957	$1,926
Allowance for doubtful accounts	3,251	3,060
Accrued liabilities	2,198	3,200
Share-based compensation	4,833	4,596
Other	1	22
Deferred income tax assets	13,240	12,804
Deferred income tax liabilities:
Prepaid expenses	(1,376)	(1,269)
Accumulated other comprehensive income	(16)	(6)
Property and equipment	(12,489)	(14,538)
Other	(27)	(97)
Intangible assets	(597)	(1,083)
Deferred income tax liabilities	(14,505)	(16,993)
Net deferred tax liability before valuation allowance	(1,265)	(4,189)
Valuation allowance	(2,172)	(700)
Net deferred tax liability	$(3,437)	$(4,889)

At December 31, 2013, the Company has net operating loss carryforwards of approximately $0.2 million and $2.8 million for state and UK income tax purposes, respectively. The state net operating loss carryforwards expire at various dates through 2031, and the UK net operating loss carryforwards do not expire.

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

During the fourth quarter of 2012, the Company concluded that it was more-likely-than-not that its UK deferred tax assets would not be fully realized. Therefore, during 2012, the Company recorded a charge to establish a valuation allowance of $0.7 million primarily related to its UK deferred tax assets. During 2013, the valuation allowance increased by $1.5 million primarily as a result of net operating losses in our UK subsidiary.

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

The Company did not have unremitted earnings from its international subsidiaries due to an earnings and profits deficit balance in the foreign jurisdiction during the years ended December 31, 2013 or 2012. Therefore, the Company did not establish deferred tax liabilities for unremitted earnings at December 31, 2013 or 2012.

The Company is subject to U.S. federal income tax and multiple state jurisdictions, as well as UK corporation tax and Hong Kong profits tax.

During 2012, the Internal Revenue Service (IRS) commenced an income tax audit for the 2010 tax year, and an income tax audit remains open in the state of New York for tax years 2008-2010.

For U.S. federal and UK corporation tax purposes, the statute of limitations remains open on tax years from 2010. For Hong Kong, the statute of limitations is six years and for state purposes, the statute of limitations varies by jurisdiction, but is generally from three to five years. For Hong Kong and those states that generated net operating losses in earlier years, the statute of limitations begins to run in the year subsequent to the utilization of net operating losses.

As of December 31, 2013, the Company had $42 thousand of total gross unrecognized tax benefits. Of this total, $44 thousand (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect its effective income tax rate in future periods.
The following table reconciles the beginning and ending amount of unrecognized tax benefits, in thousands:

	Year-Ended December 31,
	2013	2012	2011
Balance at January 1	$75	$425	$727
Additions for tax positions of current year	12	6	—
Additions for tax positions of prior years	—	14	—
Reductions for tax positions of prior years	—	—	(47)
Settlements	—	2	(207)
Reductions due to lapse of the applicable statute of limitations	(45)	(372)	(48)
Balance at December 31	$42	$75	$425

The Company does not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months. In September and October 2013, the statute of limitations expired on approximately $45 thousand in unrecognized tax benefits related to federal and state issues from tax years 2006-2010. In October 2014, the statute of limitations will expire on approximately $13 thousand in unrecognized tax benefits related to federal and state issues from tax years 2007-2011.

The Company continues to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company recognized $5 thousand, $16 thousand, and $27 thousand in interest and penalties related to uncertain tax positions in income tax expense during the years ended December 31, 2013, 2012, and 2011, respectively.

12. Acquisitions

Resource Development International Limited
On July 15, 2011, the Company acquired 100% of the share capital of RDI for £7.9 million (approximately $12.6 million), net of cash acquired.

As a result of years of investment in its academic infrastructure, RDI has applied to the British government for Taught Degree Awarding Powers (TDAP). If awarded, TDAP will enable RDI to independently validate its own degrees going forward under the auspices of the Quality Assurance Agency, a Government body that reviews the standards and quality of all UK universities. Under the terms of the agreement, the Company will make an additional payment of £4.0 million (approximately $6.4 million) to the former shareholders of RDI if TDAP is granted to RDI. The Company recorded a liability of $5.9 million as of the acquisition date, for the fair value of the TDAP contingent consideration which is included in other liabilities. Refer to Note 4 for discussion of Level 3 fair value measurements.

The Company finalized the purchase accounting in the fourth quarter of 2011 and measured the fair value of the assets acquired and liabilities assumed in accordance with ASC 805. The Company recorded goodwill of $17.0 million to the RDI reporting unit, and capitalized $7.1 million of intangible assets primarily consisting of partner and student relationships, trademark and trade name, learning model, and internally developed software. The estimated useful lives of the intangible assets range from two to ten years. The weighted average useful life of the Company’s finite-lived intangible assets that are not fully amortized as of December 31, 2013 is five years. The Company recorded the acquired deferred revenue at its fair value of $1.6 million as of the acquisition date, and assumed net liabilities of approximately $3.9 million in this transaction.

The results of operations of RDI have been included in the Company’s consolidated results of operations since the date of acquisition. RDI's revenues as a percent of consolidated revenues were approximately three percent for the years ended December 31, 2013 and 2012, and less than one percent for the year ended December 31, 2011.

Sophia Learning, LLC
The Company acquired a majority ownership interest in Sophia in 2010. The equity interest in Sophia not owned by the Company was reported as noncontrolling interest on the Company's consolidated balance sheets as of December 31, 2010 and 2011. Losses incurred by Sophia were charged to the Company and to the noncontrolling interest holder based on ownership percentage.

On April 16, 2012, the Company acquired the remaining interest in Sophia for approximately $1.6 million in an arms-length transaction. The Company began accounting for Sophia as a wholly owned subsidiary beginning in the second quarter of 2012 when the noncontrolling interests were acquired.

13. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of accumulated other comprehensive income (loss), in thousands:

	As of December 31,
	2013	2012	2011
Foreign currency translation	$(142)	$(32)	$22
Unrealized gains (losses) on marketable securities	28	10	285
Accumulated other comprehensive income (loss)(1)	$(114)	$(22)	$307
_____________________________

(1)
Accumulated other comprehensive (loss) income is net of $17 thousand, $6 thousand, and $0.2 million of taxes as of December 31, 2013, 2012, and 2011, respectively. The unrealized gains on the Company’s marketable securities were primarily caused by changes in market values as a result of interest rate changes.

There were no reclassifications out of accumulated other comprehensive income (loss) to net income for the years ended December 31, 2013, December 31, 2012 and December 31, 2011.

14. Regulatory Supervision and Oversight

Political and budgetary concerns significantly affect the Title IV Programs. Congress reauthorizes the Higher Education Act (HEA) and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in August 2008. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of December 31, 2013, programs in which the University's learners participate are operative and sufficiently funded.

15. Other Employee Benefit Plans

The Company sponsors an employee retirement savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. The plan provides eligible employees with an opportunity to make tax-deferred contributions into a long-term investment and savings program. All employees over the age of 18 are eligible to participate in the plan. The plan allows eligible employees to contribute up to 100% of their annual salary, subject to IRS annual limits. The plan allows the Company to consider making a discretionary contribution; however, there is no requirement that it do so. Effective July 1, 2006, the Company elected to match 100% on the first 2%, and 50% on the next 4%, of the employee contributions. Employer contributions and related expenses were $4.7 million, $4.5 million, and $4.4 million for the years ended December 31, 2013, 2012, and 2011, respectively.

In May 2005, the Company adopted the Capella Education Company Employee Stock Purchase Plan, referred to as the ESPP. The Company has reserved an aggregate of 0.5 million shares of its common stock for issuance under the ESPP. The ESPP permits eligible employees to utilize up to 10% of their salary to purchase the Company’s common stock at a price of no less than 85% of the fair market value per share of the Company’s common stock at the beginning or the end of the relevant offering period, whichever is less. The compensation committee of the Board of Directors will administer the ESPP. The Company had not implemented this plan as of December 31, 2013.

16. Quarterly Financial Summary (Unaudited)

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

	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
2013
Revenues	$105,242	$103,693	$100,703	$105,985	$415,623
Operating income	15,175	17,465	10,510	16,727	59,877
Net income attributable to Capella Education Company	8,755	10,422	6,010	10,016	35,203
Net income attributable to Capella Education Company per common share:
Basic	$0.71	$0.84	$0.48	$0.81	$2.84
Diluted	$0.70	$0.83	$0.48	$0.79	$2.80
Cash dividend declared per common share	$—	$—	$—	$0.35	$0.35

2012
Revenues	$109,400	$106,180	$99,309	$107,001	$421,890
Operating income	17,937	18,056	8,283	15,107	59,383
Net income attributable to Capella Education Company	11,293	11,412	5,123	8,649	36,477
Net income attributable to Capella Education Company per common share:
Basic	$0.82	$0.85	$0.39	$0.69	$2.77
Diluted	$0.82	$0.85	$0.39	$0.68	$2.76
Cash dividend declared per common share	$—	$—	$—	$—	$—

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013. In conducting its evaluation, our management used the criteria set forth by the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.
Our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Capella Education Company

We have audited Capella Education Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Capella Education Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Capella Education Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capella Education Company as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Capella Education Company, and our report dated February 20, 2014, expressed an unqualified opinion thereon.

 /s/ ERNST & YOUNG LLP

Minneapolis, Minnesota
February 20, 2014

Item 9B.	Other Information
None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the 2013 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2013. Except for those portions specifically incorporated in this Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10.	Directors, Executive Officers, and Corporate Governance

Executive Officers of the Registrant
Set forth below is certain information concerning our executive officers and persons chosen to become executive officers:

Name	Age	Position
Sally B. Chial	53	Senior Vice President, Human Resources
J. Kevin Gilligan	59	Chief Executive Officer
Scott L. Kinney	52	President, Capella University
Steven L. Polacek	54	Senior Vice President and Chief Financial Officer
Gregory W. Thom	57	Senior Vice President, General Counsel and Secretary
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
Scott L. Kinney joined our company in January 2012 as Capella University President. Prior to joining Capella, he served as president of West Education Group at Thomson Reuters Corporation from 2010 until 2011. Previously, Mr. Kinney served as president of FindLaw at Thomson Reuters Corporation from 2004 to 2007. Prior to that, he was an executive vice president at CBS MarketWatch from 1998 until 2004 and worked at The Boston Consulting Group from 1989 until 1998. Mr. Kinney earned an A.B. from Dartmouth College and an M.B.A. from the Stanford University Graduate School of Business.
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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011
Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
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
Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2011.
3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 11, 2006.
3.2	Second Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2008.
4.1	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 19, 2006.
10.1*	Capella Education Company 2005 Stock Incentive Plan as amended.	Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 3, 2005.
10.2*	Forms of Option Agreements for the Capella Education Company 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.
10.3*	Form of Restricted Stock Agreement for the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
10.4*	Form of Restricted Stock Unit Agreement (Employee) under the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2009.
10.5*	Form of Restricted Stock Unit Agreement (Non-Employee Director) under the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2009.

Exhibit Number	Description	Method of Filing
10.6*	Capella Education Company 1999 Stock Option Plan, as amended.	Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
10.7*	Form of Non-Statutory Stock Option Agreement (Director) for the Capella Education Company 1999 Stock Option Plan.	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
10.8*	Form of Non-Statutory Stock Option Agreement (Employee) for the Capella Education Company 1999 Stock Option Plan.	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
10.9*	Form of Incentive Stock Option Agreement for the Capella Education Company 1999 Stock Option Plan.	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
10.10*	Capella Education Company Executive Severance Plan, as amended.	Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
10.11*	Capella Education Company Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 3, 2005.
10.12	Office Lease, dated as of February 23, 2004, by and between the Registrant and 601 Second Avenue Limited Partnership.	Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
10.13	Memorandum of Lease, dated as of March 10, 2004, by and between the Registrant and 601 Second Avenue Limited Partnership.	Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
10.14	First Amendment to Lease, dated as of May 16, 2006, by and between the Registrant and 601 Second Avenue Limited Partnership.	Incorporated by reference to Exhibit 10.36 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.
10.15	Letter Agreement, dated July 5, 2006, between the Registrant and ASB Minneapolis 225 Holdings, LLC	Incorporated by reference to Exhibit 10.37 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.
10.16	Second Amendment to Lease, dates as of March 17, 2008, by and between the Registrant and Minneapolis 225 Holdings, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
10.17	Third Amendment to Lease, dates as of June 10, 2009, by and between the Registrant and Minneapolis 225 Holdings, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
10.18	Fourth Amendment to Lease, dated as of May 14, 2010, by and between the Registrant and Minneapolis 225 Holdings, LLC.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
10.19	Fifth Amendment to Lease, dated as of August 29, 2011, by and between the Registrant and Minneapolis 225 Holdings, LLC.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
10.20*	Amendment No. 1 to Capella Education Company 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.42 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2006.
10.21*	Capella Education Company Senior Executive Severance Plan, as amended.	Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
10.22*	Employment Agreement between Capella Education Company and J. Kevin Gilligan, dated January 20, 2009.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2009.
10.23*	Capella Education Company Incentive Bonus Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

Exhibit Number	Description	Method of Filing
10.24
Credit Agreement dated September 30, 2011, among Capella Education Company, identified therein as the Borrower; Bank of America, N.A. as Administrative Agent; Merrill Lynch, Pierce, Fenner & Smith as the lead Arranger; and certain other lenders (the “Credit Agreement”).
Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
10.25*	Form of Restricted Stock Unit Agreement (Director) (for use commencing in 2012) for the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
10.26*	Form of Restricted Stock Unit Agreement (16(b) Officer) (for use commencing in 2012) for the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
10.27*	Form of Non-Statutory Stock Option Agreement (16(b) Officer) (for use commencing in 2012) for the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
10.28*	Capella Education Company Incentive Bonus Plan, as amended	Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
10.29*	2013 Form of Non-Statutory Option Agreement (Section 16(b) Officers)	Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
10.30*	Form of Market Stock Unit Agreement (Section 16(B) Officer) under the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
21	Subsidiaries of the Registrant.	Filed electronically.
23	Consent of Ernst & Young LLP.	Filed electronically.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.
EX-101.INS	XBRL Instance Document(1)	Filed electronically.
EX-101.SCH	XBRL Taxonomy Extension Schema Document(1)	Filed electronically.
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)	Filed electronically.
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)	XBRL Taxonomy Extension Definition Linkbase Document(1)
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)	Filed electronically.
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)	Filed electronically.

*	Management contract or compensatory plan or arrangement.

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

CAPELLA EDUCATION COMPANY
Schedule II—Valuation and Qualifying Accounts
Fiscal Years 2013, 2012, and 2011

	Beginning Balance	Acquisition	Additions Charged to Expense	Deductions(a)	Ending Balance
	(In thousands)
Allowance for doubtful accounts for the years ended:
December 31, 2013	$6,231	$—	$15,132	$(14,273)	$7,091
December 31, 2012	$5,789	$—	$17,310	$(16,868)	$6,231
December 31, 2011	$3,783	$776	$10,565	$(9,335)	$5,789

	Beginning Balance	Acquisition	Additions Charged to Expense (b)	Deductions	Ending Balance
	(In thousands)
Valuation allowance for the year ended:
December 31, 2013	$700	$—	$1,472	$—	$2,172
December 31, 2012	$—	$—	$700	$—	$700

(a)	Allowance for doubtful accounts deductions include write-offs of accounts receivable.

(b)	Valuation allowance addition includes establishment of and increases to valuation allowance on foreign net deferred tax assets primarily related to net operating losses.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPELLA EDUCATION COMPANY
(Registrant)
Date:	February 20, 2014	/S/ J. KEVIN GILLIGAN
J. Kevin Gilligan
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

SIGNATURES	TITLE	DATE

/s/ J. KEVIN GILLIGAN	Chairman and Chief Executive Officer (Principal Executive Officer)	February 20, 2014
J. Kevin Gilligan

/s/ STEVEN L. POLACEK	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2014
Steven L. Polacek

/s/ MICHAEL A. LINTON	Director	February 20, 2014
Michael A. Linton

/s/ MICHAEL L. LOMAX	Director	February 20, 2014
Michael L. Lomax

/s/ JODY G. MILLER	Director	February 20, 2014
Jody G. Miller

/s/ STEPHEN G. SHANK	Director	February 20, 2014
Stephen G. Shank

/s/ ANDREW M. SLAVITT	Director	February 20, 2014
Andrew M. Slavitt

/s/ DAVID W. SMITH	Director	February 20, 2014
David W. Smith

/s/ JEFFREY W. TAYLOR	Director	February 20, 2014
Jeffrey W. Taylor

/s/ DARRELL R. TUKUA	Director	February 20, 2014
Darrell R. Tukua