Form 10-Q
period 2014-03-31
CAPELLA EDUCATION CO
filed 2014-04-29
CIK 1104349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock outstanding as of April 24, 2014 was 12,292,942.

CAPELLA EDUCATION COMPANY
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CAPELLA EDUCATION COMPANY
Consolidated Balance Sheets
(In thousands, except par value)

	As of March 31, 2014	As of December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$93,555	$124,097
Marketable securities, current	27,257	18,342
Accounts receivable, net of allowance of $6,155 at March 31, 2014 and $7,091 at December 31, 2013	15,494	16,919
Prepaid expenses and other current assets	8,744	10,548
Deferred income taxes	2,868	2,846
Total current assets	147,918	172,752
Marketable securities, non-current	40,476	17,740
Property and equipment, net	39,383	39,993
Goodwill	17,042	16,969
Intangibles, net	2,377	2,795
Other assets	1,063	—
Total assets	$248,259	$250,249
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,773	$7,939
Accrued liabilities	29,465	33,164
Dividends payable	4,380	4,346
Deferred revenue	11,614	10,736
Total current liabilities	52,232	56,185
Deferred rent	3,072	3,221
Other liabilities	2,703	2,541
Deferred income taxes	5,786	6,283
Total liabilities	63,793	68,230

Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares — 100,000; Issued and Outstanding shares — 12,315 at March 31, 2014 and 12,361 at December 31, 2013	123	124
Additional paid-in capital	105,907	104,546
Accumulated other comprehensive loss	(417)	(114)
Retained earnings	78,853	77,463
Total shareholders’ equity	184,466	182,019
Total liabilities and shareholders’ equity	$248,259	$250,249

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Revenues	$105,596	$105,242
Costs and expenses:
Instructional costs and services	47,300	46,967
Marketing and promotional	25,761	25,501
Admissions advisory	6,927	6,771
General and administrative	10,465	10,828
Total costs and expenses	90,453	90,067
Operating income	15,143	15,175
Other expense, net	(342)	(200)
Income before income taxes	14,801	14,975
Income tax expense	5,984	6,220
Net income	$8,817	$8,755
Net income per common share:
Basic	$0.71	$0.71
Diluted	$0.70	$0.70
Weighted average number of common shares outstanding:
Basic	12,342	12,393
Diluted	12,612	12,478
Cash dividend declared per common share	$0.35	$—

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Net income	$8,817	$8,755
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(276)	111
Unrealized gains (losses) on available for sale securities, net of tax	(27)	3
Comprehensive income	$8,514	$8,869

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Operating activities
Net income	$8,817	$8,755
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	3,509	3,721
Depreciation and amortization	6,168	7,130
Amortization of investment discount/premium	328	116
Impairment of property and equipment	160	77
Loss on disposal of property and equipment	64	—
Share-based compensation	1,447	1,582
Excess tax benefits from share-based compensation	(74)	(4)
Deferred income taxes	(482)	(440)
Changes in operating assets and liabilities:
Accounts receivable	(2,049)	(4,517)
Prepaid expenses and other current assets	(358)	1,860
Accounts payable and accrued liabilities	(4,025)	(233)
Income taxes payable	1,347	424
Deferred rent	(149)	(589)
Deferred revenue	781	261
Net cash provided by operating activities	15,484	18,143
Investing activities
Capital expenditures	(5,835)	(5,600)
Investment in partnership interest	(1,063)	—
Purchases of marketable securities	(34,821)	(6,582)
Maturities of marketable securities	2,800	6,385
Net cash used in investing activities	(38,919)	(5,797)
Financing activities
Excess tax benefits from share-based compensation	74	4
Net proceeds from exercise of stock options	358	71
Payment of dividends	(4,326)	—
Repurchases of common stock	(3,203)	(132)
Net cash used in financing activities	(7,097)	(57)
Effect of foreign exchange rates on cash	(10)	(25)
Net increase (decrease) in cash and cash equivalents	(30,542)	12,264
Cash and cash equivalents at beginning of period	124,097	93,220
Cash and cash equivalents at end of period	$93,555	$105,484
Supplemental disclosures of cash flow information
Income taxes paid	$5,342	$6,243
Noncash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$311	$210
Declaration of cash dividend to be paid	$4,382	$—
Repurchases of common stock included in accrued liabilities	$318	$—

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

Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company's consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes included in its Annual Report on Form
10-K for the fiscal year ended December 31, 2013 (2013 Annual Report on Form 10-K).

Certain reclassifications have been made to the accrued liabilities table as of December 31, 2013 in Note 7 to align with current reporting methods.

Refer to the Company’s “Summary of Significant Accounting Policies” footnote included within the 2013 Annual Report on Form 10-K for a complete summary of the Company’s significant accounting policies.

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

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters. This update addresses diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investments in a foreign entity. In addition, the standard addresses diversity in practice for the treatment of business combinations achieved in stages involving a foreign entity. The guidance was effective for the Company's interim and annual reporting periods beginning January 1, 2014, and applied prospectively. The adoption of this guidance did not have a material impact on the Company's financial condition, results of operations, or disclosures

The Company has reviewed and considered all other recent accounting pronouncements and believes there are none that could potentially have a material impact on its financial condition, results of operations, or disclosures.

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
The following table presents a reconciliation of the numerator and denominator in the basic and diluted net income per common share calculation, in thousands, except per share data:

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income	$8,817	$8,755
Denominator:
Denominator for basic net income per common share— weighted average shares outstanding	12,342	12,393
Effect of dilutive stock options, restricted stock, and market stock units	270	85
Denominator for diluted net income per common share— weighted average shares outstanding	12,612	12,478
Basic net income per common share	$0.71	$0.71
Diluted net income per common share	$0.70	$0.70
Options to purchase 0.2 million and 0.7 million common shares were outstanding, but not included in the computation of diluted net income per common share in the three months ended March 31, 2014 and 2013, respectively, because their effect would be antidilutive.

5. Marketable Securities

The following is a summary of available-for-sale securities, in thousands:

	As of March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$58,484	$53	$(52)	$58,485
Corporate debt securities	9,246	4	(2)	9,248
Total	$67,730	$57	$(54)	$67,733

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$30,422	$46	$—	$30,468
Corporate debt securities	5,615	3	(4)	$5,614
Total	$36,037	$49	$(4)	$36,082

The unrealized gains and losses on the Company’s investments in municipal and corporate debt securities as of March 31, 2014 and December 31, 2013 were caused by changes in market values primarily due to interest rate changes. All of the Company's securities in an unrealized loss position as of March 31, 2014 had been in an unrealized loss position for less than twelve months. The Company intends to hold these securities until maturity and the possibility that the Company will be required to sell these securities prior to the recovery of their amortized cost basis is remote. No other-than-temporary impairment charges were recorded during the three months ended March 31, 2014 and 2013.
The following table summarizes the remaining contractual maturities of the Company’s marketable securities, in thousands:

	As of March 31, 2014	As of December 31, 2013
Due within one year	$27,257	$18,342
Due after one year through five years	40,476	17,740
Total	$67,733	$36,082

The following table summarizes the proceeds from the maturities of available-for-sale securities, in thousands:

	Three Months Ended March 31,
	2014	2013
Maturities of marketable securities	$2,800	$6,385
Total	$2,800	$6,385

The Company did not record any gross realized gains or gross realized losses in net income during the three months ended March 31, 2014 and 2013. Additionally, there were no proceeds from sales of marketable securities prior to maturity during the three months ended March 31, 2014 and 2013.

6. Fair Value Measurements

The following tables summarize certain information for assets and liabilities measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements as of March 31, 2014 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$46,606	$46,606	$—	$—
Money market funds	44,069	44,069	—	—
Variable rate demand notes	2,880	2,880	—	—
Marketable securities:
Tax-exempt municipal securities	58,485	—	58,485	—
Corporate debt securities	9,248	—	9,248	—
Total assets at fair value on a recurring basis:	$161,288	$93,555	$67,733	$—

Liabilities:
Accrued liabilities:
RDI contingent consideration	$6,629	$—	$—	$6,629
Total liabilities at fair value on a recurring basis:	$6,629	$—	$—	$6,629

	Fair Value Measurements as of December 31, 2013 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$47,796	$47,796	$—	$—
Money market funds	57,066	57,066	—	—
Variable rate demand notes	19,235	19,235	—	—
Marketable securities:
Tax-exempt municipal securities	30,468	—	30,468	—
Corporate debt securities	$5,614	—	5,614	—
Total assets at fair value on a recurring basis:	$160,179	$124,097	$36,082	$—

Liabilities:
Other liabilities:
RDI contingent consideration	$6,304	$—	$—	$6,304
Total liabilities at fair value on a recurring basis:	$6,304	$—	$—	$6,304

The Company measures cash and cash equivalents at fair value primarily using real-time quotes for transactions in active exchange markets involving identical assets. The Company’s marketable securities are classified within Level 2 and are valued using readily available pricing sources for comparable instruments utilizing market observable inputs. The Company does not hold securities in inactive markets. The Company did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2014 and 2013.

Level 3 Measurements

RDI Contingent Consideration

In connection with the acquisition of RDI, the Company is required to make an additional payment to the former shareholders of RDI when RDI is awarded Taught Degree Awarding Powers (TDAP) by the British government. Refer to Note 12 of the Company's 2013 Annual Report on Form 10-K for additional details regarding the acquisition of RDI. As the contingent consideration is classified as a liability, ASC 805 Business Combinations (ASC 805) requires that the Company re-measure the liability at fair value at each reporting date until it is extinguished. The Company classifies the RDI contingent consideration liability within Level 3 of the fair value measurement hierarchy as its fair value is determined using inputs not readily observable in the market.

On April 14, 2014, RDI received notice from the British government that it had successfully been awarded TDAP. TDAP will enable RDI to independently validate its own degrees going forward under the auspices of the Quality Assurance Agency, a government body that reviews the standards and quality of all UK universities. Pursuant to the terms of the acquisition agreement, the Company will make an additional payment of £4.0 million to the former shareholders of RDI on or before May 14, 2014.

The fair value of the RDI contingent consideration liability as of March 31, 2014 was determined using the discounted cash flow approach. The Company calculated the present value of the probability-weighted expected cash flows using estimates of the timing and probability of RDI being awarded TDAP. The discount rate reflects the risk of a market participant who holds the corresponding asset. To estimate the discount rate, the Company considered the weighted average cost of capital of the business risk associated with RDI being awarded TDAP. The discount rate was then adjusted to incorporate a risk-free rate and costs of debt for a term commensurate with the term in which the contingent consideration payment is expected to be made, as well as the low probability risk of the contingent consideration payments not being made.

The fair value measurement of the RDI contingent consideration encompasses the following significant unobservable inputs:

Unobservable Inputs	Range
Weighted average cost of capital	5%
Timing of cash flows	0 - 1 month
Probability of TDAP achievement	100%

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

The following table presents a reconciliation of the fair value of the RDI contingent consideration, in thousands:

	Three Months Ended March 31,
	2014	2013
Balance, beginning of period	$6,304	$6,252
Increase in RDI contingent consideration liability	325	54
Balance, end of period	$6,629	$6,306

The change in the fair value of the RDI contingent consideration liability was recorded in other expense, net in the consolidated statements of income during the three months ended March 31, 2014 and 2013. The fair value of the RDI contingent consideration liability was recorded in accrued liabilities in the consolidated balance sheets at March 31, 2014 and December 31, 2013.

7. Accrued Liabilities

Accrued liabilities consist of the following, in thousands:

	As of March 31, 2014	As of December 31, 2013
Accrued compensation and benefits	$5,645	$10,333
Accrued instructional	4,650	5,043
Accrued vacation	1,595	1,040
Accrued invoices	7,178	7,240
RDI contingent consideration	6,629	6,304
Other	3,768	3,204
Total	$29,465	$33,164

8. Commitments and Contingencies

Operating Leases
The Company leases its office facilities and certain office equipment under various noncancelable operating leases. Effective August 29, 2011, the Company entered into an amendment of its lease with Minneapolis 225 Holdings, LLC pursuant to which the Company renewed and extended its existing lease for premises at 225 South Sixth Street in Minneapolis, Minnesota through October 31, 2018. Renewal terms under this lease allow the Company to extend the lease for up to two additional five-year terms.

On April 3, 2014, the Company accepted notice to activate an amendment to this lease. Pursuant to the amendment, on or before July 3, 2014, the Company will return 54,940 square feet of its currently leased space of 426,165 square feet. Employees located in this area will be relocated to other areas within the Company's remaining space. The Company anticipates recording a charge of approximately $2.5 million during the quarter ending June 30, 2014 in connection with this amendment. The Company anticipates expense savings of approximately $7.0 million through October 31, 2018, with approximately $0.8 million of those savings expected in the second half of 2014. The table below does not reflect the impact of the lease amendment entered into subsequent to the end of the reporting period.

The following presents the Company's future minimum lease commitments as of March 31, 2014, in thousands:

2014	$5,029
2015	6,805
2016	6,695
2017	6,692
2018	5,596
2019 and thereafter	—
Total	$30,817

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

Borrowings under the Credit Agreement bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus an applicable rate of 1.75% to 2.25% based on the Company’s consolidated leverage ratio or, at the Company’s option, an alternative base rate (defined as the higher of (a) the federal funds rate plus 0.5%; (b) Bank of America’s prime rate; or (c) the one-month LIBOR plus 1.0%) plus an applicable rate of 0.75% to 1.25% based on the Company’s consolidated leverage ratio. The Credit Agreement requires payment of a commitment fee, based on the Company’s consolidated leverage ratio, charged on the unused credit facility. The Company recorded commitment fee expenses of $0.1 million and $0.1 million in other expense, net, for the three months ended March 31, 2014 and 2013, respectively. Outstanding letters of credit are also charged a fee, based on the Company’s consolidated leverage ratio. The Company capitalized approximately $0.5 million of debt issuance costs related to the credit facility, which are being amortized on a straight-line basis over a period of five years. Interest expense for the amortization of debt issuance costs is recorded in other expense, net.

The Credit Agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Failure to comply with the covenants contained in the Credit Agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. As of March 31, 2014, there were no borrowings under the credit facility, and the Company was in compliance with all debt covenants.

Litigation
In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, claims involving learners or graduates and routine employment matters. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of March 31, 2014 that are probable or estimable, for which the outcome could have a material adverse impact on its consolidated financial position or results of operations.

9. Share Repurchase Program and Dividends

Share Repurchase Program
The Company announced its current share repurchase program in July 2008. The Board of Directors authorizes repurchases of outstanding shares of common stock from time to time depending on market conditions and other considerations. A summary of the Company’s comprehensive share repurchase activity from the program's commencement through March 31, 2014, all of which was part of its publicly announced program, is presented below, in thousands:

Board authorizations:
July 2008	$60,000
August 2010	60,662
February 2011	65,000
December 2011	50,000
August 2013	50,000
Total amount authorized	285,662
Total value of shares repurchased	239,862
Residual authorization	$45,800

The following table summarizes shares repurchased, in thousands:

	Three Months Ended March 31,
	2014	2013
Shares repurchased	56	4
Total consideration, excluding commissions	$3,519	$132

As of March 31, 2014, the Company had purchased an aggregate of 5.4 million shares under the program’s outstanding authorizations at an average price per share of $44.27 totaling $239.9 million.

Dividends
During the three months ended March 31, 2014, the Company declared the following cash dividends, presented below in thousands except per share amounts:

Declaration Date	Record Date	Payment Date	Dividend per Share	Total Dividend Amount
February 20, 2014	March 26, 2014	April 10, 2014	$0.35	$4,382

The dividend of $0.35 per outstanding share of common stock declared on February 20, 2014 was recorded as a reduction to retained earnings. Of the total dividend amount, $4.4 million is attributable to shares of common stock outstanding as of the record date and restricted stock units expected to vest in the next twelve months. This amount is classified as dividends payable in the Company's consolidated balance sheets as of March 31, 2014. The remaining balance is attributable to restricted stock units expected to vest subsequent to the next twelve months and is classified as other liabilities in the Company's consolidated balance sheets as of March 31, 2014. All future dividends are subject to declaration by the Company's Board of Directors and may be adjusted due to future business needs or other factors deemed relevant by the Board of Directors.

There were no dividends declared or paid during the three months ended March 31, 2013.

10. Share-Based Compensation

The table below reflects the Company’s stock-based compensation expense recognized in the consolidated statements of income for the three months ended March 31, 2014 and 2013, in thousands:

	Three Months Ended March 31,
	2014	2013
Instructional costs and services	$248	$467
Marketing and promotional	93	149
Admissions advisory	14	16
General and administrative	1,092	950
Share-based compensation expense included in operating income	1,447	1,582
Tax benefit from share-based compensation expense	514	585
Share-based compensation expense, net of tax	$933	$997

11. Acquisitions and Other Investments
During the three months ended March 31, 2014, the Company made a cost method investment in a limited partnership in the amount of $1.1 million, with a commitment to invest up to an additional $3.9 million over the next ten years. The partnership invests in innovative companies in the health care field. The Company's investment comprises less than 3.0% of the total partnership interest and is classified as other assets in the consolidated balance sheets as of March 31, 2014.

12. Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss, in thousands:

	Foreign Currency Translation Loss	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Loss (1)
Beginning balance, December 31, 2013	$(142)	$28	$(114)
Current period change	(276)	(27)	(303)
Ending balance, March 31, 2014	$(418)	$1	$(417)

(1)	Accumulated other comprehensive loss is presented net of tax of $1 thousand and $17 thousand as of March 31, 2014 and December 31, 2013, respectively.

There were no reclassifications out of accumulated other comprehensive loss to net income for the three months ended March 31, 2014 and 2013.

13. Regulatory Supervision and Oversight

Political and budgetary concerns significantly affect the Title IV Programs. Congress reauthorizes the Higher Education Act (HEA) and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in August 2008. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of March 31, 2014, programs in which the University's learners participate are operative and sufficiently funded.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated in our subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this or other Quarterly Reports on Form 10-Q. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC.

Executive Overview
We are an online postsecondary education services company. As of March 31, 2014, our wholly owned subsidiaries included the following:

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

•
Piloting and implementing programs such as assessments and orientations to create personalized pathways for different learner groups which focus on transitioning learners into the online environment, creating a supportive community, and providing a proactive support structure;

•	Providing timely and clear information to our learners, faculty, advisors and staff to help learners persist and successfully complete their programs;

•	Optimizing our marketing approaches to increase emphasis on attracting learners who are more likely to persist in our programs;

•
Promoting affordability and encouraging learners to remain enrolled by offering learner success grants to new learners who meet admissions requirements, enroll, and apply within certain timeframes; and,

•
Diversifying outside of Capella University by creating innovative new learning technologies that have potential to increase affordability, and better serve the life-long learning needs of working adult professionals and therefore increase learner success. Such efforts include assessments and required orientation programs for substantially all new learners.

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

•
New enrollment and persistence. New enrollment is an important indicator of revenue growth and Company profitability. Overall, new enrollments grew approximately 2.6 percent in the first quarter of 2014 compared to 7.8 percent in the same period in 2013. New enrollment is calculated from the last day a new learner can drop a course without financial penalty. New enrollment growth in 2014 was led by our master's programs. Although new enrollment growth is an important metric, the combination of new enrollment and persistence are key drivers for total enrollment and revenue performance. We are building a sustainable business model focused on total enrollment growth.

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

Our comprehensive marketing strategy is designed to produce long-term efficiencies and increase our ability to attract high-quality learners on a long-term sustainable basis. However, some of these initiatives may adversely impact our new enrollment, revenues, and operating margins for a period of time as we pursue improved long-term results.

•
Establishing new growth platforms. We seek to drive long-term growth that is an extension of our core competencies into new and expanded markets. This may result in increased new business development costs focused on researching, identifying, and cultivating these new market opportunities.

We received approval to offer a new learning model called FlexPath in 2013. This new learning model allows learners to complete coursework at their own pace throughout each quarter and complete activities to demonstrate specific competencies by the end of the quarter. This offering is unique in that Capella University is the only institution with approval from The Higher Learning Commission and the Department of Education to offer programs at the undergraduate and graduate level. This allows learners enrolled in FlexPath to apply for federal financial aid. We believe this direct assessment model provides an opportunity to expand our served market and drive affordability through lower tuition costs, time to completion, and flexibility. However, we are currently offering only two programs, the Master's of Business Administration and the Bachelor's in Business Administration. Our goal is to make sure learners have the right experience and that we understand what our learners need to succeed. We therefore don’t expect FlexPath to be a significant business driver in the near-term. On April 24, 2014 we introduced four additional FlexPath programs that have not yet received approval by the Department of Education, the Bachelor’s and Master’s in Information Technology and the Bachelor’s and Master’s in Psychology.

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

•
Current market and regulatory environment. The market conditions remain challenging and competition is strong; however, we continue to focus on attracting the right learners and learner success. We believe our initiatives to improve learner success through innovation will position us to continue to be a leader in the online postsecondary education market. Additionally, we are working to even more closely align with employers. Developments in the federal regulatory environment impact us as well, including the upcoming reauthorization of the Higher Education Act of 1965, as amended, and the current Department of Education rulemaking processes. Many states have also become more active in regulating on-line education, especially regarding approval to operate requirements, and enforcement of consumer protection laws by state attorneys general, especially with proprietary institutions. While we have a strong track record of regulatory compliance, such actions, even if not directed at Capella University, may make our operating environment more challenging.

•
Lease amendment. On April 3, 2014, the Company accepted notice to activate an amendment to our current lease for our premises at 225 South Sixth Street in Minneapolis, Minnesota. Pursuant to the amendment, on or before July 3, 2014, we will return 54,940 square feet of our currently leased space of 426,165 square feet. We anticipate recording a charge of approximately $2.5 million during the quarter ending June 30, 2014, in connection with this amendment. We anticipate expense savings of approximately $7.0 million through October 31, 2018, with approximately $0.8 million of those savings expected in the second half of 2014.

Regulatory Environment
The following summarizes significant regulatory matters applicable to our business. For a more detailed discussion of the regulatory environment and related risks, refer to Part 2, Item 7, Key Trends, Developments and Challenges, and Regulatory Environment in our 2013 Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

•
Recent legislation. On August 9, 2013, Congress passed legislation that ties interest rates on Title IV loans to the rate paid on US Treasury bonds. Interest rates are set every July 1 for loans taken out from July 1 to June 30 of the following year. For the current award year, the rate decreased as compared to the rates previously in effect.

•
Gainful Employment. The Department of Education published a Notice of Proposed Rulemaking on March 25, 2014. The proposed rule applies to all Gainful Employment (GE) programs, which include non-degree programs at public and private non-profit institutions, and all programs offered by for-profit institutions. The proposed rule is similar to the draft language last discussed at the third negotiated rulemaking committee session in December 2013. The rule establishes two “accountability metrics” that GE programs must satisfy in order to remain eligible for Title IV federal student aid, specifically debt to earnings (DTE) ratios and programmatic cohort default rate (pCDR) thresholds. Unlike the accountability metrics in the Department of Education’s previous GE rule, the accountability metrics under the Department of Education's current proposal operate independently from one another. Consequently, in order for a GE program to maintain its Title IV eligibility under the proposed rule, it must satisfy both the DTE and pCDR requirements. The proposed rule also requires institutions to provide certifications regarding a GE program’s satisfaction of programmatic accreditation and state licensure requirements. Additionally, the proposed rule includes requirements for the reporting of student and program data by institutions to the Department of Education, and expands the disclosure requirements that have been in effect since July 1, 2011. The rule further makes other conforming and technical revisions to the Title IV program participation agreement and related regulations.

The rule is now open for public comment through May 25, 2014. The Department of Education has until November 1, 2014 to publish a final rule in order for the rule to be effective July 1, 2015. The substance of final regulations dealing with gainful employment cannot be predicted at this time.

•
Current negotiated rulemaking. On November 20, 2013, the Department of Education announced another round of negotiated rulemaking to focus on the following issues: cash management of funds provided under the Title IV Federal Student Aid programs, including the use of debit cards and the handling of title IV credit balances; state authorization for programs offered through distance education or correspondence education; state authorization for foreign locations of institutions located in a State; clock to credit hour conversion; definition of “adverse credit” for borrowers in the Federal Direct PLUS Loan Program; and application of the repeat coursework provisions to graduate and undergraduate programs. Negotiations took place February 19 through 21, March 26 through 28, and April 23 through 25, 2014. An additional session was scheduled by the Department for May 19 through 20 of 2014 to examine the remaining issues and take a consensus vote on the entire rule making package.

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

If an institution's three-year cohort default rates for the 2009 and 2010 cohorts exceed 30%, the institution may be subject to provisional certification imposing various additional requirements for participation in Title IV programs. Beginning with the three-year cohort default rate for the 2011 cohort published in September 2014, the three-year rates will be applied for purposes of measuring compliance with the requirements. If the three-year cohort default rate for the 2011 cohort exceeds 40%, the institution will cease to be eligible to participate in Title IV programs, and if the institution's three-year cohort default rate exceeds 30% for three consecutive years, beginning with the 2009 cohort, the institution will cease to be eligible to participate in Title IV programs. Capella University's three-year cohort default rates for the 2010 and 2009 cohorts are 10.9% and 9.7%, respectively. The increase is primarily due to the overall economic environment, and an increased percentage of Capella University learners enrolled in a bachelor's program, who generally have a higher default rate compared to graduate learners.

Critical Accounting Policies and Use of Estimates
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. During the three months ended March 31, 2014, there have been no significant changes to our critical accounting policies.

Results of Operations
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the three months ended March 31, 2014:

	Three Months Ended March 31,
	$ (in thousands, unaudited)		$ Change	% Change	% of Revenue
	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
Revenues	$105,596	$105,242	$354	0.3%	100.0%	100.0%	0.0%
Costs and expenses:
Instructional costs and services	47,300	46,967	333	0.7	44.8	44.6	0.2
Marketing and promotional	25,761	25,501	260	1.0	24.4	24.2	0.2
Admissions advisory	6,927	6,771	156	2.3	6.6	6.4	0.2
General and administrative	10,465	10,828	(363)	(3.4)	9.9	10.3	(0.4)
Total costs and expenses	90,453	90,067	386	0.4	85.7	85.6	0.1
Operating income	15,143	15,175	(32)	(0.2)	14.3	14.4	(0.1)
Other expense, net	(342)	(200)	(142)	71.0	(0.3)	(0.2)	(0.1)
Income before income taxes	14,801	14,975	(174)	(1.2)	14.0	14.2	(0.2)
Income tax expense	5,984	6,220	(236)	(3.8)	5.7	5.9	(0.2)
Effective tax rate	40.4%	41.5%
Net income	$8,817	$8,755	$62	0.7%	8.3%	8.3%	—%

Revenues. The increase in revenues compared to the same quarter in the prior year was primarily related to Capella University price increases and RDI enrollment growth. Capella University weighted average tuition increase in the current quarter was less than three percent and was implemented in July 2013. These increases were offset by a 1.4 percent decrease in total Capella University enrollments at March 31, 2014 compared to the same period in 2013, an increase in tuition grants and discounts to support our initiatives to improve learner success, and a larger proportion of bachelor's and certificate learners who generate less revenue per learner than our master's and doctoral learners.
Instructional costs and services expenses. Instructional costs and services expenses, and instructional costs and services expenses as a percent of revenue, increased compared to the same quarter in the prior year primarily due to increased new corporate partner development costs, increased information technology expenses as a result of an asset impairment charge, and continued investment in course development. This overall increase was partially offset by a decrease in depreciation expense as a result of our enterprise resource planning system and several other significant investments becoming fully depreciated in 2013, and improved utilization of core faculty.
Marketing and promotional expenses. Marketing and promotional expenses, and marketing and promotional expenses as a percent of revenue, increased compared to the same quarter in the prior year primarily driven by increased investments in branded online media and radio advertisements, as well as additional employee expenses due to increased headcount. The overall increase was partially offset by efficiencies gained through optimization of RDI's marketing efforts.

Admissions advisory expenses. Admissions advisory expenses, and admissions advisory expenses as a percent of revenue, increased compared to the same quarter in the prior year primarily due to increased enrollment services headcount to support higher Capella University inquiry volume.
General and administrative expenses. General and administrative expenses, and general and administrative expenses as a percent of revenue, decreased compared to the same quarter in the prior year primarily as a result of reduced headcount. These decreases were partially offset by increased leadership training expenses.
Other expense, net. Other expense, net was $0.3 million for the three months ended March 31, 2014, and $0.2 million for the three months ended March 31, 2013. The increase in expense compared to the same quarter in the prior year is primarily attributable to the impact of the change in fair value of the RDI contingent consideration liability to be paid to RDI during the quarter ending June 30, 2014 as a result of the awarding of TDAP.

Income tax expense. The decrease in our effective tax rate compared to the same quarter in the prior year was primarily driven by a decrease in foreign operating losses in the current period. We do not receive a benefit on these losses due to a full valuation allowance.

Liquidity and Capital Resources

Liquidity
We financed our operating activities and capital expenditures during the three months ended March 31, 2014 and 2013 primarily through cash provided by operating activities. Our cash and cash equivalents were $93.6 million and $124.1 million at March 31, 2014 and December 31, 2013, respectively. Our cash and cash equivalents decreased primarily due to net purchases of marketable securities, increased cash used in financing activities, and general business activities. This overall decrease in cash was partially offset by cash provided by operating activities.

On September 30, 2011, we entered into an unsecured revolving credit agreement (the Credit Agreement) with Bank of America, N.A., and certain other lenders. The Credit Agreement provides $100.0 million of borrowing capacity, with an increase option of an additional $50.0 million. The Credit Agreement term ends September 30, 2016. As of March 31, 2014, there were no borrowings under the credit facility and we were in compliance with all debt covenants.

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

On July 15, 2011, we acquired 100% of the share capital of RDI for £7.9 million (approximately $12.6 million), net of cash acquired. In connection with the agreement, we will make an additional payment of £4.0 million (approximately $6.6 million) to the former shareholders of RDI, if RDI is granted Taught Degree Awarding Power (TDAP). On April 14, 2014, RDI received notice from the British government of being awarded TDAP. Pursuant to the terms of the acquisition agreement, we will make an additional payment of £4.0 million to the former shareholders of RDI on or before May 14, 2014.

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

Operating Activities
Net cash provided by operating activities was $15.5 million and $18.1 million for the three months ended March 31, 2014 and 2013, respectively. The decrease was primarily due to the effects of changes in operating assets and liabilities, partially offset by a decrease in depreciation expense and the provision for bad debts.

Investing Activities
Net cash used in investing activities is primarily related to the purchase or maturity of investments in marketable securities and investments in property and equipment. Net cash used in investing activities was $38.9 million and $5.8 million for the three months ended March 31, 2014 and 2013, respectively.

Cash used in investing activities for the three months ended March 31, 2014 consisted primarily of purchases of marketable securities and investments in property and equipment, which were partially offset by maturities of marketable securities. Net purchases and maturities of marketable securities represented a cash outflow of $32.0 million and $0.2 million during the three months ended March 31, 2014 and 2013.

We believe the credit quality and liquidity of our investment portfolio as of March 31, 2014 is strong. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply/demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity. But even with this approach, we may incur investment losses as a result of unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Capital expenditures were $5.8 million and $5.6 million for the three months ended March 31, 2014 and 2013, respectively, which primarily consisted of investments in learner success initiatives, academic quality, foundational priorities, enhancements to our visitor center, and investments in FlexPath programs.

We lease all of our facilities. We expect to make future payments on existing leases from cash generated from operations.

Financing Activities
Net cash used in financing activities was $7.1 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively. The increase in net cash used in financing activities is primarily the result of payments of cash dividends of $4.3 million as well as higher repurchases of our common stock. In the first three months of 2014, we repurchased $3.5 million of common stock under our share repurchase program compared to $0.1 million in the first three months of 2013. Due to timing, cash payments made for shares repurchased in the first three months of 2014 were $3.2 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk
The Company has no derivative financial instruments or derivative commodity instruments, and believes the risk related to cash equivalents and marketable securities is limited due to the adherence to its investment policy, which focuses on capital preservation and liquidity. In addition, all investments must have a minimum Standard & Poor’s rating of A minus (or equivalent) by at least one agency at the purchase date. All of the Company's cash equivalents and marketable securities as of March 31, 2014 and December 31, 2013 were rated BBB+ or higher by at least one rating agency. In addition, the Company utilizes money managers who conduct initial and ongoing credit analysis on its investment portfolio to monitor and minimize the potential impact of market risk associated with its cash, cash equivalents and marketable securities. Despite the investment risk mitigation strategies the Company employs, it may incur investment losses as a result of unusual and unpredictable market developments and may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. Unusual and unpredictable market developments may also create liquidity challenges for certain assets in the Company's investment portfolio.

Interest Rate Risk
The Company manages interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates, which are tied to various market indices. The Company's future investment income may fall short of expectations due to changes in interest rates or it may suffer losses in principal if it is forced to sell securities that have declined in market value due to changes in interest rates. At March 31, 2014, a 10% increase or decrease in interest rates would not have a material impact on the Company's future earnings, fair values, or cash flows.

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

Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of March 31, 2014, in ensuring that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the “Risk Factors” section as updated in the Company's Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended March 31, 2014, the Company repurchased $3.5 million of common stock under its share repurchase program.(1) Due to timing, cash payments made for shares repurchased during the three months ended March 31, 2014 were $3.2 million. Its remaining authorization for common stock repurchases was $45.8 million at March 31, 2014. The following presents the Company's share repurchases during the quarter ended March 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
1/1/2014 to 1/31/2014	11,875	$65.72	11,875	$48,538,406
2/1/2014 to 2/28/2014	17,874	62.37	17,874	47,423,628
3/1/2014 to 3/31/2014	26,420	61.47	26,420	45,799,539
Total	56,169	62.66	56,169	45,799,539

(1)
The Company announced its current share repurchase program in July 2008. As of March 31, 2014, the Company's Board of Directors has authorized repurchases up to an aggregate amount of $285.7 million in value of common stock under the current program. The Board of Directors authorizes the Company to repurchase outstanding shares of common stock, from time to time, depending on market conditions and other considerations. There is no expiration date on the repurchase authorizations and repurchases occur at the Company's discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits
(a) Exhibits

Number	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 11, 2006.

3.2	Second Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on December 10, 2008.

4.1	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 19, 2006.

10.1	Sixth Amendment to Lease, dated as of March 24, 2014 by and between the Registrant and Minneapolis 225 Holdings, Inc.	Filed electronically.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

EX-101.INS	XBRL Instance Document(1)	Filed electronically.

EX-101.SCH	XBRL Taxonomy Extension Schema Document(1)	Filed electronically.

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)	Filed electronically.

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)	Filed electronically.

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)	Filed electronically.

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)	Filed electronically.

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
April 29, 2014
J. Kevin Gilligan Chief Executive Officer
(Principal Executive Officer)

/s/ Steven L. Polacek
April 29, 2014
Steven L. Polacek Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)