Form 10-Q
period 2014-06-30
CAPELLA EDUCATION CO
filed 2014-07-29
CIK 1104349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock outstanding as of July 24, 2014 was 12,254,016.

CAPELLA EDUCATION COMPANY
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CAPELLA EDUCATION COMPANY
Consolidated Balance Sheets
(In thousands, except par value)

	As of June 30, 2014	As of December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,455	$124,097
Marketable securities, current	35,528	18,342
Accounts receivable, net of allowance of $5,711 at June 30, 2014 and $7,091 at December 31, 2013	14,617	16,919
Prepaid expenses and other current assets	10,050	10,548
Deferred income taxes	2,892	2,846
Total current assets	151,542	172,752
Marketable securities, non-current	34,881	17,740
Property and equipment, net	39,249	39,993
Goodwill	17,089	16,969
Intangibles, net	2,239	2,795
Other assets	1,063	—
Total assets	$246,063	$250,249
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,890	$7,939
Accrued liabilities	28,048	33,164
Dividends payable	4,353	4,346
Deferred revenue	10,627	10,736
Total current liabilities	49,918	56,185
Deferred rent	2,716	3,221
Other liabilities	2,974	2,541
Deferred income taxes	5,729	6,283
Total liabilities	61,337	68,230

Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares — 100,000; Issued and Outstanding shares — 12,278 at June 30, 2014 and 12,361 at December 31, 2013	123	124
Additional paid-in capital	107,134	104,546
Accumulated other comprehensive loss	(601)	(114)
Retained earnings	78,070	77,463
Total shareholders’ equity	184,726	182,019
Total liabilities and shareholders’ equity	$246,063	$250,249

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
Revenues	$104,832	$103,693	$210,428	$208,935
Costs and expenses:
Instructional costs and services	45,530	44,900	92,830	91,867
Marketing and promotional	23,113	24,101	48,874	49,602
Admissions advisory	7,146	6,727	14,073	13,498
General and administrative	10,889	10,500	21,354	21,328
Lease amendment charges	2,690	—	2,690	—
Total costs and expenses	89,368	86,228	179,821	176,295
Operating income	15,464	17,465	30,607	32,640
Other expense, net	(171)	(25)	(513)	(225)
Income before income taxes	15,293	17,440	30,094	32,415
Income tax expense	6,249	7,018	12,233	13,238
Net income	$9,044	$10,422	$17,861	$19,177
Net income per common share:
Basic	$0.74	$0.84	$1.45	$1.55
Diluted	$0.72	$0.83	$1.42	$1.54
Weighted average number of common shares outstanding:
Basic	12,293	12,394	12,317	12,394
Diluted	12,518	12,498	12,564	12,489
Cash dividends declared per common share	$0.35	$—	$0.70	$—

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
Net income	$9,044	$10,422	$17,861	$19,177
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(228)	77	(504)	188
Unrealized gains (losses) on available for sale securities, net of tax	44	(24)	17	(21)
Comprehensive income	$8,860	$10,475	$17,374	$19,344

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2014	2013
	(Unaudited)
Operating activities
Net income	$17,861	$19,177
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	6,900	7,060
Depreciation and amortization	12,056	13,596
Amortization of investment discount/premium	817	308
Impairment of property and equipment	277	229
Loss on disposal of property and equipment	70	39
Share-based compensation	2,758	2,606
Excess tax benefits from share-based compensation	(392)	(66)
Deferred income taxes	(574)	(43)
Payment of contingent consideration	(906)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,550)	(6,044)
Prepaid expenses and other current assets	(235)	820
Accounts payable and accrued liabilities	(60)	6,189
Income taxes payable	605	(1,486)
Deferred rent	(505)	(713)
Deferred revenue	(273)	(116)
Net cash provided by operating activities	33,849	41,556
Investing activities
Capital expenditures	(10,814)	(10,310)
Investment in partnership interest	(1,063)	—
Purchases of marketable securities	(42,093)	(22,426)
Maturities of marketable securities	6,975	7,135
Net cash used in investing activities	(46,995)	(25,601)
Financing activities
Excess tax benefits from share-based compensation	392	66
Net proceeds from exercise of stock options	1,638	524
Payment of dividends	(8,659)	—
Repurchases of common stock	(9,926)	(2,137)
Payment of contingent consideration	(5,945)	—
Net cash used in financing activities	(22,500)	(1,547)
Effect of foreign exchange rates on cash	4	(47)
Net increase (decrease) in cash and cash equivalents	(35,642)	14,361
Cash and cash equivalents at beginning of period	124,097	93,220
Cash and cash equivalents at end of period	$88,455	$107,581
Supplemental disclosures of cash flow information
Income taxes paid	$12,539	$14,770
Noncash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$1,988	$207
Declaration of cash dividend to be paid	$4,354	$—

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Notes to Consolidated Financial Statements
(Unaudited)

1. Nature of Business

Capella Education Company (the Company) was incorporated on December 27, 1991, and is the parent company of its wholly owned subsidiaries, Capella University (the University), Resource Development International Limited (RDI), Sophia Learning, LLC (Sophia), and Capella Learning Solutions (CLS). The University, founded in 1993, is an online postsecondary education services company offering a variety of bachelor's, master's and doctoral degree programs primarily delivered to working adults. The University is accredited by The Higher Learning Commission and is a member of the North Central Association of Colleges and Schools. In 2011, the Company acquired RDI, which is an independent provider of United Kingdom (UK) university distance learning qualifications and markets, develops and delivers programs worldwide via its offices and partners across Asia, North America, Africa and Europe. Sophia provides a social teaching and learning platform that integrates education with technology. On April 16, 2012, the Company acquired the remaining interest in Sophia which is now a wholly owned subsidiary as of that date. CLS is a subsidiary created in 2013 that provides online training solutions and services to corporate partners which are delivered through Capella's online learning platform. With the Company's focus on academic quality in an online delivery format, it has one reporting segment.

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

3. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which is included in Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that creates a single source of revenue guidance for all companies in all industries. The model is more principles-based than current guidance, and is primarily based on recognizing revenue at an amount that reflects consideration to which the entity expects to be entitled to in exchange for transferring goods or services to a customer. The guidance will be effective for the Company's interim and annual reporting periods beginning January 1, 2017. The standard allows the Company to transition to the new model using either a full or modified retrospective approach, and early adoption is not permitted. The Company is currently evaluating the impact this standard will have on its business practices, financial condition, results of operations, and disclosures.

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

4. Net Income per Common Share

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Dilutive shares are computed using the Treasury Stock method and include the incremental effect of shares that would be issued upon the assumed exercise of stock options, settlement of restricted stock, and satisfaction of service conditions for market stock units.
The following table presents a reconciliation of the numerator and denominator in the basic and diluted net income per common share calculation, in thousands, except per share data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income	$9,044	$10,422	$17,861	$19,177
Denominator:
Denominator for basic net income per common share— weighted average shares outstanding	12,293	12,394	12,317	12,394
Effect of dilutive stock options, restricted stock, and market stock units	225	104	247	95
Denominator for diluted net income per common share— weighted average shares outstanding	12,518	12,498	12,564	12,489
Basic net income per common share	$0.74	$0.84	$1.45	$1.55
Diluted net income per common share	$0.72	$0.83	$1.42	$1.54

Options to purchase common shares were outstanding, but not included in the computation of diluted net income per common share, because their effect would be anti-dilutive. The following table summarizes these securities, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Anti-dilutive securities excluded from diluted earnings per share calculation	239	718	204	692

5. Marketable Securities

The following is a summary of available-for-sale securities, in thousands:

	As of June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$60,853	$70	$(6)	$60,917
Corporate debt securities	9,485	7	—	9,492
Total	$70,338	$77	$(6)	$70,409

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$30,422	$46	$—	$30,468
Corporate debt securities	5,615	3	(4)	$5,614
Total	$36,037	$49	$(4)	$36,082

The unrealized gains and losses on the Company’s investments in municipal and corporate debt securities as of June 30, 2014 and December 31, 2013 were caused by changes in market values primarily due to interest rate changes. All of the Company's securities in an unrealized loss position as of June 30, 2014 had been in an unrealized loss position for less than twelve months. The Company intends to hold these securities until maturity and the possibility that the Company will be required to sell these securities prior to the recovery of their amortized cost basis is remote. No other-than-temporary impairment charges were recorded during the three and six months ended June 30, 2014 and 2013.
The following table summarizes the remaining contractual maturities of the Company’s marketable securities, in thousands:

	As of June 30, 2014	As of December 31, 2013
Due within one year	$35,528	$18,342
Due after one year through five years	34,881	17,740
Total	$70,409	$36,082

The following table summarizes the proceeds from the maturities of available-for-sale securities, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Maturities of marketable securities	$4,175	$750	$6,975	$7,135
Total	$4,175	$750	$6,975	$7,135

The Company did not record any gross realized gains or gross realized losses in net income during the three and six months ended June 30, 2014 and 2013. Additionally, there were no proceeds from sales of marketable securities prior to maturity during the three and six months ended June 30, 2014 and 2013.

6. Fair Value Measurements

The following tables summarize certain information for assets and liabilities measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements as of June 30, 2014 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$56,668	$56,668	$—	$—
Money market funds	28,907	28,907	—	—
Variable rate demand notes	2,880	2,880	—	—
Marketable securities:
Tax-exempt municipal securities	60,917	—	60,917	—
Corporate debt securities	9,492	—	9,492	—
Total assets at fair value on a recurring basis:	$158,864	$88,455	$70,409	$—

	Fair Value Measurements as of December 31, 2013 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$47,796	$47,796	$—	$—
Money market funds	57,066	57,066	—	—
Variable rate demand notes	19,235	19,235	—	—
Marketable securities:
Tax-exempt municipal securities	30,468	—	30,468	—
Corporate debt securities	$5,614	—	5,614	—
Total assets at fair value on a recurring basis:	$160,179	$124,097	$36,082	$—

Liabilities:
Accrued liabilities:
RDI contingent consideration	$6,304	$—	$—	$6,304
Total liabilities at fair value on a recurring basis:	$6,304	$—	$—	$6,304

The Company measures cash and cash equivalents at fair value primarily using real-time quotes for transactions in active exchange markets involving identical assets. The Company’s marketable securities are classified within Level 2 and are valued using readily available pricing sources for comparable instruments utilizing market observable inputs. The Company does not hold securities in inactive markets. The Company did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three and six months ended June 30, 2014 and 2013.

The Company did not have any liabilities requiring fair value measurement as of June 30, 2014.

Level 3 Measurements

RDI Contingent Consideration

In connection with the acquisition of RDI, the Company was required to make an additional payment to the former shareholders of RDI when RDI was awarded Taught Degree Awarding Powers (TDAP) by the British government. Refer to Note 12 of the Company's 2013 Annual Report on Form 10-K for additional details regarding the acquisition of RDI.

On April 14, 2014, RDI received notice from the British government that it had successfully been awarded TDAP. TDAP will enable RDI to independently validate its own degrees going forward under the auspices of the Quality Assurance Agency, a government body that reviews the standards and quality of all UK universities. Pursuant to the terms of the acquisition agreement in 2011, the Company made an additional payment of £4.0 million (approximately $6.9 million) to the former shareholders of RDI on May 12, 2014.

Prior to payment, the contingent consideration was classified as a liability under ASC 805 Business Combinations (ASC 805), which required the Company to re-measure the liability at fair value at each reporting date until it was extinguished. The Company classified the RDI contingent consideration liability within Level 3 of the fair value measurement hierarchy as its fair value was determined using inputs not readily observable in the market.

The following table presents a reconciliation of the fair value of the RDI contingent consideration, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance, beginning of period	$6,629	$6,306	$6,304	$6,252
Increase (decrease) in RDI contingent consideration liability	222	(120)	547	(66)
Payment of RDI contingent consideration liability	(6,851)	—	(6,851)	—
Balance, end of period	$—	$6,186	$—	$6,186

The change in the fair value of the RDI contingent consideration liability was recorded in other expense, net in the consolidated statements of income during the three and six months ended June 30, 2014 and 2013. The fair value of the RDI contingent consideration liability was recorded as accrued liabilities in the consolidated balance sheet at December 31, 2013.

The cash payment made to settle the RDI contingent consideration liability is recorded as cash used in operating activities and cash used in financing activities in the consolidated statement of cash flows during the six months ended June 30, 2014. The portion of the payment recorded as cash used in operating activities represents the accumulated change in fair value of the contingent consideration liability between the acquisition date of July 15, 2011 and the payment date of May 12, 2014, and the portion of the payment recorded as financing activities represents the initial fair value of the liability recorded at the July 15, 2011 acquisition date.

7. Accrued Liabilities

Accrued liabilities consist of the following, in thousands:

	As of June 30, 2014	As of December 31, 2013
Accrued compensation and benefits	$9,113	$10,333
Accrued instructional	5,166	5,043
Accrued vacation	1,974	1,040
Accrued invoices	6,206	7,240
RDI contingent consideration	—	6,304
Lease amendment	2,885	—
Other	2,704	3,204
Total	$28,048	$33,164

On April 3, 2014, the Company accepted notice to activate an amendment to its lease with Minneapolis 225 Holdings, LLC, and also consolidated certain of its other leased office space during the three months ended June 30, 2014. Refer to Note 8 for details of these arrangements. The lease amendment liability of $2.9 million represents the future contractual operating lease obligations associated with these arrangements, and is classified as accrued liabilities as of June 30, 2014.

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

On April 3, 2014, the Company accepted notice to activate an amendment to this lease. Pursuant to the amendment, in June 2014, the Company returned 54,940 square feet of its previously leased space of 426,165 square feet. Employees located in this area were relocated to other areas within the Company's remaining space. The Company recorded a charge of approximately $2.6 million during the three months ended June 30, 2014 in connection with this amendment, which is included within the lease amendment charge line item of the consolidated statements of income. The Company anticipates expense savings of approximately $7.0 million through October 31, 2018, with approximately $0.8 million of those savings expected in the second half of 2014.

The Company also consolidated certain of its other leased office space resulting in an additional charge of $0.1 million during the three months ended June 30, 2014. This amount is included within the lease amendment charge line item of the consolidated statements of income.

The following presents the Company's future minimum lease commitments as of June 30, 2014, in thousands:

2014	$3,499
2015(1)	8,146
2016	6,185
2017	6,009
2018	4,878
2019 and thereafter	—
Total	$28,717

(1) Includes $1.9 million lease termination payment related to the lease amendment.

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

Borrowings under the Credit Agreement bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus an applicable rate of 1.75% to 2.25% based on the Company’s consolidated leverage ratio or, at the Company’s option, an alternative base rate (defined as the higher of (a) the federal funds rate plus 0.5%; (b) Bank of America’s prime rate; or (c) the one-month LIBOR plus 1.0%) plus an applicable rate of 0.75% to 1.25% based on the Company’s consolidated leverage ratio. The Credit Agreement requires payment of a commitment fee, based on the Company’s consolidated leverage ratio, charged on the unused credit facility. The Company recorded commitment fee expenses of $0.1 million and $0.2 million in other expense, net, for the three months ended June 30, 2014 and 2013, and the six months ended June 30, 2014 and 2013, respectively. Outstanding letters of credit are also charged a fee, based on the Company’s consolidated leverage ratio. The Company capitalized approximately $0.5 million of debt issuance costs related to the credit facility, which are being amortized on a straight-line basis over a period of five years. Interest expense for the amortization of debt issuance costs is recorded in other expense, net.

The Credit Agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Failure to comply with the covenants contained in the Credit Agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. As of June 30, 2014, there were no borrowings under the credit facility, and the Company was in compliance with all debt covenants.

Litigation
In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, claims involving learners or graduates and routine employment matters. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of June 30, 2014 that are probable or estimable, for which the outcome could have a material adverse impact on its consolidated financial position or results of operations.

9. Share Repurchase Program and Dividends

Share Repurchase Program
The Company announced its current share repurchase program in July 2008. The Board of Directors authorizes repurchases of outstanding shares of common stock from time to time depending on market conditions and other considerations. A summary of the Company’s comprehensive share repurchase activity from the program's commencement through June 30, 2014, all of which was part of its publicly announced program, is presented below, in thousands:

Board authorizations:
July 2008	$60,000
August 2010	60,662
February 2011	65,000
December 2011	50,000
August 2013	50,000
Total amount authorized	285,662
Total value of shares repurchased	246,262
Residual authorization	$39,400

The following table summarizes shares repurchased, in thousands:

	Six Months Ended June 30,
	2014	2013
Shares repurchased	166	55
Total consideration, excluding commissions	$9,919	$2,135

As of June 30, 2014, the Company had purchased an aggregate of 5.5 million shares under the program’s outstanding authorizations at an average price per share of $44.55 totaling $246.3 million.

Dividends
During the six months ended June 30, 2014, the Company declared the following cash dividends, in thousands except per share amounts:

Declaration Date	Record Date	Payment Date	Dividend per Share	Total Dividend Amount
February 20, 2014	March 26, 2014	April 10, 2014	$0.35	$4,382
May 6, 2014	June 11, 2014	July 10, 2014	$0.35	$4,354

During the three months ended June 30, 2014, the dividend of $0.35 per outstanding share of common stock declared on May 6, 2014 was recorded as a reduction to retained earnings. Of the total dividend amount, $4.3 million is attributable to shares of common stock outstanding as of the record date and restricted stock units expected to vest in the next twelve months. This amount is classified as dividends payable in the Company's consolidated balance sheet as of June 30, 2014. The remaining balance is attributable to restricted stock units expected to vest subsequent to the next twelve months and is classified as other liabilities in the Company's consolidated balance sheet as of June 30, 2014. All future dividends are subject to declaration by the Company's Board of Directors and may be adjusted due to future business needs or other factors deemed relevant by the Board of Directors.

There were no dividends declared or paid during the three and six months ended June 30, 2013.

10. Share-Based Compensation

Share-Based Incentive Plans
On May 6, 2014, the Company implemented a stock incentive plan (the 2014 Plan) that allows for incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock awards (RSAs), stock unit awards, and other stock-based awards to be granted to employees, directors, officers, and others. The 2014 Plan authorized the issuance of 480,000 shares of the Company's common stock, plus 830,888 shares that remained available for future grants under the 2005 Stock Incentive Plan (the 2005 Plan) on the effective date of the 2014 Plan. Upon effectiveness of the 2014 Plan, no further awards will be made under the 2005 Plan. As of June 30, 2014, the maximum number of shares of common stock reserved under the 2014 Plan was approximately 1.3 million, of which 1.3 million shares were available for grant.

The Board of Directors establishes the terms and conditions of all grants, subject to the 2014 Plan and applicable provisions of the Internal Revenue Code (the Code). Under the 2014 Plan, options must be granted at an exercise price not less than the fair market value of the Company’s common stock on the grant date. The options expire on the date determined by the Board of Directors, but may not extend more than ten years from the grant date. The options generally become exercisable over a four-year period. Restricted stock units (RSUs) generally vest over a three year period. Canceled options and RSUs become available for reissuance under the 2014 Plan. Upon an exercise of stock options, the Company issues new shares.

The Company also has issued stock options under two discontinued plans (the 2005 Plan and the 1999 Plan). Stock options, restricted stock units, and market stock units issued pursuant to the 2005 Plan, and stock options issued pursuant to the 1999 Plan, are still outstanding. However, unexercised options that are canceled upon termination of employment are not available for reissuance under the 2005 or 1999 Plan.

Share-Based Compensation Expense
The table below reflects the Company’s share-based compensation expense recognized in the consolidated statements of income, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Instructional costs and services	$60	$294	$308	$761
Marketing and promotional	(46)	94	47	243
Admissions advisory	16	10	30	26
General and administrative	1,281	626	2,373	1,576
Share-based compensation expense included in operating income	1,311	1,024	2,758	2,606
Tax benefit from share-based compensation expense	325	379	839	964
Share-based compensation expense, net of tax	$986	$645	$1,919	$1,642

Effective in 2014, the Company evaluated the allocation of share-based compensation among its operating expense categories and determined reallocation of expenses related to certain executives and directors was necessary to best align with the Company's organizational structure. Prior to 2014, share-based compensation expense related to awards granted to certain executives and members of the Company's Board of Directors was allocated among all of the Company's operating expense categories. Effective in 2014, the Company is now including all share-based compensation expense related to awards granted to these individuals as general and administrative.

Additionally, during the quarter ended June 30, 2014, the Company increased its forfeiture estimate for stock-based awards based on its historical experience. Any changes in the forfeiture assumptions do not impact the total amount of expense ultimately recognized over the vesting period. Instead, different forfeiture assumptions only impact the timing of expense recognition over the vesting period. If actual forfeitures differ from management estimates, additional adjustments to compensation expense are recorded.

11. Acquisitions and Other Investments

During the six months ended June 30, 2014, the Company made a cost method investment in a limited partnership in the amount of $1.1 million, with a commitment to invest up to an additional $3.9 million over the next ten years. The partnership invests in innovative companies in the health care field. The Company's investment comprises less than 3.0% of the total partnership interest and is classified as other assets in the consolidated balance sheets as of June 30, 2014.

12. Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss, in thousands:

	Foreign Currency Translation Loss	Unrealized Gain on Marketable Securities	Accumulated Other Comprehensive Loss(1)
Beginning balance, December 31, 2013	$(142)	$28	$(114)
Current period change	(504)	17	(487)
Ending balance, June 30, 2014	$(646)	$45	$(601)

(1)	Accumulated other comprehensive loss is presented net of tax of $26 thousand and $17 thousand as of June 30, 2014 and December 31, 2013, respectively.

There were no reclassifications out of accumulated other comprehensive loss to net income for the three and six months ended June 30, 2014 and 2013.

13. Regulatory Supervision and Oversight

Political and budgetary concerns significantly affect the Title IV Programs. Congress reauthorizes the Higher Education Act (HEA) and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in August 2008. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of June 30, 2014, programs in which the University's learners participate are operative and sufficiently funded.

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

Executive Overview
We are an online postsecondary education services company. As of June 30, 2014, our wholly owned subsidiaries included the following:

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

•	Sophia Learning, LLC (Sophia) is a social teaching and learning platform that integrates education with technology.

•	Capella Learning Solutions (CLS) is a subsidiary that provides online training solutions and services to corporate partners which are delivered through Capella's online learning platform.

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

Key Trends, Developments and Challenges
The following developments and trends present opportunities, challenges and risks toward achieving our goal of providing attractive returns to our shareholders:

•
Initiatives to improve learner success. As we continue to position Capella to drive sustainable growth, we are focused on improving learner success rates particularly in the first four quarters of enrollment, while maintaining a high standard of academic quality and rigor. While certain initiatives could affect our growth and profitability in the near-term, we believe these efforts are in the best interest of our learners and over the long-term will improve learner success and lifetime revenue, which, in turn, positions us for more sustainable long-term growth. These initiatives include the following:

•
Optimizing and enhancing our actionable analytics capabilities to further leverage data, refine our models and accurately predict the likelihood of a prospective and new learner persisting to critical thresholds of success in the learner's first four quarters of enrollment;

•
Piloting, implementing, and optimizing programs such as assessments and orientations to create personalized pathways for different learner groups which focus on transitioning learners into the online environment, creating a supportive community, and providing a proactive support structure;

•	Providing timely and clear information to our learners, faculty, advisors and staff to help learners persist and successfully complete their programs;

•	Optimizing our marketing approaches to increase emphasis on attracting learners who are more likely to persist in our programs;

•
Promoting affordability and encouraging learners to persist by offering learner success grants to new learners who meet admissions requirements, enroll, apply within certain timeframes, and stay continuously enrolled; and,

•
Diversifying outside of Capella University by creating innovative new learning technologies that have potential to increase affordability, and better serve the life-long learning needs of working adult professionals and therefore increase learner success.

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

•
PhD Completion. We are focused on improving the success of our learners later in their programs at the doctoral level. We are using our analytics capabilities to understand factors impacting learner success during the comprehensive exam and dissertation portion of our PhD programs. We use this information to further identify barriers and develop solutions supporting our learners’ success. We are implementing a plan designed to provide targeted help and guidance for our current learners in the dissertation phase to complete their program or provide other options, including changing their course of study or withdrawing from their program.

•
New enrollment and persistence. New enrollment is an important indicator of revenue growth and Company profitability. Overall, new enrollments grew approximately 11 percent in the second quarter of 2014 compared to 12.7 percent in the same period in 2013. New enrollment is calculated from the last day a new learner can drop a course without financial penalty. New enrollment growth in 2014 was led by our master's programs. Although new enrollment growth is an important metric, the combination of new enrollment and persistence are key drivers for total enrollment and revenue performance. We are building a sustainable business model focused on total enrollment growth.

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

Our comprehensive marketing strategy is designed to produce long-term efficiencies and increase our ability to attract high-quality learners on a sustainable basis. While some of these initiatives may adversely impact our new enrollment, revenues, and operating margins for a period of time as we pursue improved long-term results, we believe that our return to reporting new enrollment growth against positive new enrollment growth in the prior year quarter highlights the success of this strategy.

•
Establishing new growth platforms. We seek to drive long-term growth that is an extension of our core competencies into new and expanded markets. This may result in increased new business development costs focused on researching, identifying, and cultivating these new market opportunities.

We received approval to offer a new learning model called FlexPath in 2013. This new learning model allows learners to complete coursework at their own pace throughout each quarter and complete activities to demonstrate specific competencies by the end of the quarter. This offering is unique in that Capella University is the only institution with approval from The Higher Learning Commission and the Department of Education to offer programs at the undergraduate and graduate level. This allows learners enrolled in FlexPath to apply for federal financial aid. We believe this direct assessment model provides an opportunity to expand our served market and drive affordability through lower tuition costs, reduced time to completion, and increased flexibility. Our goal is to make sure learners have the right experience and that we understand what our learners need to succeed; therefore, we don’t expect FlexPath to be a significant business driver in the near-term. Currently, we offer two Department of Education approved programs - the Master's of Business Administration and the Bachelor's of Business Administration. On April 24, 2014 we introduced four additional FlexPath programs that have not yet received approval by the Department of Education, the Bachelor’s and Master’s in Information Technology and the Bachelor’s and Master’s in Psychology.

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

•
Current market and regulatory environment. The market conditions remain challenging and competition is strong; however, we continue to focus on attracting the right learners and learner success. We believe our initiatives to improve learner success through innovation will position us to continue to be a leader in the online postsecondary education market. Additionally, we are working to even more closely align with employers. Developments in the federal regulatory environment impact us as well, including the upcoming reauthorization of the Higher Education Act of 1965, as amended, and the current Department of Education rulemaking processes. Many states have also become more active in regulating online education, especially regarding approval to operate requirements, and enforcement of consumer protection laws by state attorneys general, especially with proprietary institutions. While we have a strong track record of regulatory compliance, such actions, even if not directed at Capella University, may make our operating environment more challenging.

•
Lease amendment. On April 3, 2014, we accepted notice to activate an amendment to our current lease for our premises at 225 South Sixth Street in Minneapolis, MN. Pursuant to the amendment, in June 2014, we returned 54,940 square feet of our previously leased space of 426,165 square feet. Employees located in this area were relocated to other areas within our remaining space. We recorded a charge of approximately $2.6 million during the three months ended June 30, 2014 in connection with this amendment, which is included within the lease amendment charge line item of the consolidated statements of income. We anticipate expense savings of approximately $7.0 million through October 31, 2018, with approximately $0.8 million of those savings expected in the second half of 2014.

We also consolidated other leased office space resulting in an additional charge of $0.1 million during the quarter ended June 30, 2014. This amount is included within the lease amendment charge line item of the consolidated statements of income.

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

The rule closed for public comment on May 25, 2014. The Department of Education has until November 1, 2014 to publish a final rule in order for the rule to be effective July 1, 2015. The substance of final regulations dealing with gainful employment cannot be predicted at this time.

•
Current negotiated rulemaking. On November 20, 2013, the Department of Education announced another round of negotiated rulemaking to focus on the following issues: cash management of funds provided under the Title IV Federal Student Aid programs, including the use of debit cards and the handling of Title IV credit balances; state authorization for programs offered through distance education or correspondence education; state authorization for foreign locations of institutions located in a State; clock to credit hour conversion; definition of “adverse credit” for borrowers in the Federal Direct PLUS Loan Program; and application of the repeat coursework provisions to graduate and undergraduate programs. Negotiations took place February 19-21, March 26-28, and April 23-25, 2014. An additional session took place May 19-20, 2014 to examine the remaining issues and take a consensus vote on the entire rule making package. The Committee did not reach consensus at this session, and the development of the draft rule shifted back to the Department of Education.

•
Program Participation Agreement. Capella University's Program Participation Agreement (PPA) with the Department of Education expired on June 30, 2014. The University applied for reapproval (recertification) in March 2014, and as of July 1, 2014 it is operating on a Month to Month Fully Certified approval status. The Department of Education’s School Participation Division has informed us that it does not foresee any problems with approving the institutional PPA as Fully Certified once the Department of Education's Direct Assessment Work Group acts upon pending FlexPath programs for Title IV eligibility.

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

If an institution's three-year cohort default rates for the 2009 and 2010 cohorts exceed 30%, the institution may be subject to provisional certification imposing various additional requirements for participation in Title IV programs. Beginning with the three-year cohort default rate for the 2011 cohort published in September 2014, the three-year rates will be applied for purposes of measuring compliance with the requirements. If the three-year cohort default rate for the 2011 cohort exceeds 40%, the institution will cease to be eligible to participate in Title IV programs, and if the institution's three-year cohort default rate exceeds 30% for three consecutive years, beginning with the 2009 cohort, the institution will cease to be eligible to participate in Title IV programs. Capella University's three-year cohort default rates for the 2010 and 2009 cohorts are 10.9% and 9.7%, respectively. During the first quarter of 2014, the 2011 three-year draft cohort default rates were released by the Department of Education. Capella University's 2011 three-year draft cohort default rate is 13.1%. The increase is primarily due to the overall economic environment, and a slight increase in the percentage of Capella University learners enrolled in a bachelor's program, who generally have a higher default rate compared to graduate learners. The 2011 three-year draft rate will be finalized in September 2014.

Critical Accounting Policies and Use of Estimates
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. During the six months ended June 30, 2014, there have been no significant changes to our critical accounting policies.

Results of Operations
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the three months ended June 30, 2014:

	Three Months Ended June 30,
	$ (in thousands, unaudited)		$ Change	% Change	% of Revenue
	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
Revenues	$104,832	$103,693	$1,139	1.1%	100.0%	100.0%	0.0%
Costs and expenses:
Instructional costs and services	45,530	44,900	630	1.4	43.4	43.3	0.1
Marketing and promotional	23,113	24,101	(988)	(4.1)	22.0	23.3	(1.3)
Admissions advisory	7,146	6,727	419	6.2	6.8	6.5	0.3
General and administrative	10,889	10,500	389	3.7	10.4	10.1	0.3
Lease amendment charges	2,690	—	2,690	100.0	2.6	—	2.6
Total costs and expenses	89,368	86,228	3,140	3.6	85.2	83.2	2.0
Operating income	15,464	17,465	(2,001)	(11.5)	14.8	16.8	(2.0)
Other expense, net	(171)	(25)	(146)	584.0	(0.2)	—	(0.2)
Income before income taxes	15,293	17,440	(2,147)	(12.3)	14.6	16.8	(2.2)
Income tax expense	6,249	7,018	(769)	(11.0)	6.0	6.8	(0.8)
Effective tax rate	40.9%	40.2%
Net income	$9,044	$10,422	$(1,378)	(13.2)%	8.6%	10.0%	(1.4)%

Revenues. The increase in revenues compared to the same quarter in the prior year was primarily related to Capella University price increases and RDI enrollment growth. Capella University weighted average tuition increase in the current quarter was less than three percent and was implemented in July 2013. These increases were partially offset by a larger proportion of bachelor's and certificate learners who generate less revenue per learner than our master's and doctoral learners, and a 0.6 percent decrease in total Capella University enrollments at June 30, 2014 compared to the same period in 2013.
Instructional costs and services expenses. Instructional costs and services expenses, and instructional costs and services expenses as a percent of revenue, increased compared to the same quarter in the prior year primarily due to increased investment in our initiative to focus on coaching new learners during the first year of their academic experience and continued

investment in course development. This overall increase was partially offset by a decrease in amortization expense as a result of certain intangible assets associated with RDI becoming fully amortized in 2014 and the reallocation of share-based compensation expense related to awards granted to certain Company executives and members of its Board of Directors as general and administrative in 2014.
Marketing and promotional expenses. Marketing and promotional expenses, and marketing and promotional expenses as a percent of revenue, decreased compared to the same quarter in the prior year primarily driven by cost efficiencies gained through optimization of our Capella University and RDI marketing efforts as well as the reallocation of share-based compensation expense to general and administrative in 2014. This overall decrease was partially offset by additional employee expenses driven by increased headcount.
Admissions advisory expenses. Admissions advisory expenses, and admissions advisory expenses as a percent of revenue, increased compared to the same quarter in the prior year primarily due to increased enrollment services headcount to support higher Capella University inquiry volume.
General and administrative expenses. General and administrative expenses, and general and administrative expenses as a percent of revenue, increased compared to the same quarter in the prior year primarily as a result of the reallocation of approximately $0.5 million of share-based compensation expense from instructional costs and services and marketing and promotional in 2014.
Lease amendment charges. On April 3, 2014, we accepted notice to activate an amendment to our current lease for our premises at 225 South Sixth Street in Minneapolis, Minnesota. Pursuant to the amendment, in June 2014, we returned 54,940 square feet of our previously leased space of 426,165 square feet. We recorded a charge of $2.6 million during the quarter ended June 30, 2014 in connection with this amendment. We also consolidated other leased office space resulting in an additional charge of $0.1 million during the quarter ended June 30, 2014.
Other expense, net. Other expense, net was $0.2 million for the three months ended June 30, 2014, and $25 thousand for the three months ended June 30, 2013. The increase compared to the same quarter in the prior year is primarily attributable to the impact of the change in fair value of the RDI contingent consideration liability which was paid during the quarter ended June 30, 2014 as a result of the awarding of TDAP, and also the result of foreign currency exchange rates.

Income tax expense. The increase in our effective tax rate compared to the same quarter in the prior year was primarily driven by an increase in nondeductible expenses which were partially offset by a decrease in foreign operating losses in the current period. We do not receive a benefit on these losses due to a full valuation allowance.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the six months ended June 30, 2014:

	Six Months Ended June 30,
	$ (in thousands, unaudited)		$ Change	% Change	% of Revenue
	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
Revenues	$210,428	$208,935	$1,493	0.7%	100.0%	100.0%	0.0%
Costs and expenses:
Instructional costs and services	92,830	91,867	963	1.0	44.1	44.0	0.1
Marketing and promotional	48,874	49,602	(728)	(1.5)	23.2	23.7	(0.5)
Admissions advisory	14,073	13,498	575	4.3	6.7	6.5	0.2
General and administrative	21,354	21,328	26	0.1	10.1	10.2	(0.1)
Lease amendment charges	2,690	—	2,690	100.0	1.3	—	1.3
Total costs and expenses	179,821	176,295	3,526	2.0	85.4	84.4	1.0
Operating income	30,607	32,640	(2,033)	(6.2)	14.6	15.6	(1.0)
Other expense, net	(513)	(225)	(288)	128.0	(0.3)	(0.1)	(0.2)
Income before income taxes	30,094	32,415	(2,321)	(7.2)	14.3	15.5	(1.2)
Income tax expense	12,233	13,238	(1,005)	(7.6)	5.8	6.3	(0.5)
Effective tax rate	40.6%	40.8%
Net income	$17,861	$19,177	$(1,316)	(6.9)%	8.5%	9.2%	(0.7)%

Revenues. The increase in revenues compared to the same period in the prior year was primarily related to Capella University price increases and RDI enrollment growth. Capella University weighted average tuition increases in 2014 were less than three percent and were implemented in July 2013. The overall increase was partially offset by a decrease in total Capella University enrollments for the six months ended June 30, 2014 compared to the same period in 2013, a larger proportion of bachelor's and certificate learners who generate less revenue per learner than our master's and doctoral learners, and an increase in grants to support our initiatives to improve learner success and other discounts.
Instructional costs and services expenses. Instructional costs and services expenses, and instructional costs and services expenses as a percent of revenue, increased compared to the same period in the prior year primarily due to increased investment in our initiative to focus on coaching new learners during the first year of their academic experience, and continued investment in course development. This overall increase was partially offset by a decrease in amortization expense as a result of certain intangible assets associated with RDI becoming fully amortized in 2014 and the reallocation of share-based compensation expense related to awards granted to certain Company executives and members of its Board of Directors as general and administrative in 2014.
Marketing and promotional expenses. Marketing and promotional expenses, and marketing and promotional expenses as a percent of revenue, decreased compared to the same period in the prior year primarily driven by cost efficiencies gained through optimization of our Capella University and RDI marketing efforts, lower depreciation expense as a result of certain assets becoming fully depreciated in 2014, as well as the reallocation of share-based compensation expense to general and administrative in 2014. This overall decrease was partially offset by additional employee expenses driven by increased headcount.
Admissions advisory expenses. Admissions advisory expenses, and admissions advisory expenses as a percent of revenue, increased compared to the same period in the prior year primarily due to increased enrollment services headcount to support higher Capella University inquiry volume.
General and administrative expenses. General and administrative expenses as a percent of revenue decreased compared to the same period in the prior year primarily as a result of the prior year’s investment in our new market platforms, including delivery of a significant employer project; and reduced headcount in the current year. This decrease was partially offset by the reallocation of approximately $0.7 million of share-based compensation expense from instructional costs and services and marketing and promotional in 2014, and increased participation in monitoring and shaping government regulations.
Lease amendment charges. On April 3, 2014, we accepted notice to activate an amendment to our current lease for our premises at 225 South Sixth Street in Minneapolis, Minnesota. Pursuant to the amendment, in June 2014, we returned 54,940 square feet of our previously leased space of 426,165 square feet. We recorded a charge of $2.6 million during the quarter ended June 30, 2014 in connection with this amendment. Additionally, we consolidated other leased office space resulting in an additional charge of $0.1 million during the quarter ended June 30, 2014.
Other expense, net. Other expense, net was $0.5 million for the six months ended June 30, 2014, and $0.2 million for the six months ended June 30, 2013. The increase in expense compared to the same period in the prior year was primarily due to the change in fair value of the RDI contingent consideration liability which was paid during the quarter ended June 30, 2014 as a result of the awarding of TDAP; and also the result of foreign currency exchange rates and management fees related to our limited partnership investment.
Income tax expense. The decrease in our effective tax rate compared to the same period in the prior year was primarily driven by a decrease in foreign operating losses in the current period. We do not receive a benefit on these losses due to the establishment of a full valuation allowance.

Liquidity and Capital Resources

Liquidity
We financed our operating activities and capital expenditures during the six months ended June 30, 2014 and 2013 primarily through cash provided by operating activities. Our cash and cash equivalents were $88.5 million and $124.1 million at June 30, 2014 and December 31, 2013, respectively. Our cash and cash equivalents decreased primarily due to net purchases of marketable securities, increased cash used in financing activities for repurchases of common stock, the payment of dividends, payment of the contingent consideration liability to RDI as a result of achievement of TDAP, and general business activities. This overall decrease in cash was partially offset by cash provided by operating activities.

On September 30, 2011, we entered into an unsecured revolving credit agreement (the Credit Agreement) with Bank of America, N.A., and certain other lenders. The Credit Agreement provides $100.0 million of borrowing capacity, with an increase option of an additional $50.0 million. The Credit Agreement term ends September 30, 2016. As of June 30, 2014, there were no borrowings under the credit facility and we were in compliance with all debt covenants.

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

On July 15, 2011, we acquired 100% of the share capital of RDI for £7.9 million (approximately $12.6 million), net of cash acquired. In connection with the agreement, we were required to make an additional payment of £4.0 million to the former shareholders of RDI when RDI was granted Taught Degree Awarding Power (TDAP). On April 14, 2014, RDI received notice from the British government of being awarded TDAP. Pursuant to the terms of the acquisition agreement, upon achievement of TDAP on May 12, 2014, we made an additional payment of £4.0 million (approximately $6.9 million) to the former shareholders of RDI.

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

Operating Activities
Net cash provided by operating activities was $33.8 million and $41.6 million for the six months ended June 30, 2014 and 2013, respectively. The decrease was primarily due to the effects of changes in operating assets and liabilities, a decrease in depreciation and amortization expense, the accumulated change in fair value of the RDI contingent consideration liability paid to the former shareholders of RDI upon achievement of TDAP, and the impact of deferred income taxes.

Investing Activities
Net cash used in investing activities is primarily related to the purchase or maturity of investments in marketable securities and investments in property and equipment. Net cash used in investing activities was $47.0 million and $25.6 million for the six months ended June 30, 2014 and 2013, respectively.

Cash used in investing activities for the six months ended June 30, 2014 consisted primarily of purchases of marketable securities and investments in property and equipment, which were partially offset by maturities of marketable securities. Net purchases and maturities of marketable securities represented a cash outflow of $35.1 million and $15.3 million during the six months ended June 30, 2014 and 2013.

We believe the credit quality and liquidity of our investment portfolio as of June 30, 2014 is strong. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply/demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity. But even with this approach, we may incur investment losses as a result of unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Capital expenditures were $10.8 million and $10.3 million for the six months ended June 30, 2014 and 2013, respectively, which primarily consisted of investments in learner success and enrollment management initiatives, academic quality, foundational priorities, enhancements to our visitor center and content management system, and investments in FlexPath programs.

We lease all of our facilities. We expect to make future payments on existing leases from cash generated from operations.

Financing Activities
Net cash used in financing activities was $22.5 million and $1.5 million for the six months ended June 30, 2014 and 2013, respectively. The increase in net cash used in financing activities is primarily the result of payments of cash dividends of $8.7 million in the current period and higher repurchases of our common stock compared to the prior period. In the first six months of 2014, we repurchased $9.9 million of common stock under our share repurchase program compared to $2.1 million in the first six months of 2013. Additionally, as a result of the achievement of TDAP, we made an additional payment of £4.0 million (approximately $6.9 million) to the former shareholders of RDI on May 12, 2014. Net cash used in financing activities of approximately $6.0 million reflects the initial fair value of the RDI contingent consideration liability recorded at acquisition, while the remaining amount of $0.9 million included within cash flows from operating activities represents the accumulated change in fair value of the RDI contingent consideration liability.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk
The Company has no derivative financial instruments or derivative commodity instruments, and believes the risk related to cash equivalents and marketable securities is limited due to the adherence to its investment policy, which focuses on capital preservation and liquidity. In addition, all investments must have a minimum Standard & Poor’s rating of A minus (or equivalent) by at least one agency at the purchase date. All of the Company's cash equivalents and marketable securities were rated A- or higher as of June 30, 2014, and BBB+ or higher as of December 31, 2013, by at least one rating agency. In addition, the Company utilizes money managers who conduct initial and ongoing credit analysis on its investment portfolio to monitor and minimize the potential impact of market risk associated with its cash, cash equivalents and marketable securities. Despite the investment risk mitigation strategies the Company employs, it may incur investment losses as a result of unusual and unpredictable market developments and may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. Unusual and unpredictable market developments may also create liquidity challenges for certain assets in the Company's investment portfolio.

Interest Rate Risk
The Company manages interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates, which are tied to various market indices. The Company's future investment income may fall short of expectations due to changes in interest rates or it may suffer losses in principal if it is forced to sell securities that have declined in market value due to changes in interest rates. At June 30, 2014, a 10% increase or decrease in interest rates would not have a material impact on the Company's future earnings, fair values, or cash flows.

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

Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of June 30, 2014, in ensuring that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended June 30, 2014, the Company repurchased $6.4 million of common stock under its share repurchase program.(1) Its remaining authorization for common stock repurchases was $39.4 million at June 30, 2014. The following presents the Company's share repurchases during the quarter ended June 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
4/1/2014 to 4/30/2014	28,355	$58.25	28,355	$44,147,780
5/1/2014 to 5/31/2014	60,105	58.95	60,105	40,604,405
6/1/2014 to 6/30/2014	21,575	55.84	21,575	39,399,583
Total	110,035	58.16	110,035	39,399,583

(1)
The Company announced its current share repurchase program in July 2008. As of June 30, 2014, the Company's Board of Directors has authorized repurchases up to an aggregate amount of $285.7 million in value of common stock under the current program. The Board of Directors authorizes the Company to repurchase outstanding shares of common stock, from time to time, depending on market conditions and other considerations. There is no expiration date on the repurchase authorizations and repurchases occur at the Company's discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits
(a) Exhibits

Number	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 11, 2006.

3.2	Second Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on December 10, 2008.

4.1	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 19, 2006.
10.1	Capella Education Company 2014 Equity Incentive Plan	Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement for its 2014 annual meeting of shareholders filed with the SEC on March 24, 2014 (File No. 1-33140).

10.2	Form of Restricted Stock Unit Award Agreement (Director) under the Capella Education Company 2014 Equity Incentive Plan	Filed electronically.

10.3	Form of Restricted Stock Unit Award Agreement (Section (16(b) Officer) under the Capella Education Company 2014 Equity Incentive Plan	Filed electronically.

10.4	Form of Non-Statutory Stock Option Award Agreement (Section (16(b) Officer) under the Capella Education Company 2014 Equity Incentive Plan	Filed electronically.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

EX-101.INS	XBRL Instance Document(1)	Filed electronically.

EX-101.SCH	XBRL Taxonomy Extension Schema Document(1)	Filed electronically.

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)	Filed electronically.

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)	Filed electronically.

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)	Filed electronically.

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)	Filed electronically.

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
July 29, 2014
J. Kevin Gilligan Chief Executive Officer
(Principal Executive Officer)

/s/ Steven L. Polacek
July 29, 2014
Steven L. Polacek Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)