Form 10-Q
period 2014-09-30
CAPELLA EDUCATION CO
filed 2014-10-28
CIK 1104349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock outstanding as of October 23, 2014 was 12,230,515.

CAPELLA EDUCATION COMPANY
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CAPELLA EDUCATION COMPANY
Consolidated Balance Sheets
(In thousands, except par value)

	As of September 30, 2014	As of December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$90,451	$124,097
Marketable securities, current	36,258	18,342
Accounts receivable, net of allowance of $6,719 at September 30, 2014 and $7,091 at December 31, 2013	17,006	16,919
Prepaid expenses and other current assets	11,033	10,548
Deferred income taxes	2,809	2,846
Total current assets	157,557	172,752
Marketable securities, non-current	33,583	17,740
Property and equipment, net	37,728	39,993
Goodwill	17,106	16,969
Intangibles, net	2,062	2,795
Other assets	1,453	—
Total assets	$249,489	$250,249
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,090	$7,939
Accrued liabilities	29,041	33,164
Dividends payable	4,365	4,346
Deferred revenue	12,469	10,736
Total current liabilities	50,965	56,185
Deferred rent	2,598	3,221
Other liabilities	3,190	2,541
Deferred income taxes	5,674	6,283
Total liabilities	62,427	68,230

Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares — 100,000; Issued and Outstanding shares — 12,250 at September 30, 2014 and 12,361 at December 31, 2013	122	124
Additional paid-in capital	109,679	104,546
Accumulated other comprehensive loss	(473)	(114)
Retained earnings	77,734	77,463
Total shareholders’ equity	187,062	182,019
Total liabilities and shareholders’ equity	$249,489	$250,249

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
Revenues	$103,097	$100,703	$313,525	$309,638
Costs and expenses:
Instructional costs and services	47,143	45,984	139,973	137,851
Marketing and promotional	25,509	26,489	74,383	76,091
Admissions advisory	7,019	6,796	21,092	20,294
General and administrative	10,250	10,924	31,604	32,252
Lease amendment charges	—	—	2,690	—
Total costs and expenses	89,921	90,193	269,742	266,488
Operating income	13,176	10,510	43,783	43,150
Other expense, net	(46)	(238)	(559)	(463)
Income before income taxes	13,130	10,272	43,224	42,687
Income tax expense	5,373	4,262	17,606	17,500
Net income	$7,757	$6,010	$25,618	$25,187
Net income per common share:
Basic	$0.63	$0.48	$2.08	$2.03
Diluted	$0.62	$0.48	$2.04	$2.01
Weighted average number of common shares outstanding:
Basic	12,268	12,394	12,301	12,394
Diluted	12,505	12,591	12,545	12,522
Cash dividends declared per common share	$0.35	$—	$1.05	$—

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
Net income	$7,757	$6,010	$25,618	$25,187
Other comprehensive income (loss):
Foreign currency translation gain (loss)	137	97	(367)	285
Unrealized gains (losses) on available for sale securities, net of tax	(9)	34	8	13
Comprehensive income	$7,885	$6,141	$25,259	$25,485

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)
Operating activities
Net income	$25,618	$25,187
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	11,232	11,225
Depreciation and amortization	18,016	19,717
Amortization of investment discount/premium	1,319	540
Impairment of property and equipment	277	229
Loss on disposal of property and equipment	77	46
Share-based compensation	3,927	3,991
Excess tax benefits from share-based compensation	(451)	(134)
Deferred income taxes	(537)	(242)
Payment of contingent consideration	(906)	—
Changes in operating assets and liabilities:
Accounts receivable	(11,273)	(11,519)
Prepaid expenses and other current assets	(670)	(1,006)
Accounts payable and accrued liabilities	(230)	6,863
Income taxes payable	149	(2,536)
Deferred rent	(623)	(795)
Deferred revenue	1,548	1,622
Net cash provided by operating activities	47,473	53,188
Investing activities
Capital expenditures	(15,788)	(14,801)
Investment in partnership interest	(1,453)	—
Purchases of marketable securities	(48,957)	(22,426)
Maturities of marketable securities	13,890	7,635
Net cash used in investing activities	(52,308)	(29,592)
Financing activities
Excess tax benefits from share-based compensation	451	134
Net proceeds from exercise of stock options	3,663	2,684
Payment of dividends	(12,961)	—
Repurchases of common stock	(14,032)	(4,808)
Payment of contingent consideration	(5,945)	—
Net cash used in financing activities	(28,824)	(1,990)
Effect of foreign exchange rates on cash	13	(42)
Net increase (decrease) in cash and cash equivalents	(33,646)	21,564
Cash and cash equivalents at beginning of period	124,097	93,220
Cash and cash equivalents at end of period	$90,451	$114,784
Supplemental disclosures of cash flow information
Income taxes paid	$18,327	$20,283
Noncash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$425	$366
Declaration of cash dividend to be paid	$4,346	$—
Repurchases of common stock included in accrued liabilities	$241	$—
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

3. Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern, which is included in Accounting Standards Codification (ASC) 205, Presentation of Financial Statements. This update provides an explicit requirement for management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The guidance will be effective for the Company's annual reporting period beginning January 1, 2017, and applied prospectively; early adoption is also permitted. The Company does not expect adoption of this guidance to have a material impact on its financial condition, results of operations, or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which is included in ASC 606, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that creates a single source of revenue guidance for all companies in all industries. The model is more principles-based than current guidance, and is primarily based on recognizing revenue at an amount that reflects consideration to which the entity expects to be entitled to in exchange for transferring goods or services to a customer. The guidance will be effective for the Company's interim and annual reporting periods beginning January 1, 2017. The standard allows the Company to transition to the new model using either a full or modified retrospective approach, and early adoption is not permitted. The Company is currently evaluating the impact this standard will have on its business practices, financial condition, results of operations, and disclosures.

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
The following table presents a reconciliation of the numerator and denominator in the basic and diluted net income per common share calculation, in thousands, except per share data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income	$7,757	$6,010	$25,618	$25,187
Denominator:
Denominator for basic net income per common share— weighted average shares outstanding	12,268	12,394	12,301	12,394
Effect of dilutive stock options, restricted stock, and market stock units	237	197	244	128
Denominator for diluted net income per common share— weighted average shares outstanding	12,505	12,591	12,545	12,522
Basic net income per common share	$0.63	$0.48	$2.08	$2.03
Diluted net income per common share	$0.62	$0.48	$2.04	$2.01

Options to purchase common shares were outstanding, but not included in the computation of diluted net income per common share, because their effect would be anti-dilutive. The following table summarizes these securities, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Anti-dilutive securities excluded from diluted earnings per share calculation	232	323	213	569

5. Marketable Securities

The following is a summary of available-for-sale securities, in thousands:

	As of September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$61,097	$56	$(9)	$61,144
Corporate debt securities	8,686	14	(3)	8,697
Total	$69,783	$70	$(12)	$69,841

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$30,422	$46	$—	$30,468
Corporate debt securities	5,615	3	(4)	$5,614
Total	$36,037	$49	$(4)	$36,082

The unrealized gains and losses on the Company’s investments in municipal and corporate debt securities as of September 30, 2014 and December 31, 2013 were caused by changes in market values primarily due to interest rate changes. All of the Company's securities in an unrealized loss position as of September 30, 2014 had been in an unrealized loss position for less than twelve months. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be maturity. No other-than-temporary impairment charges were recorded during the three and nine months ended September 30, 2014 and 2013.
The following table summarizes the remaining contractual maturities of the Company’s marketable securities, in thousands:

	As of September 30, 2014	As of December 31, 2013
Due within one year	$36,258	$18,342
Due after one year through five years	33,583	17,740
Total	$69,841	$36,082

The following table summarizes the proceeds from the maturities of available-for-sale securities, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Maturities of marketable securities	$6,915	$500	$13,890	$7,635
Total	$6,915	$500	$13,890	$7,635

The Company did not record any gross realized gains or gross realized losses in net income during the three and nine months ended September 30, 2014 and 2013. Additionally, there were no proceeds from sales of marketable securities prior to maturity during the three and nine months ended September 30, 2014 and 2013.

6. Fair Value Measurements

The following tables summarize certain information for assets and liabilities measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements as of September 30, 2014 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$67,143	$67,143	$—	$—
Money market funds	19,928	19,928	—	—
Variable rate demand notes	3,380	3,380	—	—
Marketable securities:
Tax-exempt municipal securities	61,144	—	61,144	—
Corporate debt securities	8,697	—	8,697	—
Total assets at fair value on a recurring basis:	$160,292	$90,451	$69,841	$—

	Fair Value Measurements as of December 31, 2013 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$47,796	$47,796	$—	$—
Money market funds	57,066	57,066	—	—
Variable rate demand notes	19,235	19,235	—	—
Marketable securities:
Tax-exempt municipal securities	30,468	—	30,468	—
Corporate debt securities	$5,614	—	5,614	—
Total assets at fair value on a recurring basis:	$160,179	$124,097	$36,082	$—

Liabilities:
Accrued liabilities:
RDI contingent consideration	$6,304	$—	$—	$6,304
Total liabilities at fair value on a recurring basis:	$6,304	$—	$—	$6,304

The Company measures cash and cash equivalents at fair value primarily using real-time quotes for transactions in active exchange markets involving identical assets. The Company’s marketable securities are classified within Level 2 and are valued using readily available pricing sources for comparable instruments utilizing market observable inputs. The Company does not hold securities in inactive markets. The Company did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three and nine months ended September 30, 2014 and 2013.

The Company did not have any liabilities requiring fair value measurement as of September 30, 2014.

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

The following table presents a reconciliation of the fair value of the RDI contingent consideration, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance, beginning of period	$—	$6,186	$6,304	$6,252
Increase in RDI contingent consideration liability	—	68	547	2
Payment of RDI contingent consideration liability	—	—	(6,851)	—
Balance, end of period	$—	$6,254	$—	$6,254

The change in the fair value of the RDI contingent consideration liability was recorded in other expense, net in the consolidated statements of income during the three and nine months ended September 30, 2014 and 2013. The fair value of the RDI contingent consideration liability was recorded as accrued liabilities in the consolidated balance sheet at December 31, 2013.

The cash payment made to settle the RDI contingent consideration liability is recorded as cash used in operating activities and cash used in financing activities in the consolidated statement of cash flows during the nine months ended September 30, 2014. The portion of the payment recorded as cash used in operating activities represents the accumulated change in fair value of the contingent consideration liability between the acquisition date of July 15, 2011 and the payment date of May 12, 2014, and the portion of the payment recorded as financing activities represents the initial fair value of the liability recorded at the July 15, 2011 acquisition date.

7. Accrued Liabilities

Accrued liabilities consist of the following, in thousands:

	As of September 30, 2014	As of December 31, 2013
Accrued compensation and benefits	$8,189	$10,333
Accrued instructional	4,577	5,043
Accrued vacation	1,913	1,040
Accrued invoices	9,437	7,240
RDI contingent consideration	—	6,304
Lease amendment(1)	2,449	—
Other	2,476	3,204
Total	$29,041	$33,164

(1)
On April 3, 2014, the Company accepted notice to activate an amendment to its lease with Minneapolis 225 Holdings, LLC, and also consolidated certain of its other leased office space during the nine months ended September 30, 2014. Refer to Note 8 for details of these arrangements.

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

On April 3, 2014, the Company accepted notice to activate an amendment to this lease. Pursuant to the amendment, in June 2014, the Company returned 54,940 square feet of its previously leased space of 426,165 square feet. Employees located in this area were relocated to other areas within the Company's remaining space. The Company recorded a charge of approximately $2.6 million during the nine months ended September 30, 2014 in connection with this amendment, which is included within the lease amendment charge line item of the consolidated statements of income. The Company anticipates expense savings of approximately $7.0 million through October 31, 2018, with approximately $0.4 million of those savings expected in the fourth quarter of 2014.

The Company also consolidated certain of its other leased office space which resulted in an additional charge of $0.1 million during the nine months ended September 30, 2014. This amount is included within the lease amendment charge line item of the consolidated statements of income.

The following presents the Company's future minimum lease commitments as of September 30, 2014, in thousands:

2014	$1,753
2015(1)	8,107
2016	6,186
2017	6,010
2018	4,878
2019 and thereafter	—
Total	$26,934

(1) Includes $1.9 million lease termination payment related to the April 3, 2014 lease amendment.

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

Borrowings under the Credit Agreement bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus an applicable rate of 1.75% to 2.25% based on the Company’s consolidated leverage ratio or, at the Company’s option, an alternative base rate (defined as the higher of (a) the federal funds rate plus 0.5%; (b) Bank of America’s prime rate; or (c) the one-month LIBOR plus 1.0%) plus an applicable rate of 0.75% to 1.25% based on the Company’s consolidated leverage ratio. The Credit Agreement requires payment of a commitment fee, based on the Company’s consolidated leverage ratio, charged on the unused credit facility. The Company recorded commitment fee expenses of $0.1 million and $0.2 million in other expense, net, for the three months ended September 30, 2014 and 2013, and the nine months ended September 30, 2014 and 2013, respectively. Outstanding letters of credit are also charged a fee, based on the Company’s consolidated leverage ratio. The Company capitalized approximately $0.5 million of debt issuance costs related to the credit facility, which are being amortized on a straight-line basis over a period of five years. Interest expense for the amortization of debt issuance costs is recorded in other expense, net.

The Credit Agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Failure to comply with the covenants contained in the Credit Agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. As of

September 30, 2014, there were no borrowings under the credit facility, and the Company was in compliance with all debt covenants.

Litigation
In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, claims involving learners or graduates and routine employment matters. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of September 30, 2014 that are probable or estimable, for which the outcome could have a material adverse impact on its consolidated financial position or results of operations.

9. Share Repurchase Program and Dividends

Share Repurchase Program
The Company announced its current share repurchase program in July 2008. The Board of Directors authorizes repurchases of outstanding shares of common stock from time to time depending on market conditions and other considerations. A summary of the Company’s comprehensive share repurchase activity from the program's commencement through September 30, 2014, all of which was part of its publicly announced program, is presented below, in thousands:

Board authorizations:
July 2008	$60,000
August 2010	60,662
February 2011	65,000
December 2011	50,000
August 2013	50,000
Total amount authorized	285,662
Total value of shares repurchased	250,606
Residual authorization	$35,056

The following table summarizes shares repurchased, in thousands:

	Nine Months Ended September 30,
	2014	2013
Shares repurchased	237	104
Total consideration, excluding commissions	$14,263	$4,804

As of September 30, 2014, the Company had purchased an aggregate of 5.6 million shares under the program’s outstanding authorizations at an average price per share of $44.76 totaling $250.6 million.

Dividends
During the nine months ended September 30, 2014, the Company declared the following cash dividends, in thousands except per share amounts:

Declaration Date	Record Date	Payment Date	Dividend per Share	Total Dividend Amount
February 20, 2014	March 26, 2014	April 10, 2014	$0.35	$4,382
May 6, 2014	June 11, 2014	July 10, 2014	$0.35	$4,354
August 7, 2014	September 10, 2014	October 10, 2014	$0.35	$4,346

During the three months ended September 30, 2014, the dividend of $0.35 per outstanding share of common stock declared on August 7, 2014 was recorded as a reduction to retained earnings. Of the total dividend amount, $4.3 million is attributable to shares of common stock outstanding as of the record date and restricted stock units expected to vest in the next twelve months. This amount is classified as dividends payable in the Company's consolidated balance sheet as of September 30, 2014. The remaining balance is attributable to restricted stock units expected to vest subsequent to the next twelve months and is classified as other liabilities in the Company's consolidated balance sheet as of September 30, 2014. All future dividends are subject to declaration by the Company's Board of Directors and may be adjusted due to future business needs or other factors deemed relevant by the Board of Directors.

There were no dividends declared or paid during the three and nine months ended September 30, 2013.

10. Share-Based Compensation

Share-Based Incentive Plans
On May 6, 2014, the Company implemented a stock incentive plan (the 2014 Plan) that allows for incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock awards (RSAs), stock unit awards, and other stock-based awards to be granted to employees, directors, officers, and others. The 2014 Plan authorized the issuance of 480,000 shares of the Company's common stock, plus 830,888 shares that remained available for future grants under the 2005 Stock Incentive Plan (the 2005 Plan) on the effective date of the 2014 Plan. Upon effectiveness of the 2014 Plan, no further awards will be made under the 2005 Plan. As of September 30, 2014, the maximum number of shares of common stock reserved under the 2014 Plan was approximately 1.3 million, of which 1.3 million shares were available for grant.

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

Share-Based Compensation Expense
The table below reflects the Company’s share-based compensation expense recognized in the consolidated statements of income, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Instructional costs and services	$238	$380	$546	$1,141
Marketing and promotional	102	181	149	424
Admissions advisory	14	8	44	34
General and administrative	815	816	3,188	2,392
Share-based compensation expense included in operating income	1,169	1,385	3,927	3,991
Tax benefit from share-based compensation expense	431	510	1,270	1,474
Share-based compensation expense, net of tax	$738	$875	$2,657	$2,517

Effective in 2014, the Company evaluated the allocation of share-based compensation among its operating expense categories and determined reallocation of expenses related to certain executives and directors was necessary to best align with the Company's organizational structure. Prior to 2014, share-based compensation expense related to awards granted to certain executives and members of the Company's Board of Directors was allocated among all of the Company's operating expense categories. Effective in 2014, the Company is prospectively including all share-based compensation expense related to awards granted to these individuals as general and administrative.

11. Acquisitions and Other Investments

During the nine months ended September 30, 2014, the Company made a cost method investment of $1.5 million in a limited partnership, with a commitment to invest up to an additional $3.5 million over the next ten years. The partnership invests in innovative companies in the health care field. The Company's investment comprises less than 3.0% of the total partnership interest and is classified as other assets in the consolidated balance sheets as of September 30, 2014.

12. Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss, in thousands:

	Foreign Currency Translation Loss	Unrealized Gain on Marketable Securities	Accumulated Other Comprehensive Loss(1)
Beginning balance, December 31, 2013	$(142)	$28	$(114)
Current period change	(367)	8	(359)
Ending balance, September 30, 2014	$(509)	$36	$(473)

(1)	Accumulated other comprehensive loss is presented net of tax of $22 thousand and $17 thousand as of September 30, 2014 and December 31, 2013, respectively.

There were no reclassifications out of accumulated other comprehensive loss to net income for the three and nine months ended September 30, 2014 and 2013.

13. Regulatory Supervision and Oversight

Political and budgetary concerns significantly affect the Title IV Programs. Congress reauthorizes the Higher Education Act (HEA) and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in August 2008. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of September 30, 2014, programs in which the University's learners participate are operative and sufficiently funded.

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

Executive Overview
We are an online postsecondary education services company. As of September 30, 2014, our wholly owned subsidiaries included the following:

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

•	Sophia Learning, LLC (Sophia) is a social teaching and learning platform that integrates education with technology.

•	Capella Learning Solutions (CLS) provides online training solutions and services to corporate partners which are delivered through Capella's online learning platform.

We believe we have the right operating strategies in place to continually differentiate ourselves in our markets and drive growth by supporting learner success, producing affordable degrees, optimizing our comprehensive marketing strategy, serving a broader set of our learner's professional needs, and establishing new growth platforms. Technology and the talent of our faculty and employees enable these strategies. We believe these strategies and enablers will allow us to continue to deliver high quality, affordable education, resulting in continued growth over the long-term. We will continue to invest in these enablers to strengthen the foundation and future of our business.

Key Trends, Developments and Challenges
The following developments and trends present opportunities, challenges and risks toward achieving our goal of providing attractive returns to our shareholders:

•
Enrollment and persistence. New enrollment is an important indicator of revenue growth and Company profitability. Overall, new enrollments grew 11.9 percent in the third quarter of 2014 compared to a 1.3 percent decrease in the same period in 2013. New enrollment is calculated from the last day a new learner can drop a course without financial penalty. New enrollment growth in 2014 was led by our master's programs. Although new enrollment growth is an important metric, the combination of new enrollment and persistence are key drivers for total enrollment and revenue performance. In the third quarter of 2014, we reached a significant milestone by returning to total enrollment growth of 2.1 percent after experiencing total enrollment declines since fiscal year 2011. We are committed to building a sustainable business model focused on total enrollment growth.

•
Doctoral enrollment. During the third quarter of 2014, year-over-year Doctoral total enrollment declined by 5.4 percent. It will take some time for our Doctoral programs to return to total enrollment growth due to a combination of factors, including the extended decision cycles for prospects at the Doctoral level and stronger Doctoral graduations in 2013 and 2014. We are extending our learner success focus to the comprehensive and dissertation portion of our Doctoral programs. Our goal is to address the learner population that is not making sufficient and timely academic progress in this phase and expect this initiative to create some pressure on our Doctoral enrollments in the near-term. To support the return to Doctoral growth we are focusing on redesigning our program offerings, improving affordability, and expanding our professional doctorate portfolio.

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

•
Comprehensive marketing strategy. Our strategic shift from a demand driven strategy towards a comprehensive marketing strategy, which is focused on building relationships with prospective learners early in their decision cycle, reinforces our commitment to quality inquiries by:

•	Introducing prospective learners to Capella through channels such as mass media and strategic relationships with employers and professional organizations;

•	Connecting with prospective learners by generating and nurturing inquiries through direct media such as natural search, our website, and display media; and

•	Engaging with prospective learners by developing meaningful relationships such as through social media or direct engagement.

Our comprehensive marketing strategy is designed to produce long-term efficiencies and increase our ability to attract high-quality learners on a sustainable basis. While some of these initiatives may adversely impact our new enrollment, revenues, and operating margins for a period of time as we pursue improved long-term results, we believe that our return to reporting total enrollment growth in the third quarter of 2014 highlights the success of this strategy.

•
Establishing new growth platforms. We seek to drive long-term growth that is an extension of our core competencies into new and expanded markets. This may result in increased new business development costs focused on researching, identifying, and cultivating these new market opportunities.

We received approval to offer a new learning model called FlexPath in 2013. This new learning model is decoupled from the credit-hour requirements and allows learners to complete coursework at their own pace throughout each quarter and complete activities to demonstrate specific competencies by the end of the quarter. This offering is unique in that Capella University is the first institution with approval from the Higher Learning Commission and the Department of Education to offer programs at the Bachelor's and graduate level. These approvals allow learners enrolled in FlexPath to apply for federal financial aid. We believe this direct assessment model provides an opportunity to expand our served market and drive affordability through lower tuition costs, reduced time to completion, and increased flexibility. Currently, we offer six Department of Education approved programs including the Bachelor's and Master's of Business Administration, the Bachelor's and Master's in Information Technology, and the Bachelor's and Master's in Psychology.

We are making steady progress in developing FlexPath, but important work remains. Our goal is to ensure learners have the right experience and that we understand what our learners need to succeed. By year-end 2014, we expect FlexPath to approach three percent of total enrollment in our Master's and Bachelor programs.

In addition to benefiting FlexPath enrollments, our differentiated marketing strategy has also accelerated new enrollment growth in certain of our credit-hour based programs. Therefore, although FlexPath is a significant component of our long-term growth strategy, the primary driver for our total enrollment growth remains our credit-hour based programs.

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

•
Current market and regulatory environment. The market conditions remain challenging and competition is strong; however, we continue to focus on attracting the right learners and learner success. We believe our initiatives to improve learner success through innovation will position us to continue to be a leader in the online postsecondary education market. Additionally, we are working to even more closely align with employers. Developments in the federal regulatory environment impact us as well, including the upcoming release of the final gainful employment rules and the reauthorization of the Higher Education Act of 1965, as amended, and the current Department of Education rulemaking processes. Many states have also become more active in regulating online education, especially regarding approval to operate requirements, and enforcement of consumer protection laws by state attorneys general, with a focus on proprietary institutions. While we have a strong track record of regulatory compliance, such actions, even if not directed at Capella University, may result in unforeseen consequences and may make our operating environment more challenging.

•
Lease amendment. On April 3, 2014, we accepted notice to activate an amendment to our current lease for our premises at 225 South Sixth Street in Minneapolis, MN. Pursuant to the amendment, in June 2014, we returned 54,940 square feet of our previously leased space of 426,165 square feet. Employees located in this area were relocated to other areas within our remaining space. We recorded a charge of approximately $2.6 million during the nine months ended September 30, 2014 in connection with this amendment, which is included within the lease amendment charge line item of the consolidated statements of income. We anticipate expense savings of approximately $7.0 million through October 31, 2018, with approximately $0.4 million of those savings expected in the fourth quarter of 2014.

We also consolidated other leased office space resulting in an additional charge of $0.1 million during the nine months ended September 30, 2014. This amount is included within the lease amendment charge line item of the consolidated statements of income.

Regulatory Environment
The following summarizes significant regulatory matters applicable to our business. For a more detailed discussion of the regulatory environment and related risks, refer to Part 2, Item 7, Key Trends, Developments and Challenges, and Regulatory Environment in our 2013 Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

•
Gainful Employment. The Department of Education published a Notice of Proposed Rulemaking (NPRM) on March 25, 2014. The proposed rule applies to all Gainful Employment (GE) programs, which include non-degree programs at public and private non-profit institutions, and all programs offered by for-profit institutions. The proposed rule is similar to the draft language last discussed at the third negotiated rulemaking committee session in December 2013. The rule establishes two “accountability metrics” that GE programs must satisfy in order to remain eligible for Title IV federal student aid, specifically debt to earnings (DTE) ratios and programmatic cohort default rate (pCDR) thresholds. Unlike the accountability metrics in the Department of Education’s previous GE rule, the accountability metrics under the Department of Education's current proposal operate independently from one another. Consequently, in order for a GE program to maintain its Title IV eligibility under the proposed rule, it must satisfy both the DTE and pCDR requirements. The proposed rule also requires institutions to provide certifications regarding a GE program’s satisfaction of programmatic accreditation and state licensure requirements. Additionally, the proposed rule includes requirements for the reporting of student and program data by institutions to the Department of Education, and expands the disclosure requirements that have been in effect since July 1, 2011. The rule further makes other conforming and technical revisions to the Title IV program participation agreement and related regulations.

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

On August 8, 2014, the Department of Education published a NPRM on the definition of “adverse credit” for borrowers in the Federal Direct PLUS Loan Program. The NPRM reflects agreed upon language established by the negotiated rulemaking committee. Public comment period ended on September 8, 2014, and a final rule was published on October 23, 2014. No other NPRMs from this round of negotiated rulemaking have been issued.

•
Program Participation Agreement. The Department of Education approved Capella University's Program Participation Agreement (PPA) in August 2014. Capella University is fully certified by the Department of Education to participate in Title IV programs through June 30, 2020.

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

•
Student loan cohort default rates. To remain eligible to participate in Title IV programs, an educational institution's student loan cohort default rates must remain below certain specified levels. Under current regulations, if an institution's three-year cohort default rate exceeds 30% for three consecutive years, it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate. We believe that our current repayment management efforts meet these requirements.

If the institution's three-year cohort default rate for the 2011 cohort exceeds 40%, the institution will cease to be eligible to participate in Title IV programs, and if the institution's three-year cohort default rate exceeds 30% for three consecutive years, beginning with the 2009 cohort, the institution will cease to be eligible to participate in Title IV programs. Capella University's three-year cohort default rates for the 2011, 2010, and 2009 cohorts are 13.0%, 10.9%, and 9.7%, respectively. The increase is primarily due to the overall economic environment, and a slight increase in the percentage of Capella University learners enrolled in a bachelor's program, who generally have a higher default rate compared to graduate learners.

Critical Accounting Policies and Use of Estimates
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. During the nine months ended September 30, 2014, there have been no significant changes to our critical accounting policies.

Results of Operations
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the three months ended September 30, 2014:

	Three Months Ended September 30,
	(Unaudited)		$ Change	% Change	% of Revenue
$ in thousands	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
Revenues	$103,097	$100,703	$2,394	2.4%	100.0%	100.0%	0.0%
Costs and expenses:
Instructional costs and services	47,143	45,984	1,159	2.5	45.8	45.7	0.1
Marketing and promotional	25,509	26,489	(980)	(3.7)	24.7	26.4	(1.7)
Admissions advisory	7,019	6,796	223	3.3	6.8	6.7	0.1
General and administrative	10,250	10,924	(674)	(6.2)	9.9	10.8	(0.9)
Total costs and expenses	89,921	90,193	(272)	(0.3)	87.2	89.6	(2.4)
Operating income	13,176	10,510	2,666	25.4	12.8	10.4	2.4
Other expense, net	(46)	(238)	192	(80.7)	—	(0.2)	0.2
Income before income taxes	13,130	10,272	2,858	27.8	12.8	10.2	2.6
Income tax expense	5,373	4,262	1,111	26.1	5.2	4.2	1.0
Effective tax rate	40.9%	41.5%
Net income	$7,757	$6,010	$1,747	29.1%	7.6%	6.0%	1.6%

Revenues. The increase in revenues compared to the same quarter in the prior year was primarily related to Capella University new enrollment growth, tuition increases, and an increase in average courses per learner. Capella University weighted average tuition increase in the current quarter was less than three percent and was implemented in July 2014. These increases were partially offset by a larger proportion of bachelor's and master's learners who generate less revenue per learner than our doctoral learners, an increase in grants to support our initiatives to improve learner success, other discounts, and a decrease in non-Capella University revenues.
Instructional costs and services expenses. Instructional costs and services expenses, and instructional costs and services expenses as a percent of revenue, increased compared to the same quarter in the prior year primarily due to increased investment in our initiative to focus on coaching new learners during the first year of their academic experience, continued investment in course and program development, and increased headcount. This overall increase was partially offset by a decrease in amortization expense as a result of certain intangible assets associated with RDI becoming fully amortized in 2014, the prospective reallocation of share-based compensation expense related to awards granted to certain Company executives and members of its Board of Directors as general and administrative in 2014, and expense savings associated with the lease amendment which was effective in the second quarter of 2014.
Marketing and promotional expenses. Marketing and promotional expenses, and marketing and promotional expenses as a percent of revenue, decreased compared to the same quarter in the prior year primarily driven by cost efficiencies gained through optimization of our Capella University marketing efforts. This overall decrease was partially offset by additional employee expenses driven by increased headcount.
Admissions advisory expenses. Admissions advisory expenses, and admissions advisory expenses as a percent of revenue, increased compared to the same quarter in the prior year primarily due to increased enrollment services headcount to support higher Capella University inquiry volume.
General and administrative expenses. General and administrative expenses, and general and administrative expenses as a percent of revenue, decreased compared to the same quarter in the prior year primarily as a result of investments in our non-Capella University new market platforms and severance expense in the prior year. These decreases were partially offset by increased RDI expenses, and the reallocation of share-based compensation expense from instructional costs and services and marketing and promotional in 2014.
Other expense, net. Other expense, net was $46 thousand for the three months ended September 30, 2014, and $0.2 million for the three months ended September 30, 2013. The decrease compared to the same quarter in the prior year is primarily attributable to foreign currency exchange rates, and the impact of the change in fair value of the RDI contingent consideration liability in the prior year. The RDI contingent consideration liability was paid during the quarter ended June 30, 2014 as a result of the awarding of Taught Degree Awarding Powers (TDAP).

Income tax expense. The decrease in our effective tax rate compared to the same quarter in the prior year was primarily driven by a decrease in foreign operating losses in the current period. We do not receive a benefit on these losses due to the establishment of a full valuation allowance.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the nine months ended September 30, 2014:

	Nine Months Ended September 30,
	(Unaudited)		$ Change	% Change	% of Revenue
$ in thousands	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
Revenues	$313,525	$309,638	$3,887	1.3%	100.0%	100.0%	0.0%
Costs and expenses:
Instructional costs and services	139,973	137,851	2,122	1.5	44.6	44.5	0.1
Marketing and promotional	74,383	76,091	(1,708)	(2.2)	23.7	24.6	(0.9)
Admissions advisory	21,092	20,294	798	3.9	6.7	6.6	0.1
General and administrative	31,604	32,252	(648)	(2.0)	10.1	10.4	(0.3)
Lease amendment charges	2,690	—	2,690	100.0	0.9	—	0.9
Total costs and expenses	269,742	266,488	3,254	1.2	86.0	86.1	(0.1)
Operating income	43,783	43,150	633	1.5	14.0	13.9	0.1
Other expense, net	(559)	(463)	(96)	20.7	(0.2)	(0.1)	(0.1)
Income before income taxes	43,224	42,687	537	1.3	13.8	13.8	—
Income tax expense	17,606	17,500	106	0.6	5.6	5.7	(0.1)
Effective tax rate	40.7%	41.0%
Net income	$25,618	$25,187	$431	1.7%	8.2%	8.1%	0.1%

Revenues. The increase in revenues compared to the same period in the prior year was primarily related to Capella University tuition increases and new enrollment growth, as well as RDI enrollment growth. Capella University tuition increase in the current period was less than three percent, which represents a weighted average of price increases implemented in July 2014 and 2013. This overall increase was partially offset by the impact of a larger proportion of bachelor's and certificate learners who generate less revenue per learner than our master's and doctoral learners, an increase in grants to support our initiatives to improve learner success, and other discounts.
Instructional costs and services expenses. Instructional costs and services expenses, and instructional costs and services expenses as a percent of revenue, increased compared to the same period in the prior year primarily due to increased investment in our initiative to focus on coaching new learners during the first year of their academic experience, and continued investment in course and program development. This overall increase was partially offset by a decrease in amortization expense as a result of certain intangible assets associated with RDI becoming fully amortized in 2014, lower depreciation expense as a result of certain assets becoming fully depreciated in 2014, and the prospective reallocation of share-based compensation expense related to awards granted to certain Company executives and members of its Board of Directors as general and administrative in 2014.
Marketing and promotional expenses. Marketing and promotional expenses, and marketing and promotional expenses as a percent of revenue, decreased compared to the same period in the prior year primarily driven by cost efficiencies gained through optimization of our Capella University and RDI marketing efforts, lower depreciation expense as a result of certain assets becoming fully depreciated in 2014, as well as the prospective reallocation of share-based compensation expense to general and administrative in 2014. This overall decrease was partially offset by additional employee expenses driven by increased headcount.
Admissions advisory expenses. Admissions advisory expenses, and admissions advisory expenses as a percent of revenue, increased compared to the same period in the prior year primarily due to increased enrollment services headcount to support higher Capella University inquiry volume.
General and administrative expenses. General and administrative expenses, and general and administrative expenses as a percent of revenue, decreased compared to the same period in the prior year primarily as a result of the prior year’s investment in our non-Capella University new market platforms, including delivery of a significant employer project; and reduced headcount in the current year. This decrease was partially offset by the reallocation of approximately $0.8 million of share-based compensation expense from instructional costs and services and marketing and promotional in 2014, increased participation in monitoring and shaping government regulations, as well as an increase in human resources contract staff.
Lease amendment charges. On April 3, 2014, we accepted notice to activate an amendment to our current lease for our premises at 225 South Sixth Street in Minneapolis, Minnesota. Pursuant to the amendment, in June 2014, we returned 54,940 square feet of our previously leased space of 426,165 square feet. We recorded a charge of $2.6 million during the nine months ended September 30, 2014 in connection with this amendment. We also consolidated other leased office space resulting in an additional charge of $0.1 million during the nine months ended September 30, 2014.
Other expense, net. Other expense, net was $0.6 million for the nine months ended September 30, 2014, and $0.5 million for the nine months ended September 30, 2013. The increase in expense compared to the same period in the prior year was primarily due to the change in fair value of the RDI contingent consideration liability which was paid during the quarter ended June 30, 2014 as a result of the awarding of TDAP; and also the result of foreign currency exchange rates and management fees related to our limited partnership investment.
Income tax expense. The decrease in our effective tax rate compared to the same period in the prior year was primarily driven by a decrease in foreign operating losses in the current period. We do not receive a benefit on these losses due to the establishment of a full valuation allowance.

Liquidity and Capital Resources

Liquidity
We financed our operating activities and capital expenditures during the nine months ended September 30, 2014 and 2013 primarily through cash provided by operating activities. Our cash and cash equivalents were $90.5 million and $124.1 million at September 30, 2014 and December 31, 2013, respectively. Our cash and cash equivalents decreased primarily due to net purchases of marketable securities, increased cash used in financing activities for repurchases of common stock, the payment of dividends, payment of the contingent consideration liability to RDI as a result of achievement of TDAP, and general business activities. This overall decrease in cash was partially offset by cash provided by operating activities.

On September 30, 2011, we entered into an unsecured revolving credit agreement (the Credit Agreement) with Bank of America, N.A., and certain other lenders. The Credit Agreement provides $100.0 million of borrowing capacity, with an increase option of an additional $50.0 million. The Credit Agreement term ends September 30, 2016. As of September 30, 2014, there were no borrowings under the credit facility and we were in compliance with all debt covenants.

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

Operating Activities
Net cash provided by operating activities was $47.5 million and $53.2 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease was primarily due to the effects of changes in operating assets and liabilities, including the accumulated change in fair value of the RDI contingent consideration liability paid to the former shareholders of RDI upon achievement of TDAP, as well as a decrease in depreciation and amortization expense. These decreases were partially offset by the increase in net income.

Investing Activities

Net cash used in investing activities is primarily related to the purchase or maturity of investments in marketable securities and investments in property and equipment. Net cash used in investing activities was $52.3 million and $29.6 million for the nine months ended September 30, 2014 and 2013, respectively.

Cash used in investing activities for the nine months ended September 30, 2014 consisted primarily of purchases of marketable securities and investments in property and equipment, which were partially offset by maturities of marketable securities. Net purchases and maturities of marketable securities represented a cash outflow of $35.1 million and $14.8 million during the nine months ended September 30, 2014 and 2013.

We believe the credit quality and liquidity of our investment portfolio as of September 30, 2014 is strong. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply/demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity. But even with this approach, we may incur investment losses as a result of unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Capital expenditures were $15.8 million and $14.8 million for the nine months ended September 30, 2014 and 2013, respectively, which primarily consisted of investments in learner success and enrollment management initiatives, academic quality, foundational priorities, enhancements to our visitor center and content management system, and investments in FlexPath programs.

We lease all of our facilities. We expect to make future payments on existing leases from cash generated from operations.

Financing Activities
Net cash used in financing activities was $28.8 million and $2.0 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in net cash used in financing activities is primarily the result of payments of cash dividends of $13.0 million in the current period, and higher repurchases of our common stock compared to the prior period. In the first nine months of 2014, we repurchased $14.3 million of common stock under our share repurchase program compared to $4.8 million in the first nine months of 2013. Due to timing, cash payments made for shares repurchased in the first nine months of 2014 were $14.0 million.

Additionally, as a result of the achievement of TDAP, we made a cash payment of £4.0 million (approximately $6.9 million) to the former shareholders of RDI on May 12, 2014. Net cash used in financing activities of approximately $6.0 million reflects the initial fair value of the RDI contingent consideration liability recorded at acquisition, while the remaining amount of $0.9 million included within cash flows from operating activities represents the accumulated change in fair value of the RDI contingent consideration liability.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk
The Company has no derivative financial instruments or derivative commodity instruments, and believes the risk related to cash equivalents and marketable securities is limited due to the adherence to its investment policy, which focuses on capital preservation and liquidity. In addition, all investments must have a minimum Standard & Poor’s rating of A minus (or equivalent) by at least one agency at the purchase date. All of the Company's cash equivalents and marketable securities were rated A- or higher as of September 30, 2014, and BBB+ or higher as of December 31, 2013, by at least one rating agency. In addition, the Company utilizes money managers who conduct initial and ongoing credit analysis on its investment portfolio to monitor and minimize the potential impact of market risk associated with its cash, cash equivalents and marketable securities. Despite the investment risk mitigation strategies the Company employs, it may incur investment losses as a result of unusual and unpredictable market developments and may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. Unusual and unpredictable market developments may also create liquidity challenges for certain assets in the Company's investment portfolio.

Interest Rate Risk
The Company manages interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates, which are tied to various market indices. The Company's future investment income may fall short of expectations due to changes in interest rates or it may suffer losses in principal if it is forced to sell securities that have declined in market value due to changes in interest rates. At September 30, 2014, a 10% increase or decrease in interest rates would not have a material impact on the Company's future earnings, fair values, or cash flows.

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

Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of September 30, 2014, in ensuring that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended September 30, 2014, the Company repurchased $4.3 million of common stock under its share repurchase program.(1) Its remaining authorization for common stock repurchases was $35.1 million at September 30, 2014. The following presents the Company's share repurchases during the quarter ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
7/1/2014 to 7/31/2014	28,748	$57.13	28,748	$37,757,349
8/1/2014 to 8/31/2014	14,728	66.17	14,728	36,782,761
9/1/2014 to 9/30/2014	27,342	63.15	27,342	35,056,077
Total	70,818	61.33	70,818	35,056,077

(1)
The Company announced its current share repurchase program in July 2008. As of September 30, 2014, the Company's Board of Directors has authorized repurchases up to an aggregate amount of $285.7 million in value of common stock under the current program. The Board of Directors authorizes the Company to repurchase outstanding shares of common stock, from time to time, depending on market conditions and other considerations. There is no expiration date on the repurchase authorizations, and repurchases occur at the Company's discretion.

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
October 28, 2014
J. Kevin Gilligan Chief Executive Officer
(Principal Executive Officer)

/s/ Steven L. Polacek
October 28, 2014
Steven L. Polacek Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)