Form 10-K
period 2014-12-31
CAPELLA EDUCATION CO
filed 2015-02-19
CIK 1104349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year-ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $592.5 million.
The total number of shares of common stock outstanding as of February 13, 2015, was 12,214,705.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2014 fiscal year) are incorporated by reference into Part III of this Report.

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
Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Item 1A—Risk Factors,” below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed in fiscal 2015.

Item 1.	Business

Overview
Capella Education Company (the Company) is an online postsecondary education services company. Our wholly owned subsidiaries include the following:

•
Capella University (the University) offers a variety of doctoral, master’s and bachelor’s programs in the following markets: public service leadership, nursing and health sciences, behavioral health and human services, business management and information technology, and education. We focus on master's and doctoral degrees, with 71% of our learners enrolled in a master’s or doctoral degree program. Our academic offerings are based on a fully embedded competency-based curricula and infrastructure that are delivered in an online format that is convenient and flexible. We design our offerings to help working adult learners develop specific competencies they can employ in their workplace. We actively support and engage with our learners throughout their programs to enhance their prospects for successful program completion. We believe the relevance and convenience of our programs provide a quality educational experience for our learners. At December 31, 2014, we offered over 1,740 online courses and 43 academic programs with 145 specializations to over 36,000 learners.

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

Our History
We were founded in 1991 as a Minnesota corporation. In 1993, we established our wholly owned university subsidiary, then named The Graduate School of America, to offer doctoral and master’s degrees through distance learning programs in management, education, human services and interdisciplinary studies. In 1995, we launched our online format for delivery of our doctoral and master’s degree programs over the Internet. Through our early entry into online education, we gained extensive experience in the delivery of effective online programs. In 1997, our university subsidiary received accreditation from the North Central Association of Colleges and Schools (later renamed The Higher Learning Commission of the North Central Association of Colleges and Schools). In 1998, we expanded our original portfolio of academic programs by introducing doctoral and master’s degrees in psychology and a master of business administration degree. In 1999, to expand the reach of our brand in anticipation of moving into the bachelor’s degree market, we changed our name to Capella Education Company and the name of our university to Capella University. In 2000, we introduced our bachelor’s degree completion program in information technology, which provided instruction for the last two years of a four-year bachelor’s degree. In 2004, we expanded our addressable market through the introduction of our four-year bachelor’s degree programs in business and information technology. In November 2006, we completed an initial public offering of our common stock and in May 2007, we completed a follow-on offering of our common stock.

Over the past several years, we introduced numerous new programs and specializations across all of our markets, including the launch of doctoral, master’s and bachelor’s level programs within our public service leadership market. In 2010, we formed a joint venture with Sophia, an online social teaching and learning platform, in which we were the majority owner. On April 16, 2012, we acquired the remaining interest in Sophia which is now a wholly owned subsidiary as of that date. In 2011, we acquired RDI, an independent provider of distance learning. Additionally, the Company introduced CLS - providing online training solutions and services to corporate partners - in 2013. Also in 2013 - with approval from our regional accreditor - the Company began offering its BS in Business and MBA programs under the FlexPath model, a new direct assessment degree delivery program. Additionally, in 2014, the Department of Education approved the Company's term-based and non-term based FlexPath offerings for eligibility to receive federal financial aid under Title IV programs. In January 2015, Capella University launched a new School of Nursing and Health Sciences, further demonstrating the Company's commitment to providing competency-based advanced education in nursing and health care.

Industry
The U.S. market for postsecondary education is large and highly fragmented. According to the National Center for Education Statistics (NCES) Projections of Education Statistics to 2012, released in February 2014, the total number of postsecondary learners enrolled as of the fall of 2011 was 21.0 million and is expected to increase to 23.9 million by 2022. We believe the forecasted growth in postsecondary enrollment is a result of a number of factors including the significant and measurable personal income premium that is attributable to postsecondary education, and an increase in demand by employers for professional and skilled workers.

According to the U.S. Census Bureau’s 2009-2013 American Community Survey five-year estimates, 63.2% of adults (persons 25 years of age or older) do not possess a postsecondary degree. Of the 21.0 million postsecondary learners enrolled as of the fall of 2011, the NCES estimated that 8.3 million were adults, representing approximately 40% of total enrollment. We expect adults will continue to represent a large segment of the postsecondary education market as they seek additional education to secure better jobs, or to remain competitive or advance in their current careers.

During 2014, Eduventures, Inc., an education consulting and research firm, published a report projecting continued, although slowed, growth in online degrees through 2017, with growth beginning to accelerate again in 2018.

Competition
The postsecondary education market is highly fragmented and competitive, with no private or public institution holding a significant market share. We compete primarily with public and private degree-granting regionally accredited colleges and universities. Our competitors include both traditional and for-profit colleges and universities offering online programs, such as American Public University, Ashford University, Colorado Technical University, Grand Canyon University, Kaplan University, Liberty University, Southern New Hampshire University, Strayer University, University of Phoenix, Walden University, and Western Governors University. Traditional colleges and universities increasingly offer a variety of distance education alternatives to professional adults. Competition from traditional colleges and universities is expected to increase as they expand their online offerings.

We believe that the competitive factors in the postsecondary education market primarily include the following:

•	Relevant, high-quality and accredited program offerings;

•	Reputation of the college or university and marketability of the degree;

•	Flexible, convenient, and dependable access to programs and courses;

•	Regulatory approvals;

•	Qualified and experienced faculty;

•	Level of learner support;

•	Affordability of the program;

•	Availability of Title IV funds;

•	Marketing and selling effectiveness; and

•	The time necessary to earn a degree.

Our Competitive Strengths
We believe we have the following competitive strengths:

Commitment to Academic Quality. We are committed to providing our learners with a rewarding and challenging academic experience. Our commitment to academic quality is a tenet of our culture, and we believe that quality is an important consideration to those learners who choose Capella University. Having originated as an institution exclusively focused on graduate degree education, we have historically promoted an educational experience based on high academic standards. We continue to apply this approach as we have expanded our graduate and undergraduate programs. Today, we believe that our commitment to academic quality is reflected in our curricula, faculty, learner support services and academic oversight processes. The impact of this commitment is evidenced by the satisfaction of our learners both during their educational experience and their career success following graduation. Data released by the Department of Education in connection with gainful employment regulations and independent national surveys indicate higher income levels and high learner satisfaction of Capella graduates compared to other proprietary education providers.

Deep Competency-based Learning Infrastructure. Capella’s academic programs have been distinctively designed for online delivery. For the past 10 years, we have wholly integrated and continually invested in a competency-based learning approach throughout our university. As a result, we are able to map academic and professional standards to all of our degree programs and more fully support students as they progress through their program. Competency-based learning is comprised of three main elements:

•	Professionally-aligned curriculum designed around measurable skills, knowledge, and abilities needed to be successful in a career;

•	Faculty scholar and practitioners who are experienced leaders in their field and have a deep understanding of foundational theory and needs of the profession;

•	Real-world assignments that measure the mastery of competency.

Every assignment associated with Capella’s courses is meaningful and purposeful because all are aligned with academic and professional standards. Learning activities are designed to give learners the relevant information they need and to develop the capabilities they can use immediately in their career.

Our competency-based curriculum design offers flexibility while promoting a high level of interaction with other learners and faculty members. Underpinning the curriculum design is a comprehensive infrastructure that enables extensive predictive and actionable analytics capabilities which we leverage to develop and implement learner success and process improvements and to develop new academic learning models. This includes our FlexPath program which offers the potential to significantly reduce the cost of a degree, accelerate the time required for degree completion, and better align learning to the needs of employers and society. Traditionally, degree programs are constructed around credit hours that measure the time required to complete specific courses. Under the FlexPath model, degree programs are constructed around the direct assessment of demonstrated competencies and the application of learning.

Extensive Learner Support Services. We are committed to providing high quality, responsive and convenient learner support services to our learners. Our support services include: academic services, such as advising, writing, tutoring and research services; administrative services, such as online class registration and transcript requests; library services; financial aid counseling; and career counseling services. Increasingly, we are leveraging analytics to create processes to proactively reach out to learners and to create a personalized experience for our learners. The results have been very encouraging and are reflected in our early cohort persistence improvements and continued high learner satisfaction.

Focus on Innovation. The education market is undergoing significant changes to address national challenges including the affordability of higher education and meeting the skill requirements of employers. Our focus on regulatory compliance, Capella’s reputation as a quality institution, deep systems and analytical infrastructure and a culture to help our learners succeed has uniquely positioned Capella for innovation. The introduction of the FlexPath program and our return to total enrollment growth demonstrate this ability. Our goal is to continue to invest in developing new academic and business models and processes to drive excellence in executing our strategies to drive long-term sustainable growth, and meet today’s educational challenges.

Our Operating Strategy
Our faculty and staff are focused on helping our learners succeed. To that end, we are pursuing the following operating strategies:

•	Focusing on learner success, including improving retention rates while maintaining high standards of academic quality and rigor,

•	Maintaining our ability to offer affordable degrees, where learners receive a high return on their investment,

•	Expanding and optimizing our relationship-based marketing efforts and increasingly personalizing the prospective learner experience,

•	Further strengthening and expanding our product offering and the alignment of our offering with employer needs, and

•	Driving consumer adoption of new growth platforms such as FlexPath.

We are focused on the following operational priorities to deliver these strategies:

Competency-Based Curriculum. We continue to refine and implement best practices for teaching and learning models and focus on learner success by improving completion rates. Our goal is to further strengthen our position as a recognized leader in high quality, online learning.

We are committed to delivering a superior academic, professionally aligned, real-world education to our learners. Capella University’s competency-based curriculum is designed for busy, experienced professionals who want to gain the relevant competencies to help advance their career. We seek to develop a deep understanding of the professions we serve and the competencies required of skilled professionals in these fields. This commitment guides the development of our competency based curricula, the recruitment of our faculty and staff, and the design of our support services. We continue to advance tools that provide learners, faculty, and staff with timely information and actionable interventions to improve learning outcomes. We use the results of internal assessments to develop an understanding of the specific needs and readiness of each individual learner at the start of a program. Through the use of competency-based curricula and transparent measurement of course and program outcomes, we seek to provide our learners with the most direct path to the skills and knowledge learners need to be successful in their careers, including a portfolio of professional competencies, and support for career advancement as well as the degree itself.

Learner Success. Capella serves a unique learner. Our learners tend to be professionals with an average age of 39 and pursuing a graduate degree to fulfill a strong desire to be at the forefront of their profession. Our programs surround these learners with a supportive, flexible, and engaging environment to help them achieve academic success. This includes a comprehensive focus on improving early cohort persistence, personalizing the on-boarding experience for new learners, simplifying learners’ administrative interactions with Capella, and continuing to improve the quality and frequency of interaction between our learners and our faculty.

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

Relationship-Based Marketing. We continue to focus on building the Capella brand and establishing our strong differentiation as a high quality and professionally aligned online university. We continue to expand on this differentiation through a variety of initiatives, including creating brand recognition, optimizing marketing efforts, interacting with prospective learners earlier in the decision process, the use of analytics, and expanding strategic employer relationships. We will continue to leverage our data rich environment and analytical capabilities to drive greater marketing efficiencies, higher quality inquiries and improved conversion rates from prospective new learners. Our marketing strategy is designed to attain greater strategic control over our new enrollment growth and strengthen engagement with our learners and alumni.

Innovation and Diversification. We also seek to drive growth through a multifaceted strategy of enhancing existing program offerings and developing new and innovative programs and specializations. Our market and product teams focus on certain vertical markets as we strive to enhance our existing program offerings by continuously improving course design and technology, and obtaining specialized accreditation and additional state approval of programs leading to professional licensure and select endorsements. Within our current target markets, we seek to expand our program and specialization offerings, while also targeting additional professions. We challenge ourselves to innovate and explore opportunities that leverage our existing Capella University competency-based infrastructure, analytics, expertise, brand reputation, and educational capabilities to increase affordability, speed to competency, flexibility, and alignment with employer needs, leading to stronger demand potential and long-term growth opportunities. Through our focus on innovation we have developed new technologies, new learning and business models, and are entering new markets, which are essential ingredients for long-term growth. In 2013, Capella University offered its first courses in its Bachelor of Science (BS) and Masters programs under the FlexPath model, a new direct assessment degree delivery program. Traditionally, degree programs are constructed around credit hours that measure the time required to complete specific courses. Under the FlexPath model, degree programs are constructed around the direct assessment of demonstrated competencies and the application of learning.

Capella University
Capella University is accredited by the the Higher Learning Commission. The Higher Learning Commission is one of six regional accrediting agencies recognized by the Secretary of the Department of Education as a reliable indicator of educational quality. Accreditation by a recognized accrediting agency is required for an institution to become and remain eligible to participate in Title IV programs.

Our Approach to Academic Quality
We believe the following critical elements promote a high level of academic quality at Capella University:

•
Curricula. We design the curricula for our programs around professional competencies desired for high performance in each field and at the appropriate degree level. The particular competencies are identified and validated through a variety of external sources and reviews. There are specific expected learning outcomes for each program and course-level competencies that align to those outcomes. We assess the learner’s achievement of the expected learning outcomes and course competencies during his or her period of enrollment.

•
Faculty. We select our faculty based on their academic credentials as well as their teaching and practitioner experience. Our faculty members tend to be practitioners as well as scholars, bringing relevant, practical experience from their professional careers into the courseroom. As of December 31, 2014, approximately 86% of our faculty members have a doctoral degree. We invest in the professional development of our faculty members through required training in online teaching techniques as well as events and discussions designed to foster sharing of best practices and a commitment to academic quality. We also communicate clear expectations regarding the quality of faculty and learner interactions, and monitor achievement of those expectations.

•
Online course design. We employ a comprehensive design framework to ensure that our online courses offer consistent learning experiences, high quality interactions, and the tools required for assessing learning outcomes. We regularly assess data related to course outcomes as well as learner assessments to identify opportunities for course enhancements and upgrades.

•
Learner support. We establish teams comprised of both academic and administrative personnel in areas including advising, academic support, financial aid counseling and administration, library and career counseling services to serve as important points of contact to learners throughout the duration of their studies. Most of our support services are accessible online, allowing users to access these services at a time and in a manner that is convenient to them. We believe that a strong and reliable support network is as important to maintaining learner motivation and commitment as the knowledge and engagement of our faculty. In FlexPath, a similar average number of learners are served in each course, but the faculty focus is on assessing competency demonstrations and providing rich formative feedback through the assessment process.

In addition to these traditional components of academic quality, our teaching approach and the online format of our programs offer several features that enrich the learning experience for our primarily professional adult learners:

Low learner to faculty ratio. Our credit-bearing courses average about 17 learners, providing each learner the opportunity to interact directly with our faculty and to receive individualized feedback and attention. By ensuring each learner is encouraged to actively participate, the instructor is better enabled to evaluate the learner’s understanding of course material, which we believe strengthens the academic quality of our programs.

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

Time efficiency. While many campus-based learners are required to spend time commuting, parking, or otherwise navigating a large campus, our online learning format enables our learners to focus their time on course assignments and discussions. In addition, we design our programs and courses to achieve the most efficient time to completion. Our FlexPath option further optimizes the potential for efficiency with its self-paced design and elimination of pre-determined learning activities. This allows learners to prepare, submit and complete their assessments when they are ready, rather than on the course’s schedule. The FlexPath approach enables learners to quicken or slow their pace as they see fit.

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

Curricula
Our program offerings cover five markets: public service leadership, nursing and health sciences behavioral health and human services, business, management and technology, and education. At December 31, 2014, we offered 43 academic programs with 145 specializations within these markets:

Public Service Leadership
Doctor of Philosophy in Human Services	Master of Science in Human Services
Multidisciplinary Human Services	Multidisciplinary Human Services
Nonprofit Management and Leadership	Social and Community Services
Social and Community Services	Master of Nonprofit Management and Leadership (MNML)
Doctor of Philosophy in Public Safety	Master of Science in Public Safety
Emergency Management	Criminal Justice
Criminal Justice	Emergency Management

Nursing and Health Sciences
Doctor of Public Administration (DPA)	Master of Science in Nursing
General Public Administration	General Nursing
Doctor of Health Administration (DHA)	Nurse Educator
General Health Administration	RN-to-MSN Nurse Educator
Health Care Leadership	RN-to-MSN General Nursing
Health Policy and Advocacy	RN-to-MSN Nursing Informatics
Doctor of Public Health (DrPH)	RN-to-MSN Nursing Leadership and Administration
Epidemiology	Nursing Informatics
Health Advocacy and Leadership	Nursing Leadership and Administration
Doctor of Nursing Practice (DNP)	Diabetes Nursing
Master of Public Administration (MPA)	RN to MSN Diabetes Nursing
General Public Administration	Master of Public Health (MPH)
Master of Health Administration (MHA)	General Public Health
General Health Administration	Health Management and Policy
Health Care Operations	Social and Behavioral Sciences
Health Care Leadership	Doctor of Philosophy in Human Services
Health Care Informatics	Health Care Administration
Master of Science in Human Services	Doctor of Philosophy in Nursing Education
Gerontology
Social and Behavioral Sciences
Doctor of Philosophy in Counselor Education and Supervision	Master of Science in Marriage and Family Counseling/Therapy
General Counselor Education and Supervision	General Marriage and Family Counseling/Therapy
Doctor of Philosophy in Advanced Studies in Human Behavior	Master of Science in Mental Health Counseling
General Advanced Studies in Human Behavior	General Mental Health Counseling
Doctor of Psychology (PsyD)	Master of Science in Psychology
Clinical Psychology	Applied Behavior Analysis
Doctor of Philosophy in Psychology	Child and Adolescent Development
General Psychology	Clinical Psychology
Addiction Psychology	Counseling Psychology
Industrial/Organizational Psychology	General Psychology (FlexPath option available)
Educational Psychology	Sport Psychology
Doctor of Psychology in School Psychology	Educational Psychology
Doctor of Social Work	Evaluation, Research, and Measurement
General Social Work	School Psychology
Master of Science in Addiction Counseling	Industrial/Organizational Psychology (FlexPath option available)
General Addiction Counseling	Leadership Coaching Psychology
Master of Science in School Counseling	Master of Science in Studies in Human Behavior
General School Counseling	General Studies in Human Behavior

Business and Technology
Doctor of Business Administration	Master of Business Administration
Business Intelligence	Accounting
Global Operations and Supply Chain Management	Finance
Strategy and Innovation	Business Intelligence (FlexPath option available)
Finance	Entrepreneurship (FlexPath option available)
Marketing	General Business Administration (FlexPath option available)
Accounting	Global Operations and Supply Chain Management
Human Resource Management	Human Resource Management (FlexPath option available)
Information Technology Management	Information Technology Management
Leadership	Project Management (FlexPath option available)
Project Management	Marketing
Doctor of Philosophy in Business Management	Health Care Management (FlexPath option available)
Accounting	Master of Science in Information Systems and Technology Mgmt.
General Business Management	General Information Systems and Technology Management
Finance	(FlexPath option available)
Human Resource Management	Project Management
Information Technology Management	Master of Science in Human Resources Management
Leadership	General Human Resource Management
Marketing	Master of Science in Leadership
Project Management	General Leadership
Management Education	Doctor of Philosophy in Information Technology
Strategy and Innovation	General Information Technology
Master of Science in Information Assurance and Security	Information Assurance and Security
Specialization in Digital Forensics	Information Technology Education
Specialization in Network Defense	Project Management

Undergraduate Studies
Bachelor of Science in Business	Bachelor of Science in Psychology
Accounting	General Psychology (FlexPath option available)
Business Administration (FlexPath option available)	Bachelor of Science in Nursing (BSN)
Finance	RN-to-BSN Completion
Human Resource Management (FlexPath option available)	Bachelor of Science in Public Safety
Management and Leadership (FlexPath option available)	Criminal Justice
Marketing	Emergency Management
Project Management (FlexPath option available)	Homeland Security
Health Care Management (FlexPath option available)
Bachelor of Science in Information Technology
General Information Technology (FlexPath option available)
Information Assurance and Security
Project Management
Health Information Technology

Education
Doctor of Education (EdD)	Doctor of Philosophy in Education (PhD)
Education Leadership and Management	Curriculum and Instruction
Reading and Literacy	Instructional Design for Online Learning
Curriculum and Instruction	K-12 Studies in Education
Adult Education	Leadership in Educational Administration
Education Specialist (EdS)	Special Education Leadership
Curriculum and Instruction	Leadership for Higher Education
Leadership in Educational Administration	Postsecondary and Adult Education
Master of Science in Higher Education	Professional Studies in Education
Adult Education	Training and Performance Improvement
Integrative Studies
Higher Education Leadership and Administration
Master of Science in Education
Curriculum and Instruction
Early Childhood Education
English Language Learning and Teaching
K-12 Studies in Education
Leadership in Educational Administration
Reading and Literacy
Special Education Teaching
Instructional Design for Online Learning
Training and Performance Improvement

Our credit hour courses are offered on a quarterly academic schedule, which generally coincides with calendar quarters. We offer new learners in most programs the flexibility to begin the first course in their program of study at the beginning of any month. These learners then enroll in subsequent courses on a regular quarterly course schedule. Depending on the program, learners generally enroll in one to two courses per quarter. Each course has a designated start date, and the majority of our courses last for ten weeks.

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

The primary exception to our online format is for doctoral learners and for certain master’s degree candidates pursuing professional licenses. These learners participate in periodic residential colloquia, year-in-residencies, supervised practica and internships as a complement to their courses. Colloquia typically lasts from three to 42 days and is required, on average, once per year for learners in applicable programs. The supervised practica and internships vary in length based on the program in which the learner is enrolled.

We also offer certificate programs, which consist of a series of courses focused on a particular area of study, for learners who seek to enhance their skills and knowledge. Online certificate courses can be taken to prepare for a graduate degree program or on a stand-alone basis. The duration of our certificate programs ranges from two quarters to approximately two years.

In 2013, Capella University introduced FlexPath, a new direct assessment degree delivery program. Under the FlexPath model, degree programs are constructed around the direct assessment of demonstrated competencies and the application of learning. FlexPath is a self-paced style of program without the conditions of pre-set deadlines where learners can move quickly through more familiar areas of study and more slowly through areas they are less familiar with as they grasp new concepts and skills. The Department of Education has approved the Company's term based and non-term based FlexPath offerings for eligibility to receive federal financial aid under Title IV programs.

Faculty & Other Employees
We seek to hire faculty who have teaching and/or practitioner experience in their particular discipline and who possess significant and appropriate academic credentials. As of December 31, 2014, approximately 86% of our faculty members have a doctoral degree. We provide significant training to new faculty members, including an online development program focused on the Capella way of effective online teaching, our educational philosophy, teaching expectations and our online platform, prior to offering a teaching assignment. In addition, we provide professional development and training for all faculty members on an ongoing basis. To evaluate the performance of our faculty members, we regularly monitor courseroom activity and assess both learner satisfaction with the courseroom experience and learner performance against course outcomes.

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

We also employ non-faculty staff in university services, academic advising and academic support, enrollment services, university administration, financial aid, information technology, human resources, finance and other administrative functions. As of December 31, 2014, we employed 2,944 faculty and non-faculty staff. None of our employees is a party to any collective bargaining or similar agreement with us.

Learner Support Services
The learner support services we provide to all learners include:

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

Capella University Library services. We provide learners with online access to the Capella University Library. Learners have 24-hour access to library databases, instructional guides, and tutorials, as well as email, chat, phone, and fax access to all librarians and other staff during certain time periods. Access to resources is primarily provided through Summon, a web discovery tool that indexes Capella Library’s database content and 360 Link, an index of all of the Library’s journals and e-books by title. The Library provides online access to a comprehensive collection of scholarly and professional resources and print materials through the InterLibrary Loan (ILL) service. Learners may request books, book chapters, articles, and other resources held by other universities nationwide using our InterLibrary Loan (ILL) service. Articles and book chapters are sent via email at no charge and books are sent via FedEx with a return postage mailer. The ILL service is provided through Capella Library’s partnership with MLibrary at the University of Michigan, InfoNOW at the University of Minnesota, and through direct purchase partners.

The digital collections of the Capella Library include databases, full text journals, electronic books, full text dissertations, and millions of company records. Capella University Library provides links to local academic and public libraries, health libraries, and federal depositories. A few of the services provided by the Capella University Library includes online tutorials, webinars, and Library Research Guides. Librarians and reference technicians offer assistance on research assignments, teach effective search strategies to enhance research skills, and provide dissertation literature review consultations. Specific librarian liaisons in the library attend each graduate colloquia where they are available for one on one consultations and also provide drop-in library orientation information sessions.

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

Marketing
We engage in a range of relationship-based marketing activities to build the Capella brand, differentiate us from other educational providers, increase awareness and consideration with prospective learners, generate inquiries for enrollment, remind and motivate current learners to re-register each quarter, and stimulate referrals from current learners and graduates. These marketing activities include Internet, television, print, radio, email, social media and direct mail advertising campaigns. Other marketing activities include supportive outreach to current learners, participation in seminars and trade shows, and development of key marketing relationships with corporate, healthcare, armed forces, government, and educational organizations. Online advertising (display, social, mobile, search and through aggregators) currently generates our largest volume of inquiries from prospective learners.

Enrollment
As of the last day of classes in the quarter ended December 31, 2014, our enrollment was 36,309 learners. Of the learners who responded to our demographic survey, approximately 75% were female and approximately 54% were people of color. Our learner population is geographically distributed primarily throughout the United States. Our end of period enrollments as of December 31, 2014 increased 2.5% percent compared to December 31, 2013, making 2014 our first year of total enrollment growth since 2010. Total enrollment growth was driven primarily by favorable levels of new enrollment growth and persistence improvements.

The following summarizes our learners as of the last day of the quarter ended December 31, 2014:

	Total Enrollment
	Number of Learners	Percent of Total
Doctoral	10,100	27.8%
Master’s	15,700	43.2%
Bachelor’s	9,500	26.2%
Other	1,009	2.8%
Total	36,309	100.0%

Tuition and Fees
Our tuition rates vary by type and length of program and by degree level, such as doctoral, master’s or bachelor’s. For all learners in our credit hour master’s and bachelor’s programs, tuition is charged on a per course basis. Prices per course for credit hour programs ranged from approximately $1,400 to $2,600 for the 2014-2015 academic year (the academic year that began in July 2014) and from $1,200 to $2,500 for the 2013-2014 academic year (the academic year that began in July 2013). The price of the course varies based upon the number of credit hours, the degree level of the program, and the discipline. For FlexPath learners, tuition is priced at a fixed amount per quarter. Tuition for learners seeking a bachelor's degree through FlexPath is priced at a quarterly amount of $2,000, and tuition for learners enrolled in master's level programs through FlexPath is priced at $2,200 per quarter.

The majority of doctoral programs are priced at a fixed quarterly amount ranging from approximately $4,300 to $4,700 per learner for the 2014-2015 academic year and from $4,300 to $4,700 per learner for the 2013-2014 academic year, regardless of the number of courses in which the learner was registered. For select doctoral programs, tuition is charged on a per course basis. Prices per course ranged from $2,600 to $4,400 for the 2014-2015 academic year and from $1,900 to $4,300 for the 2013-2014 academic year.

“Other” in the enrollment table above refers primarily to certificate-seeking learners. Certificate programs generally consist of four courses, and the price of a course depends on the number of credit hours and the discipline. Prices per course in certificate programs generally ranged from approximately $1,500 to $2,600 for the 2014-2015 academic year and from $1,500 to $2,500 for the 2013-2014 academic year.

Tuition increases are specific to the program specialization and depend on market conditions, program differentiation or changes in operating costs that have an impact on price adjustments of individual programs or specializations. Capella University implemented a weighted average tuition increase of 2.6% for the 2014-2015 academic year. The University’s website, www.capella.edu, provides additional details regarding tuition costs and credits required by individual degree. These program costs will vary by learner based upon the program and specialization selected, the number of courses taken per quarter and the number of transfer credits earned at other institutions.

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

•	Corporate, healthcare and federal relationships with more than 500 large and mid-size organizations.

•	Educational relationships that encourage graduates of nearly 300 community colleges to enroll in our undergraduate programs, and faculty and administrators to enroll in our graduate programs.

As of December 31, 2014, approximately 24% of our learners received a discount in connection with these programs.

Throughout the past several years, we expanded and refined our offering of learner success scholarships under a variety of different programs, to promote affordability and encourage learners to remain enrolled. Learners must meet admission requirements, and enroll and apply within certain timeframes to receive the scholarships, which are generally awarded over a period of four to eight consecutive quarters. As of December 31, 2014, approximately 14% of our learners received a Capella awarded scholarship.

Technology
Capella University provides learners and faculty members a secure, web-based technology environment through which they can learn about our offerings, access courses and support resources, utilize self-service tools, and engage in a private social network for academic collaboration and professional growth. This environment supports our structured, credit bearing programs as well as our FlexPath direct assessment offerings. The University captures and stores comprehensive data across the lifecycle of our learners and embraces analytics to create differentiation and value.

Online courseroom. The University is a leader in competency-based learning and provides the instructional content of each course, along with tools to facilitate course discussions, assessments, grading and submission of assignments, through our online courseroom environment. We operate the Blackboard Learn System as our online courseroom platform. Through this platform, Capella supports more than 1,740 online courses each quarter.

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

Service-oriented architecture. Data from each of Capella’s primary technology platforms – the Blackboard Learn System, the Liferay Portal, and the PeopleSoft Enterprise Resource Planning system – is shared through a custom-built service oriented architecture. Capella uses this architecture to build integrated, personalized learning and service applications for learners and faculty, which are then accessed through our portal and the Blackboard Learn System.

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

Information security. Capella has an information security program that includes leadership, tools, processes, and training. To protect our information assets, Capella’s information security practices are designed to reduce information security and IT risks, respond to incidents, establish appropriate standards and controls, and establish, implement, and maintain information security policies and procedures. These practices include an education and training program on information security and privacy matters for employees and external stakeholders.

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

Visitor Center. The Visitor Center provides a fully responsive, engaging and exploration-friendly experience in which potential learners can acquaint themselves with our value proposition and key offerings. The site also provides prospective learners with a personalized path to get the right information at the right time in their decision making cycle and enables them to ascertain their readiness to enroll in one of our programs.

Intellectual Property
Intellectual property is important to our business. We rely on a combination of copyrights, trademarks, service marks, trade secrets, agreements with third parties, and confidentiality agreements and practices to protect our proprietary rights. In many instances, our course content is produced for us by faculty and other content experts under work for hire agreements pursuant to which we own the course content in return for a fixed development fee. In certain limited cases, we license course content from a third party on a royalty fee basis.
We own many registered and unregistered trademarks for use in our business. We have trademark or service mark registrations and pending applications in the U.S. and select foreign jurisdictions, including “CAPELLA,” “CAPELLA EDUCATION

COMPANY,” “CAPELLA UNIVERSITY,” "SOPHIA," and certain distinctive logos, along with various other trademarks and service marks related to our specific offerings. We also own domain name rights to “www.capellaeducationcompany.com,” “www.capellaeducation.com,” “www.capella.edu,” “www.capellauniversity.edu,” "www.capellaresults.com,"www.rdi.co.uk," and "www.sophia.org," as well as other words and phrases important to our business.

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

REGULATORY ENVIRONMENT
Learners attending Capella University finance their education through a combination of individual resources, corporate reimbursement programs and federal financial aid programs. Capella University participates in the federal student financial aid programs authorized under Title IV. For the year-ended December 31, 2014, approximately 77% of our revenues (calculated on a cash basis) were derived from Title IV programs. In connection with a learner’s receipt of federal financial aid, we are subject to extensive regulation by the Department of Education, state education agencies and our accrediting agency, The Higher Learning Commission of the North Central Association of Colleges and Schools. In particular, the Title IV programs, and the regulations issued thereunder by the Department of Education, subject us to significant regulatory scrutiny in the form of numerous standards that we must satisfy to participate in the federal student financial aid programs. To participate in Title IV programs, a school must be:

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

Accreditation
Capella University has been institutionally accredited since 1997 by The Higher Learning Commission of the North Central Association of Colleges and Schools, a regional accrediting agency recognized by the Secretary of the Department of Education. In January 2015, Capella University’s accreditation with the Higher Learning Commission was reaffirmed. The re-affirmation enables Capella University to continue to participate in Title IV programs. The next reaffirmation of accreditation will take place in 2022-2023. Accreditation is a non-governmental system for recognizing educational institutions and their programs for learner performance, governance, integrity, educational quality, faculty, physical resources, administrative capability and resources, and financial stability. In the United States, this recognition comes primarily through private voluntary associations that accredit institutions and programs of higher education. To be recognized by the Secretary of the Department of Education, accrediting agencies must adopt specific standards for their review of educational institutions. These associations, or accrediting agencies, establish criteria for accreditation, conduct peer-review evaluations of institutions and professional programs for accreditation and publicly designate those institutions that meet their criteria. Accredited schools are subject to periodic review by accrediting agencies to determine whether such schools maintain the performance, integrity and quality required for accreditation.

The Higher Learning Commission is the same accrediting agency that accredits such universities as Northwestern University, the University of Chicago, the University of Minnesota and other degree-granting public and private colleges and universities in its region (namely, the States of Arizona, Arkansas, Colorado, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, New Mexico, North Dakota, Ohio, Oklahoma, South Dakota, West Virginia, Wisconsin, and Wyoming).

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

In addition to Minnesota, Capella University is licensed or authorized to operate or certified to offer degree programs in the following states: Alabama, Arizona, Arkansas, Florida, Georgia, Iowa, Kansas, Kentucky, Louisiana, Maryland, Nevada, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Washington, West Virginia, Wisconsin, and Wyoming. We are formally licensed or authorized to operate in these states because we have determined that our activities in each state constitute a presence that requires licensure or authorization by these states' higher educational agencies. In some cases, the licensure or authorization is only for specific programs or specific activities. Because we enroll learners from each of the 50 states, as well as the District of Columbia, and because we may undertake activities in other states that constitute a presence or otherwise subject us to the jurisdiction of the respective state educational agency, we may, from time to time, need to seek licensure or authorization to operate in additional states. Additionally, state regulations in states in which we are not licensed may limit certain of our activities, such as residencies and internships in programs requiring those experiences.

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

Due to varying requirements for professional licensure in each state, Capella University’s catalog and web site inform learners of the risks associated with obtaining professional licensure and more specifically states that (1) Capella University makes no representation or guarantees that completion of any educational program ensures that the learner will be able to obtain individual professional licensure or certification, and (2) learners are solely responsible for determining and complying with state, local, or professional licensure and certification requirements.

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

Capella University learners receive loans and grants to fund their education primarily under the Federal Direct Loan Program (FDLP) and the Federal Pell Grant (Pell) Title IV programs. In 2014, approximately 77% of our revenues (calculated on a cash basis) were derived from tuition financed under Title IV federal financial aid.

•FDLP. Under the FDLP, the Department of Education, rather than a private lender, makes loans to learners. In 2014, approximately 74% of our revenues (calculated on a cash basis) were derived from the FDLP. Effective July 1, 2010, with the discontinuation of the Federal Family Education Loan Program (FFELP), the vast majority of our learners rely on FDLP loans to fund their programs.

•Pell Grants. Under the Pell program, the Department of Education awards grants to bachelor’s learners who demonstrate financial need. In 2014, approximately 3% of our revenues (calculated on a cash basis) were derived from the Pell program.

Certain learners are eligible to receive funds from educational assistance programs administered by the U.S. Department of Veterans Affairs through the Minnesota Department of Veterans Affairs. Some Capella University learners finance all or a portion of their own education or receive full or partial tuition reimbursement from their employers. Finally, eligible learners can also access private loans through a number of different lenders for funding at current market interest rates. For the year-ended December 31, 2014, less than one percent of our learners utilized private loans, and less than one percent of our revenue was derived from private loans.

Regulation of Federal Student Financial Aid Programs
To be eligible to participate in Title IV programs, an institution must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education. An institution must, among other things, be licensed or authorized to offer its educational programs by the state within which it is physically located (in our case, Minnesota), and where its activities require an approval to operate, and maintain institutional accreditation by a recognized accrediting agency. Capella University is fully certified through June 30, 2020 to participate in the Title IV programs.

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

Significant factors relating to Title IV programs that could adversely affect us include the following:

Congressional Action. Congress reauthorizes the Higher Education Act approximately every five to eight years. Congress most recently reauthorized the Higher Education Act in 2008. The reauthorized Higher Education Act continued all of the Title IV programs in which we participate, but made numerous revisions to the requirements governing the Title IV programs, including provisions relating to the relationships between institutions and lenders that make student loans, student loan default rates, and the formula for revenue that institutions are permitted to derive from the Title IV programs. In addition, further rulemaking by the Department of Education may impose additional requirements on institutions that participate in Title IV programs. Committee leadership of both the U.S. House of Representatives and Senate began reauthorization hearings in the latter half of 2013. Existing programs and participation requirements are subject to change in this process. Additionally, funding for the student financial assistance programs may be impacted during appropriations and budget actions.

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

The Department of Education evaluates institutions on an annual basis for compliance with specified financial responsibility standards utilizing a complex formula that uses line items from the institution’s audited financial statements. The standards focus on three financial ratios: (1) equity ratio (which measures the institution’s capital resources, financial viability and ability to borrow); (2) primary reserve ratio (which measures the institution’s ability to support current operations from expendable resources); and (3) net income ratio (which measures the institution’s ability to operate at a profit or within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without the need for further federal oversight. We have applied the financial responsibility standards to our Capella University audited financial statements as of and for the years ended December 31, 2013 and 2012, and calculated a composite score of 3.0 for both years, which is the maximum score attainable. We therefore believe that we meet the Department of Education’s financial responsibility standards. We will finalize our composite score as of and for the year-ended December 31, 2014 in early 2015, and expect to meet the composite score requirements. If the Department of Education were to determine that we did not meet the financial responsibility standards due to a failure to meet the composite score or other factors, we could establish financial responsibility on an alternative basis by, among other things:

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

The “90/10 Rule.” A requirement of the Higher Education Act commonly referred to as the “90/10 Rule,” applies only to “proprietary institutions of higher education,” which includes Capella University. Under the 2008 reauthorization of the Higher Education Act, effective upon the date of the law’s enactment, an institution is subject to loss of eligibility to participate in the Title IV programs if, on a cash accounting basis, it derives more than 90% of its fiscal year revenue, for two consecutive fiscal years, from Title IV program funds. An institution whose rate exceeds 90% for any single fiscal year will be placed on provisional certification for at least two fiscal years and may be subject to other conditions specified by the Secretary of Education. For the year-ended December 31, 2014, we derived approximately 77% of our revenues (calculated on a cash basis) from Title IV program funds.

Student Loan Defaults. Under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all of the Title IV programs if defaults on the repayment of federally guaranteed student loans by its learners exceed certain levels. For each federal fiscal year, a rate of student defaults (known as a “cohort default rate”) is calculated for each institution with 30 or more borrowers entering repayment in a given federal fiscal year by determining the rate at which borrowers who become subject to their repayment obligation in that federal fiscal year default by the end of the second federal fiscal year. For such institutions, the Department of Education calculates a single cohort default rate for each federal fiscal year that includes in the cohort all current or former student borrowers at the institution who entered repayment on any FFELP Stafford loans or FDLP loans during that year.

To remain eligible to participate in Title IV programs, an educational institution's student loan cohort default rates must remain below certain specified levels. Under current regulations, an educational institution will lose its eligibility to participate in Title IV programs if its three-year measuring period student loan cohort default rate equals or exceeds 30% for three consecutive cohort years, or 40% for any given year. Capella University's three-year cohort default rates for the 2011, 2010, and 2009 cohorts are 13.0%, 10.9%, and 9.7% respectively. The increase is primarily due to the overall economic environment, and a slight increase in the percentage of Capella University learners enrolled in a bachelor's program, who generally have a higher default rate compared to graduate learners. The average cohort default rates for proprietary institutions nationally were 19.1% and 21.8% in fiscal years 2011 and 2010 respectively.

The cohort default rate requirements were modified by the Higher Education Opportunity Act enacted in August 2008 to increase by one year the measuring period for each cohort. Starting in September 2012, the Department of Education published the official three-year cohort default rates in addition to the two-year rates, beginning with the 2009 cohort, and two-year cohort default rates were no longer calculated following the release of the 2011 two-year rates.

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

Gainful Employment. The Department of Education published a Notice of Proposed Rulemaking on March 25, 2014. The proposed rule applies to all Gainful Employment (GE) programs, which include non-degree programs at public and private non-profit institutions, and all programs offered by for-profit institutions. The proposed rule was similar to the draft language last discussed at the third negotiated rulemaking committee session in December 2013. The draft rule established two “accountability metrics” that GE programs must satisfy in order to remain eligible for Title IV federal student aid, specifically debt to earnings (DTE) ratios and programmatic cohort default rate (pCDR) thresholds. Unlike the accountability metrics in the Department of Education’s previous GE rule, the accountability metrics under the Department of Education's draft proposal operate independently from one another. Consequently, in order for a GE program to maintain its Title IV eligibility under the proposed rule, it must satisfy both the DTE and pCDR requirements. The proposed rule also required institutions to provide certifications and disclosures regarding a GE program’s satisfaction of programmatic accreditation and state licensure requirements. Additionally, the proposed rule includes requirements for the reporting of student and program data by institutions to the Department of Education, and expands the disclosure requirements that have been in effect since July 1, 2011. The rule further made other conforming and technical revisions to the Title IV program participation agreement and related regulations. The rule closed for public comment on May 25, 2014, and the Department of Education issued a Final Rule on October 31, 2014.

The most significant change reflected by the Final Rule is the application of a single “accountability metric,” rather than two metrics as in the earlier proposed rule. The Final Rule abandons the previously proposed Programmatic Cohort Default Rate (“pCDR”) metric for purposes of a GE program’s Title IV student aid eligibility, instead adding the pCDR to the multitude of required GE program disclosures, and instead will assess continued eligibility of GE programs solely by their performance against the following Debt-to-Earnings (“DTE”) measures:

Pass: Programs whose graduates have annual loan payments less than 8% of total earnings, OR less than 20% of discretionary earnings.

“Zone”: Programs that do not pass and whose graduates have annual loan payments between 8% and 12% of total earnings, OR between 20% and 30% of discretionary earnings.

Fail: Programs whose graduates have annual loan payments greater than 12% of total earnings AND greater than 30% of discretionary earnings.

Ineligible: Programs that fail in 2 out of any 3 consecutive years OR have a combination of zone and failing DTE rates for four consecutive years for which DTE rates are calculated.

Earnings are calculated by the Department using Social Security Administration data. Earnings information is then aggregated and made available to institutions. The Department has stated that they will receive SSA earnings data in early 2016 and will release to institutions by mid-2016. Without access to this data institutions cannot predict the impact to individual programs.

If a program fails or is in the zone for draft DTE rates during the transition period, the Department will calculate transitional draft DTE rates using the median loan debt of the students who completed the program during the most recently completed award year (2014-2015) and the earnings used to calculate the draft DTE rates. The final DTE rate for purposes of any sanctions will be the lower of the draft or transitional DTE rate. The transition period is 5 years for programs with durations of 1 year or less, 6 years for programs between 1 and 2 years in length, and 7 years for programs of more than 2 years.
If a GE program could become ineligible in the subsequent award year based on its DTE metrics, the institution is required to inform students and prospective students that the program could lose Title IV eligibility. The warning must state that the program has not passed standards established by the Department, based on amounts students borrow for enrollment in the program and their reported earnings. The warning must also inform students that if the program does not pass the standards in the future, students who are then enrolled may not be able to use federal student grants or loans to pay for the program. The Final Rule also requires institutions to provide certifications regarding a GE program’s satisfaction of programmatic accreditation and state licensure requirements. The final rule expands the currently required disclosures for GE programs. Beginning January 1, 2017, institutions will be required to provide these disclosures for each GE program through an updated template provided by the Department. The Final Rule becomes effective July 1, 2015.

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

Eligibility and Certification Procedures. Each institution must apply to the Department of Education for continued certification to participate in Title IV programs at least every six years, or when it undergoes a change of control, and an institution may come under the Department of Education’s review when it expands its activities in certain ways, such as opening an additional location or, in certain cases, when it modifies academic credentials that it offers. Capella University is fully certified through June 30, 2020 to participate in the Title IV programs. Our recertification process is described more fully in the section “Regulatory Environment–Regulation of Federal Student Financial Aid Programs.”

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
In 2014, Capella University derived approximately 77% of its revenues (calculated on a cash basis) from Title IV programs, administered by the U.S. Department of Education. A significant percentage of our learners rely on the availability of Title IV program funds to cover their cost of attendance at Capella University and related educational expenses.

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

The regulations, standards and policies of the various regulatory agencies frequently change and are subject to interpretative uncertainty, particularly where they are crafted for traditional schools rather than our on-line academic delivery model. Changes in, or new interpretations of, applicable laws, regulations, or standards could have a material adverse effect on our accreditation, authorization to operate in various states, permissible activities, receipt of funds under Title IV programs, or costs of doing business. We cannot predict how all of the requirements applied by these agencies will be interpreted or whether we will be able to comply with these requirements in the future.

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

•
Transfer us from the U.S. Department of Education's advanced system of receiving Title IV program funds to its reimbursement system, under which a school must disburse its own funds to learners and document the learners' eligibility for Title IV program funds before receiving such funds from the U.S. Department of Education;

•	Subject us to other civil or criminal penalties; and/or

•	Subject us to other forms of censure.

In addition, in some circumstances of noncompliance or alleged noncompliance, we may be subject to lawsuits including qui tam lawsuits under the Federal False Claims Act or various, similar, state false claim statutes. In these actions, private plaintiffs seek to enforce remedies under the Federal False Claims Act on behalf of the federal government and, if successful, are entitled to recover their costs and to receive a portion of any amounts recovered by the federal government in the lawsuit. These lawsuits can be prosecuted by a private plaintiff in respect of some action taken by us, even if the Department of Education does not agree with plaintiff's theory of liability. We could incur significant legal expenses defending ourselves against any such claims, and an adverse resolution of any future lawsuits could have an effect on our operating results and growth prospects.

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
The U.S. Department of Education has additionally promulgated or engaged in rulemaking on substantive matters in the past three years that impact our business, including the following:

Effective during 2014:

•	Final gainful employment regulations were published by the Department of Education with the final rule issued on October 31, 2014. These regulations go into effect on July 1, 2015.

•
A negotiated rulemaking committee was convened by the Department of Education in February 2014 to focus on the following issues: cash management of funds provided under the Title IV Federal Student Aid programs, including the use of debit cards and the handling of Title IV credit balances; state authorization for programs offered through distance education or correspondence education; state authorization for foreign locations of institutions located in a State; clock to credit hour conversion; definition of “adverse credit” for borrowers in the Federal Direct PLUS Loan Program; and application of the repeat coursework provisions to graduate and undergraduate programs.

•
On August 8, 2014, the Department of Education published a Notice of Proposed Rulemaking (NPRM) on the definition of “adverse credit” for borrowers in the Federal Direct PLUS Loan Program. The NPRM reflects agreed upon language established by the negotiated rulemaking committee. A final rule was published on October 23, 2014 and will become effective on July 1, 2015. No other NPRMs from this round of negotiated rulemaking have been issued.

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

Failure to comply with U.S. Department of Education rules regarding incentive compensation could result in monetary penalties and sanctions.
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

Our failure to comply with state authorization requirements or other regulations of various states could result in actions that would have a material adverse effect on our enrollments, revenues and results of operations.
We must be authorized to operate or otherwise certified to enroll students by the appropriate postsecondary regulatory authority in each state where we conduct activities that require authorization, or be exempt from such regulatory authorization, usually based on recognized accreditation. As of December 31, 2014, in addition to Minnesota, Capella University is licensed or authorized to operate or certified to offer degree programs in the following states: Alabama, Arizona, Arkansas, Florida, Georgia, Iowa, Kansas, Kentucky, Louisiana, Maryland, Nevada, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Washington, West Virginia, Wisconsin, and Wyoming. We are formally licensed or authorized to operate in these states because we have determined that our activities in each state constitute a presence that requires licensure or authorization by these states' higher educational agencies. In some cases, the licensure or authorization is only for specific programs or specific activities. Because we enroll learners from each of the 50 states, as well as the District of Columbia, and because we may undertake activities in other states that constitute a presence or otherwise subject us to the jurisdiction of the respective state educational agency, we may, from time to time, need to seek licensure or authorization to operate in additional states. Additionally, state regulations in states in which we are not licensed may limit certain of our activities, such as residencies and internships in programs requiring those experiences. If we lose any of our approvals or experience a delay in obtaining or cannot obtain these approvals or evidence such approvals are not necessary, we may be unable to enroll learners in impacted states, and our business could be materially and adversely impacted.

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

Failure to comply with new U.S. Department of Education rules regarding Gainful Employment could result in significant adverse consequences, including ineligibility for our learners to participate in Title IV programs.
Under the Higher Education Act, as reauthorized, proprietary schools are generally eligible to participate in Title IV programs only in respect of educational programs that lead to “gainful employment in a recognized occupation.”

In connection with this requirement, proprietary postsecondary institutions are required to disclose to prospective students each eligible program’s recognized occupations, cost, completion rate, job placement rate, and median loan debt of program completers. These reporting requirements increase our costs of operations and could adversely impact student enrollment, persistence and retention if our reported program information compares unfavorably with other reporting educational institutions.

On October 31, 2014, the U.S. Department of Education issued a Final Rule specifically on the topic of gainful employment. The Final Rule applies to all Gainful Employment programs, which include all programs offered by for-profit institutions. Under the Final Rule, the continued eligibility of Gainful Employment programs to participate in Title IV programs will be based on the programs’ performance against the following Debt-to-Earnings (DTE) measures:

•	Pass: Programs whose graduates have annual loan payments less than 8% of total earnings, OR less than 20% of discretionary earnings.

•	“Zone”: Programs that do not pass and whose graduates have annual loan payments between 8% and 12% of total earnings, OR between 20% and 30% of discretionary earnings.

•	Fail: Programs whose graduates have annual loan payments greater than 12% of total earnings AND greater than 30% of discretionary earnings.

•	Ineligible: Programs that fail in 2 out of any 3 consecutive years OR have a combination of zone and failing DTE rates for four consecutive years for which DTE rates are calculated.

Earnings are calculated by the Department using Social Security Administration (SSA) data. Earnings information is then aggregated and made available to institutions. The Department has stated that they will receive SSA earnings data in early 2016 and will release to institutions by mid-2016. Without access to this data institutions cannot predict the impact to individual programs.

If a program fails or is in the zone for draft DTE rates during the transition period, the Department will calculate transitional draft DTE rates using the median loan debt of the students who completed the program during the most recently completed award year (2014-2015) and the earnings used to calculate the draft DTE rates. The final DTE rate for purposes of any sanctions will be the lower of the draft or transitional DTE rate. The transition period is five years for programs with durations of one year or less, six years for programs between one and two years in length, and seven years for programs of more than two years.

If a GE program could become ineligible in the subsequent award year based on its DTE metrics, the institution is required to inform students and prospective students that the program could lose Title IV eligibility. The warning must state that the program has not passed standards established by the Department, based on amounts students borrow for enrollment in the program and their reported earnings. The warning must also inform students that if the program does not pass the standards in the future, students who are then enrolled may not be able to use federal student grants or loans to pay for the program. The Final Rule also requires institutions to provide certifications regarding a GE program’s satisfaction of programmatic accreditation and state licensure requirements, effective as of December 31, 2015 as part of the program participation agreement with the Department of Education. The final rule also expands the currently required disclosures for GE programs. Beginning January 1, 2017, institutions will be required to provide these disclosures for each GE program through an updated template provided by the Department. The Final Rule becomes effective July 1, 2015.

Under the final gainful employment regulations, the continuing eligibility of our educational programs for Title IV program funding is at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. In addition, the programmatic accreditation and licensure certification requirements are ambiguous and create uncertainty as to whether we will be able to certify certain of our programs. These factors related to the final gainful employment regulations could reduce our ability to confidently offer or continue certain types of programs for which there is market demand, and therefore would impact our ability to maintain or grow our business.

Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs, including changes applicable only to proprietary educational institutions, could reduce our learner population and increase our costs of operation.
The U.S. Congress must periodically reauthorize the Higher Education Act and annually determine the funding level for each Title IV program. The Higher Education Act was last reauthorized in 2008 by the Higher Education Opportunity Act. Changes to the Higher Education Act, including changes in eligibility and funding for Title IV programs, are likely to occur in subsequent reauthorizations, but we cannot predict the scope or substance of any such changes.

In recent years, there has been increased focus by Congress on the role that proprietary educational institutions play in higher education. We cannot predict what legislation, if any, may emanate from Congressional committee hearings or what impact any such legislation might have on the proprietary education sector and our business in particular.

Any action by Congress that significantly reduces Title IV program funding through across-the-board funding reductions, or otherwise, or materially impacts the eligibility of our institutions or students to participate in Title IV programs would have a material adverse effect on our enrollment, financial condition, results of operations and cash flows. Congressional action could also require us to modify our practices, for instance by reducing our marketing expenses or otherwise modifying our marketing practices, in ways that increase our administrative costs and reduce our enrollment and operating income.

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

Capella University is required to calculate this percentage at the end of each fiscal year; as of December 31, 2014, our percentage was approximately 77%. If an institution is determined to be ineligible to participate in Title IV programs due to the 90/10 Rule, any disbursements of Title IV program funds while ineligible must be repaid to the Department of Education.

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
To remain eligible to participate in Title IV programs, educational institutions must maintain student loan cohort default rates below specified levels. The U.S. Department of Education reviews an educational institution’s cohort default rate annually as a measure of administrative capability. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30). For each federal fiscal year, the cohort default rate is calculated for each institution with 30 or more borrowers entering repayment in a given federal fiscal year by determining the rate at which borrowers who become subject to their repayment obligation in that federal fiscal year default by the end of the second federal fiscal year. The cohort default rates are published by the Department of Education approximately 12 months after the end of the measuring period. Thus, in September 2014, the Department of Education published the three-year cohort default rates for the 2011 cohort, which measured the percentage of students who first entered into repayment during the year-ended September 30, 2011 and defaulted prior to September 30, 2013. If an institution’s three-year cohort default rate exceeds 30% for three consecutive years or 40% for any given year, it will be ineligible to participate in Title IV programs and, as a result, its students would not be eligible for federal student financial aid.

If the Department of Education suspends or terminates our certification, we would lose eligibility to participate in Title IV programs.
Capella University is fully certified through June 30, 2020 to participate in the Title IV programs. The Department of Education may also review our continued certification to participate in Title IV programs in the event we expand our activities in certain ways, such as opening an additional location or, in certain cases, if we modify the academic credentials that we offer. The Department of Education could limit, suspend or terminate our participation in Title IV programs for violations of the Higher Education Act or Title IV regulations. Title IV eligibility is critical to the continued operation of our business. If Capella University becomes ineligible to participate in Title IV federal student financial aid programs, we could not conduct our business as it is currently conducted, and it would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
Capella University is accredited by the Higher Learning Commission. The Higher Learning Commission is one of six regional accrediting agencies recognized by the Secretary of the Department of Education as a reliable indicator of educational quality. Accreditation by a recognized accrediting agency is required for an institution to become and remain eligible to participate in Title IV programs.

In January 2015, Capella University’s accreditation with the Higher Learning Commission was reaffirmed. The re-affirmation enables Capella University to continue to participate in Title IV programs. The next reaffirmation of accreditation will take place in 2022-2023.

To remain accredited, we must continuously meet HLC’s Criteria for Accreditation and Core Components relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources and financial stability. Failure to meet any of these criteria or core components could result in the loss of accreditation at the discretion of The Higher Learning Commission.

If the U.S. Department of Education ceased to recognize The Higher Learning Commission for any reason, Capella University would not be eligible to participate in Title IV programs beginning 18 months after the date such recognition ceased unless The Higher Learning Commission was again recognized or our institution was accredited by another accrediting body recognized by the U.S. Department of Education. The Higher Learning Commission’s next scheduled review by the Department of Education’s National Advisory Committee on Institutional Quality & Integrity is Spring 2015.

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

Risks Related to Our Business

If we are not able to continuously innovate our academic offerings and our business model, including to address increased competition with competency-based learning models, we will not be able to keep pace and effectively compete in the highly competitive proprietary higher education market.
Our success is built in part on our ability to innovate and adapt to quickly changing market dynamics. The pace of innovation in higher education continues to accelerate, especially with the more widespread adoption of competency-based learning models. The number of competency-based learning models, including direct assessment programs approved by the U.S. Department of Education to offer Title IV financial aid, is expected to increase in the upcoming years. As more competitors are approved to participate in such programs, competition in the market will continue to intensify. We need to continue to innovate ahead of market requirements and competitive models or our offerings may become less successful which could materially and adversely affect our business, prospects, financial condition, results of operations and cash flows.

Changes we are making to our business to enhance our ability to improve learner success may adversely affect our growth rate, profitability, financial condition, results of operations and cash flows.
In order to improve the learner experience, attract learners who are more likely to persist in our programs, and improve the persistence of new and current learners, we continue to implement a number of important changes and initiatives to transition our business to more effectively support our students and improve their educational outcomes. Certain of these enhancements may adversely impact the number of learners who enroll in our programs. Other initiatives may impact enrollments as we proactively work with learners who are not making sufficient and timely academic progress. In addition, we are investing significant resources in these learner success initiatives, which will have an impact on our business, financial condition, results of operations and cash flows, particularly in the near term.

We may experience reduced revenues and operating margins if the number of our learners enrolled in doctoral programs continues to decrease, or if our learner success initiatives are not successful.
The doctoral enrollment trends for Capella University continue to be negative. We are proactively seeking to attract doctoral enrollment through enhanced marketing, affordability and product offerings. We are also extending our learner success focus to the comprehensive and dissertation portion of the doctoral program.

Our learner success efforts include the continued optimization of the doctoral experience, including engaging learners earlier in preparation for the comprehensive and dissertation phase, leveraging analytics to personalize mentor support and effectiveness, and increasing visibility to milestone completion for learners. These changes will continue to impact total enrollment as we proactively address learners who are not making sufficient and timely academic progress in the comprehensive and dissertation phase. The nature of these interactions often results in learner success but in some cases the learners still do not obtain their intended outcome. Proactive, increased interactions with individual learners and other significant investments in doctoral initiatives will have an impact on our business, financial condition, results of operations and cash flows, particularly in the near term.

Our financial performance depends in part on our ability to keep pace with current market needs, build our brand and maintain affordability.
The updates and expansions of our existing programs and the development of new programs and specializations may not be accepted by existing or prospective learners or the employers of our graduates. If we cannot respond to changes in market requirements, our business may be adversely affected. We have shifted to a brand-driven marketing strategy in order to decrease our reliance on aggregators and improve the quality of the learners enrolling at Capella University. This shift has significantly lowered our inquiry volume, and if we are unable to maintain improvements in our conversion rates and retain enrolled learners, our business, financial condition, results of operations and cash flows would be adversely impacted.

In addition, there is increasing focus and pressure on higher education providers to improve affordability. If we are unable to keep pace with market and external expectations regarding affordability, our business, financial condition, results of operations and cash flows could be adversely impacted.

Efforts to diversify our business outside of the traditional areas served by Capella University may adversely impact our financial performance.

As we seek opportunities to expand our business and serve markets beyond those traditionally served by Capella University, including employer-based solutions, we will encounter strategic and operational challenges different than those within our core business. Additionally, investing in diversification and innovation may require significant resources and negatively impact our operating income and cash flows. If we are unable to successfully capitalize on these opportunities, our business, financial condition, results of operations and cash flows would be adversely impacted.

Certain of our programs have specialized accreditations and/or state approvals; our business may be adversely impacted if we are unable to obtain such accreditations or approvals in the future, or if such accreditations or approvals impose requirements that impact other aspects of our business.
Certain of our programs, especially at the master's and doctorate level, have specialized accreditations or program approvals which are desirable to our learners and may be important to learners obtaining licensure or certification in their chosen field of study. In addition, certain of our education-related programs are approved by the Minnesota Board of Teaching or other state higher educational oversight authorities. If we are unable to obtain or renew such accreditations or approvals in the future, our programs will be less attractive to prospective learners and our current learners in such programs will be negatively impacted. In addition, these specialized accrediting bodies or state agencies may impose requirements which adversely impact our business, such as limiting or closing enrollments to certain programs, imposing specific faculty to learner ratios or dictating the way in which we name and market related programs. These situations could adversely affect our business, financial condition, results of operations and cash flows.

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

Postsecondary education, especially in the online market, is highly competitive and becoming increasingly so as the industry is undergoing profound changes at an unprecedented rate. We compete with traditional public and private two-year and four-year colleges and other proprietary schools, as well as corporate universities and software companies providing online education and training software. In addition, we face competition from various emerging nontraditional, credit-bearing and noncredit-bearing education programs, provided by both proprietary and not-for-profit providers. Each of these competitors may offer programs similar to ours at lower tuition levels as a result of government subsidies, government and foundation grants, tax-deductible contributions and other financial sources not available to for-profit institutions. An increasing number of traditional colleges and community colleges are offering distance learning and other online education programs, including programs that are geared towards the needs of working learners. This trend has been accelerated by private companies that provide and/or manage online learning platforms for traditional colleges and community colleges. As the proportion of traditional colleges providing alternative learning modalities increases, we will face increasing competition for students from traditional colleges, including colleges with well-established reputations for excellence. As the online and distance learning segment of the postsecondary education market matures, we believe that the intensity of the competition we face will continue to increase.

This intense competition could make it more challenging for us to enroll students who are likely to succeed in our educational programs, which could adversely affect our enrollment levels and put downward pressure on our tuition rates, either of which could materially and adversely affect our business, financial condition, results of operations and cash flows.

The external demands for increased affordability will continue to impact our business. For example, as the market continues to mature, certain of our competitors have begun to reduce tuition rates or offer significant discounts in the form of grants or scholarships. Capella University, like other universities particularly in the proprietary sector, has increased our use of grants to improve learner persistence and as incentive to increase demand. Continuation of this trend will further decrease the amount of tuition we receive from learners unless we can increase persistence and/or increase our spending to pursue new market opportunities. In addition, certain of our competitors have increased their focus on markets and learners that we have historically served, and these actions could increase costs and decrease our enrollments and revenue. As Capella University seeks to strengthen its employer alignment, we face increased competition in maintaining and developing new marketing relationships with corporations and other employers, particularly as employers become more selective as to which online universities they will encourage their current employees to attend and from which online universities they will hire prospective employees. These competitive factors could adversely affect our enrollments, revenue, business, financial condition, results of operations and cash flows.

If we fail to maintain adequate systems and processes to detect and prevent fraudulent activity in learner enrollment and financial aid, our business could be adversely impacted.
As we continue to grow, we are susceptible to an increased risk of fraudulent activity by outside parties with respect to learner enrollment and student financial aid programs. While we believe past incidents of fraudulent activity have been relatively isolated, we cannot be certain that our systems and processes will always be adequate in the face of increasingly sophisticated and ever-changing fraud schemes. The potential for outside parties to perpetrate fraud in connection with the award and disbursement of Title IV program funds, including as a result of identity theft, may be heightened due to our nature as an online education provider. We must maintain systems and processes to identify and prevent fraudulent applications for enrollment and financial aid. Efforts we take to identify and prevent fraudulent applications may also impose additional processes on potential legitimate learners which could adversely affect our enrollments, revenue, business, financial condition, results of operations and cash flows.

The Department of Education requires institutions that participate in Title IV programs to refer to the Office of the Inspector General of the Department of Education any credible information indicating that any applicant, employee, third-party servicer, or agent of the institution that acts in a capacity that involves administration of the Title IV programs has been engaged in any fraud or other illegal conduct involving Title IV programs. If the systems and processes that we have established to detect and prevent fraud are inadequate, the Department of Education may find that we do not satisfy its “administrative capability” requirements. This could limit our access to, or cause us to lose, Title IV program funding, which would adversely affect our enrollment, revenues, results of operations and cash flows. In addition, our ability to participate in Title IV programs is conditioned on our maintaining accreditation by an accrediting agency that is recognized by the Secretary of Education. Any significant failure to adequately detect fraudulent activity related to learner enrollment and financial aid could cause us to fail to meet our accrediting agencies’ standards. Furthermore, under the Higher Education Act, accrediting agencies that evaluate institutions that offer distance learning programs, as we do, must require such institutions to have processes through which the institution establishes that a learner who registers for a distance education program is the same learner who participates in and receives credit for the program. Failure to meet our accrediting agencies’ standards could result in the loss of accreditation at the discretion of our accrediting agencies, which could result in a loss of our eligibility to participate in Title IV programs and would adversely affect our business, financial condition, results of operations and cash flows.

We rely on third party vendors, and the outsourcing increases our operational and compliance risk.
We rely on third party vendors to provide services to us and our learners. While we monitor and assess the service of these vendors, it is possible their service and response levels may be less than ours, and that they may not have adequate business continuity planning. In addition, using third party vendors increases compliance risk, if they do not adequately protect learners’ sensitive data or personally identifiable information, or if they do not comply with applicable federal or state regulations applicable to our business. In the event of any of those or related actions or omissions by third party vendors, our business, financial condition, results of operations and cash flows could be adversely impacted.

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
Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. Capella University collects, uses and retains large amounts of personal information regarding our learners and their families, including social security numbers, tax return information, personal and family financial data and credit card numbers. We also collect and maintain personal information of our employees in the ordinary course of our business. Some of this personal information is held and managed by certain of our vendors. Although we use security and business controls to limit access and use of personal information, circumvention of these controls could occur, and could result in a breach of learner or employee privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of learner or employee privacy.

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
Our success depends in part on our ability to protect our proprietary rights. We rely on a combination of copyrights, trademarks, service marks, trade secrets, confidentiality agreements and practices, and other agreements to protect our proprietary rights. We rely on service mark and trademark protection in the United States and select foreign jurisdictions to protect our rights to the marks “CAPELLA,” “CAPELLA EDUCATION COMPANY,” and “CAPELLA UNIVERSITY,” as well as distinctive logos and other marks associated with our services. We rely on agreements under which we obtain rights to use course content developed by faculty members and other third-party content experts. We cannot guarantee that these measures will be adequate, that we have secured, or will be able to secure, appropriate protections for all of our proprietary rights in the United States or select foreign jurisdictions, or that third parties will not infringe upon or violate our proprietary rights. Despite our efforts to protect these rights, unauthorized third parties may attempt to duplicate or copy the proprietary aspects of our curricula, online resource material and other content. Our management's attention may be diverted by these attempts and we may need to use funds in litigation to protect our proprietary rights against any infringement or violation, which could have a material adverse affect on our business, financial condition, results of operation and cash flows.

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
Active duty members of the U.S. Armed Forces are eligible to receive tuition assistance from the government, which they may use to pursue postsecondary degrees. We offer tuition discounts generally ranging from 10% to 15% to all members of the U.S. Armed Forces and immediate family members of active duty U.S. Armed Forces personnel. As of December 31, 2014, learners receiving a military discount comprised approximately 11% of total enrollment. We also have non-exclusive agreements with various educational institutions of the U.S. Armed Forces pursuant to which we have agreed to accept credits toward a Capella University degree from certain military educational programs.

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

Our activities outside the U.S. subjects us to risks inherent in international operations.
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
None.

Item 2.      Properties
Our corporate headquarters occupies approximately 371,000 square feet in Minneapolis, Minnesota, under a lease that expires in October 2018. Options exist under that lease to allow us to occupy up to 85,000 additional square feet over the next three years. Renewal terms under this lease allow for us to extend the current lease for up to two additional five-year terms. We believe our existing facilities are adequate for current requirements and that additional space can be obtained on commercially reasonable terms to meet future requirements, if any.

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

	High	Low
2014
First Quarter (January 1, 2014 – March 31, 2014)	$72.08	$59.70
Second Quarter (April 1, 2014 – June 30, 2014)	$64.09	$53.82
Third Quarter (July 1, 2014 – September 30, 2014)	$68.22	$54.70
Fourth Quarter (October 1, 2014 – December 31, 2014)	$76.96	$59.91
2013
First Quarter (January 1, 2013 – March 31, 2013)	$33.01	$27.28
Second Quarter (April 1, 2013 – June 30, 2013)	$46.03	$28.60
Third Quarter (July 1, 2013 – September 30, 2013)	$57.50	$42.02
Fourth Quarter (October 1, 2013 – December 31, 2013)	$67.86	$52.61

Holders
As of February 12, 2015, there were approximately 28 holders of record of our common stock, which includes nominees or broker dealers holding stock on behalf of beneficial owners.

Dividends
On December 10, 2014, the Board of Directors declared a dividend of $0.37 per share of common stock to shareholders of record as of December 24, 2014 to be paid on January 15, 2015. There is no guarantee that dividends will be declared in the future, and payment of dividends will be at the discretion of the Board of Directors and will be dependent on projections of future earnings, cash flow, financial requirements of the Company and other factors as the Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters, which is incorporated herein by reference.

Performance Graph
The following graph compares the cumulative total return of our common stock, an industry peer group index, and the Nasdaq Composite Index from December 31, 2009 through December 31, 2014. We believe our industry peer group represents the majority of the market value of publicly traded companies whose primary business is postsecondary education.

The returns set forth on the following graph are based on historical results and are not intended to suggest future performance. The performance graph assumes $100 investment on December 31, 2009 in either our common stock, the companies in our industry peer group, or the Nasdaq Composite Index. Data for the Nasdaq Composite and our peer groups assume reinvestment of dividends.

The Peer Group included in the performance graph above consists of American Public Education, Inc. (APEI), Apollo Group, Inc. (APOL), Bridgepoint Education, Inc. (BPI), DeVry Education Group, Inc. (DV), Grand Canyon Education, Inc. (LOPE), and Strayer Education, Inc. (STRA).

The information contained in the performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission nor shall such information be deemed incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Recent Sales of Unregistered Securities
None.

Use of Proceeds
Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended December 31, 2014, the Company used $3.0 million to repurchase 45 thousand shares of common stock under its repurchase program.(1) Its remaining authorization for common stock repurchases was $32.0 million at December 31, 2014. The following presents the Company's share repurchases during the quarter ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
10/1/2014 to 10/31/2014	21,192	$63.05	21,192	$33,719,817
11/1/2014 to 11/30/2014	11,992	69.39	11,992	32,887,691
12/1/2014 to 12/31/2014	11,986	$71.44	11,986	$32,031,423
Total	45,170	66.96	45,170	32,031,423

(1)
The Company announced its current share repurchase program in July 2008. As of December 31, 2014, the Company's Board of Directors has authorized repurchases up to an aggregate amount of $285.7 million in value of common stock under the current program. The Board of Directors authorizes the Company to repurchase outstanding shares of common stock, from time to time, depending on market conditions and other considerations. There is no expiration date on the repurchase authorizations, and repurchases occur at the Company's discretion.

Item 6.	Selected Financial Data
The following tables set forth our selected consolidated financial and operating data as of the dates and for the periods indicated. You should read this data together with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of income data for each of the years in the three-year period ended December 31, 2014, and the selected consolidated balance sheet data as of December 31, 2014 and 2013, have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of income data for the years ended December 31, 2011 and 2010, and selected consolidated balance sheet data as of December 31, 2012, 2011 and 2010, have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results of operations to be expected for future periods.

	Year-Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Statements of Income:
Revenues	$421,967	$415,623	$421,890	$430,043	$426,123
Operating income	$64,095	$59,877	$59,383	$80,102	$95,001
Net income attributable to Capella Education Company	$37,943	$35,203	$36,477	$52,115	$61,270
Diluted net income attributable to Capella Education Company per common share	$3.03	$2.80	$2.76	$3.40	$3.64
Weighted average number of common shares outstanding, diluted	12,535	12,566	13,220	15,314	16,848

	Year-Ended December 31,
	2014	2013	2012	2011	2010
Other Data:	(in thousands, except per share amounts and enrollments)
Depreciation and amortization (a)	$23,798	$25,877	$29,255	$24,165	$18,512
Net cash provided by operating activities	$65,188	$69,349	$64,828	$80,304	$88,407
Capital expenditures	$20,584	$18,728	$23,278	$29,587	$25,481
EBITDA (b)	$87,893	$85,754	$88,824	$104,839	$113,604
Free cash flow (c)	$44,604	$50,621	$41,550	$50,717	$62,926
Dividends declared per common share	$1.42	$0.35	$—	$—	$—
Total enrollment (d)	36,309	35,432	36,329	37,704	39,477

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and current portion of marketable securities	$123,622	$142,439	$115,499	$127,044	$193,234
Working capital (e)	$106,049	$116,567	$104,163	$112,749	$176,858
Total assets	$254,357	$250,249	$212,888	$235,473	$262,558
Long term liabilities	$12,032	$12,045	$18,945	$23,215	$12,159
Shareholders’ equity	$195,034	$182,019	$152,102	$162,599	$208,586

(a)
Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets. Amortization includes amounts related to purchased software, capitalized website development costs, internally developed software, and acquired intangible assets.

(b)
EBITDA consists of net income attributable to Capella Education Company minus other income (expense), net plus income tax expense and plus depreciation and amortization. Other income (expense), net consists primarily of interest expense for the amortization of debt issuance costs, commitment fees charged on the unused portion of the credit facility, and the change in the fair value of the RDI contingent consideration liability, net of interest income earned on marketable securities. We use EBITDA as a measure of operating performance. However, EBITDA is not a recognized measurement under U.S. generally accepted accounting principles (GAAP) and when analyzing our operating performance, investors should use EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow, as it does not consider certain cash requirements such as tax payments.

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

The following table provides a reconciliation of net income to EBITDA:

	Year-Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Net income attributable to Capella Education Company	$37,943	$35,203	$36,477	$52,115	$61,270
Other (income) expense, net	725	179	45	(1,811)	(2,038)
Income tax expense	25,427	24,495	23,047	30,370	35,860
Depreciation and amortization	23,798	25,877	29,255	24,165	18,512
EBITDA	$87,893	$85,754	$88,824	$104,839	$113,604

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

The following table provides a reconciliation of cash flow from operating activities to free cash flow:

	Year-Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Net cash provided by operating activities	$65,188	$69,349	$64,828	$80,304	$88,407
Capital expenditures	(20,584)	(18,728)	(23,278)	(29,587)	(25,481)
Free cash flow	$44,604	$50,621	$41,550	$50,717	$62,926

(d)	Total enrollment reflects the total number of learners registered in a course as of the last day of classes for such periods.

(e)	Working capital is calculated by subtracting total current liabilities from total current assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the consolidated financial statements and the related notes included elsewhere in this report.

Overview
Executive Overview
We are an online postsecondary education services company. As of December 31, 2014, our wholly owned subsidiaries included the following:

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

We believe we have the right operating strategies in place to continually differentiate ourselves in our markets through innovation in our academic and business model and to drive growth by supporting learner success, producing affordable degrees, refining our comprehensive marketing strategy, serving a broader set of our learner's professional needs and establishing new growth platforms. Technology and the talent of our faculty and employees enable these strategies. We believe these strategies and enablers will allow us to continue to deliver high quality, affordable education, resulting in continued growth over the long-term. We will continue to invest in these enablers to strengthen the foundation and future of our business.

Key Trends, Developments and Challenges
The following developments and trends present opportunities, challenges and risks toward achieving our goal of providing attractive returns to our shareholders:

•
Innovation. We operate in a very competitive market environment. While we demonstrated in 2014 that we can effectively compete and differentiate in our market, we will need to continue to innovate. This includes investing to leverage our competency-based learning infrastructure to develop new academic models such as FlexPath and new business models to drive long-term results. We will need to balance investments that may put pressure on near-term operating income performance with our goal to achieve operating performance improvements and deliver short-and long-term shareholder value.

•
Enrollment and persistence. New enrollment and persistence improvements are key drivers for total enrollment and revenue growth as well as the Company’s profitability. New enrollment is an early indicator for future growth and persistence improvement is an indicator for the sustainability of growth. In 2014, new enrollments grew by 8.7 percent on an annual basis compared to 2.2 percent in 2013. New enrollment is calculated from the last day a new learner can drop a course without financial penalty. Growth characteristics tend to differ by degree program due to different market dynamics. In 2014, new enrollment growth was led by our master’s programs while our doctoral programs lagged due to longer decision cycles and other factors. During 2014, we reached a significant milestone by returning to total enrollment growth of 2.5 percent compared to 2013 after experiencing total enrollment declines since fiscal year 2011. The combination of new enrollment and persistence improvements were key drivers behind the return to annual total enrollment and revenue growth for the Company in 2014. In 2014, the Company continued its strategic focus on improving early cohort persistence, achieving the third consecutive year of improvements.

•
Doctoral enrollment. During 2014, year-over-year Doctoral total enrollment declined by 5.6 percent. It will take time for our Doctoral programs to return to total enrollment growth due to a combination of factors, including the extended decision cycles for prospects at the Doctoral level and stronger Doctoral graduations in 2013 and 2014. We are extending our learner success focus to the comprehensive and dissertation portion of our Doctoral programs. Our goal is to address the learner population that is not making sufficient and timely academic progress in this phase and expect this initiative to impact our Doctoral enrollments especially in the near-term. To support the return to Doctoral growth we are focusing on redesigning our program offerings, improving affordability, and expanding our professional doctorate portfolio.

•
Initiatives to improve learner success. As we continue to position Capella to drive sustainable growth, we are focused on improving learner success rates particularly in the first four quarters of enrollment while maintaining a high standard of academic quality and rigor. The first four quarters of enrollment are particularly critical since learners tend to persist at a very high rate after that time period. In 2014 we achieved a four percent improvement over the prior year in early cohort persistence. Going forward, we will increasingly focus on the entire learner lifecycle. Certain initiatives to improve learner success can affect our growth and profitability in the near-term. However, we believe these efforts are in the best interest of our learners and over the long-term will enhance Capella’s brand and reputation, which, in turn, positions us for more sustainable long-term growth. Learner success initiatives include the following:

•
Investing in our actionable analytics capabilities to further leverage data, refine our models, and accurately predict the likelihood of prospective, new, and current learners persisting to critical thresholds of success;

•	Providing timely and clear information to our learners, faculty, advisors and staff to help learners persist and successfully complete their programs;

•	Redesigning programs to remove barriers for learner progression and to deliver operational process efficiencies;

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

•
Promoting affordability and encouraging learners to persist by offering learner success grants to new learners who meet admissions requirements, enroll, apply within certain timeframes, and stay continuously enrolled; and,

•
Diversifying outside of Capella University by creating innovative new learning technologies that have potential to increase affordability and better serve the life-long learning needs of working adult professionals and therefore increase learner success.

•
Comprehensive marketing strategy. In 2014, we largely completed our shift from a demand driven strategy towards a comprehensive marketing strategy, which is focused on building relationships with prospective learners early in their decision cycle. This strategy is also designed to attract prospective learners committed to and able to succeed in their academic endeavors. The marketing strategy includes:

•	Introducing prospective learners to Capella with a differentiated message in channels such as mass media and strategic relationships with employers and professional organizations,

•	Connecting with prospective learners by generating and nurturing inquiries through direct media such as natural search, our website, and display media, and

•	Engaging with prospective learners by developing meaningful relationships such as through social media or direct engagement.

Our comprehensive marketing strategy is designed to produce long-term efficiencies and increase our ability to attract high-quality learners on a sustainable basis. We will continue to optimize our strategy and develop our marketing analytics capabilities to continue to deliver long-term sustainable growth. Some of our initiatives may adversely impact our new enrollment, revenues, and operating margins for a period of time as we pursue improved long-term results. However, our return to annual total enrollment growth gives us confidence that we have the right strategy in place.

•
Establishing new growth platforms. We seek to drive long-term growth that is an extension of our core competencies into new and expanded markets. In 2013 we received approval to offer a new learning model called FlexPath for two programs. In 2014, we received approval for four additional programs as we continued to test and refine the academic model and started our work on developing a sustainable business model for FlexPath. FlexPath is a new learning model that decouples from the credit-hour requirements and allows learners to complete coursework at their own pace throughout each quarter and complete activities to demonstrate specific competencies by the end of the quarter. This offering is unique in that Capella University was the first institution with approval from the Higher Learning Commission and the Department of Education to offer programs at the Bachelor's and graduate level. Only a few other universities received approvals by their accreditor and the Department of Education to offer similar programs. These approvals allow learners enrolled in FlexPath to apply for federal financial aid. We believe this direct assessment model provides an opportunity to expand our served market and drive affordability through lower tuition costs, reduced time to completion, and increased flexibility. We are making steady progress in developing FlexPath, but important work remains. Our goal is to ensure learners have the right experience and that we understand what our learners need to succeed.

In addition to benefiting FlexPath enrollments, our differentiated marketing message related to FlexPath has also accelerated new enrollment growth in certain of our credit-hour based programs. Therefore, although FlexPath is a significant component of our long-term growth strategy, the primary driver for our total enrollment growth remains our credit-hour based programs.

•
Redesign of programs and specializations. In our continued efforts to drive affordability, speed to competency, and learner success, we are focused on maximizing efficiencies in our existing programs while delivering the same learning outcomes. Our curriculum is based on competency mappings, which we are able to leverage as we redesign existing offerings. We believe these types of redesigns have the potential to increase persistence rates, learner success, and affordability.

•
Current market and regulatory environment. The environment remains very competitive. We believe our initiatives to improve learner success and innovation in our academic and business model will position us to continue to be a leader in the online postsecondary education market. Additionally, we are working to even more closely align with employers. Developments in the federal regulatory environment impact us as well, including the enacting of gainful employment rules and the reauthorization of the Higher Education Act of 1965, as amended, and the current Department of Education rulemaking processes. Many states have also become more active in regulating online education, especially regarding approval to operate requirements, and enforcement of consumer protection laws by state attorneys general, with a focus on proprietary institutions. While we have a strong track record of regulatory compliance, such actions, even if not directed at Capella University, may result in unforeseen consequences and may make our operating environment more challenging.

•
Lease amendment. On April 3, 2014, we accepted notice to activate an amendment to our current lease for our premises at 225 South Sixth Street in Minneapolis, MN. Pursuant to the amendment, in June 2014, we returned 54,940 square feet of our previously leased space of 426,165 square feet. Employees located in this area were relocated to other areas within our remaining space. We recorded a charge of approximately $2.6 million during the year-ended December 31, 2014 in connection with this amendment, which is included within the lease amendment charge line item of the consolidated statements of income.

We also consolidated other leased office space resulting in an additional charge of $0.1 million during the year- ended December 31, 2014. This amount is included within the lease amendment charge line item of the consolidated statements of income.

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

We cannot predict what legislation, if any, may emanate from Congressional committee hearings or what impact such legislation might have on proprietary institutions and our business in particular. Congressional scrutiny of proprietary institutions combined with federal budget deficits increases the likelihood of legislation that will adversely impact our business. As Congress further addresses these budget deficits, financial aid programs are a potential target for reduction.

If Congress reduced the amount of available Title IV program funding, we would attempt to arrange for alternative sources of financial aid for our students, but private sources would not be able to provide as much funding to our students or on terms comparable to Title IV. In addition, private funding sources could require us to guarantee all or part of this assistance and we might incur other additional costs. For these reasons, private, alternative sources of student financial aid would only partly offset, if at all, the impact on our business of reduced Title IV program funding, and would not be a practical alternative in the case of a significant reduction in Title IV financial aid.

•
College Rating System. On December 19, 2014, the U.S. Department of Education released a draft of a College Ratings Framework. The Framework is intended to serve as a discussion document on the best way to measure access, affordability and outcomes. These metrics include, but are not limited to: Percentage of students receiving Pell; Expected family contribution; Family Income Quintiles; First-Generation College Status; Average Net Price; Net Price by Quintile; Completion Rates; Transfer Rates; Labor Market Success, such as Short-term “Substantial Employment” Rates and Long-term Median Earnings; Graduate School Attendance; and Loan Performance Outcomes. The Department has requested public feedback by February 17, 2015.

•
Gainful Employment. The Department of Education published a Notice of Proposed Rulemaking on March 25, 2014. The proposed rule applies to all Gainful Employment (GE) programs, which include non-degree programs at public and private non-profit institutions, and all programs offered by for-profit institutions. The proposed rule was similar to the draft language last discussed at the third negotiated rulemaking committee session in December 2013. Refer to a more detailed discussion of recent rulemaking and regulatory activity pertaining to the area of Gainful Employment within the Regulatory Environment section of the document.

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

On August 8, 2014, the Department of Education published a NPRM on the definition of “adverse credit” for borrowers in the Federal Direct PLUS Loan Program. The NPRM reflects agreed upon language established by the negotiated rulemaking committee. The public comment period ended on September 8, 2014, and a final rule was published on October 23, 2014 establishing an effective date of July 1, 2015. No other NPRMs from this round of negotiated rulemaking have been issued.

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

To remain eligible to participate in Title IV programs, an educational institution's student loan cohort default rates must remain below certain specified levels. Under current regulations, an educational institution will lose its eligibility to participate in Title IV programs if its three-year measuring period student loan cohort default rate equals or exceeds 30% for three consecutive cohort years, or 40% for any given year. Capella University's three-year cohort default rates for the 2011, 2010, and 2009 cohorts are 13.0%, 10.9%, and 9.7% respectively. The increase is primarily due to the overall economic environment, and a slight increase in the percentage of Capella University learners enrolled in a bachelor's program, who generally have a higher default rate compared to graduate learners. The average cohort default rates for four-year proprietary institutions nationally were 19.1%% and 21.8% in fiscal years 2011 and 2010 respectively.

The cohort default rate requirements were modified by the Higher Education Opportunity Act enacted in August 2008 to increase by one year the measuring period for each cohort. Starting in September 2012, the Department of Education published the official three-year cohort default rates in addition to the two-year rates, beginning with the 2009 cohort, and two-year cohort default rates were no longer calculated following the release of the 2011 two-year rates.

Overview of Revenues and Expenses
Revenues. Revenues consist principally of tuition. During each of 2014, 2013, and 2012 tuition represented approximately 98.6%, 98.1%, and 99.1% of our revenues, respectively. Factors affecting our revenues include: (i) the number of enrollments; (ii) the number of courses per learner; (iii) our degree and program mix; (iv) the number of programs and specializations we offer; (v) annual tuition adjustments; (vi) the number of colloquia events and learners at each event; and (vii) the amount of scholarships, tuition discounts, and learner success grants offered to learners.

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

The following is a summary of our Capella University learners as of the last day of classes for the years ended December 31, 2014, 2013, and 2012:

	Year-Ended December 31,
	2014	2013	2012
Doctoral	10,100	10,700	11,023
Master’s	15,700	14,931	15,596
Bachelor’s	9,500	8,828	8,800
Other	1,009	973	910
Total	36,309	35,432	36,329

Tuition and fees. Our Capella University tuition rates vary by type and length of program and by degree level, such as doctoral, master’s or bachelor’s. For all learners in our credit hour master’s and bachelor’s programs, tuition is charged on a per course basis. Prices per course for credit hour programs ranged from approximately $1,400 to $2,600 for the 2014-2015 academic year (beginning in July 2014) and from $1,200 to $2,500 for the 2013-2014 academic year (beginning in July 2013). The price of the course varies based upon the number of credit hours, the degree level of the program and the discipline. For FlexPath learners, tuition is priced at a fixed amount per quarter. Tuition for learners seeking a bachelor's degree through FlexPath is priced at a quarterly amount of $2,000, and tuition for learners enrolled in master's level programs through FlexPath is priced at $2,200 per quarter.

The majority of doctoral programs are priced at a fixed quarterly amount ranging from approximately $4,300 to $4,700 per learner for the 2014-2015 academic year and from $4,300 to $4,700 per learner for the 2013-2014 academic year, regardless of the number of courses in which the learner was registered. For select doctoral programs, tuition is charged on a per course basis. Prices per course ranged from $2,600 to $4,400 for the 2014-2015 academic year and from $1,900 to $4,300 for the 2013-2014 academic year.

“Other” in the enrollment table above refers primarily to certificate-seeking learners. Certificate programs generally consist of four courses, and the price of a course depends on the number of credit hours and the discipline. Prices per course in certificate programs generally ranged from approximately $1,500 to $2,600 for the 2014-2015 academic year and from $1,500 to $2,500 for the 2013-2014 academic year.

Tuition increases have not historically been, and may not be in the future, consistent across our programs and specializations due to market conditions, program differentiation or changes in operating costs that have an impact on price adjustments of individual programs or specializations. Capella University implemented a weighted average tuition increase of 2.6% for the 2014-2015 academic year.

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

A large portion of our learners rely on funds received under various government-sponsored student financial aid programs - predominantly Title IV programs - to pay a substantial portion of their tuition and other education-related expenses. During the years ended December 31, 2014, 2013, and 2012, approximately 77%, 78%, and 79%, respectively, of our revenues (calculated on a cash basis) were attributable to funds derived from Title IV programs. In addition to Title IV funding, our learners receive financial aid from other governmental sources, tuition reimbursement from their employers or the Department of Defense or finance their education with their own funds or through private financing institutions.

Operating costs and expenses. The following details a description of the costs included in our operating expense categories, including (i) instructional costs and services expenses, (ii) marketing and promotional expenses, (iii) admissions advisory expenses, and (iv) general and administrative expenses.

•
Instructional costs and services. Instructional costs and services expenses primarily consist of compensation and costs related to the delivery and administration of our educational programs and includes costs related to faculty, learner support services, financial aid, the development of courses and programs and other related costs, and bad debt expense. Also included are expenses related to an allocation of facility, depreciation and amortization, and information technology costs that are attributable to providing educational services to our learners.

•
Marketing and promotional. Marketing and promotional expenses primarily consist of costs related to marketing activities to build Capella's brand, increase awareness and consideration by prospective learners, and generate inquiries for enrollment. These marketing activities include costs for advertising, participation in seminars and trade shows, compensation for marketing personnel and development of key marketing relationships with corporate, healthcare, armed forces, government and educational organizations. Marketing and promotional expenses also include an allocation of facility, depreciation and amortization, and information technology costs that are attributable to marketing and promotional efforts. Our marketing and promotional expenses are generally affected by the cost of advertising media, the efficiency of our marketing efforts, salaries and benefits for our sales personnel, brand spending, and the number of advertising initiatives for new and existing academic programs.

•
Admissions advisory. Admissions advisory expenses primarily consist of costs related to compensation for admissions personnel (for example, enrollment services and registrar's office) as well as other costs directly related to the admissions advisory function. Admissions advisory expenses also include an allocation of facility, depreciation and amortization, and information technology costs that are attributable to admissions advisory efforts.

•
General and administrative. General and administrative expenses primarily consist of costs related to corporate costs, legal and professional fees and other related costs such as salaries and benefits of employees engaged in corporate management, new business development, finance, compliance and other corporate functions. General and administrative expenses also include an allocation of facility, depreciation and amortization, and information technology costs attributable to such functions.

Other income (expense), net. Other income (expense), net consists primarily of interest income earned on cash, cash equivalents and marketable securities and interest expense for the amortization of debt issuance costs, commitment fees charged on the unused portion of the credit facility, and the change in the fair value of the RDI contingent consideration liability.

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

We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition. Tuition revenue represented approximately 98.6%, 98.1%, and 99.1% of our revenues recognized for each of the years ended December 31, 2014, 2013, and 2012, respectively. Traditional course tuition revenue is deferred and recognized as revenue ratably over the period of instruction, which is generally from one and a half to three months. If a learner withdraws or drops a course, we follow the University refund policy, which generally is: 100 percent refund through five days, 75 percent refund from six to twelve days, and zero percent refund for the remainder of the period. The refund policy varies slightly for learners within certain states due to state rules or regulations. We do not recognize revenue for learners who enroll but never engage in the courseroom. Refunds are recorded as a reduction of revenue in the period that the learner withdraws from a course. When we are required to return Title IV funds to the Department of Education, the learner is not released from his or her payment obligation to the University.

Colloquia tuition revenue is recognized over the length of each colloquium, which ranges from three to 42 days. Deferred revenue in any period represents the excess of tuition and fees received as compared to tuition and fees recognized as revenue in the consolidated statements of income and is reflected as a current liability on our consolidated balance sheets.

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

Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our learners to make required payments. We determine the allowance for doubtful accounts amount based on an analysis of our accounts receivable portfolio and historical write-off experience, and current economic conditions, recoveries and trends.

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

During the years ended December 31, 2014, 2013, and 2012, we recognized bad debt expense of $14.8 million, $15.1 million, and $17.3 million, respectively. As of December 31, 2014 and 2013, the allowance for doubtful accounts was $6.6 million and $7.1 million, respectively, which represented 26.8% and 29.5% of gross accounts receivable as of the respective dates. A one percent change in our allowance for doubtful accounts as a percentage of gross accounts receivable as of December 31, 2014 would have resulted in a change in pre-tax income of $0.2 million.

We have not made any material changes in the accounting methodology we use to estimate our allowance for doubtful accounts during the past three fiscal years; however, we routinely evaluate our estimation methodology for adequacy and modify it as necessary. In doing so, we believe our allowance for doubtful accounts reflects the amount of receivables that will become uncollectible by considering our most recent collections experience, changes in trends and other relevant factors.

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

The fair value of our MSUs are estimated as of the date of grant using a Monte Carlo simulation. The Monte Carlo simulation is based on the expected 90 calendar day average market price of our common stock prior to the vesting date and the expected number of MSUs that will convert into common shares. In determining share-based compensation for MSUs, the Monte Carlo simulation approach is applied in a risk-neutral framework with inputs including volatility, the risk-free interest rate, and expected dividends.When estimating the grant date fair value of the MSUs, the daily closing prices of our stock are forecast over the 90 calendar days ending on the last day of the service period, using a Monte Carlo simulation. Numerous iterations of the Monte Carlo simulation are performed, based on the framework described above, to develop a distribution of future stock price paths. The estimated fair value of an MSU equals the average of the discounted present values from each of the simulation paths produced by the Monte Carlo simulation. We recognize share-based compensation expense for MSU awards using the straight-line method, over the period that the awards are expected to vest. Compensation cost related to an award with a market condition will be recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

The fair value of our service-based stock options is estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year-Ended December 31,
	2014	2013	2012
Weighted-average exercise price (1)	$64.82	$32.26	$40.48
Expected life (in years) (2)	4.53	4.47	4.39
Expected volatility (3)	41.76%	46.38%	48.83%
Risk-free interest rate (4)	1.37%	0.74%	0.73%
Dividend yield (5)	2.16%	—%	—%
Weighted-average fair value of options granted	$19.52	$12.46	$16.23

(1)	The weighted-average exercise price is equal to the Company's weighted-average stock price as of the grant date during each of the respective years.

(2)	The expected life of our options granted during the years ended December 31, 2014, 2013, and 2012 is based upon our historical stock option exercise, forfeiture, and expiration activity.

(3)
The expected volatility assumption for the years ended December 31, 2014, 2013, and 2012 is based upon the Company's historical stock price for a period commensurate with the expected life of the options.

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

The following table illustrates how changes to the Black-Scholes option pricing model assumptions would affect the weighted-average fair values as of the grant date for grants made during fiscal year 2014:

	Expected Volatility
Expected Life (Years)	36.8%	41.8%	46.8%
4.0	$16.45	$18.68	$20.87
4.5	$17.18	$19.52	$21.77
5.0	$17.83	$20.24	$22.58

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

We completed our fiscal year 2014 goodwill impairment test for the RDI reporting unit using the first day of the fourth quarter as the assessment date, and did not identify any impairment charges for the year-ended December 31, 2014 as the estimated fair value of the reporting unit exceeded the carrying value in the step one impairment test. We performed step one of the quantitative goodwill impairment test using a combination of an income-based approach and a market-based approach to determine fair value.

The income approach consisted of a discounted cash flow model that included probability weighted projections of future cash flows for the RDI reporting unit under various scenarios, calculating a terminal value, and discounting such cash flows by a risk-adjusted rate of return. The determination of fair value of the RDI reporting unit primarily consists of using unobservable inputs under the fair value measurement standards. We believe the most critical assumptions and estimates in determining the estimated fair value of the RDI reporting unit, include, but are not limited to, the following:

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

•
Discount rate. The discount rate is based on our assumption of a prudent investor's required rate of return for assuming the risk of investing in a particular company in a specific country. We assumed a discount rate of 17 percent to reflect the relevant risks of the RDI reporting unit. The discount rate could increase by more than 10% of the discount rate currently utilized, and the reporting unit would continue to have fair value in excess of carrying value.

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

Finite-lived intangible assets that are acquired in business combinations are recorded at fair market value on their acquisition date and are amortized on a straight-line basis to reflect the economic useful life of the asset. As of December 31, 2014 and 2013, we did not have any indefinite-lived intangible assets.

The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered not recoverable, a potential impairment loss would be recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally determined using a discounted cash flow approach.

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

At December 31, 2014, the Company has net operating loss carryforwards of $14.1 million for UK income tax purposes, which do not expire.

We regularly assess the likelihood that our deferred tax assets will be recovered in the future. A valuation allowance is recorded to the extent we conclude a deferred tax asset will not more-likely-than-not be realized. We consider all positive and negative evidence related to the realization of the deferred tax assets in assessing the need for a valuation allowance. If we determine we will not realize all or part of our deferred tax assets, adjustments to the deferred tax assets are charged to earnings in the period such determinations were made.

During 2012, the Company concluded that it was more-likely-than-not that its UK deferred tax assets would not be fully realized, a position we continue to assert. During 2014, the valuation allowance was increased by $0.3 million primarily as a result of net operating losses in our UK subsidiary.

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

At December 31, 2014, our net deferred tax liability was $3.1 million. The valuation allowance of $2.5 million primarily relates to our UK deferred tax assets not expected to be utilized in the future.

We are subject to U.S. federal income tax and multiple state jurisdictions, as well as UK corporation tax and Hong Kong profits tax. During 2014, both an Internal Revenue Service (IRS) income tax audit for the 2010 tax year and a New York state income tax audit for tax years 2008-2010 were completed without significant findings. No other income tax audits are ongoing or pending as of December 31, 2014.

For U.S. federal and UK corporation tax purposes, the statute of limitations remains open on tax years from 2011. For Hong Kong, the statute of limitations is 6 years and for state purposes, the statute of limitations varies by jurisdiction, but is generally from 3 to 5 years.

We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. As of December 31, 2014, we had $38 thousand of total gross unrecognized tax benefits. Of this total, $25 thousand (net of the federal benefit on state issues), represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

We continue to recognize interest and penalties related to uncertain tax positions in income tax expense. We recognized $2 thousand, $5 thousand, and $16 thousand in interest and penalties related to uncertain tax positions in income tax expense during the years ended December 31, 2014, 2013, and 2012, respectively.

The Company does not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months. In the fourth quarter of 2014, the statute of limitations expired on approximately $13 thousand in unrecognized tax benefits related to state issues from tax years 2010-2011. In the fourth quarter of 2015, the statute of limitations will expire on approximately $11 thousand in unrecognized tax benefits related to state issues from tax years 2008-2012.

Results of Operations
Year-Ended December 31, 2014 Compared to Year-Ended December 31, 2013
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the year-ended December 31, 2014 compared to the year-ended December 31, 2013.

	Year-Ended December 31,
	$ (in thousands)		$ Change	% Change	% of Revenue
	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
Revenues	$421,967	$415,623	$6,344	1.5%	100.0%	100.0%	—%
Costs and expenses:
Instructional costs and services	185,503	183,757	1,746	1.0	44.0	44.2	(0.2)
Marketing and promotional	99,790	102,198	(2,408)	(2.4)	23.7	24.6	(0.9)
Admissions advisory	28,042	27,103	939	3.5	6.6	6.5	0.1
General and administrative	41,847	42,688	(841)	(2.0)	9.9	10.3	(0.4)
Lease amendment charges	2,690	—	2,690	100.0	0.6	—	0.6
Total costs and expenses	357,872	355,746	2,126	0.6	84.8	85.6	(0.8)
Operating income	64,095	59,877	4,218	7.0	15.2	14.4	0.8
Other income (expense), net	(725)	(179)	(546)	305.0	(0.2)	—	(0.2)
Income before income taxes	63,370	59,698	3,672	6.2	15.0	14.4	0.6
Income tax expense	25,427	24,495	932	3.8	6.0	5.9	0.1
Effective tax rate	40.1%	41.0%
Net income	$37,943	$35,203	$2,740	7.8%	9.0%	8.5%	0.5%

Revenues. Capella University revenues comprised approximately 96 percent of total consolidated revenues for the years ended December 31, 2014 and 2013. The increase in revenues in 2014 compared to 2013 was primarily related to average tuition price increases of 2.6 percent implemented in July 2014 and an increase in the quarterly average total Capella University enrollments of 0.6 percent during 2014 compared to 2013. The overall increase was partially offset by a larger proportion of bachelor's and certificate learners who generate less revenue per learner than our master's or doctoral learners, and an increase in tuition grants and discounts to support our initiatives to improve learner success.

Instructional costs and services expenses. Instructional costs and services expenses increased compared to the same period in the prior year primarily due to increased instructional costs related to our doctoral programs, continued investment in course and program development, and increased headcount. The increase was partially offset by the prospective reallocation of share-based compensation expense related to awards granted to certain of our executives and members of our Board of Directors as general and administrative in 2014 as well as a decrease in depreciation expense as a result of certain internally developed assets becoming becoming fully depreciated in 2013.

Marketing and promotional expenses. Marketing and promotional expenses, and marketing and promotional expenses as a percent of revenues, decreased compared to the prior year primarily due to efficiencies gained in our marketing efforts through utilization of a more balanced approach as we continue to optimize our relationship-based and brand marketing model, lower production-related expenses in 2014 compared to 2013 attributable to the prior year's new advertising campaign, and lower depreciation expense as a result of certain assets becoming fully depreciated in early 2014. This overall decrease was partially offset by additional employee expenses driven by increased headcount.

Admissions advisory expenses. Admissions advisory expenses, and admissions advisory expenses as a percent of revenues, increased compared to the prior year primarily due to increased enrollment services headcount to support higher Capella University inquiry volume and new enrollments.

General and administrative expenses. General and administrative expenses, and general and administrative expenses as a percent of revenue, decreased compared to the prior year primarily as a result of reduced headcount along with decreased non-Capella University business development costs. This decrease was partially offset by the prospective change in classification of approximately $1.1 million of share-based compensation expense from instructional costs and services and marketing and promotional to general and administrative in 2014, increased participation in monitoring and shaping government regulations, as well as an increase in human resources contract staff.

Lease amendment charges. On April 3, 2014, we accepted notice to activate an amendment to our current lease for our premises at 225 South Sixth Street in Minneapolis, Minnesota. Pursuant to the amendment, in June 2014, we returned 54,940 square feet of our previously leased space of 426,165 square feet. We recorded a charge of $2.6 million during the year-ended December 31, 2014 in connection with this amendment. We also consolidated other leased office space resulting in an additional charge of $0.1 million during the year-ended December 31, 2014.

Other income (expense), net. The higher other net expense amount in 2014 compared to 2013 was primarily due to the $0.5 million increase in fair value of the RDI contingent consideration liability which was paid during the quarter ended June 30, 2014 as a result of the awarding of Taught Degree Awarding Power (TDAP), and management fees related to a limited partnership investment.

Income tax expense. The decrease in our effective tax rate compared to the prior year was primarily driven by a decrease in foreign operating losses in the current period. We do not receive a benefit on these losses due to the establishment of a full valuation allowance.

Year-Ended December 31, 2013 Compared to Year-Ended December 31, 2012
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the year-ended December 31, 2013 compared to the year-ended December 31, 2012.

	Year-Ended December 31,
	$ (in thousands)		$ Change	% Change	% of Revenue
	2013	2012	2013 vs. 2012		2013	2012	2013 vs. 2012
Revenues	$415,623	$421,890	$(6,267)	(1.5)%	100.0%	100.0%	—%
Costs and expenses:
Instructional costs and services	183,757	191,947	(8,190)	(4.3)	44.2	45.5	(1.3)
Marketing and promotional	102,198	100,809	1,389	1.4	24.6	23.9	0.7
Admissions advisory	27,103	30,151	(3,048)	(10.1)	6.5	7.1	(0.6)
General and administrative	42,688	39,600	3,088	7.8	10.3	9.4	0.9
Total costs and expenses	355,746	362,507	(6,761)	(1.9)	85.6	85.9	(0.3)
Operating income	59,877	59,383	494	0.8	14.4	14.1	0.3
Other income (expense), net	(179)	(45)	(134)	297.8	—	—	0.0
Income before income taxes	59,698	59,338	360	0.6	14.4	14.1	0.3
Income tax expense	24,495	23,047	1,448	6.3	5.9	5.5	0.4
Effective tax rate	41.0%	38.8%
Net income	35,203	36,291	(1,088)	(3.0)	8.5	8.6	(0.1)
Net loss attributable to noncontrolling interest	—	186	(186)	(100.0)	—	—	—
Net income attributable to Capella Education Company	$35,203	$36,477	$(1,274)	(3.5)%	8.5%	8.6%	(0.1)%

Revenues. Capella University revenues comprised approximately 96 percent and 97 percent of total consolidated revenues for the years ended December 31, 2013 and 2012, respectively. The decrease in revenues in 2013 compared to 2012 was primarily related to a decrease in the quarterly average total Capella University enrollments of 2.0 percent during 2013 compared to 2012, a larger proportion of bachelor's and certificate learners who generate less revenue per learner than our master's or doctoral learners, and an increase in tuition grants and discounts to support our initiatives to improve learner success. Capella University tuition increases in 2013 averaged approximately three percent and were implemented in July 2013.

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
Quarterly Results and Seasonality
The following tables set forth certain unaudited financial and operating data each quarter during the years ended December 31, 2014 and 2013. The unaudited information reflects all adjustments, which include only normal and recurring GAAP adjustments, necessary to present fairly the information shown.

	First	Second	Third	Fourth	Total
	(in thousands, except enrollment and per share data)
2014
Revenues	$105,596	$104,832	$103,097	$108,442	$421,967
Operating income	15,143	15,464	13,176	20,312	64,095
Net income attributable to Capella Education Company	8,817	9,044	7,757	12,325	37,943
Net income attributable to Capella Education Company per common share:
Basic	$0.71	$0.74	$0.63	$1.01	$3.09
Diluted	$0.70	$0.72	$0.62	$0.99	$3.03
Total enrollment	35,889	35,791	35,220	36,309	36,309

2013
Revenues	$105,242	$103,693	$100,703	$105,985	$415,623
Operating income	15,175	17,465	10,510	16,727	59,877
Net income attributable to Capella Education Company	8,755	10,422	6,010	10,016	35,203
Net income attributable to Capella Education Company per common share:
Basic	$0.71	$0.84	$0.48	$0.81	$2.84
Diluted	$0.70	$0.83	$0.48	$0.79	$2.80
Total enrollment	36,405	36,003	34,503	35,432	35,432

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
Liquidity and Capital Resources
Liquidity
We financed our operating activities and capital expenditures during the years ended December 31, 2014, 2013, and 2012 primarily through cash provided by operating activities. Our cash, cash equivalents, and current portion of marketable securities were $123.6 million and $142.4 million at December 31, 2014 and 2013, respectively. Our cash, cash equivalents, and marketable securities decreased primarily due to increased cash used in investing and financing activities related to dividend payments, share repurchases, and capital expenditures as well as lower cash provided by operating activities and general business activities.

On September 30, 2011, we entered into an unsecured revolving credit agreement (the Credit Agreement) with Bank of America, N.A., and certain other lenders. The Credit Agreement provides $100.0 million of borrowing capacity, with an increase option of an additional $50.0 million. The Credit Agreement has a term of five years ending September 30, 2016. As of December 31, 2014, there were no borrowings under the credit facility and we were in compliance with all debt covenants.

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

On July 15, 2011, we acquired 100% of the share capital of RDI for £7.9 million (approximately $12.6 million), net of cash acquired. In connection with the agreement, we were required to make an additional payment of £4.0 million to the former shareholders of RDI when RDI was granted TDAP. On April 14, 2014, RDI received notice from the British government of being awarded TDAP. Pursuant to the terms of the acquisition agreement, upon achievement of TDAP on May 12, 2014, we made an additional payment of £4.0 million (approximately $6.9 million) to the former shareholders of RDI.

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

Operating Activities
Net cash provided by operating activities for the year-ended December 31, 2014 was $65.2 million, compared to $69.3 million for the year-ended December 31, 2013. The decrease was primarily due to a decrease in cash from accounts payable and accrued liabilities due to the general timing of vendor invoices as well as a decrease in accrued compensation due to the timing of payroll, and a decrease in depreciation and amortization. The overall decrease was partially offset by an increase in net income driven by the return to positive total enrollment growth and an increase in income taxes payable as a result of the timing and amount of estimated quarterly tax payments.

Net cash provided by operating activities for the year-ended December 31, 2013 was $69.3 million, compared to $64.8 million for the year-ended December 31, 2012. The increase was primarily due to an increase in cash from accounts payable and accrued liabilities due to the timing of vendor invoices and television marketing, and an increase in cash provided by income taxes payable as a result of the timing and amount of estimated quarterly payments, offset by a decrease in depreciation and amortization and net income.

Investing Activities
Cash used in investing activities is primarily related to investments in property and equipment and maturities or purchases of marketable securities. Net cash used in investing activities was $60.9 million and $33.3 million for the year-ended December 31, 2014 and December 31, 2013, respectively. Net cash provided by investing activities was $17.1 million for the year-ended December 31, 2012.

Cash used in investing activities for the year-ended December 31, 2014 consisted primarily of purchases of marketable securities and capital expenditures related to investments in property and equipment, which were partially offset by maturities of marketable securities. Net purchases and maturities of marketable securities represented a cash outflow of $38.9 million and $14.5 during the years ended December 31, 2014 and December 31, 2013, respectively.

We believe the credit quality and liquidity of our investment portfolio as of December 31, 2014 is strong. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply/demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity. However, even with this approach, we may incur investment losses as a result of unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Capital expenditures were $20.6 million, $18.7 million, and $23.3 million for the years ended December 31, 2014, 2013, and 2012, respectively. Capital expenditures in 2014 primarily consisted of investments in IT infrastructure and marketing initiatives, expenditures related to continuing to expand FlexPath, as well as investments in learner success and academic quality initiatives. The increase in capital expenditures for the year-ended December 31, 2014 compared to the prior year is primarily driven by additional investments in expanding our FlexPath program offerings and enhancements to our visitor center. We expect our capital expenditures in 2015 will be approximately five percent of revenues, and we expect to be able to fund these capital expenditures with cash generated from operations.

We currently lease all of our facilities and expect to make future payments on existing leases from cash generated from operations.

Financing Activities
Net cash used in financing activities was $34.4 million, $5.2 million, and $50.7 million for the years ended December 31, 2014, 2013, and 2012, respectively. In 2014, we used cash to repurchase $17.3 million of common stock under our share repurchase program, compared to $9.0 million and $51.4 million in 2013 and 2012, respectively. Cash used to repurchase common stock increased $8.3 million in 2014 compared to 2013 and decreased $42.5 million in 2013 compared 2012. Additionally, we paid total cash dividends of $17.3 million during the year-ended December 31, 2014.

Contractual Obligations
The following table sets forth, as of December 31, 2014, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented, in thousands:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases (a)	$25,120	$8,116	$12,127	$4,877	$—
Purchase obligations (b)	9,632	8,749	883	—	—
Total contractual obligations	$34,752	$16,865	$13,010	$4,877	$—

(a)	Minimum lease commitments for our headquarters, RDI’s office space, and miscellaneous office equipment.

(b)	Purchase obligations include commitments for marketing related and service contracts.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2014, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $38 thousand of unrecognized tax benefits have been excluded from the contractual obligations table above.

Due to the uncertainty with respect to the timing of future borrowings associated with our credit facility, we are unable to make reasonably reliable estimates of any commitment fees charged on the unused portion of the credit facility. Therefore, the maximum estimated commitment fee of $0.4 million per annum is excluded from the contractual obligations table above.

As of December 31, 2014, the Company has a commitment to invest up to $3.5 million in a limited partnership investment over the next ten years. Due to the uncertainty with respect to the timing of future cash flows associated with the limited partnership investment, we are unable to make reasonably reliable estimates of the period in which such additional investments may take place. Therefore, $3.5 million of potential limited partnership investment commitments have been excluded from the contractual obligations table above.

Regulation and Oversight
We are subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act (HEA) and the regulations promulgated thereunder by the Department of Education subject us to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy to participate in Title IV programs.

Off-Balance Sheet Arrangements
Other than the contractual obligations above, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Impact of Inflation
We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2014, 2013, or 2012. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Market Risk
The Company has no derivative financial instruments or derivative commodity instruments, and believes the risk related to cash equivalents and marketable securities is limited due to the adherence to its investment policy, which focuses on capital preservation and liquidity. In addition, all investments must have a minimum Standard & Poor’s rating of A minus (or equivalent) by at least one agency at the purchase date. All of the Company's cash equivalents and marketable securities as of December 31, 2014 and December 31, 2013 were rated A- or higher by at least one rating agency. In addition, the Company utilizes money managers who conduct initial and ongoing credit analysis on its investment portfolio to monitor and minimize the potential impact of market risk associated with its cash, cash equivalents and marketable securities. Despite the investment risk mitigation strategies the Company employs, it may incur investment losses as a result of unusual and unpredictable market developments and may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further. Unusual and unpredictable market developments may also create liquidity challenges for certain assets in the Company's investment portfolio.

Interest Rate Risk
The Company manages interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates, which are tied to various market indices. The Company's future investment income may fall short of expectations due to changes in interest rates or it may suffer losses in principal if it is forced to sell securities that have declined in market value due to changes in interest rates. At December 31, 2014, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

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

In fiscal year 2014, we recorded $169 thousand in net foreign currency translation losses that are included in other comprehensive income. These losses are primarily the result of the general strengthening of the U.S. dollar relative to foreign currencies during fiscal year 2014. We have not used derivative contracts to hedge foreign currency exchange rate fluctuations.

Item 8.	Financial Statements and Supplementary Data
CAPELLA EDUCATION COMPANY

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Capella Education Company

We have audited the accompanying consolidated balance sheets of Capella Education Company as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audit also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capella Education Company at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capella Education Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Minneapolis, Minnesota
February 19, 2015

CAPELLA EDUCATION COMPANY
Consolidated Balance Sheets
(In thousands, except par value)

	As of December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$94,003	$124,097
Marketable securities, current	29,619	18,342
Accounts receivable, net of allowance of $6,558 at December 31, 2014 and $7,091 at December 31, 2013	17,902	16,919
Prepaid expenses and other current assets	9,007	10,548
Deferred income taxes	2,809	2,846
Total current assets	153,340	172,752
Marketable securities, non-current	43,430	17,740
Property and equipment, net	37,246	39,993
Goodwill	16,961	16,969
Intangibles, net	1,927	2,795
Other assets	1,453	—
Total assets	$254,357	$250,249
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,832	$7,939
Accrued liabilities	23,410	33,164
Dividends payable	4,622	4,346
Income taxes payable	709	—
Deferred revenue	11,718	10,736
Total current liabilities	47,291	56,185
Deferred rent	2,440	3,221
Other liabilities	3,698	2,541
Deferred income taxes	5,894	6,283
Total liabilities	59,323	68,230
Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares — 100,000; Issued and Outstanding shares — 12,243 at December 31, 2014 and 12,361 at December 31, 2013	122	124
Additional paid-in capital	112,417	104,546
Accumulated other comprehensive loss	(335)	(114)
Retained earnings	82,830	77,463
Total shareholders’ equity	195,034	182,019
Total liabilities and shareholders’ equity	$254,357	$250,249

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year-Ended December 31,
	2014	2013	2012
Revenues	$421,967	$415,623	$421,890
Costs and expenses:
Instructional costs and services	185,503	183,757	191,947
Marketing and promotional	99,790	102,198	100,809
Admissions advisory	28,042	27,103	30,151
General and administrative	41,847	42,688	39,600
Lease amendment charges	2,690	—	—
Total costs and expenses	357,872	355,746	362,507
Operating income	64,095	59,877	59,383
Other expense, net	(725)	(179)	(45)
Income before income taxes	63,370	59,698	59,338
Income tax expense	25,427	24,495	23,047
Net income	37,943	35,203	36,291
Net loss attributable to noncontrolling interest	—	—	186
Net income attributable to Capella Education Company	$37,943	$35,203	$36,477
Net income attributable to Capella Education Company per common share:
Basic	$3.09	$2.84	$2.77
Diluted	$3.03	$2.80	$2.76
Weighted average number of common shares outstanding:
Basic	12,286	12,391	13,156
Diluted	12,535	12,566	13,220
Cash dividend declared per common share	$1.42	$0.35	$—

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Comprehensive Income
(In thousands)

	Year-Ended December 31,
	2014	2013	2012
Net income	$37,943	$35,203	$36,291
Net loss attributable to noncontrolling interest	—	—	186
Net income attributable to Capella Education Company	37,943	35,203	36,477
Other comprehensive income (loss):
Foreign currency translation loss	(169)	(110)	(54)
Unrealized gain (loss) on available for sale securities, net of tax	(52)	18	(275)
Comprehensive income attributable to Capella Education Company	$37,722	$35,111	$36,148
The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statement of Shareholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2011	13,882	$139	$103,900	$307	$58,253	$162,599
Exercise of stock options	34	—	628	—	—	628
Share-based compensation	—	—	4,880	—	—	4,880
Tax shortfall realized from share-based compensation arrangements	—	—	(598)	—	—	(598)
Issuance of restricted stock, net	20	—	(41)	—	—	(41)
Accretion of noncontrolling interest	—	—	486	—	(582)	(96)
Repurchase of common stock	(1,543)	(15)	(11,539)	—	(39,864)	(51,418)
Net income attributable to Capella Education Company	—	—	—	—	36,477	36,477
Unrealized losses on marketable securities, net of tax	—	—	—	(275)	—	(275)
Foreign currency translation adjustments	—	—	—	(54)	—	(54)
Balance at December 31, 2012	12,393	$124	$97,716	$(22)	$54,284	$152,102
Exercise of stock options	98	1	3,451	—	—	3,452
Share-based compensation	—	—	5,330	—	—	5,330
Tax shortfall realized from share-based compensation arrangements	—	—	(521)	—	—	(521)
Issuance of restricted stock, net	38	—	(107)	—	—	(107)
Repurchase of common stock	(168)	(1)	(1,323)	—	(7,641)	(8,965)
Cash dividends declared	—	—	—	—	(4,383)	(4,383)
Net income attributable to Capella Education Company	—	—	—	—	35,203	35,203
Unrealized gains on marketable securities, net of tax	—	—	—	18	—	18
Foreign currency translation adjustments	—	—	—	(110)	—	(110)
Balance at December 31, 2013	12,361	$124	$104,546	$(114)	$77,463	$182,019
Exercise of stock options, net	118	1	5,598	—	—	5,599
Share-based compensation	—	—	5,129	—	—	5,129
Tax benefit realized from share-based compensation arrangements	—	—	159	—	—	159
Issuance of restricted stock, net	46	—	(626)	—	—	(626)
Repurchase of common stock	(282)	(3)	(2,389)	—	(14,907)	(17,299)
Cash dividends declared	—	—	—	—	(17,669)	(17,669)
Net income attributable to Capella Education Company	—	—	—	—	37,943	37,943
Unrealized gains on marketable securities, net of tax	—	—	—	(52)	—	(52)
Foreign currency translation adjustments	—	—	—	(169)	—	(169)
Balance at December 31, 2014	12,243	$122	$112,417	$(335)	$82,830	$195,034
The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Cash Flows
(In thousands)

	Year-Ended December, 31
	2014	2013	2012
Operating activities
Net income	$37,943	$35,203	$36,291
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	14,848	15,132	17,310
Depreciation and amortization	23,798	25,877	29,255
Amortization of investment discount/premium	1,843	768	692
Impairment of property and equipment	277	229	1,150
Loss on disposal of property and equipment	69	52	81
Share-based compensation	5,129	5,330	4,880
Excess tax benefit from share-based compensation	(547)	(310)	(69)
Deferred income taxes	(317)	(1,463)	(3,584)
Payment of contingent consideration	(906)	—	—
Changes in operating assets and liabilities
Accounts receivable	(15,843)	(16,141)	(14,979)
Prepaid expenses and other current assets	(754)	1,787	2,586
Accounts payable and accrued liabilities	(3,582)	4,578	(6,296)
Income tax payable	3,000	(1,826)	(4,306)
Deferred rent	(781)	(929)	(65)
Deferred revenue	1,011	1,062	1,882
Net cash provided by operating activities	65,188	69,349	64,828
Investing activities
Capital expenditures	(20,584)	(18,728)	(23,278)
Proceeds from the sale of property and equipment	—	—	303
Investment in partnership interest	(1,453)	—	—
Acquisition of noncontrolling interest	—	—	(1,576)
Purchases of marketable securities	(64,308)	(22,426)	(13,887)
Maturities of marketable securities	25,415	7,885	55,545
Net cash provided by (used in) investing activities	(60,930)	(33,269)	17,107
Financing activities
Excess tax benefit from share-based compensation	547	310	69
Net proceeds from exercise of stock options	5,599	3,452	628
Payment of dividends	(17,256)	—	—
Repurchases of common stock	(17,299)	(8,965)	(51,418)
Payment of contingent consideration	(5,945)	—	—
Net cash used in financing activities	(34,354)	(5,203)	(50,721)
Effect of foreign exchange rates on cash	2	—	29
Net increase (decrease) in cash and cash equivalents	(30,094)	30,877	31,243
Cash and cash equivalents at beginning of year	124,097	93,220	61,977
Cash and cash equivalents at end of year	$94,003	$124,097	$93,220
Supplemental disclosures of cash flow information
Income taxes paid	$23,061	$27,486	$30,947
Non-cash investing and financing activities:
Purchase of equipment included in accounts payable and accrued liabilities	$863	$775	$472
Declaration of cash dividend to be paid	$4,587	$4,383	$—
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

2. Summary of Significant Accounting Policies

Consolidation
The consolidated financial statements include the accounts of the Company, the University, CLS, RDI and its subsidiaries, and Sophia, after elimination of intercompany accounts and transactions. RDI operates on a fiscal year-ending on October 31.

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

Revenue Recognition
The Company’s revenues primarily consist of tuition. Tuition revenue is deferred and recognized as revenue ratably over the period of instruction. If a learner withdraws or drops a course, the Company follows the University refund policy, which generally is: 100 percent refund through five days, 75 percent refund from six to twelve days, and zero percent refund for the remainder of the period. The refund policy varies slightly for learners within certain states due to state rules or regulations. The Company does not recognize revenue for learners who enroll but never engage in the courseroom. Refunds are recorded as a reduction of revenue in the period that the learner withdraws from a course. When the University is required to return funds distributed under Title IV Programs of the Higher Education Act (Title IV or Title IV Programs) to the Department of Education, the learner is not released from his or her payment obligation.

Colloquia tuition revenue is recognized over the length of the colloquia, which ranges from three to 42 days.

Deferred revenue in any period represents the excess of tuition and fees received as compared to tuition and fees recognized as revenue in the consolidated statements of income and is reflected as a current liability on our consolidated balance sheets.

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

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our learners to make required payments. The Company determines the allowance for doubtful accounts amount based on an analysis of our accounts receivable portfolio and historical write-off experience, and current economic conditions, recoveries and trends. Bad debt expense is recorded as an instructional costs and services expense in the consolidated statements of income. The Company generally writes off accounts receivable balances once the account is deemed to be uncollectible, which typically occurs after outside collection agencies have pursued collection efforts. The Company recorded bad debt expense of $14.8 million, $15.1 million, and $17.3 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Cash and Cash Equivalents
The Company considers all highly liquid marketable securities with maturities of three months or less at the time of purchase, and variable rate demand notes, to be cash equivalents. The variable rate demand notes contain a feature allowing the Company to settle the instrument with the issuer on a daily or weekly basis at the Company's discretion. As a result, these securities are highly liquid and are classified as cash and cash equivalents. Cash equivalents are carried at fair value.

Marketable Securities
Management determines the appropriate designation of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s marketable securities are designated as available-for-sale as of December 31, 2014 and 2013.

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

Management believes the credit risk related to cash equivalents and marketable securities is limited due to the adherence to an investment policy that requires marketable securities to have a minimum Standard & Poor’s rating of A minus (or equivalent) at the time of purchase. All of the Company’s cash equivalents and marketable securities as of December 31, 2014 and 2013 consist of investments rated A- or higher by at least one rating agency. In addition, the Company utilizes money managers who conduct initial and ongoing credit analysis on its investment portfolio to monitor and minimize the potential impact of market risk associated with its cash equivalents and marketable securities.

Management believes that the credit risk related to accounts receivable is mitigated due to the large number and diversity of learners that principally comprise the Company’s customer base. The Company’s credit risk with respect to these accounts receivable is mitigated through the participation of a majority of the learners in federally funded financial aid programs.

Approximately 77%, 78%, and 79% of Capella University's revenues (calculated on a cash basis) were collected from funds distributed under Title IV Programs for the years ended December 31, 2014, 2013, and 2012, respectively. The financial aid and assistance programs are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels.

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

The Company reviews its fixed assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered not recoverable, a potential impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. The Company recorded impairment charges of $0.3 million, $0.2 million, and $1.2 million during the years ended December 31, 2014, 2013, and 2012, respectively. The impairment charges primarily consist of course retirements, and the write-off of previously capitalized internal software development costs related to abandoned software projects. These charges are recorded in the Consolidated Statements of Income and classified as instructional costs and services, marketing and promotional, admissions advisory, or general and administrative expense based on the primary function with which the asset was associated.

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

Contingencies
The Company accrues for costs associated with contingencies including, but not limited to, regulatory compliance and legal matters, when such costs are probable and reasonably estimable. Contingent liabilities are adjusted as further information is obtained, circumstances change, or contingencies are resolved. The Company bases these accruals on management’s estimate of such costs, which may vary from the ultimate cost and expenses associated with any such contingency.

Intangible Assets
Finite-lived intangible assets that are acquired in business combinations are recorded at fair market value on their acquisition date and are amortized on a straight-line basis over the economic useful life of the asset. As of December 31, 2014 and 2013, the Company does not have any indefinite-lived intangible assets.

The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally determined using a discounted cash flow approach.

Goodwill
Goodwill represents the excess of the purchase price of an acquired business over the fair value assigned to the underlying assets acquired and assumed liabilities. At the time of an acquisition, the Company allocates the goodwill and related assets and liabilities to its respective reporting units. The Company identifies its reporting units by assessing whether the components of its operating segment constitute businesses for which discrete financial information is available and management regularly reviews the operating results of those components. The Company assesses goodwill for impairment at least annually on the first day of the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount.

The Company's goodwill impairment test includes an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount based on the qualitative assessment, or that a qualitative assessment should not be performed for a reporting unit, the Company proceeds with performing a two-step quantitative goodwill impairment test. In the first step, the Company compares the fair value of the reporting unit to the carrying value of its net assets. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and no further testing is required. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, the Company performs a second step to determine the implied fair value of the goodwill and compares it to the carrying value of the goodwill. An impairment loss is recognized to the extent the implied fair value of the goodwill is less than the carrying amount of the goodwill.
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

Advertising
The Company expenses all advertising costs as incurred, other than production-related advertising costs primarily attributable to television commercials, which are capitalized as a prepaid expense when paid and subsequently expensed at the time of first airing. Advertising costs for 2014, 2013, and 2012 were $73.0 million, $78.1 million, and $82.4 million, respectively, which are included within marketing and promotional expenses in our Consolidated Statements of Income.

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

	Year-Ended December 31,
	2014	2013	2012
Numerator:
Net income attributable to Capella Education Company	$37,943	$35,203	$36,477
Denominator:
Denominator for basic net income attributable to Capella Education Company per common share - weighted average shares outstanding	12,286	12,391	13,156
Effect of dilutive stock options, restricted stock, and market stock units	249	175	64
Denominator for diluted net income attributable to Capella Education Company per common share - weighted average shares outstanding	12,535	12,566	13,220
Basic net income attributable to Capella Education Company per common share	$3.09	$2.84	$2.77
Diluted net income attributable to Capella Education Company per common share	$3.03	$2.80	$2.76
Options to purchase 0.2 million, 0.5 million, and 0.6 million common shares, were outstanding but not included in the computation of diluted net income per common share in 2014, 2013, and 2012, respectively, because their effect would be antidilutive.

Comprehensive Income
Comprehensive income includes net income and all changes in the Company’s equity during a period from non-owner sources, which for the Company consists of unrealized gains and losses on available-for-sale marketable securities, net of tax, and foreign currency translation gains and losses.

Share-Based Compensation
The Company measures and recognizes compensation expense for share-based payment awards made to employees and directors, including employee stock options, restricted stock units (RSUs), and market stock units (MSUs) based on estimated fair values of the share award on the date of grant.

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

The Company recognizes share-based compensation expense for stock options and restricted stock unit awards using the straight-line method over the period that the awards are expected to vest, which is also the service period, net of estimated forfeitures. The Company estimates expected forfeitures of share-based awards and recognizes compensation cost only for those awards expected to vest.

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

•
Market stock units. To calculate the estimated fair value of MSUs on the date of grant, the Company uses Monte Carlo simulations. The Monte Carlo simulations are based on the expected average market price of the Company's common stock for a defined number of calendar days prior to the stated vesting date to estimate the expected number of MSUs that will convert into common shares at the vesting date. Management's key assumptions include volatility, risk-free interest rates, and dividend yields.

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
3. Marketable Securities
The following is a summary of available-for-sale securities, in thousands:

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$65,708	$31	$(71)	$65,668
Corporate debt securities	7,379	4	(2)	7,381
Total	$73,087	$35	$(73)	$73,049

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$30,422	$46	$—	$30,468
Corporate debt securities	5,615	3	(4)	5,614
Total	$36,037	$49	$(4)	$36,082
The unrealized gains and losses on the Company’s investments in municipal and corporate debt securities as of December 31, 2014 and 2013 were caused by changes in market values primarily due to interest rate changes. All of the Company's securities in an unrealized loss position as of December 31, 2014 had been in an unrealized loss position for less than twelve months. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be maturity. No other-than-temporary impairment charges were recorded for the years ended December 31, 2014, 2013, and 2012.

The following table summarizes the remaining contractual maturities of the Company’s marketable securities, in thousands:

	As of December 31, 2014	As of December 31, 2013
Due within one year	$29,619	$18,342
Due after one year through five years	43,430	17,740
Total	$73,049	$36,082

The following table is a summary of the proceeds from the maturities of available-for-sale securities, in thousands:

	Years Ended December 31,
	2014	2013	2012
Maturities of marketable securities	$25,415	$7,885	$55,545
Total	$25,415	$7,885	$55,545

The Company did not record any gross realized gains or gross realized losses in net income during the years ended December 31, 2014, 2013, and 2012. Additionally, there were no proceeds from sales of marketable securities prior to maturity during the years ended December 31, 2014, 2013, and 2012.

4. Fair Value Measurements

The following tables summarize certain information for assets and liabilities measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements as of December 31, 2014 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$64,004	$64,004	$—	$—
Money market funds	29,999	29,999	—	—
Marketable securities:
Tax-exempt municipal securities	65,668	—	65,668	—
Corporate debt securities	7,381	—	7,381	—
Total assets at fair value on a recurring basis	$167,052	$94,003	$73,049	$—

	Fair Value Measurements as of December 31, 2013 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$47,796	$47,796	$—	$—
Money market funds	57,066	57,066	—	—
Variable rate demand notes	19,235	19,235	—	—
Marketable securities:
Tax-exempt municipal securities	30,468	—	30,468	—
Corporate debt securities	5,614	—	5,614	—
Total assets at fair value on a recurring basis	$160,179	$124,097	$36,082	$—

Liabilities:
Accrued liabilities:
RDI contingent consideration	$6,304	$—	$—	$6,304
Total liabilities at fair value on a recurring basis	$6,304	$—	$—	$6,304

The Company measures cash and cash equivalents at fair value primarily using real-time quotes for transactions in active exchange markets involving identical assets. The Company’s marketable securities are classified within Level 2 and are valued using readily available pricing sources for comparable instruments utilizing market observable inputs. The Company does not hold securities in inactive markets. The Company did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the years-ended December 31, 2014 and 2013.

Level 3 Measurements

RDI Contingent Consideration
In connection with the 2011 acquisition of RDI, the Company was required to make an additional payment to the former shareholders of RDI when RDI was awarded Taught Degree Awarding Powers (TDAP) by the British government.

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

Prior to payment, the contingent consideration was classified as a liability under Accounting Standards Codification 805 Business Combinations (ASC 805), which required the Company to re-measure the liability at fair value at each reporting date until it was extinguished. The Company classified the RDI contingent consideration liability within Level 3 of the fair value measurement hierarchy as its fair value was determined using inputs not readily observable in the market.

The following table presents a reconciliation of the fair value of the RDI contingent consideration, in thousands:

	Year-Ended December 31,
	2014	2013
Balance, beginning of year	$6,304	$6,252
Increase in RDI contingent consideration liability	547	52
Payment of RDI contingent consideration liability	(6,851)	—
Balance, end of year	$—	$6,304

The change in the fair value of the RDI contingent consideration liability was recorded in other expense, net in the consolidated statements of income during the year-ended December 31, 2014 and 2013. The fair value of the RDI contingent consideration liability was recorded in accrued liabilities within the consolidated balance sheet as of December 31, 2013.

The cash payment made to settle the RDI contingent consideration liability is recorded as cash used in operating activities and cash used in financing activities in the consolidated statement of cash flows during the year-ended December 31, 2014. The portion of the payment recorded as cash used in operating activities represents the accumulated change in fair value of the contingent consideration liability between the acquisition date of July 15, 2011 and the payment date of May 12, 2014, and the portion of the payment recorded as financing activities represents the initial fair value of the liability recorded at the July 15, 2011 acquisition date.

5. Property and Equipment

Property and equipment consist of the following, presented in thousands:

	As of December 31,
	2014	2013
Computer software	$134,249	$130,870
Computer equipment	34,757	44,050
Furniture and office equipment	13,248	13,563
Leasehold improvements	1,252	1,311
	183,506	189,794
Less accumulated depreciation and amortization	(146,260)	(149,801)
Property and equipment, net	$37,246	$39,993

Depreciation expense for the years ended December 31, 2014, 2013, and 2012 was $22.9 million, $24.0 million, and $27.4 million, respectively. Included in these amounts is amortization of capitalized internally developed software of $15.3 million, $15.0 million, and $17.5 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Computer software includes approximately $28.1 million and $28.5 million of unamortized internally developed software as of December 31, 2014 and 2013, respectively.

6. Goodwill and Intangible Assets

Goodwill
Goodwill represents the excess of the purchase price over the fair value assigned to the assets acquired and liabilities assumed. The carrying amount of goodwill as of December 31, 2014 was $17.0 million and recorded under the RDI reporting unit, as a result of the acquisition of RDI in July 2011.

The following table presents changes in goodwill for the years ended December 31, 2014 and 2013, in thousands:

Balance as of December 31, 2012	$16,970
Effects of foreign currency exchange rates	(1)
Balance as of December 31, 2013	16,969
Effects of foreign currency exchange rates	(8)
Balance as of December 31, 2014	$16,961

The Company completed its goodwill impairment test for the RDI reporting unit using the first day of the fourth quarter of 2014 as the assessment date, and did not identify any impairment charges for the year-ended December 31, 2014. The Company chose not to perform the qualitative assessment and instead performed step one of the quantitative goodwill impairment test using a combination of an income-based approach and a market-based approach to determine the fair value.

The income approach consisted of a discounted cash flow model that included probability weightings of projected future cash flows for the RDI reporting unit, calculating a terminal value, and discounting such cash flows by a risk-adjusted rate of return. The market approach included a combination of fair values determined from (1) comparable transactions approach using observable market transactions within the industry; and (2) the guideline company approach using publicly traded companies with similar operating and investment characteristics of the reporting unit to develop a multiple which was then applied to the operating performance of the reporting unit to determine fair value. The determination of fair value of the RDI reporting unit consists of using unobservable inputs under the fair value measurement standards.

The Company believes that the most critical assumptions and estimates used in determining the estimated fair value of its RDI reporting unit, include, but are not limited to, the amounts and timing of expected future cash flows, the discount rate, terminal growth rates, selection of comparable market multiples in both the comparable transaction and guideline company approaches, and application of weighting factors when a combination of valuation methods are used. The assumptions used in determining the expected future cash flows consider various factors such as historical operating trends particularly in student enrollment, the political environment the reporting unit operates in, anticipated economic and regulatory conditions, accreditation status and reasonable expectations for planned business and long-term operating strategies and initiatives. The discount rate is based on the Company's assumption of a prudent investor's required rate of return for assuming the risk of investing in a particular company in a specific country. The terminal growth rate reflects the sustainable operating income a reporting unit could generate in a perpetual state as a function of revenue growth, inflation and future margin expectations. The Company also believes that the assumptions used in the goodwill impairment tests are consistent with a reasonable market participant view while employing the concept of highest and best use of the asset.

Finite-Lived Intangible Assets
Changes in the carrying amount of intangible assets are as follows, in thousands:

	Student Relationships	Validation Partner Relationships	Trademark and Trade Name	Learning Model	Internally Developed Software	Total
Net Carrying Amount as of December 31, 2012	$1,498	$1,876	$610	$519	$171	4,674
Amortization	(1,240)	(328)	(70)	(141)	(100)	(1,879)
Net Carrying Amount as of December 31, 2013	258	1,548	540	378	71	2,795
Amortization	(258)	(329)	(70)	(140)	(71)	(868)
Net Carrying Amount as of December 31, 2014	$—	$1,219	$470	$238	$—	$1,927

The Company amortizes its intangible assets on a straight-line basis. The estimated useful lives of the intangible assets range from two to ten years. The weighted average useful life of the Company’s finite-lived intangible assets that are not fully amortized as of December 31, 2014 is four years.

The following table presents future amortization expense for intangible assets as of December 31, 2014, in thousands:

2015	539
2016	498
2017	399
2018	303
2019	70
2020 and thereafter	118
Total	$1,927

7. Accrued Liabilities

Accrued liabilities consist of the following, in thousands:

	As of December 31, 2014	As of December 31, 2013
Accrued compensation and benefits	$7,482	$10,333
Accrued instructional	4,361	5,043
Accrued vacation	1,234	1,040
Accrued invoices	8,238	7,240
RDI contingent consideration	—	6,304
Other	2,095	3,204
Total	$23,410	$33,164

"Other" in the table above consists primarily of the current portion of deferred rent, customer deposits, and other miscellaneous accruals.
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

On April 3, 2014, the Company accepted notice to activate an amendment to this lease. Pursuant to the amendment, in June 2014, the Company returned 54,940 square feet of its previously leased space of 426,165 square feet. Employees located in this area were relocated to other areas within the Company's remaining space. The Company recorded a charge of approximately $2.6 million during the year-ended December 31, 2014 in connection with this amendment, which is included within the lease amendment charge line item of the consolidated statements of income.

The Company also consolidated certain of its other leased office space which resulted in an additional charge of $0.1 million during the year-ended December 31, 2014. This amount is included within the lease amendment charge line item of the consolidated statements of income.

The following presents the Company's future minimum lease commitments as of December 31, 2014, in thousands:

2015(1)	$8,116
2016	6,177
2017	5,950
2018	4,877
2019	—
2020 and thereafter	—
Total	$25,120

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

Total rent expense, related taxes, and operating expenses under operating leases for the years ended December 31, 2014, 2013, and 2012, was $12.3 million, $12.4 million, and $12.2 million, respectively.

Revolving Credit Facility

On September 30, 2011, the Company entered into an unsecured revolving credit agreement (the Credit Agreement) with Bank of America, N.A., and certain other lenders. The Credit Agreement provides $100.0 million of borrowing capacity (the credit facility), with an increase option of an additional $50.0 million. The Credit Agreement expires on September 30, 2016.

Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus an applicable rate of 1.75% to 2.25% based on the Company’s consolidated leverage ratio or, at the Company’s option, an alternative base rate (defined as the higher of (a) the federal funds rate plus 0.5%, (b) Bank of America’s prime rate, or (c) the one-month LIBOR plus 1.0%) plus an applicable rate of 0.75% to 1.25% based on the Company’s consolidated leverage ratio. The Credit Agreement requires payment of a commitment fee, based on the Company’s consolidated leverage ratio, charged on the unused credit facility. The Company recorded commitment fee expenses of $0.3 million, $0.3 million, and $0.3 million in other expense, net, for the years ended December 31, 2014, 2013, and 2012, respectively. Outstanding letters of credit are also charged a fee, based on the Company’s consolidated leverage ratio. The Company capitalized approximately $0.5 million of debt issuance costs related to the credit facility, which are being amortized on a straight-line basis over a period of five years. The remaining unamortized portion of debt issuance costs are not significant. Interest expense for the amortization of debt issuance costs is recorded in other expense, net.

The Credit Agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Failure to comply with the covenants contained in the Credit Agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. As of December 31, 2014 and December 31, 2013 there were no borrowings under the credit facility and the Company was in compliance with all debt covenants.

Litigation
In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, claims involving learners or graduates and routine employment matters. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of December 31, 2014 that are probable or estimable, for which the outcome could have a material adverse impact on its consolidated financial position or results of operations.

9. Share Repurchase Program and Dividends

Share Repurchase Program
The Company announced its current share repurchase program in July 2008. The Board of Directors authorizes repurchases of outstanding shares of common stock from time to time depending on market conditions and other considerations. A summary of the Company’s comprehensive share repurchase activity from the program's commencement through December 31, 2014, all of which was part of its publicly announced program, is presented below, in thousands:

Board authorizations:
July 2008	$60,000
August 2010	60,662
February 2011	65,000
December 2011	50,000
August 2013	50,000
Total amount authorized	285,662
Total value of shares repurchased	253,631
Residual authorization	$32,031

The following table summarizes shares repurchased, in thousands:

	Year-Ended December 31,
	2014	2013
Shares repurchased	282	168
Total consideration, excluding commissions	$17,287	$8,958

As of December 31, 2014, the Company had purchased an aggregate of 5.6 million shares under the program’s outstanding authorizations at an average price per share of $44.94 totaling $253.6 million.

Dividends
During the year-ended December 31, 2014, the Company declared the following cash dividends, presented below in thousands except per share amounts:

Declaration Date	Record Date	Payment Date	Dividend per Share	Total Dividend Amount
February 20, 2014	March 26, 2014	April 10, 2014	$0.35	$4,382
May 6, 2014	June 11, 2014	July 10, 2014	$0.35	$4,354
August 7, 2014	September 10, 2014	October 10, 2014	$0.35	$4,346
December 10, 2014	December 24, 2014	January 15, 2015	$0.37	$4,587

During the three months ended December 31, 2014, the dividend of $0.37 per outstanding share of common stock declared on December 10, 2014 was recorded as a reduction to retained earnings. Of the total dividend amount, $4.6 million is attributable to shares of common stock outstanding as of the record date and restricted stock units expected to vest in the next twelve months. This amount is classified as dividends payable in the Company's consolidated balance sheets as of December 31, 2014. The remaining balance is attributable to restricted stock units expected to vest subsequent to the next twelve months and is classified as other liabilities in the Company's consolidated balance sheet as of December 31, 2014. All future dividends are subject to declaration by the Company's board of directors and may be adjusted due to future business needs or other factors deemed relevant by the board of directors.

10. Share-Based Compensation

Share-Based Incentive Plans
On May 6, 2014, the Company implemented a stock incentive plan (the 2014 Plan) that allows for incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock awards (RSAs), stock unit awards, and other stock-based awards to be granted to employees, directors, officers, and others. The 2014 Plan authorized the issuance of 480,000 shares of the Company's common stock, plus 830,888 shares that remained available for future grants under the 2005 Stock Incentive Plan (the 2005 Plan) on the effective date of the 2014 Plan. Upon effectiveness of the 2014 Plan, no further awards will be made under the 2005 Plan. As of December 31, 2014, the maximum number of shares of common stock reserved under the 2014 Plan was approximately 1.3 million, of which 1.3 million shares were available for grant.

The Board of Directors establishes the terms and conditions of all grants, subject to the 2014 Plan and applicable provisions of the Internal Revenue Code (the Code). Under the 2014 Plan, options must be granted at an exercise price not less than the fair market value of the Company’s common stock on the grant date. The options expire on the date determined by the Board of Directors, but may not extend more than ten years from the grant date. The options generally become exercisable over a four year period. Restricted stock units (RSUs) generally vest over a three year period. Canceled options and RSUs become available for reissuance under the 2014 Plan. Upon an exercise of stock options, the Company issues new shares.

The Company also has issued stock options under the discontinued 2005 Plan. Stock options, restricted stock units, and market stock units issued pursuant to the 2005 Plan are still outstanding. However, unexercised options that are canceled upon termination of employment are not available for reissuance under the 2005 Plan.

Share-Based Compensation Expense
The table below reflects the Company’s share-based compensation expense recognized in the consolidated statements of income, in thousands:

	Year-Ended December 31,
	2014	2013	2012
Instructional costs and services	$729	$1,568	$1,433
Marketing and promotional	270	629	468
Admissions advisory	52	54	48
General and administrative	4,078	3,079	2,931
Share-based compensation expense included in operating income	5,129	5,330	4,880
Tax benefit from share-based compensation expense	1,722	1,964	1,818
Share-based compensation expense, net of tax	$3,407	$3,366	$3,062

Effective in 2014, the Company evaluated the allocation of share-based compensation among its operating expense categories and determined reallocation of expenses related to certain executives and directors was necessary to best align with the Company's organizational structure. Prior to 2014, share-based compensation expense related to awards granted to certain executives and members of the Company's Board of Directors was allocated among all of the Company's operating expense categories. Effective in 2014, the Company is prospectively including all share-based compensation expense related to awards granted to these individuals as general and administrative expense.

The following table summarizes additional information regarding share-based compensation arrangements for the years presented, in thousands:

	Year-Ended December 31,
	2014	2013	2012
Net proceeds from stock options exercised	$5,599	$3,452	$628
Intrinsic value of stock options exercised	2,127	1,915	515
Tax benefit (shortfall) realized from share-based compensation arrangements	159	(521)	(598)

As of December 31, 2014, total compensation cost related to nonvested service-based stock options, RSUs, and MSUs to be recognized in future periods was $6.5 million. The weighted average period over which this expense will be recognized is 1.9 years. The fair value of stock options and RSUs vested during the years ended December 31, 2014, 2013 and 2012, was $4.7 million, $4.3 million, and $3.5 million, respectively.

Service-Based Stock Options
The following table summarizes stock option activity for the year-ended December 31, 2014:

	Plan Options Outstanding
	Incentive	Non-Qualified	Weighted-Average Exercise Price per Share
	(in thousands, except per share data)
Balance, December 31, 2013	13	603	$48.84
Granted	—	120	64.82
Exercised	(9)	(109)	47.22
Forfeited or expired	—	(21)	50.71
Balance, December 31, 2014	4	593	$52.31

The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

	Number of Shares	Weighted-Average Exercise or Purchase Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except per share and contractual term data)
Balance, December 31, 2014	597	$52.31	5.80	$15,592
Vested and expected to vest, December 31, 2014	571	$52.43	5.69	$14,891
Exercisable, December 31, 2014	280	$57.79	3.57	$6,249

The fair value of the Company's service-based stock options was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year-Ended December 31,
	2014	2013	2012
Weighted-average exercise price (1)	$64.82	$32.26	$40.48
Expected life (in years) (2)	4.53	4.47	4.39
Expected volatility (3)	41.76%	46.38%	48.83%
Risk-free interest rate (4)	1.37%	0.74%	0.73%
Dividend yield (5)	2.16%	—%	—%
Weighted-average fair value of options granted	$19.52	$12.46	$16.23

(1)	The weighted-average exercise price is equal to the Company's weighted-average stock price as of the grant date during each of the respective years.

(2)	The Company’s expected life on options granted during the years ended December 31, 2014, 2013 and 2012 is based upon its historical stock option exercise, forfeiture, and expiration activity.

(3)
The expected volatility assumption for the years ended December 31, 2014, 2013 and 2012 is based upon the Company’s historical stock price for a period commensurate with the expected life of the options.

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

Restricted Stock Units
The following table summarizes RSU activity for the year-ended December 31, 2014:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
	(in thousands, except per share data)
Balance, December 31, 2013	161	$40.66
Granted	52	63.13
Vested	(56)	44.70
Canceled	(6)	45.86
Balance, December 31, 2014	151	$46.64

The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value of RSUs on December 31, 2014. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

	Number of Shares	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except contractual term data)
Balance, December 31, 2014	151	1.05	$11,626
Vested and expected to vest, December 31, 2014	140	1.01	$10,754

Market Stock Units
The following table summarizes MSU activity for the year-ended December 31, 2014:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
	(in thousands, except per share data)
Balance, December 31, 2013	104	$24.13
Granted	—	—
Vested (1)	—	—
Canceled	—	—
Balance, December 31, 2014	104	$24.13

(1)
The vesting of MSUs is subject to the achievement of the 90-day average closing price of the Company's common stock at the end of the defined service period. The shares vested is calculated using the 90-day average closing price of the Company's common stock as of December 31, 2018.

The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value of MSUs on December 31, 2014. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

	Number of Shares	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except contractual term data)
Balance, December 31, 2014	104	3.35	$8,002
Vested and expected to vest, December 31, 2014	104	3.35	$8,002

11. Income Taxes
The components of income tax expense are as follows, and presented in thousands:

	Year-Ended December 31,
	2014	2013	2012
Current income tax expense:
Federal	$24,133	$24,480	$25,182
State	1,611	1,478	1,445
Foreign	—	—	4
Deferred income tax expense:
Federal	(341)	(1,429)	(2,533)
State	79	(44)	(185)
Foreign	(55)	10	(866)
Income tax expense	$25,427	$24,495	$23,047

The following presents a reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate:

	Year-Ended December 31,
	2014	2013	2012
Statutory rate	35.0%	35.0%	35.0%
State income taxes	2.7	2.5	2.3
Foreign taxes	0.9	1.3	1.0
Valuation allowance	0.6	2.4	1.1
Tax-exempt interest	(0.1)	(0.1)	(0.5)
Other	1.0	(0.1)	(0.1)
Effective income tax rate	40.1%	41.0%	38.8%

The following table presents significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2014 and 2013, in thousands:

	Year-Ended December 31,
	2014	2013
Deferred income tax assets:
Net operating loss carryforwards	$3,102	$2,957
Allowance for doubtful accounts	3,402	3,251
Accrued liabilities	1,823	2,198
Share-based compensation	4,993	4,833
Accumulated other comprehensive loss	14	—
Other	17	1
Deferred income tax assets	13,351	13,240
Deferred income tax liabilities:
Prepaid expenses	(1,441)	(1,376)
Accumulated other comprehensive income	—	(16)
Property and equipment	(12,078)	(12,489)
Intangible assets	(388)	(597)
Other	—	(27)
Deferred income tax liabilities	(13,907)	(14,505)
Net deferred tax liability before valuation allowance	(556)	(1,265)
Valuation allowance	(2,529)	(2,172)
Net deferred tax liability	$(3,085)	$(3,437)

The net operating loss carryforwards in the table above represent $14.1 million of UK net operating losses, which do not expire.

The Company regularly assesses the likelihood that its deferred tax assets will be recovered in the future. A valuation allowance is recorded to the extent the Company concludes a deferred tax asset will not more-likely-than-not be realized. The Company considers all positive and negative evidence related to the realization of the deferred tax assets in assessing the need for a valuation allowance. If the Company determines it will not realize all or part of its deferred tax assets, adjustments to the deferred tax asset are charged to earnings in the period such determinations were made.

During 2012, the Company concluded that it was more-likely-than-not that its UK deferred tax assets would not be fully realized, a position the Company continues to assert. During 2014, the valuation allowance increased by $0.3 million primarily as a result of net operating losses in the Company's UK subsidiary.

The Company's accounting for deferred tax consequences represents its best estimate of future events. A valuation allowance established, or revised, as a result of the Company's assessment is recorded through income tax expense in the Consolidated Statements of Income. Changes in current estimates due to unanticipated events, or other factors, could have a material effect on the Company's financial condition and results of operations.

The Company did not have unremitted earnings from its international subsidiaries due to an earnings and profits deficit balance in the foreign jurisdiction during the years ended December 31, 2014 or 2013. Therefore, the Company did not establish deferred tax liabilities for unremitted earnings at December 31, 2014 or 2013.

The Company is subject to U.S. federal income tax and multiple state jurisdictions, as well as UK corporation tax and Hong Kong profits tax.

During 2014, both an Internal Revenue Service (IRS) income tax audit for the 2010 tax year and a New York state income tax audit for tax years 2008-2010 were completed without significant findings. No other income tax audits are ongoing or pending as of December 31, 2014.

For U.S. federal and UK corporation tax purposes, the statute of limitations remains open on tax years from 2011. For Hong Kong, the statute of limitations is six years and for state purposes, the statute of limitations varies by jurisdiction, but is generally from three to five years.

As of December 31, 2014, the Company had $38 thousand of total gross unrecognized tax benefits. Of this total, $25 thousand (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect its effective income tax rate in future periods.
The following table reconciles the beginning and ending amount of unrecognized tax benefits, in thousands:

	Year-Ended December 31,
	2014	2013	2012
Balance at January 1	$42	$75	$425
Additions for tax positions of current year	—	12	6
Additions for tax positions of prior years	9	—	14
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	2
Reductions due to lapse of the applicable statute of limitations	(13)	(45)	(372)
Balance at December 31	$38	$42	$75

The Company does not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months. In the fourth quarter of 2014, the statute of limitations expired on approximately $13 thousand in unrecognized tax benefits related to state issues from tax years 2010-2011. In the fourth quarter of 2015, the statute of limitations will expire on approximately $11 thousand in unrecognized tax benefits related to state issues from tax years 2008-2012.

The Company continues to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company recognized $2 thousand, $5 thousand, and $16 thousand in interest and penalties related to uncertain tax positions in income tax expense during the years ended December 31, 2014, 2013, and 2012, respectively.

12. Acquisitions and Other Investments

During the year-ended December 31, 2014, the Company made a cost method investment of $1.5 million in a limited partnership, with a commitment to invest up to an additional $3.5 million over the next ten years. The partnership invests in innovative companies in the healthcare field. The Company's investment comprises less than 3.0% of the total partnership interest and is classified as other assets in the consolidated balance sheets as of December 31, 2014.

Sophia Learning, LLC
The Company acquired a majority ownership interest in Sophia in 2010. On April 16, 2012, the Company acquired the remaining interest in Sophia for approximately $1.6 million in an arms-length transaction. The Company began accounting for Sophia as a wholly owned subsidiary beginning in the second quarter of 2012 when the noncontrolling interests were acquired.

13. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of accumulated other comprehensive income (loss), in thousands:

	As of December 31,
	2014	2013	2012
Foreign currency translation	$(311)	$(142)	$(32)
Unrealized gains (losses) on marketable securities, net of tax	(24)	28	10
Accumulated other comprehensive income (loss)(1)	$(335)	$(114)	$(22)

(1)
Accumulated other comprehensive income (loss) is net of $14 thousand, $17 thousand, and $6 thousand of taxes as of December 31, 2014, 2013, and 2012, respectively. The unrealized gains and losses on the Company’s marketable securities were primarily caused by changes in market values as a result of interest rate changes.

There were no reclassifications out of accumulated other comprehensive income (loss) to net income for the years ended December 31, 2014, December 31, 2013 and December 31, 2012.

14. Regulatory Supervision and Oversight

Political and budgetary concerns significantly affect the Title IV Programs. Congress reauthorizes the Higher Education Act (HEA) and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in 2008. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of December 31, 2014, programs in which the University's learners participate are operative and sufficiently funded.

15. Other Employee Benefit Plans

The Company sponsors an employee retirement savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. The plan provides eligible employees with an opportunity to make tax-deferred contributions into a long-term investment and savings program. All employees over the age of 18 are eligible to participate in the plan. The plan allows eligible employees to contribute up to 100% of their annual salary, subject to IRS annual limits. The plan allows the Company to make discretionary contributions; however, there is no requirement that it do so. The Company matches 100% on the first 2%, and 50% on the next 4%, of the employee contributions. Employer contributions and related expenses were $4.5 million, $4.7 million, and $4.5 million for the years ended December 31, 2014, 2013, and 2012, respectively.

In May 2005, the Company adopted the Capella Education Company Employee Stock Purchase Plan, referred to as the ESPP. The Company has reserved an aggregate of 0.5 million shares of its common stock for issuance under the ESPP. The ESPP permits eligible employees to utilize up to 10% of their salary to purchase the Company’s common stock at a price of no less than 85% of the fair market value per share of the Company’s common stock at the beginning or the end of the relevant offering period, whichever is less. The compensation committee of the Board of Directors will administer the ESPP. The Company had not implemented this plan as of December 31, 2014.

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

	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
2014
Revenues	$105,596	$104,832	$103,097	$108,442	$421,967
Operating income	15,143	15,464	13,176	20,312	64,095
Net income attributable to Capella Education Company	8,817	9,044	7,757	12,325	37,943
Net income attributable to Capella Education Company per common share:
Basic	$0.71	$0.74	$0.63	$1.01	$3.09
Diluted	$0.70	$0.72	$0.62	$0.99	$3.03
Cash dividend declared per common share	$0.35	$0.35	$0.35	$0.37	$1.42

2013
Revenues	$105,242	$103,693	$100,703	$105,985	$415,623
Operating income	15,175	17,465	10,510	16,727	59,877
Net income attributable to Capella Education Company	8,755	10,422	6,010	10,016	35,203
Net income attributable to Capella Education Company per common share:
Basic	$0.71	$0.84	$0.48	$0.81	$2.84
Diluted	$0.70	$0.83	$0.48	$0.79	$2.80
Cash dividend declared per common share	$—	$—	$—	$0.35	$0.35

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014. In conducting its evaluation, our management used the criteria set forth by the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.
Our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Capella Education Company

We have audited Capella Education Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Capella Education Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Capella Education Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capella Education Company as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 19, 2015 expressed an unqualified opinion thereon.

 /s/ ERNST & YOUNG LLP

Minneapolis, Minnesota
February 19, 2015

Item 9B.	Other Information
None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the 2014 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2014. Except for those portions specifically incorporated in this Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10.	Directors, Executive Officers, and Corporate Governance

Executive Officers of the Registrant
Set forth below is certain information concerning our executive officers and persons chosen to become executive officers:

Name	Age	Position
J. Kevin Gilligan	60	Chief Executive Officer
Scott L. Kinney	53	President, Capella University
Steven L. Polacek	55	Senior Vice President and Chief Financial Officer
Renee L. Jackson	48	Vice President, General Counsel
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

Renee L. Jackson joined our company on December 1, 2014 as Vice President and General Counsel. Before coming to our company, Ms. Jackson was the general counsel of The Dolan Company, a nationwide provider of business information and professional services, from 2010 until December 2014. The Dolan Company and certain of its subsidiaries filed voluntary petitions for a prepackaged Chapter 11 bankruptcy in the US District Court for the District of Delaware on March 23, 2014. The company and its subsidiaries emerged from bankruptcy on June 12, 2014. From 2005 to 2010, Ms. Jackson served as associate general counsel of Fair Isaac Corporation, a leading analytics and software company serving companies worldwide in the financial, insurance, telecommunications and e-commerce industries. Before joining Fair Isaac Corporation, Ms. Jackson was a partner with Norton Rose Fulbright LLP, where she tried intellectual property and commercial cases and served as administrative partner of the firm's Minneapolis office. Ms. Jackson began her career at Dorsey & Whitney LLP in 1991. Ms. Jackson earned a B.S. from the University of Florida and a J.D. from the University of Minnesota Law School.
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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
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
Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2011.
3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 11, 2006.
3.2	Second Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2008.
4.1	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 19, 2006.
10.1*	Capella Education Company 2005 Stock Incentive Plan as amended.	Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 3, 2005.
10.2*	Forms of Option Agreements for the Capella Education Company 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.
10.3*	Form of Restricted Stock Agreement for the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
10.4*	Form of Restricted Stock Unit Agreement (Employee) under the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2009.
10.5*	Form of Restricted Stock Unit Agreement (Non-Employee Director) under the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2009.

10.6*	Capella Education Company 2014 Equity Incentive Plan.	Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement for its 2014 annual meeting of shareholders filed with the SEC on March 24, 2014 (File No. 1-33140).
10.7*	Form of Restricted Stock Unit Award Agreement (Director) under the Capella Education Company 2014 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
10.8*	Form of Restricted Stock Unit Award Agreement (Section (16(b) Officer) under the Capella Education Company 2014 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
10.9*	Form of Non-Statutory Stock Option Award Agreement (Section (16(b) Officer) under the Capella Education Company 2014 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
10.10*	Capella Education Company Executive Severance Plan, as amended.	Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2008.
10.11*	Capella Education Company Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 3, 2005.
10.12	Office Lease, dated as of February 23, 2004, by and between the Registrant and 601 Second Avenue Limited Partnership.	Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
10.13	Memorandum of Lease, dated as of March 10, 2004, by and between the Registrant and 601 Second Avenue Limited Partnership.	Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
10.14	First Amendment to Lease, dated as of May 16, 2006, by and between the Registrant and 601 Second Avenue Limited Partnership.	Incorporated by reference to Exhibit 10.36 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.
10.15	Letter Agreement, dated July 5, 2006, between the Registrant and ASB Minneapolis 225 Holdings, LLC	Incorporated by reference to Exhibit 10.37 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.
10.16	Second Amendment to Lease, dates as of March 17, 2008, by and between the Registrant and Minneapolis 225 Holdings, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
10.17	Third Amendment to Lease, dates as of June 10, 2009, by and between the Registrant and Minneapolis 225 Holdings, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
10.18	Fourth Amendment to Lease, dated as of May 14, 2010, by and between the Registrant and Minneapolis 225 Holdings, LLC.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
10.19	Fifth Amendment to Lease, dated as of August 29, 2011, by and between the Registrant and Minneapolis 225 Holdings, LLC.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
10.20	Sixth Amendment to Lease, dated as of March 24, 2014 by and between the Registrant and Minneapolis 225 Holdings, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014.
10.21*	Amendment No. 1 to Capella Education Company 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.42 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2006.
10.22*	Capella Education Company Senior Executive Severance Plan, as amended.	Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2008.
10.23*	Employment Agreement between Capella Education Company and J. Kevin Gilligan, dated January 20, 2009.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2009.

10.24*	Capella Education Company Incentive Bonus Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
10.25
Credit Agreement dated September 30, 2011, among Capella Education Company, identified therein as the Borrower; Bank of America, N.A. as Administrative Agent; Merrill Lynch, Pierce, Fenner & Smith as the lead Arranger; and certain other lenders (the “Credit Agreement”).
Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
10.26*	Form of Restricted Stock Unit Agreement (Director) (for use commencing in 2012) for the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2011.
10.27*	Form of Restricted Stock Unit Agreement (16(b) Officer) (for use commencing in 2012) for the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2011.
10.28*	Form of Non-Statutory Stock Option Agreement (16(b) Officer) (for use commencing in 2012) for the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2011.
10.29*	Capella Education Company Incentive Bonus Plan, as amended	Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2011.
10.30*	2013 Form of Non-Statutory Option Agreement (Section 16(b) Officers)	Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2012.
10.31*	Form of Market Stock Unit Agreement (Section 16(B) Officer) under the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
21	Subsidiaries of the Registrant.	Filed electronically.
23	Consent of Ernst & Young LLP.	Filed electronically.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.
EX-101.INS	XBRL Instance Document(1)	Filed electronically.
EX-101.SCH	XBRL Taxonomy Extension Schema Document(1)	Filed electronically.
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)	Filed electronically.
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)	XBRL Taxonomy Extension Definition Linkbase Document(1)
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)	Filed electronically.
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)	Filed electronically.

*	Management contract or compensatory plan or arrangement.

(1)
The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

CAPELLA EDUCATION COMPANY
Schedule II—Valuation and Qualifying Accounts
Fiscal Years 2014, 2013, and 2012

	Beginning Balance	Acquisition	Additions Charged to Expense	Deductions(a)	Ending Balance
	(In thousands)
Allowance for doubtful accounts for the years ended:
December 31, 2014	$7,091	$—	$14,848	$(15,381)	$6,558
December 31, 2013	$6,231	$—	$15,132	$(14,272)	$7,091
December 31, 2012	$5,789	$—	$17,310	$(16,868)	$6,231

	Beginning Balance	Acquisition	Additions Charged to Expense (b)	Deductions	Ending Balance
	(In thousands)
Valuation allowance for the year-ended:
December 31, 2014	$2,172	$—	$357	$—	$2,529
December 31, 2013	$700	$—	$1,472	$—	$2,172
December 31, 2012	$—	—	700	—	$700

(a)	Allowance for doubtful accounts deductions represent write-offs of accounts receivable.

(b)	Valuation allowance addition includes establishment of and increases to valuation allowance on foreign net deferred tax assets primarily related to net operating losses.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPELLA EDUCATION COMPANY
(Registrant)
Date:	February 19, 2015	/S/ J. KEVIN GILLIGAN
J. Kevin Gilligan
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

SIGNATURES	TITLE	DATE

/s/ J. KEVIN GILLIGAN	Chairman and Chief Executive Officer (Principal Executive Officer)	February 19, 2015
J. Kevin Gilligan

/s/ STEVEN L. POLACEK	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 19, 2015
Steven L. Polacek

/s/ RITA D. BROGLEY	Director	February 19, 2015
Rita D. Brogley

/s/ MATTHEW W. FERGUSON	Director	February 19, 2015
Matthew W. Ferguson

/s/ MICHAEL A. LINTON	Director	February 19, 2015
Michael A. Linton

/s/ MICHAEL L. LOMAX	Director	February 19, 2015
Michael L. Lomax

/s/ JODY G. MILLER	Director	February 19, 2015
Jody G. Miller

/s/ STEPHEN G. SHANK	Director	February 19, 2015
Stephen G. Shank

/s/ DAVID W. SMITH	Director	February 19, 2015
David W. Smith

/s/ JEFFREY W. TAYLOR	Director	February 19, 2015
Jeffrey W. Taylor

/s/ DARRELL R. TUKUA	Director	February 19, 2015
Darrell R. Tukua