Form 10-Q
period 2015-03-31
CAPELLA EDUCATION CO
filed 2015-04-28
CIK 1104349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock outstanding as of April 23, 2015 was 12,212,259.

CAPELLA EDUCATION COMPANY
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CAPELLA EDUCATION COMPANY
Consolidated Balance Sheets
(In thousands, except par value)

	As of March 31, 2015	As of December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$99,423	$94,003
Marketable securities, current	33,268	29,619
Accounts receivable, net of allowance of $6,190 at March 31, 2015 and $6,558 at December 31, 2014	15,942	17,902
Prepaid expenses and other current assets	9,304	9,007
Deferred income taxes	2,868	2,809
Total current assets	160,805	153,340
Marketable securities, non-current	38,758	43,430
Property and equipment, net	38,785	37,246
Goodwill	16,815	16,961
Intangibles, net	1,792	1,927
Other assets	1,453	1,453
Total assets	$258,408	$254,357
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,816	$6,832
Accrued liabilities	26,754	23,410
Dividends payable	4,680	4,622
Income taxes payable	—	709
Deferred revenue	11,484	11,718
Total current liabilities	48,734	47,291
Deferred rent	2,261	2,440
Other liabilities	2,711	3,698
Deferred income taxes	6,058	5,894
Total liabilities	59,764	59,323

Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares — 100,000; Issued and Outstanding shares — 12,224 at March 31, 2015 and 12,243 at December 31, 2014	122	122
Additional paid-in capital	113,796	112,417
Accumulated other comprehensive loss	(187)	(335)
Retained earnings	84,913	82,830
Total shareholders’ equity	198,644	195,034
Total liabilities and shareholders’ equity	$258,408	$254,357

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Revenues	$109,074	$105,596
Costs and expenses:
Instructional costs and services	47,061	47,300
Marketing and promotional	27,500	25,761
Admissions advisory	7,204	6,927
General and administrative	10,529	10,465
Total costs and expenses	92,294	90,453
Operating income	16,780	15,143
Other expense, net	(146)	(342)
Income before income taxes	16,634	14,801
Income tax expense	6,597	5,984
Net income	$10,037	$8,817
Net income per common share:
Basic	$0.82	$0.71
Diluted	$0.80	$0.70
Weighted average number of common shares outstanding:
Basic	12,228	12,342
Diluted	12,485	12,612
Cash dividends declared per common share	$0.37	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Net income	$10,037	$8,817
Other comprehensive income (loss):
Foreign currency translation gain (loss)	113	(276)
Unrealized gains (losses) on available for sale securities, net of tax	35	(27)
Comprehensive income	$10,185	$8,514

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Operating activities
Net income	$10,037	$8,817
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	3,188	3,509
Depreciation and amortization	5,502	6,168
Amortization of investment discount/premium, net	560	328
Impairment of property and equipment	—	160
Loss on disposal of property and equipment	21	64
Share-based compensation	1,737	1,447
Excess tax benefits from share-based compensation	(368)	(74)
Deferred income taxes	41	(482)
Changes in operating assets and liabilities:
Accounts receivable	(1,297)	(2,049)
Prepaid expenses and other current assets	(6)	(358)
Accounts payable and accrued liabilities	903	(4,025)
Income taxes payable	(556)	1,347
Deferred rent	(178)	(149)
Deferred revenue	(21)	781
Net cash provided by operating activities	19,563	15,484
Investing activities
Capital expenditures	(7,333)	(5,835)
Investment in partnership interest	—	(1,063)
Purchases of marketable securities	(6,462)	(34,821)
Maturities of marketable securities	6,980	2,800
Net cash used in investing activities	(6,815)	(38,919)
Financing activities
Excess tax benefits from share-based compensation	368	74
Net proceeds from exercise of stock options	633	358
Payment of dividends	(4,532)	(4,326)
Repurchases of common stock	(3,715)	(3,203)
Net cash used in financing activities	(7,246)	(7,097)
Effect of foreign exchange rates on cash	(82)	(10)
Net increase (decrease) in cash and cash equivalents	5,420	(30,542)
Cash and cash equivalents at beginning of period	94,003	124,097
Cash and cash equivalents at end of period	$99,423	$93,555
Supplemental disclosures of cash flow information
Income taxes paid	$7,089	$5,342
Noncash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$603	$311
Declaration of cash dividend to be paid	$4,580	$4,382
Repurchases of common stock included in accrued liabilities	$191	$318
The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Notes to Consolidated Financial Statements
(Unaudited)

1. Nature of Business

Capella Education Company (the Company) was incorporated on December 27, 1991, and is the parent company of its wholly owned subsidiaries, Capella University (the University), Resource Development International Limited (RDI), Sophia Learning, LLC (Sophia), and Capella Learning Solutions (CLS). The University, founded in 1993, is an online postsecondary education services company offering a variety of bachelor's, master's and doctoral degree programs primarily delivered to working adults. The University is accredited by the Higher Learning Commission and is a member of the North Central Association of Colleges and Schools. In 2011, the Company acquired RDI, which is an independent provider of United Kingdom (UK) university distance learning qualifications that markets, develops and delivers programs worldwide via its offices and partners across Asia, North America, Africa and Europe. Sophia provides a social teaching and learning platform which integrates education with technology. CLS provides online training solutions and services to corporate partners which are delivered through Capella's online learning platform. With the Company's focus on academic quality in an online delivery format, it has one reporting segment.

2. Summary of Significant Accounting Policies

Consolidation
The consolidated financial statements include the accounts of the Company, the University, CLS, RDI and its subsidiaries, and Sophia, after elimination of intercompany accounts and transactions. RDI operates on a fiscal year ending October 31, which is also the date used for consolidation.

Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company's consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes included in its Annual Report on Form
10-K for the fiscal year ended December 31, 2014 (2014 Annual Report on Form 10-K).

Refer to the Company’s “Summary of Significant Accounting Policies” footnote included within the 2014 Annual Report on Form 10-K for a complete summary of the Company’s significant accounting policies.

3. Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which is included in Accounting Standards Codification (ASC) 470, Debt. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance will be effective for the Company's annual reporting period beginning January 1, 2016, and applied on a retrospective basis; early adoption is also permitted. The Company does not expect adoption of this guidance to have a material impact on its financial condition, results of operations, or disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which is included in ASC 810, Consolidation. This update changes the guidance with respect to the analyses that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The new guidance affects the following areas: (1) limited partnerships and similar legal entities, (2) evaluating fees paid to a decision maker or a service provider as a variable interest, (3) the effect of fee arrangements on the primary beneficiary determination, (4) the effect of related parties on the primary beneficiary determination, and (5) certain investment funds. The guidance will be effective for the Company's interim and annual reporting periods beginning January 1, 2016. The standard allows the Company to transition to the new model using either a full or modified retrospective approach, and early adoption is permitted. The Company is currently evaluating the impact this standard will have on its business practices, financial condition, results of operations, and disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern, which is included in ASC 205, Presentation of Financial Statements. This update provides an explicit requirement for management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The guidance will be effective for the Company's annual reporting period beginning January 1, 2017, and applied prospectively; early adoption is also permitted. The Company does not expect adoption of this guidance to have a material impact on its financial condition, results of operations, or disclosures.

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

The Company has reviewed and considered all other recent accounting pronouncements and believes there are none that could potentially have a material impact on its business practices, financial condition, results of operations, or disclosures.

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
The following table presents a reconciliation of the numerator and denominator in the basic and diluted net income per common share calculation, in thousands, except per share data:

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income	$10,037	$8,817
Denominator:
Denominator for basic net income per common share— weighted average shares outstanding	12,228	12,342
Effect of dilutive stock options, restricted stock, and market stock units	257	270
Denominator for diluted net income per common share— weighted average shares outstanding	12,485	12,612
Basic net income per common share	$0.82	$0.71
Diluted net income per common share	$0.80	$0.70

Options to purchase common shares were outstanding, but not included in the computation of diluted net income per common share, because their effect would be anti-dilutive. The following table summarizes these securities, in thousands:

	Three Months Ended March 31,
	2015	2014
Anti-dilutive securities excluded from diluted earnings per share calculation	232	169

5. Marketable Securities

The following is a summary of available-for-sale securities, in thousands:

	As of March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$64,633	$34	$(24)	$64,643
Corporate debt securities	7,376	8	(1)	7,383
Total	$72,009	$42	$(25)	$72,026

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$65,708	$31	$(71)	$65,668
Corporate debt securities	7,379	4	(2)	7,381
Total	$73,087	$35	$(73)	$73,049

The unrealized gains and losses on the Company’s investments in municipal and corporate debt securities as of March 31, 2015 and December 31, 2014 were caused by changes in market values primarily due to interest rate changes. Substantially all of the Company's securities in an unrealized loss position as of March 31, 2015 had been in an unrealized loss position for less than twelve months. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be maturity. No other-than-temporary impairment charges were recorded during the three months ended March 31, 2015 and 2014.
The following table summarizes the remaining contractual maturities of the Company’s marketable securities, in thousands:

	As of March 31, 2015	As of December 31, 2014
Due within one year	$33,268	$29,619
Due after one year through five years	38,758	43,430
Total	$72,026	$73,049

The following table summarizes the proceeds from the maturities of available-for-sale securities, in thousands:

	Three Months Ended March 31,
	2015	2014
Maturities of marketable securities	$6,980	$2,800
Total	$6,980	$2,800

The Company did not record any gross realized gains or gross realized losses in net income during the three months ended March 31, 2015 and 2014. Additionally, there were no proceeds from sales of marketable securities prior to maturity during the three months ended March 31, 2015 and 2014.

6. Fair Value Measurements

The following tables summarize certain information for assets and liabilities measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements as of March 31, 2015 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$36,581	$36,581	$—	$—
Money market funds	62,842	62,842	—	—
Marketable securities:
Tax-exempt municipal securities	64,643	—	64,643	—
Corporate debt securities	7,383	—	7,383	—
Total assets at fair value on a recurring basis	$171,449	$99,423	$72,026	$—

	Fair Value Measurements as of December 31, 2014 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$64,004	$64,004	$—	$—
Money market funds	29,999	29,999	—	—
Marketable securities:
Tax-exempt municipal securities	65,668	—	65,668	—
Corporate debt securities	7,381	—	7,381	—
Total assets at fair value on a recurring basis	$167,052	$94,003	$73,049	$—

The Company measures cash and cash equivalents at fair value primarily using real-time quotes for transactions in active exchange markets involving identical assets. The Company’s marketable securities are classified within Level 2 and are valued using readily available pricing sources for comparable instruments utilizing market observable inputs. The Company does not hold securities in inactive markets. The Company did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2015 and 2014.

The Company did not have any liabilities requiring fair value measurement as of March 31, 2015.

Level 3 Measurements

RDI Contingent Consideration

In connection with the acquisition of RDI, the Company was required to make an additional payment to the former shareholders of RDI when RDI was awarded Taught Degree Awarding Powers (TDAP) by the British government.

On April 14, 2014, RDI received notice from the British government that it had successfully been awarded TDAP. TDAP enables RDI to independently validate its own degrees under the auspices of the Quality Assurance Agency, a government body that reviews the standards and quality of all UK universities. Pursuant to the terms of the acquisition agreement in 2011, the Company made an additional payment of £4.0 million (approximately $6.9 million) to the former shareholders of RDI on May 12, 2014.

Prior to payment, the contingent consideration was classified as a liability under ASC 805, Business Combinations (ASC 805), which required the Company to re-measure the liability at fair value at each reporting date until it was extinguished. The Company classified the RDI contingent consideration liability within Level 3 of the fair value measurement hierarchy as its fair value was determined using inputs not readily observable in the market.

The following table presents a reconciliation of the fair value of the RDI contingent consideration, in thousands:

	Three Months Ended March 31,
	2015	2014
Balance, beginning of period	$—	$6,304
Increase in RDI contingent consideration liability	—	325
Balance, end of period	$—	$6,629

The change in the fair value of the RDI contingent consideration liability was recorded in other expense, net in the consolidated statements of income during the three months ended March 31, 2014.

7. Accrued Liabilities

Accrued liabilities consist of the following, in thousands:

	As of March 31, 2015	As of December 31, 2014
Accrued compensation and benefits	$7,514	$7,482
Accrued instructional	4,972	4,361
Accrued vacation	1,688	1,234
Accrued invoices	10,387	8,238
Other(1)	2,193	2,095
Total	$26,754	$23,410

(1) "Other" consists primarily of the current portion of deferred rent, customer deposits, and other miscellaneous accruals.

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

The following presents the Company's future minimum lease commitments as of March 31, 2015, in thousands:

2015	$4,837
2016	6,169
2017	5,942
2018	4,876
2019	—
2020 and thereafter	—
Total	$21,824

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

Borrowings under the Credit Agreement bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus an applicable rate of 1.75% to 2.25% based on the Company’s consolidated leverage ratio or, at the Company’s option, an alternative base rate (defined as the higher of (a) the federal funds rate plus 0.5%; (b) Bank of America’s prime rate; or (c) the one-month LIBOR plus 1.0%) plus an applicable rate of 0.75% to 1.25% based on the Company’s consolidated leverage ratio. The Credit Agreement requires payment of a commitment fee, based on the Company’s consolidated leverage ratio, charged on the unused credit facility. The Company recorded commitment fee expenses of $0.1 million in other expense, net, for the three months ended March 31, 2015 and 2014. Outstanding letters of credit are also charged a fee, based on the Company’s consolidated leverage ratio. The Company capitalized approximately $0.5 million of debt issuance costs related to the credit facility, which are being amortized on a straight-line basis over a period of five years. The remaining unamortized portion of debt issuance costs are not significant. Interest expense for the amortization of debt issuance costs is recorded in other expense, net.

The Credit Agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Failure to comply with the covenants contained in the Credit Agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. As of March 31, 2015, there were no borrowings under the credit facility, and the Company was in compliance with all debt covenants.

Litigation
In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, claims involving learners or graduates and routine employment matters. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of March 31, 2015 that are probable or estimable, for which the outcome could have a material adverse impact on its consolidated financial position or results of operations.

9. Share Repurchase Program and Dividends

Share Repurchase Program
The Company announced its current share repurchase program in July 2008. The Board of Directors authorizes repurchases of outstanding shares of common stock from time to time depending on market conditions and other considerations. A summary of the Company’s comprehensive share repurchase activity from the program's commencement through March 31, 2015, all of which was part of its publicly announced program, is presented below, in thousands:

Board authorizations:
July 2008	$60,000
August 2010	60,662
February 2011	65,000
December 2011	50,000
August 2013	50,000
Total amount authorized	285,662
Total value of shares repurchased	257,534
Residual authorization	$28,128

The following table summarizes shares repurchased, in thousands:

	Three Months Ended March 31,
	2015	2014
Shares repurchased	58	56
Total consideration, excluding commissions	$3,904	$3,519

As of March 31, 2015, the Company had purchased an aggregate of 5.7 million shares under the program’s outstanding authorizations at an average price per share of $45.17 totaling $257.5 million, excluding commissions.

Dividends
During the three months ended March 31, 2015, the Company declared the following cash dividends, in thousands except per share amounts:

Declaration Date	Record Date	Payment Date	Dividend per Share	Total Dividend Amount
February 19, 2015	March 12, 2015	April 15, 2015	$0.37	$4,580

During the three months ended March 31, 2015, the dividend of $0.37 per outstanding share of common stock declared on February 19, 2015 was recorded as a reduction to retained earnings. Of the total dividend amount declared in the current quarter, $4.6 million is attributable to shares of common stock outstanding as of the record date and restricted stock units expected to vest in the next twelve months. This amount, along with the portion of unvested RSUs related to dividends declared in prior quarters, is included within dividends payable in the Company's consolidated balance sheet as of March 31, 2015. The remaining balance is attributable to restricted stock units expected to vest subsequent to the next twelve months and is classified as other liabilities in the Company's consolidated balance sheet as of March 31, 2015. All future dividends are subject to declaration by the Company's Board of Directors and may be adjusted due to future business needs or other factors deemed relevant by the Board of Directors.

10. Share-Based Compensation

The table below reflects the Company’s share-based compensation expense recognized in the consolidated statements of income, in thousands:

	Three Months Ended March 31,
	2015	2014
Instructional costs and services	$228	$248
Marketing and promotional	137	93
Admissions advisory	7	14
General and administrative	1,365	1,092
Share-based compensation expense included in operating income	1,737	1,447
Tax benefit from share-based compensation expense	643	514
Share-based compensation expense, net of tax	$1,094	$933

11. Acquisitions and Other Investments

As of December 31, 2014, the Company held an investment of $1.5 million in a limited partnership, with a commitment to invest up to an additional $3.5 million over the next nine years. There were no additional investments in the partnership during the three months ended March 31, 2015. The partnership invests in innovative companies in the health care field. The Company's investment comprises less than 3.0% of the total partnership interest; accordingly, the Company designated the investment as a cost method investment and classified it within other assets in the consolidated balance sheets as of March 31, 2015.

12. Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss, in thousands:

	Foreign Currency Translation Loss	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Loss(1)
Beginning balance, December 31, 2014	$(311)	$(24)	$(335)
Current period change	113	35	148
Ending balance, March 31, 2015	$(198)	$11	$(187)

(1)	Accumulated other comprehensive loss is presented net of tax of $6 thousand and $14 thousand as of March 31, 2015 and December 31, 2014, respectively.

There were no reclassifications out of accumulated other comprehensive loss to net income for the three months ended March 31, 2015 and 2014.

13. Regulatory Supervision and Oversight

Political and budgetary concerns significantly affect the Title IV Programs. Congress reauthorizes the Higher Education Act (HEA) and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in August 2008. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of March 31, 2015, programs in which the University's learners participate are operative and sufficiently funded.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report.

Forward-Looking Statements
Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (SEC), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to, statements regarding: proposed new programs; regulatory developments; projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” "confident," and similar expressions, as well as statements in future tense, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated in our subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this or other Quarterly Reports on Form 10-Q. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risks. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risks on our future performance. Such forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC.

Executive Overview
We are an online postsecondary education services company. As of March 31, 2015, our wholly owned subsidiaries included the following:

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

•	Sophia Learning, LLC (Sophia) is a social teaching and learning platform which integrates education with technology.

•	Capella Learning Solutions (CLS) provides online training solutions and services to corporate partners which are delivered through Capella's online learning platform.

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

Key Trends, Developments and Challenges
The following developments and trends present opportunities, challenges and risks toward achieving our goal of providing attractive returns to our shareholders:

•
Innovation. We operate in a very competitive market environment. While we have demonstrated that we can effectively compete and differentiate in our market, we will need to continue to innovate. This includes investing to leverage our competency-based learning infrastructure to develop new academic models such as FlexPath and new business models to drive long-term results. We will need to balance investments that may put pressure on near-term operating income performance with our goal to achieve operating performance improvements and deliver short-and long-term shareholder value.

•
Enrollment and persistence. New enrollment and persistence improvements are key drivers for total enrollment and revenue growth as well as the Company’s profitability. New enrollment, while historically volatile on a quarterly basis, is an early indicator for future growth, and persistence improvement is an indicator for the sustainability of growth. In the first quarter of 2015, new enrollments grew by 15.3 percent compared to 2.6 percent in the same period in 2014. New enrollment is calculated from the last day a new learner can drop a course without financial penalty. Growth characteristics tend to differ by degree program due to different market dynamics. In the first quarter of 2015, new enrollment growth was led by our master’s programs while our Doctoral programs lagged due to longer decision cycles and other factors. The combination of new enrollment and persistence improvements were key drivers behind the return to annual total enrollment and revenue growth for the Company. In 2014 and continuing into 2015, the Company continued its strategic focus on improving early cohort persistence, with 2014 representing the third consecutive year of improvements.

•
Doctoral enrollment. During the first quarter of 2015, year-over-year Doctoral total enrollment declined by 4.7 percent. It will take time for our Doctoral programs to return to total enrollment growth due to a combination of factors, including the extended decision cycles for prospects at the Doctoral level and stronger Doctoral graduations. We are extending our learner success focus to the comprehensive and dissertation portion of our Doctoral programs. Our goal is to address the learner population that is not making sufficient and timely academic progress in this phase and expect this initiative to impact our Doctoral enrollments especially in the near-term. To support the return to Doctoral growth we are focusing on redesigning our program offerings, improving affordability, and expanding our professional doctorate portfolio.

•
Initiatives to improve learner success. As we continue to position Capella to drive sustainable growth, we are focused on improving learner success rates particularly in the first four quarters of enrollment while maintaining a high standard of academic quality and rigor. The first four quarters of enrollment are particularly critical since learners tend to persist at a very high rate after that time period. In the first quarter of 2015, we achieved a three percent improvement in early cohort persistence over the prior year. Early cohort persistence measures the four-quarter weighted moving average new cohort persistence rate during learners' first four quarters of enrollment. Going forward, we will increasingly focus on the entire learner lifecycle. Certain initiatives to improve learner success can affect our growth and profitability in the near-term. However, we believe these efforts are in the best interest of our learners and over the long-term will enhance Capella’s brand and reputation, which, in turn, positions us for more sustainable long-term growth. Learner success initiatives include the following:

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

•
Comprehensive marketing strategy. During 2014, we made significant strides in shifting from a demand driven strategy towards a comprehensive marketing strategy, which is focused on building relationships with prospective learners early in their decision cycle. This strategy is also designed to attract prospective learners committed to and able to succeed in their academic endeavors. The marketing strategy includes:

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

•
Establishing new growth platforms. We seek to drive long-term growth that is an extension of our core competencies into new and expanded markets. In 2013, we received approval to offer a new learning model called FlexPath for two programs. In 2014, we received approval for four additional programs as we continued to test and refine the academic model and started our work on developing a sustainable business model for FlexPath. FlexPath is a new learning model that decouples from the credit-hour requirements and allows learners to complete coursework at their own pace throughout each quarter and complete activities to demonstrate specific competencies by the end of the quarter. This offering is unique in that Capella University was the first institution with approval from the Higher Learning Commission and the Department of Education to offer programs at the Bachelor's and graduate level. Only a few other universities received approvals by their accreditor and the Department of Education to offer similar programs. These approvals allow learners enrolled in FlexPath to apply for federal financial aid. We believe this direct assessment model provides an opportunity to expand our served market and drive affordability through lower tuition costs, reduced time to completion, and increased flexibility. We are making steady progress in developing FlexPath, but important work remains. Our goal is to ensure learners have the right experience and that we understand what our learners need to succeed.

In addition to benefiting FlexPath enrollments, our differentiated marketing message related to FlexPath has also accelerated new enrollment growth in certain of our credit-hour based programs. Additionally, although FlexPath is a significant component of our long-term growth strategy, the primary driver for our total enrollment growth remains our credit-hour based programs.

•
Redesign of programs and specializations. We continue to evaluate our existing offerings for opportunities to drive affordability and speed to competency, enhance learner success, meet employer needs, maintain programmatic approvals and fulfill evolving regulatory standards. Utilizing our competency based curriculum mapping, we are focused on maximizing efficiencies in our existing programs while delivering even better learning and career outcomes.

Regulatory Environment
The following summarizes significant regulatory matters applicable to our business. For a more detailed discussion of the regulatory environment and related risks, refer to Part 2, Item 7, Key Trends, Developments and Challenges, and Regulatory Environment in our 2014 Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

•
College Rating System. On December 19, 2014, the U.S. Department of Education released a draft of a College Ratings Framework. The Framework is intended to serve as a discussion document on the best way to measure access, affordability and outcomes. These metrics include, but are not limited to: Percentage of students receiving Pell; Expected family contribution; Family Income Quintiles; First-Generation College Status; Average Net Price; Net Price by Quintile; Completion Rates; Transfer Rates; Labor Market Success, such as Short-term “Substantial Employment” Rates and Long-term Median Earnings; Graduate School Attendance; and Loan Performance Outcomes. The Department requested public feedback by February 17, 2015 and has stated they intend to have the ratings system finalized later this year.

•
Gainful Employment. The Department of Education published a final rule on October 30, 2014 that is slated to go into effect on July 1, 2015. It is possible that this effective date could change if litigation regarding the final rule brought in the U.S. District Court for the District of Columbia by the Association of Private Sector Colleges and Universities is successful in advance of that date. The final rule applies to all Gainful Employment (GE) programs, which include non-degree programs at public and private non-profit institutions, and all programs offered by for-profit institutions. The rule establishes a “debt-to-earnings” ratio that GE programs must satisfy to remain eligible for Title IV federal student aid. The final rule also requires institutions to provide certifications regarding a GE program’s satisfaction of programmatic accreditation and state licensure requirements as part of the institutional program participation agreements with the Department of Education. Additionally, the final rule includes requirements for the reporting of student and program data by institutions to the Department of Education, and expands the disclosure requirements that have been in effect since July 1, 2011. The rule makes other conforming and technical revisions to the Title IV program participation agreement and related regulations. Refer to the more detailed discussion of recent rulemaking and regulatory activity pertaining to the area of Gainful Employment within the Regulatory Environment section of our 2014 Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

•
Program Integrity and Improvement. On November 20, 2013, the Department of Education announced another round of negotiated rulemaking to focus on the following issues: cash management of funds provided under the Title IV Federal Student Aid programs, including the use of debit cards and the handling of Title IV credit balances; state authorization for programs offered through distance education or correspondence education; state authorization for foreign locations of institutions located in a State; clock to credit hour conversion; definition of “adverse credit” for borrowers in the Federal Direct PLUS Loan Program; and application of the repeat coursework provisions to graduate and undergraduate programs. Negotiations took place February 19-21, March 26-28, and April 23-25, 2014. An additional session took place May 19-20, 2014 to examine the remaining issues and take a consensus vote on the entire rule making package. The Committee did not reach consensus at this session, and the development of the draft rule shifted back to the Department of Education.

•
Current negotiated rulemaking.On August 8, 2014, the Department of Education published a Notice of Proposed Rulemaking ("NPRM") on the definition of “adverse credit” for borrowers in the Federal Direct PLUS Loan Program. The NPRM reflects agreed upon language established by the negotiated rulemaking committee. The public comment period ended on September 8, 2014, and a final rule was published on October 23, 2014 establishing an effective date of July 1, 2015. No other NPRMs from this round of negotiated rulemaking have been issued. On December 19, 2014 the Department of Education announced its intention to establish a negotiated rulemaking committee to: (1) develop regulations to establish a new Pay as You Earn repayment plan for those not covered by the existing Pay as You Earn Repayment Plan in the Federal Direct Loan Program; and (2) set forth procedures for Federal Family Education Loan (FFEL) Program loan holders to use in identifying U.S. military servicemembers who may be eligible to receive a lower interest rate on their FFEL Program loans. The committee met in February and March of 2015 with a final session scheduled for April 28-30, 2015.

•
State Authorization Reciprocity Agreement (SARA). SARA is a nationwide state regulatory initiative intended to make distance education courses more accessible to students across state lines and make it easier for states to regulate and institutions to participate in interstate distance education. On January 27, 2015, Minnesota became the 19th state to join SARA, and on March 6, 2015, Capella University was approved as an institutional participant in SARA.

•
Student Loan Cohort Default Rates. To remain eligible to participate in Title IV programs, an educational institution's student loan cohort default rates must remain below certain specified levels. Under current regulations, if an institution's three-year cohort default rate exceeds 30% for three consecutive years or 40% for any given year, it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate. Capella University's three-year cohort default rates for the 2011 and 2010 cohorts are 13.0% and 10.9%, respectively. During the first quarter of 2015, the 2012 three-year draft cohort default rates were released by the Department of Education. Capella University's 2012 three-year draft cohort default rate is 9.1%. The 2012 three-year draft rate will be finalized in September 2015. The average cohort default rates for four-year proprietary institutions nationally were 19.1% and 21.8% in fiscal years 2011 and 2010 respectively.

•
Higher Learning Commission. The Higher Learning Commission, Capella University’s accrediting body, is in the process of developing new standards and an approval process under which to evaluate new direct assessment programs such as FlexPath. This will likely delay the approval of new direct assessment programs for Capella and other institutions in the near-term. Accreditors, including the Higher Learning Commission, are developing a robust regulatory framework and high standards, which we believe is foundational to realize the underlying potential of direct assessment programs.

Critical Accounting Policies and Use of Estimates
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. During the three months ended March 31, 2015, there have been no significant changes to our critical accounting policies.

Results of Operations
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the three months ended March 31, 2015:

	Three Months Ended March 31,
	(Unaudited)		$ Change	% Change	% of Revenue
$ in thousands	2015	2014	2015 vs. 2014		2015	2014	2015 vs. 2014
Revenues	$109,074	$105,596	$3,478	3.3%	100.0%	100.0%	0.0%
Costs and expenses:
Instructional costs and services	47,061	47,300	(239)	(0.5)	43.1	44.8	(1.7)
Marketing and promotional	27,500	25,761	1,739	6.8	25.2	24.4	0.8
Admissions advisory	7,204	6,927	277	4.0	6.6	6.6	—
General and administrative	10,529	10,465	64	0.6	9.7	9.9	(0.2)
Total costs and expenses	92,294	90,453	1,841	2.0	84.6	85.7	(1.1)
Operating income	16,780	15,143	1,637	10.8	15.4	14.3	1.1
Other expense, net	(146)	(342)	196	(57.3)	(0.1)	(0.3)	0.2
Income before income taxes	16,634	14,801	1,833	12.4	15.3	14.0	1.3
Income tax expense	6,597	5,984	613	10.2	6.0	5.7	0.3
Effective tax rate	39.7%	40.4%
Net income	$10,037	$8,817	$1,220	13.8%	9.2%	8.3%	0.9%

Revenues. The increase in revenues compared to the same quarter in the prior year was primarily related to Capella University total enrollment growth of 4.6 percent in 2015, average tuition price increases of 2.2 percent which were implemented in July 2014, and an overall increase in average courses per learner. These increases were partially offset by a larger proportion of undergraduate learners who generate less revenue per learner than our graduate learners, an increase in discounts and grants to support our initiatives to improve learner success, and a decrease in non-Capella University revenues.
Instructional costs and services expenses. Instructional costs and services expenses, and instructional costs and services expenses as a percent of revenue, decreased compared to the same quarter in the prior year primarily due to lower non-Capella University instructional expenses, a decrease in bad debt expense, and a decrease in amortization expense as a result of certain intangible assets associated with RDI becoming fully amortized in 2014. This overall decrease was partially offset by increased staffing levels to support our initiatives to improve learner success and drive total enrollment growth.
Marketing and promotional expenses. Marketing and promotional expenses, and marketing and promotional expenses as a percent of revenue, increased compared to the same quarter of the prior year primarily driven by increased investments in our marketing campaigns and advertising initiatives, as well as additional employee expenses as a result of increased staffing levels.
Admissions advisory expenses. Admissions advisory expenses increased compared to the same quarter in the prior year primarily attributable to increased staffing levels to support continued enrollment growth.
General and administrative expenses. General and administrative expenses, and general and administrative expenses as a percent of revenue, remained relatively consistent with the prior year period.
Other expense, net. Other expense, net was $0.1 million for the three months ended March 31, 2015, and $0.3 million for the three months ended March 31, 2014. The decrease compared to the same quarter in the prior year is primarily attributable to the impact of the change in fair value of the RDI contingent consideration liability in the prior year, which was paid in 2014.

Income tax expense. Income tax expense increased compared to the same quarter in the prior year, while the effective tax rate decreased over the same period. The decrease in the effective tax rate was primarily driven by a decrease in foreign operating losses in the current period. We do not receive a benefit on these losses due to the establishment of a full valuation allowance.

Liquidity and Capital Resources

Liquidity
We financed our operating activities and capital expenditures during the three months ended March 31, 2015 and 2014 primarily through cash provided by operating activities. Our cash and cash equivalents were $99.4 million and $94.0 million at March 31, 2015 and December 31, 2014, respectively. Our cash and cash equivalents increased primarily due to lower purchases of marketable securities during the quarter, increased maturities of marketable securities, and cash provided by operating activities.

On September 30, 2011, we entered into an unsecured revolving credit agreement (the Credit Agreement) with Bank of America, N.A., and certain other lenders. The Credit Agreement provides $100.0 million of borrowing capacity, with an increase option of an additional $50.0 million. The Credit Agreement term ends September 30, 2016. As of March 31, 2015, there were no borrowings under the credit facility and we were in compliance with all debt covenants.

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

Operating Activities
Net cash provided by operating activities was $19.6 million and $15.5 million for the three months ended March 31, 2015 and 2014, respectively. The increase was primarily due to the effects of changes in operating assets and liabilities, including an increase in accounts payable and accrued liabilities as a result of the general timing of vendor invoices, as well as an increase in net income. The overall increase was partially offset by a decrease in income taxes payable.

Investing Activities
Net cash used in investing activities is primarily related to the purchase or maturity of investments in marketable securities and investments in property and equipment. Net cash used in investing activities was $6.8 million and $38.9 million for the three months ended March 31, 2015 and 2014, respectively.

Cash used in investing activities for the three months ended March 31, 2015 consisted primarily of investments in property and equipment, as well as purchases of marketable securities, which were offset by maturities of marketable securities. Net purchases and maturities of marketable securities represented a cash inflow of $0.5 million during the three months ended March 31, 2015 and a cash outflow of $32.0 million during the three months ended March 31, 2014.

We believe the credit quality and liquidity of our investment portfolio as of March 31, 2015 is strong. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply/demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity. But even with this approach, we may incur investment losses as a result of unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Capital expenditures were $7.3 million and $5.8 million for the three months ended March 31, 2015 and 2014, respectively, which primarily consisted of investments in foundational infrastructure, the development and refinement of courses, and marketing infrastructure to enhance efficiencies and analytics capabilities.

We lease all of our facilities. We expect to make future payments on existing leases from cash generated from operations.

Financing Activities
Net cash used in financing activities was $7.2 million and $7.1 million for the three months ended March 31, 2015 and 2014, respectively. Cash payments of dividends were $4.5 million and $4.3 million for the three months ended March 31, 2015 and March 31, 2014, respectively. Additionally, in the first three months of 2015, we repurchased $3.9 million of common stock under our share repurchase program compared to $3.5 million in the first three months of 2014. Due to timing, cash payments made for shares repurchased in the first three months of 2015 and 2014 were $3.7 million and $3.2 million, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk
The Company has no derivative financial instruments or derivative commodity instruments, and believes the risk related to cash equivalents and marketable securities is limited due to the adherence to its investment policy, which focuses on capital preservation and liquidity. In addition, all investments must have a minimum Standard & Poor’s rating of A minus (or equivalent) by at least one agency at the purchase date. All of the Company's cash equivalents and marketable securities were rated A- or higher as of March 31, 2015 and December 31, 2014, by at least one rating agency. In addition, the Company utilizes money managers who conduct initial and ongoing credit analysis on its investment portfolio to monitor and minimize the potential impact of market risk associated with its cash, cash equivalents and marketable securities. Despite the investment risk mitigation strategies the Company employs, it may incur investment losses as a result of unusual and unpredictable market developments and may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. Unusual and unpredictable market developments may also create liquidity challenges for certain assets in the Company's investment portfolio.

Interest Rate Risk
The Company manages interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates, which are tied to various market indices. The Company's future investment income may fall short of expectations due to changes in interest rates or it may suffer losses in principal if it is forced to sell securities that have declined in market value due to changes in interest rates. At March 31, 2015, a 10% increase or decrease in interest rates would not have a material impact on the Company's future earnings, fair values, or cash flows.

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

Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of March 31, 2015, in ensuring that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the “Risk Factors” section as updated in the Company's Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended March 31, 2015, the Company repurchased $3.9 million of common stock under its share repurchase program.(1) Due to timing, cash payments made for shares repurchased during the three months ended March 31, 2015 were $3.7 million. Its remaining authorization for common stock repurchases was $28.1 million at March 31, 2015. The following presents the Company's share repurchases during the quarter ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
1/1/2015 to 1/31/2015	18,806	$69.92	18,806	$30,716,536
2/1/2015 to 2/28/2015	17,845	66.97	17,845	29,521,488
3/1/2015 to 3/31/2015	21,142	65.93	21,142	28,127,575
Total	57,793	67.55	57,793	28,127,575

(1)
The Company announced its current share repurchase program in July 2008. As of March 31, 2015, the Company's Board of Directors has authorized repurchases up to an aggregate amount of $285.7 million in value of common stock under the current program. The Board of Directors authorizes the Company to repurchase outstanding shares of common stock, from time to time, depending on market conditions and other considerations. There is no expiration date on the repurchase authorizations, and repurchases occur at the Company's discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits
(a) Exhibits

Number	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2006.

3.2	Second Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on December 10, 2008.

4.1	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 20, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

EX-101.INS	XBRL Instance Document(1)	Filed electronically.

EX-101.SCH	XBRL Taxonomy Extension Schema Document(1)	Filed electronically.

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)	Filed electronically.

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)	Filed electronically.

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)	Filed electronically.

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)	Filed electronically.

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
April 28, 2015
J. Kevin Gilligan Chief Executive Officer
(Principal Executive Officer)

/s/ Steven L. Polacek
April 28, 2015
Steven L. Polacek Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)