Form 10-Q
period 2015-06-30
CAPELLA EDUCATION CO
filed 2015-07-28
CIK 1104349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock outstanding as of July 23, 2015 was 12,067,097.

CAPELLA EDUCATION COMPANY
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CAPELLA EDUCATION COMPANY
Consolidated Balance Sheets
(In thousands, except par value)

	As of June 30, 2015	As of December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$102,654	$94,003
Marketable securities, current	27,661	29,619
Accounts receivable, net of allowance of $5,886 at June 30, 2015 and $6,558 at December 31, 2014	16,224	17,902
Prepaid expenses and other current assets	13,289	9,007
Deferred income taxes	2,822	2,809
Total current assets	162,650	153,340
Marketable securities, non-current	46,009	43,430
Property and equipment, net	38,300	37,246
Goodwill	16,865	16,961
Intangibles, net	1,658	1,927
Other assets	1,508	1,453
Total assets	$266,990	$254,357
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,276	$6,832
Accrued liabilities	35,123	23,410
Dividends payable	4,667	4,622
Income taxes payable	—	709
Deferred revenue	12,163	11,718
Total current liabilities	57,229	47,291
Deferred rent	2,083	2,440
Other liabilities	2,909	3,698
Deferred income taxes	5,473	5,894
Total liabilities	67,694	59,323

Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares — 100,000; Issued and Outstanding shares — 12,117 at June 30, 2015 and 12,243 at December 31, 2014	121	122
Additional paid-in capital	114,687	112,417
Accumulated other comprehensive loss	(269)	(335)
Retained earnings	84,757	82,830
Total shareholders’ equity	199,296	195,034
Total liabilities and shareholders’ equity	$266,990	$254,357

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)
Revenues	$108,007	$104,832	$217,081	$210,428
Costs and expenses:
Instructional costs and services	47,369	45,530	94,430	92,830
Marketing and promotional	25,798	23,113	53,298	48,874
Admissions advisory	7,353	7,146	14,557	14,073
General and administrative	10,372	10,889	20,901	21,354
Lease amendment charges	—	2,690	—	2,690
Total costs and expenses	90,892	89,368	183,186	179,821
Operating income	17,115	15,464	33,895	30,607
Other income (expense), net	54	(171)	(92)	(513)
Income before income taxes	17,169	15,293	33,803	30,094
Income tax expense	6,838	6,249	13,435	12,233
Net income	$10,331	$9,044	$20,368	$17,861
Net income per common share:
Basic	$0.85	$0.74	$1.67	$1.45
Diluted	$0.83	$0.72	$1.64	$1.42
Weighted average number of common shares outstanding:
Basic	12,187	12,293	12,207	12,317
Diluted	12,400	12,518	12,442	12,564
Cash dividends declared per common share	$0.37	$0.35	$0.74	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)
Net income	$10,331	$9,044	$20,368	$17,861
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(42)	(228)	71	(504)
Unrealized gains (losses) on available for sale securities, net of tax	(39)	44	(5)	17
Comprehensive income	$10,250	$8,860	$20,434	$17,374

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2015	2014
	(Unaudited)
Operating activities
Net income	$20,368	$17,861
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	6,311	6,900
Depreciation and amortization	11,233	12,056
Amortization of investment discount/premium, net	1,134	817
Impairment of property and equipment	—	277
Loss on disposal of property and equipment	27	70
Share-based compensation	3,894	2,758
Excess tax benefits from share-based compensation	(400)	(392)
Deferred income taxes	(460)	(574)
Payment of contingent consideration	—	(906)
Changes in operating assets and liabilities:
Accounts receivable	(4,674)	(4,550)
Prepaid expenses and other current assets	(2,918)	(235)
Accounts payable and accrued liabilities	8,290	(60)
Income taxes payable	(2,116)	605
Deferred rent	(357)	(505)
Deferred revenue	585	(273)
Net cash provided by operating activities	40,917	33,849
Investing activities
Capital expenditures	(12,343)	(10,814)
Investment in partnership interest	(57)	(1,063)
Purchases of marketable securities	(18,246)	(42,093)
Maturities of marketable securities	16,485	6,975
Net cash used in investing activities	(14,161)	(46,995)
Financing activities
Excess tax benefits from share-based compensation	400	392
Net proceeds from exercise of stock options	1,087	1,638
Payment of dividends	(9,065)	(8,659)
Repurchases of common stock	(10,493)	(9,926)
Payment of contingent consideration	—	(5,945)
Net cash used in financing activities	(18,071)	(22,500)
Effect of foreign exchange rates on cash	(34)	4
Net increase (decrease) in cash and cash equivalents	8,651	(35,642)
Cash and cash equivalents at beginning of period	94,003	124,097
Cash and cash equivalents at end of period	$102,654	$88,455
Supplemental disclosures of cash flow information
Income taxes paid	$15,987	$12,539
Noncash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$585	$1,988
Declaration of cash dividend to be paid	$4,561	$4,354
Repurchases of common stock included in accrued liabilities	$499	$—
The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Notes to Consolidated Financial Statements
(Unaudited)

1. Nature of Business

Capella Education Company (the Company) was incorporated on December 27, 1991, and is the parent company of its wholly owned subsidiaries, Capella University (the University), Resource Development International Limited (RDI), Sophia Learning, LLC (Sophia), and Capella Learning Solutions (CLS). The University, founded in 1993, is an online postsecondary education services company offering a variety of bachelor's, master's and doctoral degree programs primarily delivered to working adults. The University is accredited by the Higher Learning Commission and is a member of the North Central Association of Colleges and Schools. In 2011, the Company acquired RDI, which is an independent provider of United Kingdom (UK) university distance learning qualifications that markets, develops and delivers programs worldwide via its offices and partners across Asia, North America, Africa and Europe. Sophia is an innovative learning platform leveraging technology to support self-paced learning, including credits eligible for transfer to nearly 2,000 colleges and universities. CLS provides online training solutions and services to corporate partners which are delivered through the Company's online learning platform. With the Company's focus on academic quality in an online delivery format, it has one reporting segment.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which is included in ASC 606, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that creates a single source of revenue guidance for all companies in all industries. The model is more principles-based than current guidance, and is primarily based on recognizing revenue at an amount that reflects consideration to which the entity expects to be entitled to in exchange for transferring goods or services to a customer. The standard allows the Company to transition to the new model using either a full or modified retrospective approach. Under the original ASU, the guidance was effective for the Company's interim and annual reporting periods beginning January 1, 2017, and early adoption was not permitted. In July 2015, the FASB voted to defer the effective date of the new revenue standard for public entities by one year. As a result, the guidance will be effective for the Company's interim and annual reporting periods beginning January 1, 2018, and early adoption is permitted as of the original effective date contained within the original standard. The Company is still evaluating the impact this standard will have on its business practices, financial condition, results of operations, and disclosures.

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
The following table presents a reconciliation of the numerator and denominator in the basic and diluted net income per common share calculation, in thousands, except per share data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income	$10,331	$9,044	$20,368	$17,861
Denominator:
Denominator for basic net income per common share— weighted average shares outstanding	12,187	12,293	12,207	12,317
Effect of dilutive stock options, restricted stock, and market stock units	213	225	235	247
Denominator for diluted net income per common share— weighted average shares outstanding	12,400	12,518	12,442	12,564
Basic net income per common share	$0.85	$0.74	$1.67	$1.45
Diluted net income per common share	$0.83	$0.72	$1.64	$1.42

Options to purchase common shares were outstanding, but not included in the computation of diluted net income per common share, because their effect would be anti-dilutive. The following table summarizes these securities, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Anti-dilutive securities excluded from diluted earnings per share calculation	311	239	272	204

5. Marketable Securities

The following is a summary of available-for-sale securities, in thousands:

	As of June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$66,341	$16	$(60)	$66,297
Corporate debt securities	7,372	4	(3)	7,373
Total	$73,713	$20	$(63)	$73,670

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$65,708	$31	$(71)	$65,668
Corporate debt securities	7,379	4	(2)	7,381
Total	$73,087	$35	$(73)	$73,049

The unrealized gains and losses on the Company’s investments in municipal and corporate debt securities as of June 30, 2015 and December 31, 2014 were caused by changes in market values primarily due to interest rate changes. All of the Company's securities which were in an unrealized loss position as of June 30, 2015 had been in an unrealized loss position for less than twelve months. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be maturity. No other-than-temporary impairment charges were recorded during the three and six months ended June 30, 2015 and 2014.
The following table summarizes the remaining contractual maturities of the Company’s marketable securities, in thousands:

	As of June 30, 2015	As of December 31, 2014
Due within one year	$27,661	$29,619
Due after one year through five years	46,009	43,430
Total	$73,670	$73,049

The following table summarizes the proceeds from the maturities of available-for-sale securities, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Maturities of marketable securities	$9,505	$4,175	$16,485	$6,975
Total	$9,505	$4,175	$16,485	$6,975

The Company did not record any gross realized gains or gross realized losses in net income during the three and six months ended June 30, 2015 and 2014. Additionally, there were no proceeds from sales of marketable securities prior to maturity during the three and six months ended June 30, 2015 and 2014.

6. Fair Value Measurements

The following tables summarize certain information for assets and liabilities measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements as of June 30, 2015 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$52,745	$52,745	$—	$—
Money market funds	49,909	49,909	—	—
Marketable securities:
Tax-exempt municipal securities	66,297	—	66,297	—
Corporate debt securities	7,373	—	7,373	—
Total assets at fair value on a recurring basis	$176,324	$102,654	$73,670	$—

	Fair Value Measurements as of December 31, 2014 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$64,004	$64,004	$—	$—
Money market funds	29,999	29,999	—	—
Marketable securities:
Tax-exempt municipal securities	65,668	—	65,668	—
Corporate debt securities	7,381	—	7,381	—
Total assets at fair value on a recurring basis	$167,052	$94,003	$73,049	$—

The Company measures cash and cash equivalents at fair value primarily using real-time quotes for transactions in active exchange markets involving identical assets. The Company’s marketable securities are classified within Level 2 and are valued using readily available pricing sources for comparable instruments utilizing market observable inputs. The Company does not hold securities in inactive markets. The Company did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three and six months ended June 30, 2015 and 2014.

The Company did not have any liabilities requiring fair value measurement as of June 30, 2015.

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

The following table presents a reconciliation of the fair value of the RDI contingent consideration, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance, beginning of period	$—	$6,629	$—	$6,304
Increase in RDI contingent consideration liability	—	222	—	547
Payment of RDI contingent consideration liability	—	(6,851)	—	(6,851)
Balance, end of period	$—	$—	$—	$—

The change in the fair value of the RDI contingent consideration liability was recorded in other expense, net in the consolidated statements of income during the three and six months ended June 30, 2014.

7. Accrued Liabilities

Accrued liabilities consist of the following, in thousands:

	As of June 30, 2015	As of December 31, 2014
Accrued compensation and benefits	$11,072	$7,482
Accrued instructional	5,644	4,361
Accrued vacation	2,045	1,234
Accrued invoices	13,318	8,238
Other(1)	3,044	2,095
Total	$35,123	$23,410

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

On April 3, 2014, the Company accepted notice to activate an amendment to this lease. Pursuant to the amendment, in June 2014, the Company returned 54,940 square feet of its previously leased space of 426,165 square feet. Employees located in this area were relocated to other areas within the Company's remaining space. The Company recorded a charge of approximately $2.6 million during the three and six months ended June 30, 2014 in connection with this amendment, which is included within the lease amendment charge line item of the consolidated statements of income.

The Company also consolidated certain of its other leased office space resulting in an additional charge of $0.1 million during the six months ended June 30, 2014. This amount is included within the lease amendment charge line item of the consolidated statements of income.

The following presents the Company's future minimum lease commitments as of June 30, 2015, in thousands:

2015	$3,114
2016	6,172
2017	5,945
2018	4,876
2019	—
2020 and thereafter	—
Total	$20,107

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

Borrowings under the Credit Agreement bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus an applicable rate of 1.75% to 2.25% based on the Company’s consolidated leverage ratio or, at the Company’s option, an alternative base rate (defined as the higher of (a) the federal funds rate plus 0.5%; (b) Bank of America’s prime rate; or (c) the one-month LIBOR plus 1.0%) plus an applicable rate of 0.75% to 1.25% based on the Company’s consolidated leverage ratio. The Credit Agreement requires payment of a commitment fee, based on the Company’s consolidated leverage ratio, charged on the unused credit facility. The Company recorded commitment fee expenses of $0.1 million and $0.2 million in other income (expense), net, for the three months ended June 30, 2015 and 2014, and the six months ended June 30, 2015 and 2014, respectively. Outstanding letters of credit are also charged a fee, based on the Company’s consolidated leverage ratio. The Company capitalized approximately $0.5 million of debt issuance costs related to the credit facility, which are being amortized on a straight-line basis over a period of five years. The remaining unamortized portion of debt issuance costs are not significant. Interest expense for the amortization of debt issuance costs is recorded in other expense, net.

The Credit Agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Failure to comply with the covenants contained in the Credit Agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. As of June 30, 2015, there were no borrowings under the credit facility, and the Company was in compliance with all debt covenants.

Litigation
In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, claims involving learners or graduates and routine employment matters. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of June 30, 2015 that are probable or estimable, for which the outcome could have a material adverse impact on its consolidated financial position or results of operations.

9. Share Repurchase Program and Dividends

Share Repurchase Program
The Company announced its current share repurchase program in July 2008. The Board of Directors authorizes repurchases of outstanding shares of common stock from time to time depending on market conditions and other considerations. A summary of the Company’s comprehensive share repurchase activity from the program's commencement through June 30, 2015, all of which was part of its publicly announced program, is presented below, in thousands:

Board authorizations:
July 2008	$60,000
August 2010	60,662
February 2011	65,000
December 2011	50,000
August 2013	50,000
Total amount authorized	285,662
Total value of shares repurchased	264,617
Residual authorization	$21,045

The following table summarizes shares repurchased, in thousands:

	Six Months Ended June 30,
	2015	2014
Shares repurchased	184	166
Total consideration, excluding commissions	$10,987	$9,919

As of June 30, 2015, the Company had purchased an aggregate of 5.8 million shares under the program’s outstanding authorizations at an average price per share of $45.40 totaling $264.6 million, excluding commissions.

Dividends
During the six months ended June 30, 2015, the Company declared the following cash dividends, in thousands except per share amounts:

Declaration Date	Record Date	Payment Date	Dividend per Share	Total Dividend Amount
February 19, 2015	March 12, 2015	April 15, 2015	$0.37	$4,580
May 5, 2015	June 3, 2015	July 15, 2015	$0.37	$4,561

During the three months ended June 30, 2015, the dividend of $0.37 per outstanding share of common stock declared on May 5, 2015 was recorded as a reduction to retained earnings. Of the total dividend amount declared in the current quarter, $4.5 million is attributable to shares of common stock outstanding as of the record date and restricted stock units (RSUs) expected to vest in the next twelve months. This amount, along with the portion of dividends declared in prior quarters related to unvested RSUs, is included within dividends payable in the Company's consolidated balance sheet as of June 30, 2015. The remaining balance is attributable to dividends declared on restricted stock units expected to vest subsequent to the next twelve months and is classified as other liabilities in the Company's consolidated balance sheet as of June 30, 2015. Dividends declared on RSUs are forfeitable prior to vesting. All future dividends are subject to declaration by the Company's Board of Directors and may be adjusted due to future business needs or other factors deemed relevant by the Board of Directors.

10. Share-Based Compensation

The table below reflects the Company’s share-based compensation expense recognized in the consolidated statements of income, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Instructional costs and services	$199	$60	$427	$308
Marketing and promotional	132	(46)	269	47
Admissions advisory	11	16	18	30
General and administrative	1,815	1,281	3,180	2,373
Share-based compensation expense included in operating income	2,157	1,311	3,894	2,758
Tax benefit from share-based compensation expense	809	325	1,452	839
Share-based compensation expense, net of tax	$1,348	$986	$2,442	$1,919

11. Acquisitions and Other Investments

At June 30, 2015, the Company held a $1.5 million investment in a limited partnership, with a commitment to invest up to an additional $3.5 million through February 2024. During the six months ended June 30, 2015, the Company made investments totaling $57 thousand in the partnership. The partnership invests in innovative companies in the health care field. The Company's investment comprises less than 3.0% of the total partnership interest; accordingly, the Company designated the investment as a cost method investment and classified it within other assets in the consolidated balance sheets as of June 30, 2015 and December 31, 2014.

12. Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss, in thousands:

	Foreign Currency Translation Loss	Unrealized Loss on Marketable Securities	Accumulated Other Comprehensive Loss(1)
Beginning balance, December 31, 2014	$(311)	$(24)	$(335)
Other comprehensive income (loss)	71	(5)	66
Ending balance, June 30, 2015	$(240)	$(29)	$(269)

(1)	Accumulated other comprehensive loss is presented net of tax of $14 thousand and $14 thousand as of June 30, 2015 and December 31, 2014, respectively.

There were no reclassifications out of accumulated other comprehensive loss to net income for the three and six months ended June 30, 2015 and 2014.

13. Regulatory Supervision and Oversight

Political and budgetary concerns can significantly affect the Title IV Programs. Congress reauthorizes the Higher Education Act (HEA) and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in August 2008. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of June 30, 2015, Title IV programs in which the University's learners participate are operative and sufficiently funded.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report.

Forward-Looking Statements
Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (SEC), in press releases, and in oral and written statements made by us that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to, statements regarding: proposed new programs; regulatory developments; projections, predictions, expectations, estimates or forecasts of our business, financial and operational results and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” "confident," and similar expressions, as well as statements in future tense, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those suggested by the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as updated in our subsequent reports filed with the SEC, including any updates or circumstances described in this or other Quarterly Reports on Form 10-Q. The performance of our business and our securities may be adversely affected by these factors and other factors common to businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risks. Therefore, you should consider these risk factors with caution and form your own independent conclusions about the likely effect of these risks on our future performance. Forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review all the disclosures and risk factors described in this and other documents we file from time to time with the SEC.

Executive Overview
We are an online postsecondary education services company. As of June 30, 2015, our wholly owned subsidiaries included the following:

•	Capella University (the University) is a regionally accredited university that offers a variety of undergraduate and graduate degree programs for working adult professionals.

•
Resource Development International Limited (RDI) is an independent provider of United Kingdom (UK) university distance learning qualifications that markets, develops and delivers these programs worldwide via its offices and partners across Asia, North America, Africa and Europe.

•	Sophia Learning, LLC (Sophia) is an innovative learning platform leveraging technology to support self-paced learning, including credits eligible for transfer to nearly 2,000 college and universities.

•	Capella Learning Solutions (CLS) provides online training solutions and services to corporate partners which are delivered through Capella's online learning platform.

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

•
Enrollment and persistence. New enrollment and learner persistence improvements are key drivers for total enrollment and revenue growth as well as the Company’s profitability. New enrollment, while historically volatile on a quarterly basis, is an early indicator for future growth, and persistence improvement is an indicator for the sustainability of growth. In the second quarter of 2015, new enrollments grew by 2.9 percent compared to 11.1 percent in the same period in 2014. New enrollment is calculated from the last day a new learner can drop a course without financial penalty. Growth characteristics tend to differ by degree program due to different market dynamics. In the second quarter of 2015, overall new enrollment growth was led by our master’s and professional doctorate programs. This was offset by year-over-year new enrollment declines in our bachelors programs, which we believe are primarily due to market conditions. New enrollment in our PhD programs also declined as a result of learner success initiatives in addition to market conditions. The primary difference between PhD and professional doctorate programs is the intent and deliverable of the independent research phase. Compared to a PhD, professional doctorate programs can sometimes offer a more affordable and direct path to the educational goals of certain professionals.The combination of new enrollment and persistence improvements continues to be key drivers behind the return to annual total enrollment and revenue growth for the Company. The Company continues its strategic focus on improving early cohort persistence, with 2014 representing the third consecutive year of improvements.

•
Doctoral enrollment. During the second quarter of 2015, year-over-year doctoral total enrollment declined by 4.9 percent. It will take time for our doctoral programs to return to total enrollment growth due to a combination of factors, including the extended decision cycles for prospects at the doctoral level and stronger doctoral graduations. We are extending our learner success focus to the comprehensive and dissertation portion of our doctoral programs. Our goal is to address that segment of the learner population that is not making sufficient and timely academic progress in this phase. We expect this initiative to adversely impact our doctoral enrollments, especially in the near-term. To support the return to doctoral growth, we are focusing on redesigning our program offerings, improving affordability, and expanding our doctoral portfolio, including creating new professional doctorate programs.

•
Initiatives to improve learner success. As we continue to position Capella to drive sustainable growth, we are focused on improving learner success rates particularly in the first four quarters of enrollment while maintaining a high standard of academic quality and rigor. The first four quarters of enrollment are particularly critical because learners tend to persist at a very high rate after that period. In the second quarter of 2015, we achieved a three percent improvement in early cohort persistence over the prior year. Early cohort persistence measures the four-quarter weighted moving average new cohort persistence rate during learners' first four quarters of enrollment. Going forward, we will increasingly focus on the entire learner lifecycle. Certain initiatives to improve learner success can affect our growth and profitability in the near-term. However, we believe these efforts are in the best interest of our learners and over the long-term will enhance Capella’s brand and reputation, which, in turn, positions us for more sustainable long-term growth. Learner success initiatives include the following:

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

•
Promoting affordability and encouraging learners to persist by offering learner success grants to new learners who meet admissions requirements, enroll, apply within certain timeframes, and stay continuously enrolled; and,

•
Diversifying outside of Capella University by creating innovative new learning technologies which have potential to increase affordability and better serve the life-long learning needs of working adult professionals and therefore increase learner success.

•
Comprehensive marketing strategy. During 2014, we made significant strides in shifting from a demand driven strategy towards a comprehensive marketing strategy which is focused on building relationships with prospective learners early in their decision cycle. This strategy is also designed to attract prospective learners committed to and able to succeed in their academic endeavors. The marketing strategy includes:

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

Our comprehensive marketing strategy is designed to produce long-term efficiencies and increase our ability to attract high-quality learners on a sustainable basis. We will continue to optimize our strategy and develop our marketing analytics capabilities to continue to deliver long-term sustainable growth. Some of our initiatives may adversely impact our new enrollment, revenues, and operating margins for a period as we pursue improved long-term results. However, our return to annual total enrollment growth gives us confidence that we have the right strategy in place.

•
Establishing new growth platforms. We seek to drive long-term growth that is an extension of our core competencies into new and expanded markets. One of our key growth platforms is FlexPath. In 2013, we received approval to offer a new learning model called FlexPath for two programs. In 2014, we received approval for four additional programs as we continued to test and refine the academic model and started our work on developing a sustainable business model for FlexPath. FlexPath is a new learning model that decouples from the credit-hour requirements and allows learners to complete coursework at their own pace and complete activities to demonstrate specific competencies by the end of the learner’s 12-week subscription period. This offering is unique in that Capella University was the first institution with approval from the Higher Learning Commission and the Department of Education to offer and provide Title IV funding for programs at the Bachelor's and graduate level. Only a few other universities received approvals by their accreditor and the Department of Education to offer similar programs. These approvals allow learners enrolled in FlexPath to apply for federal financial aid. We believe this direct assessment model provides an opportunity to expand our served market and drive affordability through lower tuition costs, reduced time to completion, and increased flexibility. We are making steady progress in developing FlexPath, but important work remains. Our goal is to ensure learners have the right experience and that we understand what our learners need to succeed.

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

•
RDI performance. In July 2011, we acquired RDI, which is serving the fast-growing online international higher education market. RDI has a presence in the UK and certain other regions. Although the acquisition has had a positive impact on our revenue growth, RDI has been dilutive to our earnings since the acquisition date and is expected to be dilutive to our earnings throughout the remainder of 2015. If this trend continues and operating improvements are not realized, some or all of the goodwill associated with the RDI reporting unit could become impaired in the future. We believe the fair value of the RDI reporting unit remains in excess of the carrying value as of June 30, 2015. Management will assess goodwill for impairment in the fourth quarter of 2015, or earlier if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount.

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

We cannot predict what legislation, if any, may emanate from Congressional committee hearings or what impact such legislation might have on proprietary institutions and our business in particular. Congressional scrutiny of proprietary institutions increases the likelihood of legislation that will adversely impact our business. In addition, when Congress addresses federal budget deficits, financial aid programs are a potential target for reduction.

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

•
College Rating System. On December 19, 2014, the U.S. Department of Education released a draft of a College Ratings Framework which was intended to serve as a discussion document on the best way to measure access, affordability and outcomes. These metrics included, but were not limited to: Percentage of students receiving Pell; Expected family contribution; Family Income Quintiles; First-Generation College Status; Average Net Price; Net Price by Quintile; Completion Rates; transfer rates; Labor Market Success, such as Short-term "Substantial Employment" Rates and Long-term Median Earnings; Graduate School Attendance; and Loan Performance Outcomes. The Department requested feedback by February 17, 2015 with the expressed goal of having a rating system in place by the end of 2015. On June 25, 2015, the Department of Education announced that it no longer intends to introduce a college ratings system and instead will create a consumer facing tool for students and families.

•
Gainful Employment. The Department of Education published a final rule on October 30, 2014 that went into effect on July 1, 2015. Litigation surrounding this rule has been unsuccessful as the U.S. District Court for the District of Colombia found in favor of the Department of Education on June 23, 2015. The plaintiff announced on July 2, 2015 that it would appeal the District Court decision. The final rule applies to all Gainful Employment (GE) programs, which include non-degree programs at public and private non-profit institutions, and all programs offered by for-profit institutions. The rule establishes a “debt-to-earnings” ratio that GE programs must satisfy to remain eligible for Title IV federal student aid. The final rule also requires institutions to provide certifications regarding a GE program’s satisfaction of programmatic accreditation and state licensure requirements as part of the institutional program participation agreements with the Department of Education. The certification requirements are scheduled to become effective December 31, 2015 in connection with the Department of Education's program participation agreement recertification. We are awaiting the new program participation agreement language and are working with the Department to clarify other issues related to the new certification requirements. Additionally, the final rule includes requirements for the reporting of student and program data by institutions to the Department of Education, and expands the disclosure requirements that have been in effect since July 1, 2011. The rule makes other conforming and technical revisions to the Title IV program participation agreement and related regulations. Refer to the more detailed discussion of recent rulemaking and regulatory activity pertaining to the area of Gainful

Employment within the Regulatory Environment section of our 2014 Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

•
Program Integrity and Improvement. On November 20, 2013, the Department of Education announced another round of negotiated rulemaking to focus on the following issues: cash management of funds provided under the Title IV Federal Student Aid programs, including the use of debit cards and the handling of Title IV credit balances; state authorization for programs offered through distance education or correspondence education; state authorization for foreign locations of institutions located in a State; clock to credit hour conversion; definition of “adverse credit” for borrowers in the Federal Direct PLUS Loan Program; and application of the repeat coursework provisions to graduate and undergraduate programs. Negotiations took place in February, March, and April, 2014. An additional session took place in May, 2014 to examine the remaining issues and take a consensus vote on the entire rule making package. The Committee did not reach consensus at this session, and the development of the draft rule shifted back to the Department of Education.

•
Current negotiated rulemaking. On August 8, 2014, the Department of Education published a Notice of Proposed Rulemaking ("NPRM") on the definition of “adverse credit” for borrowers in the Federal Direct PLUS Loan Program. The NPRM reflects agreed upon language established by the negotiated rulemaking committee. The public comment period ended on September 8, 2014, and a final rule was published on October 23, 2014 establishing an effective date of July 1, 2015. No other NPRMs from this round of negotiated rulemaking have been issued. On December 19, 2014 the Department of Education announced its intention to establish a negotiated rulemaking committee to: (1) develop regulations to establish a new Pay as You Earn ("PAYE") repayment plan for those not covered by the existing Pay as You Earn Repayment Plan in the Federal Direct Loan Program; and (2) set forth procedures for Federal Family Education Loan (FFEL) Program loan holders to use in identifying U.S. military servicemembers who may be eligible to receive a lower interest rate on their FFEL Program loans. The committee met in February, March and April of 2015 and reached consensus on all issues. On July 9, 2015, the Department issued an NPRM on the PAYE issue which expands the set of criteria that enables borrowers to qualify for the program. Public comments are due August 10, 2015. No other NPRM's have been issued.

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

•
Higher Learning Commission. The Higher Learning Commission, Capella University’s accrediting body, is developing new standards and an approval process under which it evaluates new competency-based education and direct assessment programs such as FlexPath. This has delayed the approval of new direct assessment programs for Capella and other institutions in the near-term. Accreditors, including the Higher Learning Commission, are developing a robust evaluative framework and high standards, which we believe is foundational to realize the underlying potential of direct assessment programs.

Critical Accounting Policies and Use of Estimates
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. During the six months ended June 30, 2015, there have been no significant changes to our critical accounting policies.

Results of Operations
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the three months ended June 30, 2015:

	Three Months Ended June 30,
	(Unaudited)		$ Change	% Change	% of Revenue
$ in thousands	2015	2014	2015 vs. 2014		2015	2014	2015 vs. 2014
Revenues	$108,007	$104,832	$3,175	3.0%	100.0%	100.0%	0.0%
Costs and expenses:
Instructional costs and services	47,369	45,530	1,839	4.0	43.9	43.4	0.5
Marketing and promotional	25,798	23,113	2,685	11.6	23.9	22.0	1.9
Admissions advisory	7,353	7,146	207	2.9	6.8	6.8	—
General and administrative	10,372	10,889	(517)	(4.7)	9.6	10.4	(0.8)
Lease amendment charges	—	2,690	(2,690)	(100.0)	—	2.6	(2.6)
Total costs and expenses	90,892	89,368	1,524	1.7	84.2	85.2	(1.0)
Operating income	17,115	15,464	1,651	10.7	15.8	14.8	1.0
Other income (expense), net	54	(171)	225	(131.6)	—	(0.2)	0.2
Income before income taxes	17,169	15,293	1,876	12.3	15.9	14.6	1.3
Income tax expense	6,838	6,249	589	9.4	6.3	6.0	0.3
Effective tax rate	39.8%	40.9%
Net income	$10,331	$9,044	$1,287	14.2%	9.6%	8.6%	1.0%

Revenues. The increase in revenues compared to the same quarter in the prior year was primarily related to Capella University total enrollment growth of 4.3 percent in 2015, average tuition price increases of 2.5 percent which were implemented in July 2014, and an overall increase in average courses per learner. These increases were partially offset by a larger proportion of undergraduate learners who generate less revenue per learner than our graduate learners, an increase in discounts and grants to support our initiatives to improve learner success, and a decrease in non-Capella University revenues.
Instructional costs and services expenses. Instructional costs and services expenses, and instructional costs and services expenses as a percent of revenue, increased compared to the same quarter in the prior year primarily due to increased staffing levels to support our initiatives to improve learner success and drive total enrollment growth. This overall increase was partially offset by a decrease in bad debt expense, lower non-Capella University expenses, and reduced rent expense due to the lease amendment that occurred in the second quarter of 2014.
Marketing and promotional expenses. Marketing and promotional expenses, and marketing and promotional expenses as a percent of revenue, increased compared to the same quarter of the prior year primarily driven by increased investments in our marketing campaigns and advertising initiatives, as well as additional employee expenses as a result of increased staffing levels.
Admissions advisory expenses. Admissions advisory expenses, and admission advisory expenses as a percent of revenue, remained relatively consistent with the second quarter of 2014.
General and administrative expenses. General and administrative expenses, and general and administrative expenses as a percent of revenue, decreased compared to the same quarter in the prior year primarily due to timing and quarterly spending fluctuations, as well as lower expenses in our non-Capella University subsidiaries.
Lease amendment charges. On April 9, 2014, we accepted notice to activate a lease amendment to our current lease for our premises at 225 South Sixth Street in Minneapolis, Minnesota. During the quarter ended June 30, 2014, we recorded a one-time charge of $2.6 million in connection with this amendment, and also consolidated other leased office space resulting in an additional charge of $0.1 million.
Other income (expense), net. Other income (expense), net was $0.1 million of income for the three months ended June 30, 2015, and $0.2 million of expense for the three months ended June 30, 2014. Other expense (net) in the prior year quarter primarily consisted of the change in the fair value of the RDI contingent consideration liability, which was paid in 2014 upon the awarding of TDAP. Other income (net) in the current quarter primarily consisted of interest income earned on marketable securities.

Income tax expense. Income tax expense increased compared to the same quarter in the prior year, while the effective tax rate decreased over the same period. The decrease in the effective tax rate was primarily driven by a decrease in foreign operating losses in the current period. We do not receive a benefit on these losses due to the establishment of a full valuation allowance.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the six months ended June 30, 2015:

	Six Months Ended June 30,
	(Unaudited)		$ Change	% Change	% of Revenue
$ in thousands	2015	2014	2015 vs. 2014		2015	2014	2015 vs. 2014
Revenues	$217,081	$210,428	$6,653	3.2%	100.0%	100.0%	0.0%
Costs and expenses:
Instructional costs and services	94,430	92,830	1,600	1.7	43.5	44.1	(0.6)
Marketing and promotional	53,298	48,874	4,424	9.1	24.6	23.2	1.4
Admissions advisory	14,557	14,073	484	3.4	6.7	6.7	—
General and administrative	20,901	21,354	(453)	(2.1)	9.6	10.1	(0.5)
Lease amendment charges	—	2,690	(2,690)	(100.0)	—	1.3	(1.3)
Total costs and expenses	183,186	179,821	3,365	1.9	84.4	85.5	(1.1)
Operating income	33,895	30,607	3,288	10.7	15.6	14.5	1.1
Other expense, net	(92)	(513)	421	(82.1)	—	(0.2)	0.2
Income before income taxes	33,803	30,094	3,709	12.3	15.6	14.3	1.3
Income tax expense	13,435	12,233	1,202	9.8	6.2	5.8	0.4
Effective tax rate	39.7%	40.6%
Net income	$20,368	$17,861	$2,507	14.0%	9.4%	8.5%	0.9%

Revenues. The increase in revenues compared to the same period in the prior year was primarily related to Capella University quarterly average total enrollment growth of 4.5 percent in 2015, average tuition price increases of 2.3 percent, which were implemented in July 2014, and an overall increase in average courses per learner. These increases were partially offset by a larger proportion of undergraduate learners who generate less revenue per learner than our graduate learners, an increase in discounts and grants to support our initiatives to improve learner success, and a decrease in non-Capella University revenues.
Instructional costs and services expenses. Instructional costs and services expenses increased compared to the same period in the prior year primarily due to increased staffing levels to support our initiatives to improve learner success and drive total enrollment growth. As a percent of revenue, instructional costs decreased as a result of lower non-Capella University expenses, a decrease in bad debt expense, and reduced rent expense due to the lease amendment that occurred in the prior year.
Marketing and promotional expenses. Marketing and promotional expenses, and marketing and promotional expenses as a percent of revenue, increased compared to the same period of the prior year primarily driven by increased investments in our marketing campaigns and advertising initiatives, as well as additional employee expenses as a result of increased staffing levels.
Admissions advisory expenses. Admissions advisory expenses, and admission advisory expenses as a percent of revenue, remained relatively consistent with the prior year period.
General and administrative expenses. General and administrative expenses, and general and administrative expenses as a percent of revenue, decreased compared to the same period in the prior year primarily due to timing and quarterly spending fluctuations, as well as lower expenses in our non-Capella University subsidiaries.
Lease amendment charges. On April 9, 2014, we accepted notice to activate a lease amendment to our current lease for our premises at 225 South Sixth Street in Minneapolis, Minnesota. During the period ended June 30, 2014, we recorded a one-time charge of $2.6 million in connection with this amendment, and also consolidated other leased office space resulting in an additional charge of $0.1 million.

Other expense, net. Other expense, net was $0.1 million and $0.5 million for the six months ended June 30, 2015 and June 30, 2014, respectively. The decrease compared to the same quarter in the prior year is primarily attributable to the impact of the change in fair value of the RDI contingent consideration liability in the prior year, which was paid in 2014.

Income tax expense. Income tax expense increased compared to the same period in the prior year, while the effective tax rate decreased over the same period. The decrease in the effective tax rate was primarily driven by a decrease in foreign operating losses in the current period. We do not receive a benefit on these losses due to the establishment of a full valuation allowance.

Liquidity and Capital Resources

Liquidity
We financed our operating activities and capital expenditures during the six months ended June 30, 2015 and 2014 primarily through cash provided by operating activities. Our cash and cash equivalents were $102.7 million and $94.0 million at June 30, 2015 and December 31, 2014, respectively. Our cash and cash equivalents increased primarily due to cash provided by operating activities, which was partially offset by payments for dividends and share repurchases as well as capital expenditures.

On September 30, 2011, we entered into an unsecured revolving credit agreement (the Credit Agreement) with Bank of America, N.A., and certain other lenders. The Credit Agreement provides $100.0 million of borrowing capacity, with an increase option of an additional $50.0 million. The Credit Agreement term ends September 30, 2016. As of June 30, 2015, there were no borrowings under the credit facility and we were in compliance with all debt covenants.

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

Operating Activities
Net cash provided by operating activities was $40.9 million and $33.8 million for the six months ended June 30, 2015 and 2014, respectively. The increase was primarily due to the effects of changes in operating assets and liabilities, including an increase in accounts payable and accrued liabilities as a result of the general timing of vendor invoices, as well as an increase in net income. The overall increase was partially offset by decreases in income taxes payable and increases in prepaid expenses and other current assets.

Investing Activities
Net cash used in investing activities is primarily related to the purchase of investments in marketable securities, net of maturities, and investments in property and equipment. Net cash used in investing activities was $14.2 million and $47.0 million for the six months ended June 30, 2015 and 2014, respectively.

Cash used in investing activities for the six months ended June 30, 2015 consisted primarily of investments in property and equipment, as well as purchases of marketable securities, which were offset by maturities of marketable securities. Net purchases and maturities of marketable securities represented cash outflows of $1.8 million and $35.1 million during the six months ended June 30, 2015 and June 30, 2014, respectively.

We believe the credit quality and liquidity of our investment portfolio as of June 30, 2015 is strong. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply/demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity. But even with this approach, we may incur investment losses as a result of unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Capital expenditures were $12.3 million and $10.8 million for the six months ended June 30, 2015 and 2014, respectively, which primarily consisted of investments in foundational infrastructure, the development and refinement of courses, and marketing infrastructure to enhance efficiencies and analytics capabilities.

We lease all of our facilities. We expect to make future payments on existing leases from cash generated from operations.

Financing Activities
Net cash used in financing activities was $18.1 million and $22.5 million for the six months ended June 30, 2015 and 2014, respectively. Cash payments of dividends were $9.1 million and $8.7 million for the six months ended June 30, 2015 and June 30, 2014, respectively. Additionally, in the first six months of 2015, we repurchased $10.5 million of common stock under our share repurchase program compared to $9.9 million in the first six months of 2014. Additionally, as a result of the achievement of TDAP, we made an additional payment of £4.0 million (approximately $6.9 million) to the former shareholders of RDI on May 12, 2014. For the six months ended June 30, 2014, net cash used in financing activities of approximately $6.0 million reflects the initial fair value of the RDI contingent consideration liability recorded at acquisition, while the remaining amount of $0.9 million included within cash flows from operating activities represents the accumulated change in fair value of the RDI contingent consideration liability.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk
The Company has no derivative financial instruments or derivative commodity instruments, and believes the risk related to cash equivalents and marketable securities is limited due to the adherence to its investment policy, which focuses on capital preservation and liquidity. In addition, all investments must have a minimum Standard & Poor’s rating of A minus (or equivalent) by at least one agency at the purchase date. All of the Company's cash equivalents and marketable securities were rated A- or higher as of June 30, 2015 and December 31, 2014, by at least one rating agency. In addition, the Company utilizes money managers who conduct initial and ongoing credit analysis on its investment portfolio to monitor and minimize the potential impact of market risk associated with its cash, cash equivalents and marketable securities. Despite the investment risk mitigation strategies the Company employs, it may incur investment losses as a result of unusual and unpredictable market developments and may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. Unusual and unpredictable market developments may also create liquidity challenges for certain assets in the Company's investment portfolio.

Interest Rate Risk
The Company manages interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates, which are tied to various market indices. The Company's future investment income may fall short of expectations due to changes in interest rates or it may suffer losses in principal if it is forced to sell securities that have declined in market value due to changes in interest rates. At June 30, 2015, a 10% increase or decrease in interest rates would not have a material impact on the Company's future earnings, fair values, or cash flows.

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

•
Gains and losses resulting from foreign exchange rate changes related to intercompany receivables and payables that are not of a long-term investment nature and are not denominated in the functional currencies of the respective entities, as well as gains and losses from foreign currency transactions. These items are recorded in other expense, net in the consolidated statements of income.

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

Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of June 30, 2015, in ensuring that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended June 30, 2015, the Company repurchased $7.1 million of common stock under its share repurchase program.(1) Its remaining authorization for common stock repurchases was $21.0 million at June 30, 2015. The following presents the Company's share repurchases during the quarter ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
4/1/2015 to 4/30/2015	20,814	$64.63	20,814	$26,782,444
5/1/2015 to 5/31/2015	38,896	52.90	38,896	24,724,867
6/1/2015 to 6/30/2015	66,366	55.45	66,366	21,044,648
Total	126,076	56.18	126,076	21,044,648

(1)
The Company announced its current share repurchase program in July 2008. As of June 30, 2015, the Company's Board of Directors has authorized repurchases up to an aggregate amount of $285.7 million in value of common stock under the current program. The Board of Directors authorizes the Company to repurchase outstanding shares of common stock, from time to time, depending on market conditions and other considerations. There is no expiration date on the repurchase authorizations, and repurchases occur at the Company's discretion.

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
July 28, 2015
J. Kevin Gilligan Chief Executive Officer
(Principal Executive Officer)

/s/ Steven L. Polacek
July 28, 2015
Steven L. Polacek Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)