Form 10-Q
period 2015-09-30
CAPELLA EDUCATION CO
filed 2015-10-27
CIK 1104349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock outstanding as of October 22, 2015 was 11,925,978.

CAPELLA EDUCATION COMPANY
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CAPELLA EDUCATION COMPANY
Consolidated Balance Sheets
(In thousands, except par value)

	As of September 30, 2015	As of December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$97,213	$94,003
Marketable securities, current	29,531	29,619
Accounts receivable, net of allowance of $6,848 at September 30, 2015 and $6,558 at December 31, 2014	18,441	17,902
Prepaid expenses and other current assets	16,333	9,007
Deferred income taxes	2,936	2,809
Total current assets	164,454	153,340
Marketable securities, non-current	42,991	43,430
Property and equipment, net	36,541	37,246
Goodwill	16,900	16,961
Intangibles, net	1,523	1,927
Other assets	1,923	1,453
Total assets	$264,332	$254,357
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,960	$6,832
Accrued liabilities	29,833	23,410
Dividends payable	4,639	4,622
Income taxes payable	—	709
Deferred revenue	13,295	11,718
Total current liabilities	56,727	47,291
Deferred rent	2,099	2,440
Other liabilities	3,029	3,698
Deferred income taxes	5,291	5,894
Total liabilities	67,146	59,323

Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares — 100,000; Issued and Outstanding shares — 11,976 at September 30, 2015 and 12,243 at December 31, 2014	120	122
Additional paid-in capital	115,025	112,417
Accumulated other comprehensive loss	(221)	(335)
Retained earnings	82,262	82,830
Total shareholders’ equity	197,186	195,034
Total liabilities and shareholders’ equity	$264,332	$254,357

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)
Revenues	$103,711	$103,097	$320,792	$313,525
Costs and expenses:
Instructional costs and services	48,221	47,143	142,651	139,973
Marketing and promotional	25,860	25,509	79,158	74,383
Admissions advisory	7,390	7,019	21,947	21,092
General and administrative	8,772	10,250	29,673	31,604
Lease amendment charges	—	—	—	2,690
Total costs and expenses	90,243	89,921	273,429	269,742
Operating income	13,468	13,176	47,363	43,783
Other income (expense), net	24	(46)	(68)	(559)
Income before income taxes	13,492	13,130	47,295	43,224
Income tax expense	5,320	5,373	18,755	17,606
Net income	$8,172	$7,757	$28,540	$25,618
Net income per common share:
Basic	$0.68	$0.63	$2.35	$2.08
Diluted	$0.67	$0.62	$2.31	$2.04
Weighted average number of common shares outstanding:
Basic	12,027	12,268	12,146	12,301
Diluted	12,237	12,505	12,373	12,545
Cash dividends declared per common share	$0.37	$0.35	$1.11	$1.05

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)
Net income	$8,172	$7,757	$28,540	$25,618
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(24)	137	47	(367)
Unrealized gains (losses) on available for sale securities, net of tax	72	(9)	67	8
Comprehensive income	$8,220	$7,885	$28,654	$25,259

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)
Operating activities
Net income	$28,540	$25,618
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	10,717	11,232
Depreciation and amortization	17,026	18,016
Amortization of investment discount/premium, net	1,702	1,319
Impairment of property and equipment	—	277
Loss on disposal of property and equipment	63	77
Share-based compensation	5,465	3,927
Excess tax benefits from share-based compensation	(422)	(451)
Deferred income taxes	(790)	(537)
Payment of contingent consideration	—	(906)
Changes in operating assets and liabilities:
Accounts receivable	(11,285)	(11,273)
Prepaid expenses and other current assets	(4,327)	(670)
Accounts payable and accrued liabilities	7,458	(230)
Income taxes payable	(3,813)	149
Deferred rent	(341)	(623)
Deferred revenue	1,674	1,548
Net cash provided by operating activities	51,667	47,473
Investing activities
Capital expenditures	(16,478)	(15,788)
Investment in partnership interest	(470)	(1,453)
Purchases of marketable securities	(25,247)	(48,957)
Maturities of marketable securities	24,180	13,890
Net cash used in investing activities	(18,015)	(52,308)
Financing activities
Excess tax benefits from share-based compensation	422	451
Net proceeds from exercise of stock options	1,234	3,663
Payment of dividends	(13,570)	(12,961)
Repurchases of common stock	(18,500)	(14,032)
Payment of contingent consideration	—	(5,945)
Net cash used in financing activities	(30,414)	(28,824)
Effect of foreign exchange rates on cash	(28)	13
Net increase (decrease) in cash and cash equivalents	3,210	(33,646)
Cash and cash equivalents at beginning of period	94,003	124,097
Cash and cash equivalents at end of period	$97,213	$90,451
Supplemental disclosures of cash flow information
Income taxes paid	$23,331	$18,327
Noncash transactions:
Purchase of equipment included in accounts payable and accrued liabilities	$382	$425
Declaration of cash dividend to be paid	$4,500	$4,346
Repurchases of common stock included in accrued liabilities	$—	$241
The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Notes to Consolidated Financial Statements
(Unaudited)

1. Nature of Business

Capella Education Company (the Company) was incorporated on December 27, 1991, and is the parent company of its wholly owned subsidiaries, Capella University (the University), Arden University, Ltd. (formerly known as Resource Development International Limited, or RDI), Sophia Learning, LLC (Sophia), and Capella Learning Solutions (CLS). The University, founded in 1993, is an online postsecondary education services company offering a variety of bachelor's, master's and doctoral degree programs primarily delivered to working adults. The University is accredited by the Higher Learning Commission and is a member of the North Central Association of Colleges and Schools. In 2011, the Company acquired RDI, and in August 2015, RDI received confirmation that it met the criteria for university title in the United Kingdom (UK) and could begin operating as Arden University. Arden University is an independent provider of UK university distance learning qualifications that markets, develops and delivers programs worldwide via its offices and partners across Asia, North America, Africa and Europe. Sophia is an innovative learning platform leveraging technology to support self-paced learning, including credits eligible for transfer to over 2,000 colleges and universities. CLS provides online training solutions and services to corporate partners which are delivered through the Company's online learning platform. With the Company's focus on academic quality in an online delivery format, it has one reporting segment.

2. Summary of Significant Accounting Policies

Consolidation
The consolidated financial statements include the accounts of the Company, the University, CLS, Arden University and its subsidiaries, and Sophia, after elimination of intercompany accounts and transactions. Arden University operates on a fiscal year ending October 31, which is also the date used for consolidation.

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

3. Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which is included in Accounting Standards Codification (ASC) 470, Debt. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, which clarified the guidance contained in ASU 2015-03 to continue to allow debt issuance costs related to line-of-credit arrangements to be recognized as an asset and amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance will be effective for the Company's annual reporting period beginning January 1, 2016, and applied on a retrospective basis; early adoption is also permitted. The Company does not expect adoption of this guidance to have a material impact on its financial condition, results of operations, or disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which is included in ASC 810, Consolidation. This update changes the guidance with respect to the analyses that a reporting entity must perform to determine whether it should consolidate certain types of legal entities under the variable interest consolidation model. All legal entities are subject to reevaluation under the revised consolidation model. The new guidance affects the following areas: (1) limited partnerships and similar legal entities, (2) evaluating fees paid to a decision maker or a service provider as a variable interest, (3) the effect of fee arrangements on the primary beneficiary determination, (4) the effect of related parties on the primary beneficiary determination, and (5) certain investment funds. The guidance will be effective for the Company's interim and annual reporting periods beginning January 1, 2016. The standard allows the Company to transition to the new model using either a full or modified retrospective approach, and early adoption is permitted. The Company does not expect adoption of this guidance to have a material impact on its financial condition, results of operations, or disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which is included in ASC 606, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that creates a single source of revenue guidance for all companies in all industries. The model is more principles-based than current guidance, and is primarily based on recognizing revenue at an amount that reflects consideration to which the entity expects to be entitled to in exchange for transferring goods or services to a customer. The standard allows the Company to transition to the new model using either a full or modified retrospective approach. Under the original ASU, the guidance was effective for the Company's interim and annual reporting periods beginning January 1, 2017, and early adoption was not permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, which formally defers the effective date of the new revenue standard for public entities by one year. As a result, the updated revenue guidance will be effective for the Company's interim and annual reporting periods beginning January 1, 2018, and early adoption is permitted as of the original effective date contained within the original standard. The Company is still evaluating the impact this standard will have on its business practices, financial condition, results of operations, and disclosures.

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
The following table presents a reconciliation of the numerator and denominator in the basic and diluted net income per common share calculation, in thousands, except per share data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income	$8,172	$7,757	$28,540	$25,618
Denominator:
Denominator for basic net income per common share— weighted average shares outstanding	12,027	12,268	12,146	12,301
Effect of dilutive stock options, restricted stock, and market stock units	210	237	227	244
Denominator for diluted net income per common share— weighted average shares outstanding	12,237	12,505	12,373	12,545
Basic net income per common share	$0.68	$0.63	$2.35	$2.08
Diluted net income per common share	$0.67	$0.62	$2.31	$2.04

Options to purchase common shares were outstanding, but not included in the computation of diluted net income per common share, because their effect would be anti-dilutive. The following table summarizes these securities, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Anti-dilutive securities excluded from diluted earnings per share calculation	307	232	283	213

5. Marketable Securities

The following is a summary of available-for-sale securities, in thousands:

	As of September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$66,079	$89	$(5)	$66,163
Corporate debt securities	6,372	1	(14)	6,359
Total	$72,451	$90	$(19)	$72,522

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$65,708	$31	$(71)	$65,668
Corporate debt securities	7,379	4	(2)	7,381
Total	$73,087	$35	$(73)	$73,049

The unrealized gains and losses on the Company’s investments in municipal and corporate debt securities as of September 30, 2015 and December 31, 2014 were caused by changes in market values primarily due to interest rate changes. All of the Company's securities which were in an unrealized loss position as of September 30, 2015 had been in an unrealized loss position for less than twelve months. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. No other-than-temporary impairment charges were recorded during the three and nine months ended September 30, 2015 and 2014.
The following table summarizes the remaining contractual maturities of the Company’s marketable securities, in thousands:

	As of September 30, 2015	As of December 31, 2014
Due within one year	$29,531	$29,619
Due after one year through five years	42,991	43,430
Total	$72,522	$73,049

The following table summarizes the proceeds from the maturities of available-for-sale securities, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Maturities of marketable securities	$7,695	$6,915	$24,180	$13,890
Total	$7,695	$6,915	$24,180	$13,890

The Company did not record any gross realized gains or gross realized losses in net income during the three and nine months ended September 30, 2015 and 2014. Additionally, there were no proceeds from sales of marketable securities prior to maturity during the three and nine months ended September 30, 2015 and 2014.

6. Fair Value Measurements

The following tables summarize certain information for assets and liabilities measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements as of September 30, 2015 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$74,315	$74,315	$—	$—
Money market funds	22,898	22,898	—	—
Marketable securities:
Tax-exempt municipal securities	66,163	—	66,163	—
Corporate debt securities	6,359	—	6,359	—
Total assets at fair value on a recurring basis	$169,735	$97,213	$72,522	$—

	Fair Value Measurements as of December 31, 2014 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$64,004	$64,004	$—	$—
Money market funds	29,999	29,999	—	—
Marketable securities:
Tax-exempt municipal securities	65,668	—	65,668	—
Corporate debt securities	7,381	—	7,381	—
Total assets at fair value on a recurring basis	$167,052	$94,003	$73,049	$—

The Company measures cash and cash equivalents at fair value primarily using real-time quotes for transactions in active exchange markets involving identical assets. The Company’s marketable securities are classified within Level 2 and are valued using readily available pricing sources for comparable instruments utilizing market observable inputs. The Company does not hold securities in inactive markets. The Company did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three and nine months ended September 30, 2015 and 2014.

The Company did not have any liabilities requiring fair value measurement as of September 30, 2015.

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

The following table presents a reconciliation of the fair value of the RDI contingent consideration, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance, beginning of period	$—	$—	$—	$6,304
Increase in RDI contingent consideration liability	—	—	—	547
Payment of RDI contingent consideration liability	—	—	—	(6,851)
Balance, end of period	$—	$—	$—	$—

The change in the fair value of the RDI contingent consideration liability was recorded in other expense, net in the consolidated statements of income during the nine months ended September 30, 2014.

7. Accrued Liabilities

Accrued liabilities consist of the following, in thousands:

	As of September 30, 2015	As of December 31, 2014
Accrued compensation and benefits	$8,962	$7,482
Accrued instructional	5,015	4,361
Accrued vacation	1,997	1,234
Accrued invoices	10,590	8,238
Other(1)	3,269	2,095
Total	$29,833	$23,410

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

The following presents the Company's future minimum lease commitments as of September 30, 2015, in thousands:

2015	$1,570
2016	6,165
2017	5,943
2018	4,876
2019	—
2020 and thereafter	—
Total	$18,554

The Company recognizes rent expense on a straight-line basis over the term of the lease, although the lease may include escalation clauses providing for lower payments at the beginning of the lease term and higher payments at the end of the lease term. Cash or lease incentives received from lessors are recognized on a straight-line basis as a reduction of rent expense from the date the Company takes possession of the property through the end of the lease term. The Company records the unamortized portion of the incentive as a component of deferred rent, within the accrued liabilities balance, or as part of long-term liabilities, as appropriate.

Revolving Credit Facility
On September 30, 2011, the Company entered into an unsecured revolving credit agreement (the Credit Agreement) with Bank of America, N.A., and certain other lenders. The Credit Agreement provides $100.0 million of borrowing capacity (the credit facility), with an increase option of an additional $50.0 million. The Credit Agreement expires on September 30, 2016, and the Company intends to renew the agreement prior to its currently scheduled expiration date.

Borrowings under the Credit Agreement bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus an applicable rate of 1.75% to 2.25% based on the Company’s consolidated leverage ratio or, at the Company’s option, an alternative base rate (defined as the higher of (a) the federal funds rate plus 0.5%; (b) Bank of America’s prime rate; or (c) the one-month LIBOR plus 1.0%) plus an applicable rate of 0.75% to 1.25% based on the Company’s consolidated leverage ratio. The Credit Agreement requires payment of a commitment fee, based on the Company’s consolidated leverage ratio, charged on the unused credit facility. The Company recorded commitment fee expenses of $0.1 million and $0.2 million in other income (expense), net, for the three months ended September 30, 2015 and 2014, and the nine months ended September 30, 2015 and 2014, respectively. Outstanding letters of credit are also charged a fee, based on the Company’s consolidated leverage ratio. The Company capitalized approximately $0.5 million of debt issuance costs related to the credit facility, which are being amortized on a straight-line basis over a period of five years. The remaining unamortized portion of debt issuance costs are not significant. Interest expense for the amortization of debt issuance costs is recorded in other expense, net.

The Credit Agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Failure to comply with the covenants contained in the Credit Agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. As of September 30, 2015, there were no borrowings under the credit facility, and the Company was in compliance with all debt covenants.

Litigation
In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, claims involving learners or graduates and routine employment matters. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of September 30, 2015 that are probable or estimable, for which the outcome could have a material adverse impact on its consolidated financial position or results of operations.

9. Share Repurchase Program and Dividends

Share Repurchase Program
The Company announced its current share repurchase program in July 2008. The Board of Directors authorizes repurchases of outstanding shares of common stock from time to time depending on market conditions and other considerations. A summary of the Company’s comprehensive share repurchase activity from the program's commencement through September 30, 2015, all of which was part of its publicly announced program, is presented below, in thousands:

Board authorizations:
July 2008	$60,000
August 2010	60,662
February 2011	65,000
December 2011	50,000
August 2013	50,000
Total amount authorized	285,662
Total value of shares repurchased	272,117
Residual authorization	$13,545

The following table summarizes shares repurchased, in thousands:

	Nine Months Ended September 30,
	2015	2014
Shares repurchased	330	237
Total consideration, excluding commissions	$18,487	$14,263

As of September 30, 2015, the Company had purchased an aggregate of 6.0 million shares under the program’s outstanding authorizations at an average price per share of $45.55 totaling $272.1 million, excluding commissions.

Dividends
During the nine months ended September 30, 2015, the Company declared the following cash dividends, in thousands except per share amounts:

Declaration Date	Record Date	Payment Date	Dividend per Share	Total Dividend Amount
February 19, 2015	March 12, 2015	April 15, 2015	$0.37	$4,580
May 5, 2015	June 3, 2015	July 15, 2015	$0.37	$4,561
August 6, 2015	August 26, 2015	October 15, 2015	$0.37	$4,500

During the three months ended September 30, 2015, the dividend of $0.37 per outstanding share of common stock declared on August 6, 2015 was recorded as a reduction to retained earnings. Of the total dividend amount declared in the current quarter, $4.5 million is attributable to shares of common stock outstanding as of the record date and restricted stock units (RSUs) expected to vest in the next twelve months. This amount, along with the portion of dividends declared in prior quarters related to unvested RSUs, is included within dividends payable in the Company's consolidated balance sheet as of September 30, 2015. The remaining balance is attributable to dividends declared on restricted stock units expected to vest subsequent to the next twelve months and is classified as other liabilities in the Company's consolidated balance sheet as of September 30, 2015. Dividends declared on RSUs are forfeitable prior to vesting. All future dividends are subject to declaration by the Company's Board of Directors and may be adjusted due to future business needs or other factors deemed relevant by the Board of Directors.

10. Share-Based Compensation

The table below reflects the Company’s share-based compensation expense recognized in the consolidated statements of income, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Instructional costs and services	$199	$238	$626	$546
Marketing and promotional	154	102	423	149
Admissions advisory	11	14	29	44
General and administrative	1,207	815	4,387	3,188
Share-based compensation expense included in operating income	1,571	1,169	5,465	3,927
Tax benefit from share-based compensation expense	586	431	2,038	1,270
Share-based compensation expense, net of tax	$985	$738	$3,427	$2,657

11. Other Investments

At September 30, 2015, the Company held a $1.9 million investment in a limited partnership, with a commitment to invest up to an additional $2.8 million through February 2024. During the nine months ended September 30, 2015, the Company made investments totaling $470 thousand in the partnership. The partnership invests in innovative companies in the health care field. The Company's investment comprises less than 3.0% of the total partnership interest; accordingly, the Company designated the investment as a cost method investment and classified it within other assets in the consolidated balance sheets as of September 30, 2015 and December 31, 2014.

12. Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss, in thousands:

	Foreign Currency Translation Loss	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Loss(1)
Beginning balance, December 31, 2014	$(311)	$(24)	$(335)
Other comprehensive income	47	67	114
Ending balance, September 30, 2015	$(264)	$43	$(221)

(1)	Accumulated other comprehensive loss is presented net of tax of $28 thousand and $14 thousand as of September 30, 2015 and December 31, 2014, respectively.

There were no reclassifications out of accumulated other comprehensive loss to net income for the three and nine months ended September 30, 2015 and 2014.

13. Regulatory Supervision and Oversight

Political and budgetary concerns can significantly affect the Title IV Programs. Congress reauthorizes the Higher Education Act (HEA) and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in August 2008. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of September 30, 2015, Title IV programs in which the University's learners participate are operative and sufficiently funded.

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

Executive Overview
We are an online postsecondary education services company. As of September 30, 2015, our wholly owned subsidiaries included the following:

•	Capella University (the University) is a regionally accredited university that offers a variety of undergraduate and graduate degree programs for working adult professionals.

•
Arden University, Ltd., formerly known as Resource Development International Limited (RDI), is an independent provider of United Kingdom (UK) university distance learning qualifications that markets, develops and delivers programs worldwide via its offices and partners across Asia, North America, Africa and Europe.

•	Sophia Learning, LLC (Sophia) is an innovative learning platform leveraging technology to support self-paced learning, including credits eligible for transfer to over 2,000 college and universities.

•	Capella Learning Solutions (CLS) provides online training solutions and services to corporate partners which are delivered through the Company's online learning platform.

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

Key Trends, Developments and Challenges
The following developments and trends present opportunities, challenges and risks toward achieving our goal of providing attractive returns to our shareholders:

•
Innovation. We operate in a very competitive market environment. While we have demonstrated that we can effectively compete and differentiate in our market, we will need to continue to innovate. Innovations will include leveraging our competency-based learning infrastructure to develop new academic models, such as Flexpath, and developing new business models to drive long-term results.We will need to balance investments that may put pressure on near-term operating income performance with our goal to achieve operating performance improvements and deliver short and long-term shareholder value.

•
Enrollment and persistence. New enrollment and learner persistence improvements are key drivers for total enrollment and revenue growth as well as the Company’s operating performance. New enrollment is an early indicator of future growth, and early cohort persistence is an indicator of the sustainability of growth. These metrics should be viewed over multiple quarters since quarterly volatility is common.

In the third quarter of 2015, new enrollment grew by 2.3 percent compared to 11.9 percent in the same period in 2014. New enrollment is calculated from the last day a new learner can drop a course without financial penalty. Compared to the same period in the prior year, early cohort persistence improved by approximately three percent in the third quarter of 2015. Early cohort persistence measures the four-quarter weighted moving average new cohort persistence rate during a learner's first four quarters of enrollment.

New enrollment growth characteristics tend to differ by degree program due to different market dynamics. In the third quarter of 2015, overall new enrollment growth was led by our master’s programs, partially offset by new enrollment declines in our bachelor's and doctoral programs.

In the third quarter of 2015, total enrollment grew by 4.2 percent compared to 2.1 percent in the same period in 2014. Total enrollment growth was primarily driven by strong growth in our master's programs and growth in our bachelor's programs, partially offset by total enrollment declines in our doctoral programs.

•
Doctoral enrollment. During the third quarter of 2015, year-over-year doctoral total enrollment declined by 4.2 percent. It will take time for our doctoral programs to return to enrollment growth due to a combination of factors, including the extended decision cycles for prospects at the doctoral level, stronger doctoral graduations, as well as our continued learner success efforts at the doctoral level. Our doctoral offerings are comprised of professional doctorate programs and PhD programs. Enrollment in our professional doctorate programs has increased. At the same time, PhD enrollment, which represents the largest component of our doctoral offerings, has been declining. The primary difference between PhD and professional doctorate programs is the intent and deliverable of the independent research phase. Compared to a PhD, professional doctorate programs can sometimes offer a more affordable and direct path to the educational goals of certain professionals.

As part of our doctoral learner success initiative, we are focusing on learners that are not making sufficient and timely academic progress in the comprehensive and dissertation phase of their programs. In our doctoral offering, market demand for professional doctorate programs is currently stronger than for PhD programs. We are supporting the return to doctoral growth by focusing on redesigning our program offerings, improving affordability, and expanding our doctoral portfolio, including creating new professional doctorate programs. The doctoral learner success initiatives and the continued pressure on doctoral enrollment growth are expected to negatively impact our operating performance, especially in the near-term.

•
Learner success. As we continue to position Capella to drive sustainable growth, we are focused on improving learner success rates particularly in the first four quarters of enrollment while maintaining a high standard of academic quality and rigor. The first four quarters of enrollment are particularly critical because learners tend to persist at a very high rate after that period. In the third quarter of 2015, we achieved a three percent improvement in early cohort persistence over the prior year. Going forward, we will increasingly focus on the entire learner lifecycle. Certain initiatives to improve learner success can affect our growth and profitability in the near-term. However, we believe these efforts are in the best interest of our learners and over the long-term will enhance Capella’s brand and reputation, which, in turn, positions us for more sustainable long-term growth. Learner success initiatives include the following:

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

•
Comprehensive marketing strategy. During 2014 and continuing into 2015, we made significant strides in shifting from a demand driven strategy towards a comprehensive marketing strategy which is focused on building relationships with prospective learners early in their decision cycle. This strategy is also designed to attract prospective learners that are committed to and able to succeed in their academic endeavors. The marketing strategy includes:

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

•
Establishing new growth platforms. We seek to drive long-term growth that is an extension of our core competencies into new and expanded markets. One of our key growth platforms is FlexPath. In 2013, we received approval to offer a new learning model called FlexPath for two programs. In 2014, we received approval for four additional programs, and in September 2015, we received Higher Learning Commission approval to begin offering the Registered Nurse-to-Bachelor of Science in Nursing (RN-to-BSN) specialization in the FlexPath model. We are awaiting Department of Education approval for the RN-to-BSN specialization for Title IV eligibility.

We continue to test and refine the academic model and have started our work on developing a sustainable business model for FlexPath. FlexPath is a new learning model that decouples from the credit-hour requirements and allows learners to complete coursework at their own pace and complete activities to demonstrate specific competencies by the end of the learner’s 12-week subscription period. Capella University was the first institution with approval from the Higher Learning Commission and the Department of Education to offer and provide Title IV funding for programs at the Bachelor's and graduate level. Only a few other universities received approvals by their accreditor and the Department of Education to offer similar programs. These approvals allow learners enrolled in FlexPath to apply for federal financial aid. We believe this direct assessment model provides an opportunity to expand our served market and drive affordability through lower tuition costs, reduced time to completion, and increased flexibility. We are making steady progress in developing FlexPath programs, but important work remains. Our goal is to ensure learners have the right experience and that we understand what our learners need to succeed.

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

•
Arden University performance. In July 2011, we acquired RDI, and in August 2015, RDI received confirmation that it met the criteria for university title in the United Kingdom (UK) and could begin operating as Arden University. Arden University is an independent provider of UK university distance learning qualifications that markets, develops and delivers programs worldwide via its offices and partners across Asia, North America, Africa and Europe while serving the fast-growing online international higher education market. Arden University expects to begin developing UK degrees later in 2015. Although the acquisition has had a positive impact on our revenue growth, Arden University has been dilutive to our earnings since the acquisition date and is expected to be dilutive to our earnings throughout the remainder of 2015. If this trend continues and operating improvements are not realized, some or all of the goodwill associated with the Arden University reporting unit could become impaired in the future. We believe the fair value of the Arden University reporting unit remains in excess of the carrying value as of September 30, 2015. Management will assess goodwill for impairment in the fourth quarter of 2015.

Regulatory Environment
The following summarizes significant regulatory matters applicable to our business. For a more detailed discussion of the regulatory environment and related risks, refer to Part 2, Item 7, Key Trends, Developments and Challenges, and Regulatory Environment in our 2014 Annual Report on Form 10-K.

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

•
College Rating System. On December 19, 2014, the U.S. Department of Education released a draft of a College Ratings Framework which was intended to serve as a discussion document on the best way to measure access, affordability and outcomes. The Department requested feedback by February 17, 2015 with the expressed goal of having a rating system in place by the end of 2015. On June 25, 2015, the Department of Education announced that it no longer intended to introduce a college ratings system and instead would create a consumer-facing tool for students and families, which was released on September 12, 2015 as an update to the College Scorecard. We support the Department of Education in its efforts to increase transparency. It will remain challenging for consumers to make comparisons given the incomplete data sets and methodologies used to determine the metrics for each institution and also given the significant differences in learner populations across institutions.

•
Gainful Employment. The Department of Education published a final rule on October 30, 2014 that went into effect on July 1, 2015. Litigation surrounding this rule has been unsuccessful thus far as the U.S. District Court for the District of Colombia found in favor of the Department of Education on June 23, 2015. The plaintiff announced on July 2, 2015 that it would appeal the District Court decision and filed its appellate brief with the United States Court of Appeals for the District of Columbia Circuit on September 29, 2015. Oral argument for the appeal is scheduled for January 22, 2016. The final rule applies to all Gainful Employment (GE) programs, which include non-degree programs at public and private non-profit institutions, and all programs offered by for-profit institutions. The rule establishes a “debt-to-earnings” ratio that GE programs must satisfy over the course of annual measurement periods to remain eligible for Title IV federal student aid. In August 2015, the Department of Education released debt-related data for each program, which will be used in the initial debt-to-earnings calculation to be performed late

r in 2016. We do not know which of our programs, if any, will be impacted by the debt-to-earnings ratio requirements and will not know until we receive earnings data from the Department of Education, which we expect in mid-2016. We have taken and continue to take steps to avoid or mitigate potential adverse consequences, but it remains possible that one or more of our programs could be determined to be in the “zone” or “fail” the initial or future calculations, as those terms are defined in the rule. The final rule also requires institutions to provide certifications regarding a GE program’s satisfaction of programmatic accreditation and state licensure requirements as part of the institutional program participation agreements with the Department of Education. The certification requirements are scheduled to become effective December 31, 2015 in connection with the Department of Education's program participation agreement recertification; however, new programs introduced prior to December 31, 2015 must be certified to establish eligibility for Title IV federal financial aid. We are working with the Department to clarify various issues related to the new certification requirements. The final rule also includes requirements for the reporting of student and program data by institutions to the Department of Education and expands the disclosure requirements that have been in effect since July 1, 2011. The rule makes other conforming and technical revisions to the Title IV program participation agreement and related regulations. Refer to the more detailed discussion of recent rulemaking and regulatory activity pertaining to the area of Gainful Employment within the Regulatory Environment section of our 2014 Annual Report on Form 10-K.

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

•
Current negotiated rulemaking. On August 8, 2014, the Department of Education published a Notice of Proposed Rulemaking ("NPRM") on the definition of “adverse credit” for borrowers in the Federal Direct PLUS Loan Program. The NPRM reflects agreed upon language established by the negotiated rulemaking committee. The public comment period ended on September 8, 2014, and a final rule was published on October 23, 2014 establishing an effective date of July 1, 2015. On May 18, 2015, the Department of Education published a NPRM on cash management, clock-to-credit-hour conversion, and repeat coursework. The public comment period ended on July 2, 2015, and final rules have not yet been published as of September 30, 2015. On December 19, 2014, the Department of Education announced its intention to establish a negotiated rulemaking committee to: (1) develop regulations to establish a new Pay as You Earn ("PAYE") repayment plan for those not covered by the existing Pay as You Earn Repayment Plan in the Federal Direct Loan Program; and (2) set forth procedures for Federal Family Education Loan (FFEL) Program loan holders to use in identifying U.S. military servicemembers who may be eligible to receive a lower interest rate on their FFEL Program loans. The committee met in February, March and April of 2015 and reached consensus on all issues. On July 9, 2015, the Department issued an NPRM on the PAYE issue which expands the set of criteria that enables borrowers to qualify for the program. Public comments were due August 10, 2015. No other NPRM's have been issued.

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

•
Student Loan Cohort Default Rates. To remain eligible to participate in Title IV programs, an educational institution's student loan cohort default rates must remain below certain specified levels. Under current regulations, if an institution's three-year cohort default rate exceeds 30% for three consecutive years or 40% for any given year, it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate. Capella University's three-year cohort default rates for the 2012 and 2011 cohorts are 8.9% and 13.0%, respectively. The average cohort default rates for proprietary institutions nationally were 15.8% and 19.1% in fiscal years 2012 and 2011 respectively.

•
Higher Learning Commission. The Higher Learning Commission, Capella University’s accrediting body, is developing new standards and an approval process under which it evaluates new competency-based education and direct assessment programs such as FlexPath. In 2015, we received approval to begin offering the RN-to-BSN degree pathway program under the FlexPath model from the Higher Learning Commission. Accreditors, including the Higher Learning Commission, are developing a robust evaluative framework and high standards, which we believe is foundational to realize the underlying potential of direct assessment programs.

Critical Accounting Policies and Use of Estimates
Our critical accounting policies are disclosed in our 2014 Annual Report on Form 10-K. During the nine months ended September 30, 2015, there have been no significant changes to our critical accounting policies.

Results of Operations
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the three months ended September 30, 2015:

	Three Months Ended September 30,
	(Unaudited)		$ Change	% Change	% of Revenue
$ in thousands	2015	2014	2015 vs. 2014		2015	2014	2015 vs. 2014
Revenues	$103,711	$103,097	$614	0.6%	100.0%	100.0%	0.0%
Costs and expenses:
Instructional costs and services	48,221	47,143	1,078	2.3	46.5	45.7	0.8
Marketing and promotional	25,860	25,509	351	1.4	24.9	24.7	0.2
Admissions advisory	7,390	7,019	371	5.3	7.1	6.8	0.3
General and administrative	8,772	10,250	(1,478)	(14.4)	8.5	9.9	(1.4)
Total costs and expenses	90,243	89,921	322	0.4	87.0	87.2	(0.2)
Operating income	13,468	13,176	292	2.2	13.0	12.8	0.2
Other income (expense), net	24	(46)	70	(152.2)	—	(0.1)	0.1
Income before income taxes	13,492	13,130	362	2.8	13.0	12.7	0.3
Income tax expense	5,320	5,373	(53)	(1.0)	5.1	5.2	(0.1)
Effective tax rate	39.4%	40.9%
Net income	$8,172	$7,757	$415	5.4%	7.9%	7.5%	0.4%

Revenues. The increase in revenues compared to the same quarter in the prior year was primarily related to Capella University total enrollment growth of 4.2 percent in 2015, weighted average tuition price increases of less than two percent, which were implemented in July 2015, and an overall increase in average courses per learner. These increases were partially offset by a larger proportion of undergraduate learners who generate less revenue per learner than our Doctoral learners, the timing of new enrollment starts, an increase in discounts and grants to support our initiatives to improve learner success and drive persistence, and a decrease in non-Capella University revenues.
Instructional costs and services expenses. Instructional costs and services expenses, and instructional costs and services expenses as a percent of revenue, increased compared to the same quarter in the prior year primarily due to higher bookstore fees, increased staffing levels to support our initiatives to improve learner success and drive total enrollment growth, and an increase in bad debt expense. This overall increase was partially offset by a decrease in non-Capella University expenses.
Marketing and promotional expenses. Marketing and promotional expenses, and marketing and promotional expenses as a percent of revenue, increased compared to the same quarter in the prior year primarily driven by additional employee expenses as a result of increased staffing levels to support new initiatives and products and increased market research expenses related to market development.
Admissions advisory expenses. Admissions advisory expenses, and admission advisory expenses as a percent of revenue, increased compared to the same quarter in the prior year primarily due to increased enrollment services and admissions staffing to support higher Capella University inquiry volume and enrollment growth.
General and administrative expenses. General and administrative expenses, and general and administrative expenses as a percent of revenue, decreased compared to the same quarter in the prior year primarily due to decreased incentive compensation expense, lower non-Capella University expenses, and a reduction in employee expenses driven by lower staffing levels. This overall decrease was partially offset by higher share-based compensation expense.
Other income (expense), net. Other income (expense), net was $24 thousand of income for the three months ended September 30, 2015, and $46 thousand of expense for the three months ended September 30, 2014. This change is primarily related to foreign currency fluctuations as well as an increase in interest income earned on marketable securities.

Income tax expense. The decrease in our effective tax rate compared to the same quarter in the prior year was primarily driven by a decrease in foreign operating losses in the current period. We do not receive a benefit on these losses due to the establishment of a full valuation allowance.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the nine months ended September 30, 2015:

	Nine Months Ended September 30,
	(Unaudited)		$ Change	% Change	% of Revenue
$ in thousands	2015	2014	2015 vs. 2014		2015	2014	2015 vs. 2014
Revenues	$320,792	$313,525	$7,267	2.3%	100.0%	100.0%	0.0%
Costs and expenses:
Instructional costs and services	142,651	139,973	2,678	1.9	44.5	44.6	(0.1)
Marketing and promotional	79,158	74,383	4,775	6.4	24.7	23.7	1.0
Admissions advisory	21,947	21,092	855	4.1	6.8	6.7	0.1
General and administrative	29,673	31,604	(1,931)	(6.1)	9.2	10.1	(0.9)
Lease amendment charges	—	2,690	(2,690)	(100.0)	—	0.9	(0.9)
Total costs and expenses	273,429	269,742	3,687	1.4	85.2	86.0	(0.8)
Operating income	47,363	43,783	3,580	8.2	14.8	14.0	0.8
Other expense, net	(68)	(559)	491	(87.8)	(0.1)	(0.2)	0.1
Income before income taxes	47,295	43,224	4,071	9.4	14.7	13.8	0.9
Income tax expense	18,755	17,606	1,149	6.5	5.8	5.6	0.2
Effective tax rate	39.7%	40.7%
Net income	$28,540	$25,618	$2,922	11.4%	8.9%	8.2%	0.7%

Revenues. The increase in revenues compared to the same period in the prior year was primarily related to Capella University quarterly average total enrollment growth of 4.4 percent in 2015, weighted average tuition price increases of approximately two percent, and an overall increase in average courses per learner. These increases were partially offset by a larger proportion of undergraduate learners who generate less revenue per learner than our Doctoral learners, an increase in discounts and grants to support our initiatives to improve learner success and drive persistence, and a decrease in non-Capella University revenues.
Instructional costs and services expenses. Instructional costs and services expenses increased compared to the same period in the prior year primarily due to higher bookstore fees and increased staffing levels to support our initiatives to improve learner success and drive total enrollment growth. As a percent of revenue, instructional costs and services expenses decreased as a result of lower non-Capella University expenses, reduced rent expense due to the lease amendment that occurred in the prior year, and a decrease in bad debt expense.
Marketing and promotional expenses. Marketing and promotional expenses, and marketing and promotional expenses as a percent of revenue, increased compared to the same period of the prior year primarily driven by increased investments in our marketing campaigns and advertising initiatives, as well as additional employee expenses as a result of increased staffing levels to support new marketing initiatives.
Admissions advisory expenses. Admissions advisory expenses, and admissions advisory expenses as a percent of revenue, increased compared to the same period in the prior year primarily due to increased enrollment services and admissions staffing to support higher Capella University inquiry volume and enrollment growth.
General and administrative expenses. General and administrative expenses, and general and administrative expenses as a percent of revenue, decreased compared to the same period in the prior year primarily as a result of decreased incentive compensation expense, a reduction in employee expenses driven by lower staffing levels, as well as reduced expenses related to monitoring and shaping government regulations. This overall decrease was partially offset by higher share-based compensation expense.
Lease amendment charges. On April 9, 2014, we accepted notice to activate a lease amendment to our current lease for our premises at 225 South Sixth Street in Minneapolis, Minnesota. During the period ended September 30, 2014, we recorded a one-time charge of $2.6 million in connection with this amendment, and also consolidated other leased office space resulting in an additional charge of $0.1 million.
Other expense, net. Other expense, net was $68 thousand and $559 thousand for the nine months ended September 30, 2015 and September 30, 2014, respectively. The decrease compared to the same period in the prior year is primarily attributable to the impact of the change in fair value of the RDI contingent consideration liability in the prior year, which was paid in 2014.

Income tax expense. Income tax expense increased compared to the same period in the prior year, while the effective tax rate decreased over the same period. The decrease in the effective tax rate was primarily driven by a decrease in foreign operating losses in the current period. We do not receive a benefit on these losses due to the establishment of a full valuation allowance.

Liquidity and Capital Resources

Liquidity
We financed our operating activities and capital expenditures during the nine months ended September 30, 2015 and 2014 primarily through cash provided by operating activities. Our cash and cash equivalents were $97.2 million and $94.0 million at September 30, 2015 and December 31, 2014, respectively. Our cash and cash equivalents increased primarily due to cash provided by operating activities, which was partially offset by share repurchases, capital expenditures, and payments of cash dividends.

On September 30, 2011, we entered into an unsecured revolving credit agreement (the Credit Agreement) with Bank of America, N.A., and certain other lenders. The Credit Agreement provides $100.0 million of borrowing capacity, with an increase option of an additional $50.0 million. The Credit Agreement term ends September 30, 2016, and the Company intends to renew the agreement prior to its currently scheduled expiration date. As of September 30, 2015, there were no borrowings under the credit facility, and we were in compliance with all debt covenants.

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

Operating Activities
Net cash provided by operating activities was $51.7 million and $47.5 million for the nine months ended September 30, 2015 and 2014, respectively. The increase was primarily due to an increase in net income and share-based compensation expense, as well as the effects of changes in operating assets and liabilities, including an increase in accounts payable and accrued liabilities due to the timing of payroll and the general timing of vendor invoices. The overall increase was partially offset by decreases in income taxes payable and increases in prepaid expenses and other current assets.

Investing Activities
Net cash used in investing activities is primarily related to investments in property and equipment and the purchase of investments in marketable securities, net of maturities. Net cash used in investing activities was $18.0 million and $52.3 million for the nine months ended September 30, 2015 and 2014, respectively.

Cash used in investing activities for the nine months ended September 30, 2015 consisted primarily of investments in property and equipment, as well as purchases of marketable securities, which were offset by maturities of marketable securities. Net purchases and maturities of marketable securities resulted in cash outflows of $1.1 million and $35.1 million during the nine months ended September 30, 2015 and September 30, 2014, respectively.

We believe the credit quality and liquidity of our investment portfolio as of September 30, 2015 is strong. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply/demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity. But even with this approach, we may incur investment losses as a result of unusual and unpredictable market developments, and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Capital expenditures were $16.5 million and $15.8 million for the nine months ended September 30, 2015 and 2014, respectively, which primarily consisted of investments in foundational infrastructure, the development and refinement of courses, and marketing infrastructure to enhance efficiencies and analytics capabilities.

We lease all of our facilities. We expect to make future payments on existing leases from cash generated from operations.

Financing Activities
Net cash used in financing activities was $30.4 million and $28.8 million for the nine months ended September 30, 2015 and 2014, respectively. Cash payments of dividends were $13.6 million and $13.0 million for the nine months ended September 30, 2015 and September 30, 2014, respectively. Additionally, in the first nine months of 2015, we repurchased $18.5 million of common stock under our share repurchase program compared to $14.0 million in the first nine months of 2014. As a result of the achievement of TDAP, we made an additional payment of £4.0 million (approximately $6.9 million) to the former shareholders of RDI on May 12, 2014. For the nine months ended September 30, 2014, net cash used in financing activities of approximately $6.0 million reflects the initial fair value of the RDI contingent consideration liability recorded at acquisition, while the remaining amount of $0.9 million included within cash flows from operating activities represents the accumulated change in fair value of the RDI contingent consideration liability.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk
The Company has no derivative financial instruments or derivative commodity instruments, and believes the risk related to cash equivalents and marketable securities is limited due to the adherence to our investment policy, which focuses on capital preservation and liquidity. In addition, all investments must have a minimum Standard & Poor’s rating of A minus (or equivalent) by at least one agency at the purchase date. All of the Company's cash equivalents and marketable securities were rated A- or higher as of September 30, 2015 and December 31, 2014, by at least one rating agency. In addition, the Company utilizes money managers who conduct initial and ongoing credit analysis on our investment portfolio to monitor and minimize the potential impact of market risk associated with its cash, cash equivalents and marketable securities. Despite the investment risk mitigation strategies the Company employs, we may incur investment losses as a result of unusual and unpredictable market developments and may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. Unusual and unpredictable market developments may also create liquidity challenges for certain assets in the Company's investment portfolio.

Interest Rate Risk
The Company manages interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates, which are tied to various market indices. The Company's future investment income may fall short of expectations due to changes in interest rates or it may suffer losses in principal if it is forced to sell securities that have declined in market value due to changes in interest rates. At September 30, 2015, a 10% increase or decrease in interest rates would not have a material impact on the Company's future earnings, fair values, or cash flows.

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

Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of September 30, 2015, in ensuring that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended September 30, 2015, the Company repurchased $7.5 million of common stock under its share repurchase program.(1) Its remaining authorization for common stock repurchases was $13.5 million at September 30, 2015. The following presents the Company's share repurchases during the quarter ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
7/1/2015 to 7/31/2015	68,154	$53.41	68,154	$17,404,805
8/1/2015 to 8/31/2015	65,184	49.69	65,184	14,166,057
9/1/2015 to 9/30/2015	12,844	48.38	12,844	13,544,656
Total	146,182	51.31	146,182	13,544,656

(1)
The Company announced its current share repurchase program in July 2008. As of September 30, 2015, the Company's Board of Directors has authorized repurchases up to an aggregate amount of $285.7 million in value of common stock under the current program. The Board of Directors authorizes the Company to repurchase outstanding shares of common stock, from time to time, depending on market conditions and other considerations. There is no expiration date on the repurchase authorizations, and repurchases occur at the Company's discretion.

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
October 27, 2015
J. Kevin Gilligan Chief Executive Officer
(Principal Executive Officer)

/s/ Steven L. Polacek
October 27, 2015
Steven L. Polacek Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)