Form 10-K
period 2015-12-31
CAPELLA EDUCATION CO
filed 2016-02-18
CIK 1104349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year-ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $592.9 million.
The total number of shares of common stock outstanding as of February 11, 2016, was 11,737,459.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2015 fiscal year) are incorporated by reference into Part III of this Report.

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
Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Item 1A—Risk Factors,” below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed in fiscal 2016.

Item 1.	Business

Overview
Capella Education Company (the Company) is an online postsecondary education services company. Our wholly owned subsidiaries include the following:

•
Capella University (the University) offers a variety of doctoral, master’s and bachelor’s programs, primarily for working adults, in the following markets: public service leadership, nursing and health sciences, social and behavioral sciences, business and technology, education, and undergraduate studies. We focus on master's and doctoral degrees, with 72% of our learners enrolled in a master’s or doctoral degree program. Our academic offerings are built with competency-based curricula and are delivered in an online format that is convenient and flexible. We design our offerings to help working adult learners develop specific competencies they can employ in their workplace. We actively support and engage with our learners throughout their programs to enhance their prospects for successful program completion. We believe the relevance of our programs, combined with a focus on working adult professionals and offering the most direct path to learners' professional and academic goals, sets Capella apart in the education space. At December 31, 2015, we offered over 1,840 online courses and 48 academic programs with 163 specializations to nearly 37,000 learners.

•
Arden University, Ltd. (Arden University), formerly known as Resource Development International Limited (RDI), is an independent provider of United Kingdom (UK) university distance learning qualifications that markets, develops, and delivers programs worldwide via its offices and partners across Asia, North America, Africa and Europe. Arden University's online distance learning offerings span from degree-entry programs to doctoral level programs and are offered in a variety of disciplines, including business, management, psychology, law, and computing. RDI received confirmation in August 2015 that it met the criteria for university title in the UK and could begin operating as Arden University. It has begun developing its own UK degrees, and expects to offer them later in 2016. Arden University provides access to the international higher education market, with a presence in the UK and certain other countries. On February 11, 2016, the Company announced its intention to divest Arden University and has begun a process to do so.

•	Sophia Learning, LLC (Sophia) is an innovative learning platform leveraging technology to support self-paced learning, including credits eligible for transfer to over 2,000 college and universities.

•
Capella Learning Solutions (CLS) provides online non-degree, high-demand, job-ready skills, training solutions and services to individuals and corporate partners which are delivered through Capella's learning platform.

Our History
We were founded in 1991 as a Minnesota corporation. In 1993, we established our wholly owned university subsidiary, then named The Graduate School of America, to offer doctoral and master’s degrees through distance learning programs in management, education, human services and interdisciplinary studies. In 1995, we launched our online format for delivery of our doctoral and master’s degree programs over the Internet. Through our early entry into online education, we gained extensive experience in the delivery of effective online programs. In 1997, our university subsidiary received accreditation from the North Central Association of Colleges and Schools (later renamed The Higher Learning Commission). In 1998, we expanded our original portfolio of academic programs by introducing doctoral and master’s degrees in psychology and a master of business administration degree. In 1999, to expand the reach of our brand in anticipation of moving into the bachelor’s degree market, we changed our name to Capella Education Company and the name of our university to Capella University. In 2000, we introduced our bachelor’s degree completion program in information technology, which provided instruction for the last two years of a four-year bachelor’s degree. In 2004, we expanded our addressable market through the introduction of our four-year bachelor’s degree programs in business and information technology. In November 2006, we completed an initial public offering of our common stock and in May 2007, we completed a follow-on offering of our common stock.

Over the past several years, we introduced numerous new programs and specializations across all of our markets, including the launch of doctoral, master’s and bachelor’s level programs within our public service leadership market. In 2010, we formed a joint venture with Sophia, an online social teaching and learning platform, in which we were the majority owner. On April 16, 2012, we acquired the remaining interest in Sophia and it became a wholly owned subsidiary. In 2011, we acquired Arden University, an independent provider of distance learning. In 2013 the Company introduced the first set of offerings of CLS, which consisted of online training solutions and services to corporate partners. Also in 2013, the Company began offering its FlexPath direct assessment degree delivery program, which was the first direct assessment program to be approved by the Higher Learning Commission and the Department of Education for Title IV eligibility at the Bachelor's and Master's level in the U.S. In 2014, the Department of Education approved the Company's use of non-term based FlexPath offerings for Title IV eligibility. In January 2015, Capella University launched a new School of Nursing and Health Sciences, further demonstrating the Company's commitment to providing competency-based education in nursing and health care. In late 2015, CLS began to expand its offerings to include non-degree, high-demand, job-ready training solutions and services to individuals and corporate partners.

Market
The U.S. market for postsecondary education is large and highly fragmented. According to the National Center for Education Statistics (NCES) Digest of Education Statistics, released in May 2015, the total number of postsecondary learners enrolled as of the fall of 2012 was 20.6 million and is expected to increase to 23.8 million by 2023. We believe the forecasted growth in postsecondary enrollment is a result of many factors including the significant and measurable personal income premium that is attributable to postsecondary education, and an increase in demand by employers for professional and highly skilled workers.

According to the U.S. Census Bureau’s 2010-2014 American Community Survey five-year estimates, 62.8% of adults (persons 25 years of age or older) do not possess a postsecondary degree. Of the 20.6 million postsecondary learners enrolled as of the fall of 2012, the NCES estimated that 8.5 million were adults, representing approximately 41% of total enrollment. We expect adults will continue to represent a large segment of the postsecondary education market as they seek additional education to secure better jobs, or to remain competitive or advance in their current or prospective careers.

In 2015, Eduventures, Inc., an education consulting and research firm, published a report projecting growth in online degrees through 2017 in the low single digit percent range, with growth beginning to accelerate again in 2018, driven in large part by increased adult participation in higher education.

Competition
The postsecondary education market is highly competitive, with no private or public institution holding a significant market share. We compete primarily with public and private degree-granting regionally accredited colleges and universities. Our competitors include both traditional and proprietary colleges and universities offering online programs, such as American Public University, Ashford University, Colorado Technical University, Grand Canyon University, Kaplan University, Liberty University, Southern New Hampshire University, Strayer University, University of Phoenix, and Walden University. Traditional colleges and universities increasingly offer a variety of distance education alternatives to professional adults. Competition from traditional colleges and universities is expected to increase as they expand their online offerings.

We believe that the competitive factors in the postsecondary education market primarily include the following:

•	Relevant, high-quality and accredited program offerings;

•	Reputation of the college or university and marketability of the degree;

•	Flexible, convenient, and dependable access to programs and courses;

•	Regulatory approvals;

•	Qualified and experienced faculty;

•	Level of learner support;

•	Affordability of the program;

•	Availability of Title IV funds;

•	Marketing and recruiting effectiveness; and

•	The time necessary to earn a degree.

Our Competitive Strengths
We believe we have the following competitive strengths:

Commitment to Academic Quality and Compliance. We are committed to providing our learners with a rewarding and challenging academic experience. Our commitment to academic quality is a tenet of our culture, and we believe that quality is an important consideration to learners who choose Capella University. Having originated as an institution exclusively focused on graduate education, we have historically promoted an educational experience based on high academic standards. We continue to apply this approach as we have expanded both our graduate and undergraduate programs. Today, we believe that our commitment to academic quality is reflected in our curricula and assessment model, faculty, learner support services and academic oversight processes. The impact of this commitment is evidenced by the satisfaction of our learners both during their educational experience and their career success following graduation. Data released by the Department of Education in connection with Gainful Employment regulations and independent national surveys indicate higher income levels and high learner satisfaction of Capella graduates compared to other proprietary education providers.

Consistent with our approach to academic quality, Capella University is committed to complying with all applicable local, state and federal requirements. Capella continually monitors Department of Education guidance, invests in regular staff training and performs periodic reviews of policies and procedures to maintain compliance with federal regulations. In addition, Capella’s Risk Advisory and Assurance team performs regular process testing, and a cross-organizational Compliance Committee chaired by our General Counsel promotes an organizational culture committed to integrity, ethical conduct and compliance. Capella’s commitment to regulatory compliance is evident through the results of our internal self-audit testing, annual Title IV compliance audits and a 2012 Department of Education Program Review which resulted in an Expedited Final Determination Letter.

Deep Competency-Based Education Infrastructure. Capella’s academic programs have been distinctively designed for online delivery. For more than 10 years, we have integrated and continually invested in a competency-based learning approach throughout our university. As a result, we are able to map our curriculum to external academic and professional standards for all of our degree programs and more fully support students as they progress through their program. Competency-based learning is comprised of three main elements:

•	Professionally-aligned curriculum designed around measurable skills, knowledge, and abilities needed to be successful in a career;

•
Faculty scholar-practitioners who are experienced leaders in their field, have a deep understanding of foundational theory, and the ability to transform such theory into practice to meet the needs of the profession;

•	Real-world assessments that authentically measure the learner's proficiency in the demonstration of competencies.

Every assessment associated with Capella’s courses is meaningful and purposeful because the assessments focus on competencies aligned to external academic and professional standards. Learning activities are designed to give learners the relevant information and practice they need to develop the capabilities they can use immediately in their career.

Our competency-based curriculum and course design offers flexibility while promoting a high level of interaction with other learners and faculty members. Complementing the curriculum and course design is a comprehensive infrastructure that enables extensive predictive and actionable analytics capabilities. These analytics are leveraged to develop and implement learner success, course, curriculum, and process improvements as well as to develop new learning models. Such improved learning models include our FlexPath option which offers the potential to significantly reduce the cost of a degree, accelerate the time required for degree completion, and better align learning to the needs of employers and society. Traditionally, degree programs are constructed around credit hours that measure the time required to complete specific courses. In the FlexPath model, learners’ demonstration of competencies are directly assessed by faculty when the learner submits an assessment on their own schedule. As learners demonstrate competencies in line with their own pace, they have the opportunity to accelerate or slow down to meet their learning needs and schedule demands.

Extensive Learner Support Services. We are committed to providing high quality, responsive and convenient learner support services. Our support services include: academic services, such as advising, writing, tutoring and research support; administrative services, such as online class registration and transcript requests; library services; financial aid counseling; and career counseling. Increasingly, we are leveraging analytics to create processes to proactively reach out to learners and to create personalized experience. Our effective use of analytics capabilities is reflected in our early cohort persistence improvements and continued high learner satisfaction.

Focus on Innovation. The education market is undergoing significant changes to address national challenges including the affordability of higher education and meeting the skill requirements of employers. Capella's focus on regulatory compliance, our reputation as a quality institution, deep systems and analytical infrastructure, and a culture of helping our learners to succeed has uniquely positioned Capella for innovation. The introduction of the FlexPath program and the achievement of two consecutive years of total enrollment growth demonstrate our ability to innovate. Our goal is to continue to invest in developing new academic and business models and processes to drive excellence in executing our strategies to drive long-term sustainable growth, and meet today’s educational challenges.

Our Operating Strategy
Our faculty and staff are focused on helping our learners succeed. To that end, we are pursuing the following operating strategies:

•	Focusing on learner success, including improving retention rates while maintaining high standards of academic quality and rigor,

•	Maintaining and improving upon our ability to offer affordable degrees, where learners receive a high return on their investment,

•	Expanding and optimizing our relationship-based marketing efforts and increasingly personalizing the prospective learner experience,

•	Further strengthening and expanding our product offering and the alignment of our offering with employer needs, and

•	Driving consumer adoption of new growth platforms such as FlexPath.

We are focused on the following operational priorities to deliver these strategies:

Competency-Based Curriculum and Authentic Assessment. We continue to refine and implement best practices for teaching and learning models and focus on learner success to improve completion rates. Our goal is to further strengthen our position as a recognized leader in high quality, online learning.

We are committed to delivering a superior academic, professionally aligned, real-world education to our learners. Capella University’s competency-based curriculum is designed for busy, experienced professionals who want to gain the relevant competencies to help advance their career. We seek to develop a deep understanding of the professions we serve and the competencies required of skilled professionals in these fields. This commitment guides the development of our competency based curricula, the recruitment of our faculty and staff, and the design of our support services. We continue to advance tools that provide learners, faculty, and staff with timely information and actionable interventions to improve learning outcomes. We use the results of internal assessments to develop an understanding of the specific needs and readiness of each individual learner at the start of a program. Through our competency-based curricula and transparent measurement of competency demonstrations through authentic assessment - that is, assessments which are real-world deliverables that blend professional and academic competencies and easily transfer to the workplace, we provide our learners the most direct path to a degree that signifies they’ve mastered the skills and knowledge needed to be successful in their careers.

Learner Success. We look for opportunities to improve our learners' educational experience and increase the likelihood of learners successfully completing degree programs. Capella learners tend to be working professionals with an average age of 39, and a great number of them are pursuing graduate degrees to fulfill a strong desire to be at the forefront of their profession. Our programs surround these learners with a supportive, flexible, and engaging environment to help them achieve academic success. To foster that environment, we maintain a comprehensive focus on improving early cohort persistence, a personalized on-boarding experience for new learners, simplified administrative interactions, and continuous improvements in the quality and frequency of interaction between our learners and our faculty.

We believe our superior online experience and competency-based curriculum differentiate our university and provide the most direct path to goal achievement and professional credibility, enhancing learner satisfaction. At scale, we believe this approach will contribute to higher levels of engagement, persistence, brand advocacy and referrals. Additionally, we are building a long-term roadmap to maintain our ability to offer affordable degrees that lead to a compelling return on the learner’s investment and will ensure the Capella University brand remains competitively positioned.

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

Innovation and Diversification. We also seek to drive growth through a multifaceted strategy of enhancing existing program offerings and developing new and innovative programs and specializations. Our market and product teams focus on certain vertical markets as we strive to enhance our existing program offerings by continuously improving course design and technology, and obtaining specialized accreditation and additional state approval of programs leading to professional licensure and select endorsements. Within our current target markets, we seek to expand our program and specialization offerings. We challenge ourselves to innovate and explore opportunities that leverage our existing Capella University competency-based infrastructure, analytics, expertise, brand reputation, and educational capabilities to increase affordability, speed to competency, flexibility, and alignment with employer needs, leading to stronger demand potential and long-term growth opportunities. Through our focus on innovation we have developed new technologies, new learning and business models, and are entering new markets, which are essential ingredients for long-term growth. In 2013, Capella University offered its first courses in its Bachelor of Science (BS) and Masters programs under the FlexPath model, a direct assessment degree delivery program. Under the FlexPath model, degree programs are constructed around the direct assessment of demonstrated competencies in a self-paced structure. In 2014, we received approval to offer FlexPath in four additional programs, and in September 2015, we received Higher Learning Commission approval to begin offering the Registered Nurse-to-Bachelor of Science in Nursing (RN-to-BSN) specialization in the FlexPath model. The Department of Education has approved most of the Company’s FlexPath offerings for eligibility to receive federal financial aid under Title IV. We are awaiting approval to offer federal financial aid for the RN-to-BSN specialization and for the following business certificates: Business Intelligence, Business Management, Entrepreneurship, and Management Consulting.

Capella University
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

•
Faculty. We select our faculty based on their academic credentials as well as their teaching and practitioner experience. Our faculty members tend to be practitioners as well as scholars, bringing relevant, practical experience from their professional careers into the courseroom. As of December 31, 2015, approximately 87% of our faculty members have a doctoral degree. We invest in the professional development of our faculty members through required training in online teaching techniques as well as events and discussions designed to foster sharing of best practices and a commitment to academic quality. We also communicate clear expectations regarding the quality of faculty and learner interactions, and monitor achievement of those expectations.

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

Low learner to faculty ratio. Our credit bearing courses average about 18 learners, providing each learner the opportunity to interact directly with our faculty and to receive individualized feedback and attention. As a result of this low ratio, our instructors are better enabled to evaluate each learners' competency demonstration and provide rich feedback for improvement, which strengthens the academic quality of our programs.

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

Curricula
Our program offerings cover six markets: public service leadership, nursing and health sciences, social and behavioral services, business and technology, education and undergraduate studies. At December 31, 2015, we offered 48 academic programs with 163 specializations within these markets:

Public Service Leadership
Doctor of Philosophy in Human Services	Master of Public Administration (MPA)
Multidisciplinary Human Services	General Public Administration
Nonprofit Management and Leadership	Nonprofit Management and Leadership
Social and Community Services	Public Policy and Governance
Doctor of Philosophy in Public Safety	Master of Science in Human Services
Criminal Justice	Gerontology
Emergency Management	Multidisciplinary Human Services
Doctor of Public Administration (DPA)	Social and Community Services
General Public Administration	Master of Science in Public Safety
Doctor of Social Work (DSW)	Criminal Justice
General Social Work	Emergency Management
Master of Social Work (MSW)
Nursing and Health Sciences
Doctor of Health Administration (DHA)	Master of Public Health (MPH)
General Health Administration	General Public Health
Health Care Leadership	Health Management and Policy
Health Policy and Advocacy	Public Health Leadership
Doctor of Public Health (DrPH)	Social and Behavioral Sciences
General Public Health	Master of Science in Nursing (MSN)
Epidemiology	General Nursing
Health Advocacy and Leadership	Care Coordination
Doctor of Nursing Practice (DNP)	Diabetes Nursing
Master of Health Administration (MHA)	Nursing Education
General Health Administration	Nursing Informatics
Health Care Informatics	Nursing Leadership and Administration
Health Care Leadership	RN-to-MSN Care Coordination
Health Care Operations	RN-to-MSN Diabetes Nursing
RN-to-MSN General Nursing
RN-to-MSN Nursing Education
RN-to-MSN Nursing Informatics
RN-to-MSN Nursing Leadership and Administration
Social and Behavioral Sciences
Doctor of Philosophy in Advanced Studies in Human Behavior	Master of Science in Marriage and Family Counseling
General Advanced Studies in Human Behavior	General Marriage and Family Counseling
Doctor of Philosophy in Counselor Education and Supervision	Master of Science in Mental Health Counseling
General Counselor Education and Supervision	General Mental Health Counseling
Doctor of Philosophy in Psychology	Master of Science in Psychology
General Psychology	Applied Behavior Analysis
Addiction Psychology	Child and Adolescent Development (FlexPath option available)
Developmental Psychology	Educational Psychology
Educational Psychology	Evaluation, Research, and Measurement
Industrial/Organizational Psychology	Industrial/Organizational Psychology (FlexPath option available)
Doctor of Psychology (PsyD)	General Psychology (FlexPath option available)
Clinical Psychology	Leadership Coaching Psychology
Doctor of Psychology (PsyD) in School Psychology	Sport Psychology (FlexPath option available)
Master of Science in Addiction Studies	Master of Science in School Counseling
Master of Science in Clinical Psychology	General School Counseling
Applied Research	Master of Science in Studies in Human Behavior
Clinical Counseling	General Studies in Human Behavior
Forensic
Sex Therapy

Business and Technology
Doctor of Business Administration (DBA)	Master of Science in Human Resources Management
Accounting	General Human Resource Management
Business Intelligence	Master of Science in Leadership
Finance	General Leadership
Global Operations and Supply Chain Management	Doctor of Information Technology (DIT)
Human Resource Management	General Information Technology
Information Technology Management	Information Assurance and Security
Leadership	Information Technology Education
Marketing	Project Management
Project Management	Doctor of Philosophy in Information Technology
Strategy and Innovation	General Information Technology
Doctor of Philosophy in Business Management	Information Assurance and Security
General Business Management	Information Technology Education
Accounting	Project Management
Finance	Master of Science in Analytics
Human Resource Management	Master of Science in Information Assurance and Security
Information Technology Management	Digital Forensics
Leadership	Network Defense
Project Management	Master of Science in Information Systems and Technology Mgmt.
Management Education	General Information Systems and Technology Management
Marketing	(FlexPath option available)
Strategy and Innovation	Project Management (FlexPath option available)
Master of Business Administration (MBA)	Master of Science in Information Technology Mgmt.
General Business Administration (FlexPath option available)
Accounting (FlexPath option available)
Business Intelligence (FlexPath option available)
Entrepreneurship (FlexPath option available)
Finance
Global Operations and Supply Chain Management (FlexPath option available)
Health Care Management (FlexPath option available)
Human Resource Management (FlexPath option available)
Information Technology Management
Marketing
Project Management (FlexPath option available)
Undergraduate Studies
Bachelor of Science in Business	Bachelor of Science in Psychology
Accounting (FlexPath option available)	General Psychology (FlexPath option available)
Business Administration (FlexPath option available)	Bachelor of Science in Nursing (BSN)
Finance	RN-to-BSN Completion (FlexPath option available)
Health Care Management (FlexPath option available)
Human Resource Management (FlexPath option available)
Management and Leadership (FlexPath option available)
Marketing
Project Management (FlexPath option available)
Bachelor of Science in Criminal Justice
Bachelor of Science in Information Technology
General Information Technology (FlexPath option available)
Health Information Technology
Information Assurance and Security (FlexPath option available)
Project Management (FlexPath option available)

Education
Doctor of Education (EdD)	Doctor of Philosophy in Education (PhD)
Adult Education	Curriculum and Instruction
Curriculum and Instruction	Instructional Design for Online Learning
Educational Leadership and Management	K-12 Studies in Education
Performance Improvement Leadership	Leadership in Educational Administration
Personalized and Competency-Based Instruction	Special Education Leadership
Reading and Literacy	Leadership for Higher Education
Teacher Leader in K-12 Studies	Nursing Education
Teacher Leader in Digital Transformation	Postsecondary and Adult Education
Education Specialist (EdS)	Professional Studies in Education
Curriculum and Instruction	Master of Science in Education Innovation and Technology
Leadership in Educational Administration	Competency-Based Instruction
Personalized and Competency-Based Instruction	Instruction in the 1:1 Environment
Reading and Literacy	Personalized Learning
Teacher Leader in K-12 Studies	Professional Growth and Development
Teacher Leader in Digital Transformation
Master of Science in Higher Education
Adult Education
Higher Education Leadership and Administration
Integrative Studies
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

To meet traditional University best practices, learners typically need to access the online courseroom multiple times each week. However, the courses are developed to be taken asynchronously, so learners can attend each course as it fits their weekly schedule. Learners are required to respond to questions posed by the instructor, as well as comments made by other learners. This provides for an interactive experience in which each learner is both encouraged and required to be actively engaged. Faculty are also required to have substantive engagement in each course each week. Additional learning activities may include reading, simulations, team projects and/or research papers. Our online format provides a digital record of learner interactions for the course instructor to assess learners’ levels of engagement and demonstration of required competencies. The course design also includes assessment of course competencies.

The primary exception to our online format is for doctoral learners and for certain master’s degree candidates pursuing professional licenses. These learners participate in periodic residential colloquia, year-in-residencies, and supervised practica and internships as a complement to their courses. Colloquia (also known as residency) typically lasts from three to 42 days and are required, on average, once per year for learners in applicable programs. The supervised practica and internships vary in length based on the program in which the learner is enrolled.

We also offer certificate programs, which consist of a series of courses focused on a particular area of study, for learners who seek to enhance their skills and knowledge. Online certificate courses can be taken to prepare for a graduate degree program or on a stand-alone basis. The duration of our certificate programs ranges from two quarters to approximately two years.

In 2013, Capella University introduced FlexPath, a direct assessment degree delivery program. Under the FlexPath model, degree programs are constructed around the direct assessment of demonstrated competencies and the application of learning. FlexPath is a self-paced program without pre-set deadlines where learners can move quickly through more familiar areas of study and more slowly through areas they are less familiar with as they grasp new concepts and skills. The Department of Education has approved most of the Company’s FlexPath offerings for eligibility to receive federal financial aid under Title IV. We are awaiting approval for the RN-to-BSN specialization and for the following business certificates: Business Intelligence, Business Management, Entrepreneurship, and Management Consulting.

Faculty & Other Employees
We seek to hire faculty who have teaching and/or practitioner experience in their particular discipline and who possess significant and appropriate academic credentials. As of December 31, 2015, approximately 87% of our faculty members have a doctoral degree. We provide significant training to new faculty members, including an online development program focused on the Capella way of effective online teaching, our educational philosophy, teaching expectations and our online platform, prior to offering a teaching assignment. In addition, we provide professional development and training for all faculty members on an ongoing basis. To evaluate the performance of our faculty members, we regularly monitor courseroom activity and assess both learner satisfaction with the courseroom experience and learner performance against course outcomes.

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

We also employ non-faculty staff in university services, academic advising and academic support, enrollment services, university administration, financial aid, information technology, human resources, finance and other administrative functions. As of December 31, 2015, we employed 2,887 faculty and non-faculty staff. None of our employees is a party to any collective bargaining or similar agreement with us.

Learner Support Services
The learner support services we provide to all learners include:

Academic services. We provide learners with a variety of services designed to support their academic success. These services include new learner orientation, technical support, academic advising, reminders to motivate current learners to re-register each quarter, research services (particularly for doctoral degree candidates), writing services and tutoring. Additionally, interactive, self-paced modules supporting academic and personal success skills are available for learners through our online portal. We also provide appropriate educational accommodations to learners with documented disabilities through our disability support services team. Besides traditional academic advising, our advising model has been transformed to provide additional focus on coaching new learners during the first year of their academic experience. The advising process is supported by the use of tools that are informed by predictive analytics that identify at risk behaviors and the learners’ mastery of competencies. Advisors and faculty collaborate proactively to intervene and help learners stay on track and be successful.

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

Capella University Library services. We provide learners with 24-hour, online access to library databases, instructional guides, Frequently Asked Questions (FAQs) and tutorials. Access to resources is primarily provided through Summon, a web discovery tool that indexes Capella Library’s database content and Journal and Book Locator, an index of all of the library’s journals and e-books by title. Capella Librarians offer virtual reference services via email, chat, and phone during certain time periods. Learners  have access to a comprehensive collection of scholarly resources and print materials through our InterLibrary Loan (ILL) service. Books, book chapters, articles, and other resources held by universities nationwide can be requested and delivered directly to learners. Articles and book chapters are sent via email at no charge and print books are sent via various delivery services with a return postage mailer. The ILL service is provided through Capella Library’s partnership with MLibrary at the University of Michigan, InfoNOW at the University of Minnesota, and other direct purchase partners.

The digital collections of the Capella Library include full text journals, books, dissertations, videos, and company records. Capella University Library provides links to local academic and public libraries, health libraries, and federal depositories. A few of the services provided by the Capella University Library includes online tutorials, webinars, dissertation consultations, and Library Research Guides. Librarians and reference technicians offer assistance on research assignments, teach effective search strategies to enhance research skills, and provide dissertation literature review consultations. Specific liaison librarians attend PhD and certain professional doctorate residencies, where they are available for one on one consultations and also provide optional drop-in group instruction sessions.

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

Admissions
Capella University’s admission process is designed to offer access to prospective learners who seek the benefits of a postsecondary education while providing feedback to learners regarding their ability to successfully complete their chosen program. Prior to the first course in their program of study, learners are generally required to complete an orientation to online education and a skills assessment, the results of which enable us to develop an understanding of the specific needs and readiness of each individual learner. Learners must successfully complete the first course in their program of study to continue their education.

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

Marketing
We engage in a range of relationship-based marketing activities to build the Capella brand, differentiate us from other educational providers, increase awareness and consideration with prospective learners, generate inquiries for enrollment, and stimulate referrals from current learners and graduates. These marketing activities include Internet, television, print, radio, email, social media and direct mail advertising campaigns. Other marketing activities include supportive outreach to current learners, participation in seminars and trade shows, and development of key marketing relationships with corporate, healthcare, armed forces, government, and educational organizations. Online advertising (display, social, mobile, search and through aggregators) currently generates our largest volume of inquiries from prospective learners.

Enrollment
As of the last day of classes in the quarter ended December 31, 2015, our enrollment was 36,976 learners. Of the learners who responded to our demographic survey, approximately 76% were female and approximately 52% were people of color. Our learner population is geographically distributed primarily throughout the United States. Our end of period enrollments as of December 31, 2015 increased 1.8% percent compared to December 31, 2014, making 2015 our second consecutive year of total enrollment growth.

The following summarizes our learners as of the last day of the quarter ended December 31, 2015:

	Total Enrollment
	Number of Learners	Percent of Total
Doctoral	9,645	26.1%
Master’s	16,882	45.6%
Bachelor’s	9,454	25.6%
Other	995	2.7%
Total	36,976	100.0%

Tuition and Fees
Capella's overall tuition rates vary by discipline, length of program, and degree level.

Learners in credit hour programs are charged tuition on a per course or per term basis. Per course prices vary by discipline, number of credit hours, and degree level. Per course prices for bachelor's level credit hour programs ranged from approximately $1,400 to $1,700 for the 2015-2016 academic year (the academic year that began in July 2015) and from $1,400 to $1,700 for the 2014-2015 academic year (the academic year that began in July 2014). Per course prices for master's level credit hour programs ranged from approximately $1,600 to $2,600 for the 2015-2016 academic year, and from $1,500 to $2,600 for the 2014-2015 academic year. Per course prices for doctoral level credit hour programs ranged from approximately $2,600 to $4,400 for the 2015-2016 academic year, and from $2,600 to $4,400 for the 2014-2015 academic year.

Learners in select doctoral programs are charged tuition at a fixed quarterly amount, regardless of the number of courses for which the learner registers. Quarterly tuition rates ranged from approximately $4,300 to $4,700 per quarter for the 2015-2016 academic year and from $4,300 to $4,700 per quarter for the 2014-2015 academic year.

Tuition for FlexPath master's and bachelor's programs is a flat amount per each 12 week subscription period. There is no maximum course load during each subscription period, however a maximum of two FlexPath courses can be taken at any one time. Tuition for bachelor's level FlexPath programs was $2,000 to $2,500 per 12 week subscription period in the 2015-2016 academic year, and $2,000 per 12 week subscription period in the 2014-2015 academic year. Tuition for master's level FlexPath programs ranged from $2,200 to $2,400 per 12 week subscription period for the 2015-2016 academic year and was $2,200 per subscription period for the 2014-2015 academic year.

“Other” in the preceding enrollment table primarily includes learners enrolled in certificate programs. Learners in credit hour certificate programs are charged tuition on a per course basis, which varies by discipline and the number of credit hours. Per course prices for certificate programs ranged from approximately $1,600 to $4,000 for the 2015-2016 academic year and from $1,500 to $2,600 for the 2014-2015 academic year. Tuition for FlexPath certificate programs was $2,200 per 12 week subscription period for both the 2015-2016 and 2014-2015 academic years.

Year over year tuition increases are specific to the program or specialization and depend on market conditions, program differentiation or changes in operating costs that have an impact on price adjustments of individual programs or specializations. Capella University implemented a weighted average tuition increase of 1.8% for the 2015-2016 academic year. The University’s website, www.capella.edu, provides additional details regarding tuition costs and credits required by individual degree. These program costs will vary by learner based upon the program and specialization selected, the number of courses taken per quarter and the number of transfer credits earned.

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

As of December 31, 2015, approximately 24% of our learners received a discount in connection with these programs.

Throughout the past several years, we expanded and refined our offering of learner success scholarships under a variety of different programs, to promote affordability and encourage learners to remain enrolled. Learners must meet admission requirements, and enroll and apply within certain timeframes to receive the scholarships, which are generally awarded over a period of four to eight consecutive quarters. As of December 31, 2015, approximately 18% of our learners received a Capella awarded scholarship.

Technology
Capella University provides learners and faculty members a secure, web-based technology environment through which they can learn about our offerings, access courses and support resources, utilize self-service tools, and engage in a private social network for academic collaboration and professional growth. This environment supports our structured, credit bearing programs as well as our FlexPath direct assessment offerings. The University has access to a comprehensive data set across the lifecycle of our learners and uses analytics to innovate, support our learners, and create value.

Online courseroom. The University is a leader in competency-based learning and provides the instructional content of each course, along with tools to facilitate course discussions, assessments, grading and submission of assignments, through our online courseroom environment. We operate the Blackboard Learn System as our online courseroom platform. Through this platform, Capella supports more than 1,840 online courses each quarter.

Learner portal. Our iGuide® platform acts as a virtual campus to our learners, providing them with a variety of support resources and networking tools to connect with fellow learners and faculty. Learners also use iGuide to access their online courseroom, community discussions, e-books, the library, financial aid, and self-service tools. iGuide is delivered on Liferay Portal, a Java-based Web portal and content management system platform.

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

Mobile. Capella provides a suite of applications to support faculty and learners who use mobile devices to engage with the University. Mobile platforms Capella supports include iPhone, iPad, Android, and mobile-optimized websites. Capella’s mobile solutions focus on enabling student productivity, with features including courseroom interactions, degree planning tools, alerts and notifications, self-service capabilities, e-books, and academic and professional networking.

Visitor Center. The Visitor Center, which is the www.capella.edu website, provides a fully responsive, engaging and exploration-friendly experience in which potential learners can acquaint themselves with our value proposition and key offerings. The site also provides prospective learners with a personalized path to get the right information at the right time in their decision making cycle and enables them to ascertain their readiness to enroll in one of our programs.

Intellectual Property
Intellectual property is important to our business. We rely on a combination of copyrights, trademarks, service marks, trade secrets, agreements with third parties, patent rights, and confidentiality agreements and practices to protect our proprietary rights. In many instances, our course content is produced for us by faculty and other content experts under work for hire agreements pursuant to which we own the course content in return for a fixed development fee. In certain limited cases, we license course content from third parties on a royalty fee basis.

We have one patent application pending for certain innovations related to a mastery-based learning system. We own many registered and unregistered trademarks for use in our business. We have trademark or service mark registrations and pending applications in the U.S. and select foreign jurisdictions, including “CAPELLA,” “CAPELLA EDUCATION COMPANY,” “CAPELLA UNIVERSITY,” “CAPELLA LEARNING SOLUTIONS,” "SOPHIA," “SOPHIA PATHWAYS,” “THE PATH TO YOUR POTENTIAL,” “ARDEN”, “iGUIDE,” a “FLEXPATH” logo, and certain other distinctive logos, along with various other trademarks and service marks related to our offerings. We also own domain name rights to “www.capellaeducationcompany.com,” “www.capellaeducation.com,” “www.capella.edu,” “www.capellauniversity.edu,” "www.capellaresults.com," "www.flexpath.com," "www.capellalearning.com," "www.capellalearningssolutions.com," "www.rdi.co.uk," "www.arden.ac.uk," and "www.sophia.org," as well as other words and phrases important to our business.

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

REGULATORY ENVIRONMENT
Learners attending Capella University finance their education through a combination of individual resources, corporate reimbursement programs and federal financial aid programs. Capella University participates in the federal student financial aid programs authorized under Title IV. For the year-ended December 31, 2015, approximately 75% of our revenues (calculated on a cash basis) were derived from Title IV programs. In connection with a learner’s receipt of federal financial aid, we are subject to extensive regulation by the Department of Education, state education agencies and our accrediting agency, The Higher Learning Commission. In particular, the Title IV programs, and the regulations issued thereunder by the Department of Education, subject us to significant regulatory scrutiny in the form of numerous standards that we must satisfy to participate in the federal student financial aid programs. To participate in Title IV programs, an institution must be:

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

Accreditation
Capella University has been institutionally accredited since 1997 by The Higher Learning Commission, a regional accrediting agency recognized by the Secretary of the Department of Education. In January 2015, Capella University’s accreditation with the Higher Learning Commission was reaffirmed. The re-affirmation enables Capella University to continue to participate in Title IV programs. The next reaffirmation of accreditation is scheduled to take place in 2022-2023. Accreditation is a non-governmental system for recognizing educational institutions and their programs for learner performance, governance, integrity, educational quality, faculty, physical resources, administrative capability and resources, and financial stability. In the United States, this recognition comes primarily through private voluntary associations that accredit institutions and programs of higher education. To be recognized by the Secretary of the Department of Education, accrediting agencies must adopt specific standards for their review of educational institutions. These associations, or accrediting agencies, establish criteria for accreditation, conduct peer-review evaluations of institutions and professional programs for accreditation and publicly designate those institutions that meet their criteria. Accredited institutions are subject to periodic review by accrediting agencies to determine whether such institutions maintain the performance, integrity and quality required for accreditation.

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

Accreditation by The Higher Learning Commission is important to us. Colleges and universities depend, in part, on accreditation in evaluating transfers of credit and applications to graduate institutions. Employers rely on the accredited status of institutions when evaluating a candidate’s credentials, and corporate and government sponsors under tuition reimbursement programs look to accreditation for assurance that an institution maintains quality educational standards. Moreover, institutional accreditation by an accrediting agency recognized by the Secretary of the Department of Education is necessary for eligibility to participate in Title IV programs.

State Regulatory Accountability
Capella University is registered as a private institution with the Minnesota Office of Higher Education pursuant to Minnesota Statutes sections 136A.61 to 136A.71, and as required by the Higher Education Act to participate in Title IV programs.

On January 27, 2015, the State of Minnesota joined the State Authorization Reciprocity Agreement (SARA), and on March 6, 2015, Capella was approved as an institutional participant in SARA. SARA is a voluntary agreement among member states and U.S. territories that establishes comparable national standards for interstate offering of postsecondary distance-education courses and programs. It is intended to make it easier for students to take online courses offered by postsecondary institutions based in another state. Capella is authorized to operate in SARA member-states under the terms of the Agreement.

Capella has obtained state-specific regulatory approval to operate in the states that require such authorization. For example, in some states the higher educational agency may require Capella to be licensed or authorized because we enroll learners who reside in the state. In other cases, licensure or authorization is required because our recruiters meet with prospective learners in the state. In addition to Minnesota, we are licensed or authorized to operate or certified to offer degree programs in the following states: Alabama, Arizona, Florida, Kentucky, Maryland, North Carolina, Pennsylvania, South Carolina, and Wisconsin. We have determined that our activities in these states constitute a presence that requires licensure or authorization by the states' higher educational agencies. Because Capella enrolls learners from all 50 states and the District of Columbia, and because we may undertake activities in states that constitute a presence or otherwise subject us to the jurisdiction of a state higher educational agency, we may need to seek licensure or authorization to operate in additional states in the future. Additionally, state regulations in states in which we are not licensed may limit certain of our activities, such as residencies and internships in programs requiring those experiences. New laws, regulations, or interpretations related to doing business in a particular state, or failure to maintain or renew any required state authorizations or other regulatory approvals, could increase our cost of doing business and impact our ability to recruit or enroll learners in particular states, which could negatively affect revenues and have a material adverse effect on our business.

State Professional Licensure
States have specific requirements that an individual must satisfy in order to be licensed as a professional in a specified field. Learners often seek to obtain professional licensure in their chosen fields following graduation either because they are legally required to do so or because it will enhance employment opportunities. Their success in obtaining licensure depends on several factors, including the background and experience of the graduate as well as other factors related to the degree or program completed:

•	Whether the institution and the program were approved by the state in which the graduate seeks licensure, or by a professional association;

•	Whether the program from which the learner graduated and the curriculum completed meets all state requirements; and

•	Whether the institution and/or the specific program is accredited.

Due to varying requirements for professional licensure in each state that can change over time, we provide extensive resources to help inform learners of unique state requirements prior to enrollment and throughout their program. Capella University has a team dedicated to professional licensure that works directly with learners. Our catalog and website inform learners of the requirements for obtaining professional licensure and more specifically states that (1) Capella University makes no representation, warranty or guarantee that successful completion of the course of study will result in the learner obtaining the necessary licensure or certification, and (2) compliance with state or professional licensure or certification requirements is the learner’s sole responsibility.

When we learn that a licensing authority has refused to grant a license to one of our graduates, we work directly with the graduate to try to resolve the issue. Where we believe the refusal to license one of our graduates may be incorrect, we assist graduates by providing clarifying information and working directly with state licensing authority staff to advocate for the graduate. If those efforts are not successful, we assist graduates in exploring all other options for earning the license, including completing additional coursework with us or another institution. If we know that a state will not license one of our graduates because a Capella University program is not accredited by a specific third party or it does not meet other licensing requirements, we use our best efforts to convey that information to prospective learners before they enroll in such a program. In all cases, we semi-annually remind our learners by email that they need to communicate directly with the state in which they intend to seek licensure to fully understand the licensing requirements of that state.

Nature of Federal, State and Private Financial Support for Postsecondary Education
The federal government provides a substantial part of its support for postsecondary education through Title IV programs in the form of grants and loans to learners who can use those funds at any institution that has been certified as eligible by the Department of Education. Aid under Title IV is awarded based on the institution’s determined cost of attendance and the student’s expected family contribution, as determined by the Free Application for Federal Student Aid (FAFSA). All recipients of Title IV funds must maintain satisfactory academic progress and must also progress in a timely manner toward completion of their program of study. In addition, we must ensure that Title IV funds are properly accounted for and disbursed in the correct amounts and in a timely manner to eligible learners.

Capella University learners receive loans and grants to fund their education primarily under the Federal Direct Loan Program (FDLP) and the Federal Pell Grant (Pell) Title IV programs. In 2015, approximately 75% of our revenues (calculated on a cash basis) were derived from tuition financed under Title IV federal financial aid.

•FDLP. Under the FDLP, the Department of Education, rather than a private lender, makes loans to learners. In 2015, approximately 72% of our revenues (calculated on a cash basis) were derived from the FDLP.

•Pell Grants. Under the Pell program, the Department of Education awards grants to bachelor’s learners who demonstrate financial need. In 2015, approximately 3% of our revenues (calculated on a cash basis) were derived from the Pell program.

Certain learners are eligible to receive funds from educational assistance programs administered by the U.S. Department of Veterans Affairs through the Minnesota Department of Veterans Affairs. Some Capella University learners finance all or a portion of their own education or receive full or partial tuition reimbursement from their employers. Finally, eligible learners can also access private loans through a number of different lenders for funding at current market interest rates. For the year-ended December 31, 2015, less than one percent of our learners utilized private loans, and less than one percent of our revenue was derived from private loans.

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

The substantial amount of federal funds disbursed through Title IV programs, the large number of learners and institutions participating in these programs and allegations of fraud and abuse by certain proprietary institutions have caused Congress to require the Department of Education to exercise considerable regulatory oversight over proprietary institutions of higher learning. Accrediting agencies and state education agencies also have responsibilities for overseeing compliance of institutions with Title IV program requirements. As a result, our institution is subject to extensive oversight and review. Because the Department of Education periodically revises its regulations and changes its interpretations of existing laws and regulations, we cannot predict how the Title IV program requirements will be applied in all circumstances.

Significant factors relating to Title IV programs that could adversely affect us include the following:

Congressional Action. Congress reauthorizes the Higher Education Act, which governs federal financial assistance for higher education, approximately every five to eight years. Congress most recently reauthorized the Higher Education Act in 2008. It is currently unclear exactly when Congress will reauthorize the HEA. The most recent reauthorized Higher Education Act continued all of the Title IV programs in which we participate, but made many revisions to the requirements governing the Title IV programs, including provisions relating to the relationships between institutions and lenders that make student loans, student loan default rates, and the formula for revenue that institutions are permitted to derive from the Title IV programs. In addition, further rulemaking by the Department of Education may impose additional requirements on institutions that participate in Title IV programs. Committee leadership of both the U.S. House of Representatives and Senate began reauthorization hearings in the latter half of 2013. Existing programs and participation requirements are subject to change in this process. Additionally, funding for the student financial assistance programs may be impacted during appropriations and budget actions.

Administrative Capability. Department of Education regulations specify extensive criteria by which an institution must establish that it has the requisite “administrative capability” to participate in Title IV programs. Failure to satisfy any of the standards may lead the Department of Education to find the institution ineligible to participate in Title IV programs or to place the institution on provisional certification as a condition of its participation. To meet the administrative capability standards, an institution must, among other things:

•	Comply with all applicable Title IV program regulations;

•	Have capable and sufficient personnel to administer the federal student financial aid programs;

•	Have acceptable methods of defining and measuring the satisfactory academic progress of its learners;

•	Not have cohort default rates above specified levels;

•	Have various procedures in place for safeguarding federal funds;

•	Not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension;

•	Provide financial aid counseling to its learners;

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

•
Transfer the institution from the U.S. Department of Education’s advance system of receiving Title IV program funds to its reimbursement system, under which a institution must disburse its own funds to learners and document the learners’ eligibility for Title IV program funds before receiving such funds from the U.S. Department of Education;

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

The Department of Education evaluates institutions on an annual basis for compliance with specified financial responsibility standards utilizing a complex formula that uses line items from the institution’s audited financial statements. The standards focus on three financial ratios: (1) equity ratio (which measures the institution’s capital resources, financial viability and ability to borrow); (2) primary reserve ratio (which measures the institution’s ability to support current operations from expendable resources); and (3) net income ratio (which measures the institution’s ability to operate at a profit or within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without the need for further federal oversight. We have applied the financial responsibility standards to our Capella University audited financial statements as of and for the years ended December 31, 2014 and 2013, and calculated a composite score of 3.0 for both years, which is the maximum score attainable. We therefore believe that we meet the Department of Education’s financial responsibility standards. We will finalize our composite score as of and for the year-ended December 31, 2015 in early 2016, and expect to meet the composite score requirements. If the Department of Education were to determine that we did not meet the financial responsibility standards due to a failure to meet the composite score or other factors, we could establish financial responsibility on an alternative basis by, among other things:

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

Title IV Return of Funds. Under the Department of Education’s return of funds regulations, an institution must first determine the amount of Title IV program funds that a learner “earned.” If the learner withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV program funds that the learner earned is equal to a pro rata portion of the funds for which the learner would otherwise be eligible. If the learner withdraws after the 60% threshold, then the learner has earned 100% of the Title IV program funds. The institution must return to the appropriate Title IV programs, in a specified order, the lesser of (i) the unearned Title IV program funds and (ii) the institutional charges incurred by the learner for the period multiplied by the percentage of unearned Title IV program funds. An institution must return the funds no later than 45 days after the date of the institution’s determination that a learner withdrew. If such payments are not made in a timely fashion, an institution may be subject to adverse action, including being required to submit a letter of credit equal to 25% of the refunds the institution should have made in its most recently completed year. Under Department of Education regulations, late returns of Title IV program funds for 5% or more of learners sampled in the institution’s annual compliance audit constitutes material non-compliance. Regulations require that a company's return of Title IV funds error rate be under 5% for two consecutive annual Title IV compliance audits.

The “90/10 Rule.” A requirement of the Higher Education Act commonly referred to as the “90/10 Rule,” applies only to “proprietary institutions of higher education,” which includes Capella University. Under the 2008 reauthorization of the Higher Education Act, effective upon the date of the law’s enactment, an institution is subject to loss of eligibility to participate in the Title IV programs if, on a cash accounting basis, it derives more than 90% of its fiscal year revenue, for two consecutive fiscal years, from Title IV program funds. An institution whose rate exceeds 90% for any single fiscal year will be placed on provisional certification for at least two fiscal years and may be subject to other conditions specified by the Secretary of Education. For the year-ended December 31, 2015, we derived approximately 75% of our revenues (calculated on a cash basis) from Title IV program funds.

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

To remain eligible to participate in Title IV programs, an educational institution's student loan cohort default rates must remain below certain specified levels. Under current regulations, an educational institution will lose its eligibility to participate in Title IV programs if its three-year measuring period student loan cohort default rate equals or exceeds 30% for three consecutive cohort years, or 40% for any given year. Capella University's three-year cohort default rates for the 2012, 2011, and 2010 cohorts are 8.9%, 13.0%, and 10.9% respectively. The latest decrease is in part due to our learner success initiatives and our efforts to help our learners make informed financial decisions both during and after the time they are at Capella, including educating learners about repayment options. The average cohort default rates for proprietary institutions nationally were 15.8%, 19.1%, and 21.8% in fiscal years 2012, 2011, and 2010 respectively.

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

Gainful Employment (GE). The Department of Education published the final GE rule on October 30, 2014 and it went into effect on July 1, 2015. Litigation surrounding this rule has been unsuccessful thus far as the U.S. District Court for the District of Colombia found in favor of the Department of Education on June 23, 2015. The plaintiff announced on July 2, 2015 that it would appeal the District Court decision. Briefs were filed in late 2015, the appeal was argued before the United States Court of Appeals for the District of Columbia Circuit on January 22, 2016, and a decision is expected in mid-2016. The final GE rule applies to all GE programs, which include non-degree programs at public and private non-profit institutions, and all programs offered by proprietary institutions. The rule establishes a “debt-to-earnings” ratio that GE programs must satisfy over the course of annual measurement periods to remain eligible for Title IV federal student aid. We do not know which of our programs, if any, will be impacted by the debt-to-earnings ratio requirements and will not know until we receive earnings data from the Department of Education, which we expect in mid-2016. We have taken and continue to take steps to avoid or mitigate potential adverse consequences, but it remains possible that one or more of our programs could be determined to be in the “zone” or “fail” the initial or future calculations, as those terms are defined in the rule. The final GE rule also requires institutions to provide certifications regarding a GE program’s satisfaction of programmatic accreditation and state licensure requirements as part of the institutional program participation agreements with the Department of Education. The certification requirements became effective December 31, 2015 in connection with the Department of Education's program participation agreement recertification; however, new programs introduced between July 1 and December 31, 2015 were required to be certified to establish eligibility for Title IV federal financial aid. We worked with the Department of Education to clarify various issues related to the certification requirements. The Company certified its programs as required by the rule and the Department of Education guidelines. The final rule also includes requirements for the reporting of student and program data by institutions to the Department of Education and expands the disclosure requirements that have been in effect since July 1, 2011. The final GE rule makes other conforming and technical revisions to the Title IV program participation agreement and related regulations.

The most significant change reflected by the final rule is the application of a single “accountability metric,” rather than two metrics as in the earlier proposed rule. The final rule abandons the previously proposed Programmatic Cohort Default Rate (“pCDR”) metric for purposes of a GE program’s Title IV student aid eligibility, instead adding the pCDR to the multitude of required GE program disclosures. Under the final rule, the continued eligibility of GE programs to participate in Title IV programs is based on the programs’ performance against the following Debt-to-Earnings (DTE) measures:

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

Earnings are calculated by the Department of Education using Social Security Administration data. Earnings information is then aggregated and made available to institutions. The Department of Education has stated that institutions will receive draft DTE rates in summer 2016, which will be released publicly in winter 2016. Without access to this data institutions cannot predict the impact to individual programs.

If a program fails or is in the zone for draft DTE rates during the transition period, the Department of Education will calculate transitional draft DTE rates using the median loan debt of the students who completed the program during the most recently completed award year (2014-2015) and the earnings used to calculate the draft DTE rates. The final DTE rate for purposes of any sanctions will be the lower of the draft or transitional DTE rate. The transition period is 5 years for programs with durations of 1 year or less, 6 years for programs between 1 and 2 years in length, and 7 years for programs of more than 2 years.

If a GE program could become ineligible in the subsequent award year based on its DTE metrics, the institution is required to inform students and prospective students that the program could lose Title IV eligibility. The warning must state that the program has not passed standards established by the Department of Education, based on amounts students borrow for enrollment in the program and their reported earnings. The warning must also inform students that if the program does not pass the standards in the future, students who are then enrolled may not be able to use federal student grants or loans to pay for the program. The Final Rule also requires institutions to provide certifications regarding a GE program’s satisfaction of programmatic accreditation and state licensure requirements. The final rule expands the currently required disclosures for GE programs. Beginning January 1, 2017, institutions will be required to provide these disclosures for each GE program through an updated template provided by the Department of Education. The Final Rule became effective July 1, 2015.

The continuing eligibility of our educational programs for Title IV funding could be at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, and other factors.

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

Generally, if an institution eligible to participate in Title IV programs adds an educational program after it has been designated as an eligible institution, the institution must apply to the Department of Education to have the additional program designated as eligible. However, a degree-granting institution is not obligated to obtain the Department of Education’s approval of additional programs that lead to an associate, bachelor’s, professional or graduate degree at the same degree level(s) previously approved by the Department of Education. Similarly, an institution is not required to obtain advance approval for new programs that both prepare learners for GE in the same or related recognized occupation as an educational program that has previously been designated as an eligible program at that institution and meet certain minimum-length requirements, except in the case of new direct assessment programs. However, the Department of Education, as a condition of certification to participate in Title IV programs, can require prior approval of such programs or otherwise restrict the number of programs an institution may add. In the event that an institution that is required to obtain the Department of Education’s express approval for the addition of a new program fails to do so, and erroneously determines that the new educational program is eligible for Title IV program funds, the institution may be liable for repayment of Title IV program funds received by the institution or learners in connection with that program. In connection with Department of Education rulemaking in 2010, certain modifications to Department of Education rules relating to the addition of new programs took effect on July 1, 2011. Specifically, in addition to state approvals, Department of Education approval may be required for certain new program offerings. These rules, as a part of the GE package, were vacated by the U.S. District Court for the District of Columbia on June 30, 2012.

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

Acquisitions of Other Institutions. When a company, partnership or any other entity or individual acquires an institution that is eligible to participate in Title IV programs, that institution undergoes a change of ownership resulting in a change of control as defined by the Department of Education. Upon such a change of control, an institution's eligibility to participate in Title IV programs is generally suspended until it has applied for recertification by the Department of Education as an eligible institution under its new ownership, which requires that the institution also re-establish its state authorization and accreditation. The Department of Education may temporarily and provisionally certify an institution seeking approval of a change of ownership under certain circumstances while the Department of Education reviews the institution’s application. The time required for the Department of Education to act on such an application may vary substantially. The Department of Education’s recertification of an institution following a change of control will be on a provisional basis.

Change in Ownership Resulting in a Change of Control. In addition to acquisitions of other institutions, other types of transactions can also cause a change of control. The Department of Education, most state education agencies and our accrediting agency all have standards pertaining to the change of control of institutions, but these standards are not uniform. Department of Education regulations describe some transactions that constitute a change of control, including the transfer of a controlling interest in the voting stock of an institution or the institution’s parent corporation. With respect to a publicly traded corporation, Department of Education regulations provide that a change of control occurs in one of two ways: (i) if there is an event that would obligate the corporation to file a Current Report on Form 8-K with the SEC disclosing a change of control or (ii) if the corporation has a shareholder that owns at least 25% of the total outstanding voting stock of the corporation and is the largest shareholder of the corporation, and that shareholder ceases to own at least 25% of such stock or ceases to be the largest shareholder. These standards are subject to interpretation by the Department of Education. A significant purchase or disposition of our voting stock could be determined by the Department of Education to be a change of control under this standard. Many states include the sale of a controlling interest of common stock in the definition of a change of control requiring approval. A change of control under the definition of one of these agencies would require us to seek approval of the change in ownership and control to maintain our accreditation, state authorization or licensure. The requirements to obtain such approval from the states and our accrediting commission vary widely. In some cases, approval of the change of ownership and control cannot be obtained until after the transaction has occurred.

When a change of ownership resulting in a change of control occurs at a proprietary institution, the Department of Education applies a different set of financial tests to determine the financial responsibility of the institution in conjunction with its review and approval of the change of ownership. The institution is required to submit a same-day audited balance sheet reflecting the financial condition of the institution immediately following the change in ownership. The institution’s same-day balance sheet must demonstrate an acid test ratio of at least 1:1, which is calculated by adding cash and cash equivalents to current accounts receivable and dividing the sum by total current liabilities (and excluding all unsecured or uncollateralized related party receivables). In addition, the same-day balance sheet must demonstrate positive tangible net worth. If the institution does not satisfy these requirements, the Department of Education may condition its approval of the change of ownership on the institution’s agreeing to letters of credit, provisional certification, and/or additional monitoring requirements, as described in the above section addressing “Financial Responsibility.”

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
In 2015, Capella University derived approximately 75% of its revenues (calculated on a cash basis) from Title IV programs, administered by the U.S. Department of Education. A significant percentage of our learners rely on the availability of Title IV program funds to cover their cost of attendance at Capella University and related educational expenses.

The applicable regulatory requirements cover virtually all phases of our operations, including educational program offerings, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, processing refund payments to the U.S. Department of Education (the Department of Education) for withdrawn learners, commencement of new educational programs, and changes in our corporate structure and ownership.

The regulations, standards and policies of the various regulatory agencies frequently change and are subject to interpretative uncertainty, particularly where they are crafted for traditional schools rather than our on-line academic delivery model. Changes in, or new interpretations of, applicable laws, regulations, or standards could have a material adverse effect on our accreditation, authorization to operate in various states, permissible activities, receipt of funds under Title IV programs, or costs of doing business. In addition, the development of new avenues of academic and financial resources for learners, such as the University’s implementation of the non-term borrower-based academic year for direct assessment programs, may give rise to unpredictability with regard to application of evolving regulatory standards. We cannot predict how all of the requirements applied by these agencies will be interpreted or whether we will be able to comply with these requirements in the future.

If we are found to be in noncompliance with any applicable regulations, standards or policies, any one of the relevant regulatory agencies may be able to do one or more of the following:

•	Impose monetary fines or penalties;

•	Limit or terminate our operations or ability to grant degrees and diplomas;

•	Restrict or revoke our accreditation, licensure or other approvals to operate;

•	Limit, suspend or terminate our eligibility to participate in Title IV programs or state financial aid programs;

•	Require repayment of funds received under Title IV programs or state financial aid programs;

•	Require us to post a letter of credit with the Department of Education;

•	Subject us to heightened cash monitoring by the Department of Education;

•
Transfer us from the Department of Education's advanced system of receiving Title IV program funds to its reimbursement system, under which an institution must disburse its own funds to learners and document the learners' eligibility for Title IV program funds before receiving such funds from the Department of Education;

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
From time to time, the Department of Education engages in rulemaking which can materially affect our business. For example, the Department is currently engaged in rulemaking on Borrower Defense to Repayment. We are still awaiting final rules and State Authorization and Teacher Preparation. The Department of Education has additionally promulgated or engaged in rulemaking on substantive matters in the past two years that impact our business, including the following:

Effective during 2015:

•
The Department of Education issued new guidance on November 27, 2015 regarding its incentive compensation regulations. In that guidance, the Department declared that compensating employees based on students’ graduation from, or completion of, educational programs is permitted, reversing the Department’s previous position. The same guidance confirmed that compensating employees for success in enrolling minority students is still within the scope of the prohibition against incentive compensation.

•
On October 30, 2015, the Department of Education published additional final rules from this round on negotiated rulemaking on cash management, repeat coursework and clock to credit hour conversion. With the exception of a few provisions within the cash management rule that provide an extra year for implementation, the rules generally become effective on July 1, 2016. No other Notice of Proposed Rulemaking (NPRMs) from this round of negotiated rulemaking has been issued.

•
On October 30, 2015, the Department of Education issued a final rule on the Revised Pay as You Earn (REPAYE) Program. The rule expands coverage for certain individuals not currently covered under this program. A final rule was issued on October 30, 2015 establishing an effective date of December 2015.

•
On October 20, 2015, the Department of Education announced its intention to establish a negotiated rulemaking committee to prepare regulations that determine which acts or omissions of an institution of higher education a borrower may assert as a defense to repayment of a Title IV loan, and the consequences of such borrower defenses for borrowers, institutions and the Department. The first round of negotiations occurred January 12-14, 2016. The remainder of negotiations are scheduled for February 17-19 and March 16-18, 2016.

Effective during 2014:

•	Final Gainful Employment regulations were published by the Department of Education with the final rule issued on October 31, 2014. These regulations went into effect July 1, 2015.

•
On August 8, 2014, the Department of Education published a NPRM on the definition of “adverse credit” for borrowers in the Federal Direct PLUS Loan Program. The NPRM reflects agreed upon language established by the negotiated rulemaking committee. A final rule was published on October 23, 2014 and became effective July 1, 2015.

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

An institution participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based in any part, directly or indirectly, on success in enrolling students or obtaining student financial aid. Recently issued guidance from the Department of Education does not change this provision. Failure to comply could result in monetary penalties and/or sanctions imposed by the Department of Education, which could result in lower enrollments, revenue, and net operating income. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances. Department of Education rulemaking in 2011 eliminated the twelve safe harbors which had previously established the strict parameters for exceptions to the rule. With the safe harbors removed, the broader language of the prohibition now applies without clearly defined limitations. As a result, there is less precision in the rule’s definitions of incentive compensation and covered employees.

These changes increase the uncertainty about what constitutes incentive compensation and which employees are covered by the regulation. This makes the development of effective and compliant performance metrics more difficult to establish.

Failure to comply with new U.S. Department of Education rules regarding Gainful Employment (GE) could result in significant adverse consequences, including ineligibility for our learners to participate in Title IV programs.
Under the Higher Education Act, as reauthorized, proprietary institutions are generally eligible to participate in Title IV programs only in respect of educational programs that lead to “gainful employment in a recognized occupation.”

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

The final rule went into effect on July 1, 2015. It applies to all GE programs, which include all programs offered by proprietary institutions. Under the rule, the continued eligibility of GE programs to participate in Title IV programs is based on the programs’ performance against the following Debt-to-Earnings (DTE) measures:

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

Earnings are calculated by the Department of Education using Social Security Administration (SSA) data. Earnings information is then aggregated and made available to institutions. The Department has stated that schools will receive draft DTE rates in summer 2016, which will be released publicly in winter 2016. Lack of access to this data makes it difficult for institutions to predict the impact to individual programs.

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

The Final Rule also requires institutions to provide certifications regarding a GE program’s satisfaction of programmatic accreditation and state licensure requirements as part of the institutional program participation agreements with the Department of Education. The certification requirements became effective December 31, 2015 in connection with the Department of Education's program participation agreement recertification; however, new programs introduced between July 1 and December 31, 2015 were required to be certified to establish eligibility for Title IV federal financial aid. We worked with the Department of Education to clarify various issues related to the certification requirements, and we certified programs as required by the rule and the Department of Education guidelines in late 2015.

The Final Rule also expands the currently required disclosures for GE programs. Beginning January 1, 2017, institutions will be required to provide these disclosures for each GE program through an updated template provided by the Department. The Final Rule makes other conforming and technical revisions to the Title IV program participation agreement and related regulations.

Under the final GE rule, the continuing eligibility of our educational programs for Title IV program funding is at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. In addition, the programmatic accreditation and licensure certification requirements remain ambiguous and create uncertainty as to whether we will be able to certify certain current and new programs. These factors could reduce our ability to confidently offer or continue certain types of programs for which there is market demand, and therefore would impact our ability to maintain or grow our business.

In addition, if we are required to include a warning notice for any of our programs based on the debt service-to-earnings ratios, enrollment in those programs may decline significantly. The inclusion of a required warning could affect the continuation of the affected programs even if students in the programs are still eligible to participate in Title IV aid programs.

If Capella University does not maintain its registration in Minnesota, it may not operate or participate in Title IV programs or operate in a number of other states.
An institution that grants degrees, diplomas or certificates must be authorized by the relevant education agency of the state in which it is located. Capella University is deemed to be located in the State of Minnesota and is registered with the Minnesota Office of Higher Education. Minnesota registration is also required for our learners to be eligible to receive funding under Title IV programs. Such registration may be lost or withdrawn if Capella University fails to submit renewal applications and other required submissions to the state in a timely manner, or if Capella University fails to comply with material requirements under Minnesota statutes and rules for continued registration. Loss of state registration of Capella University from the Minnesota Office of Higher Education would terminate our ability to provide educational services as well as our eligibility to participate in Title IV programs. Capella must also remain in good standing with the Minnesota Office of Higher Education to obtain and maintain authorization or licensure to operate in states outside of Minnesota. Should our registration with the Minnesota Office of Higher Education be terminated, our ability to operate in other states would also cease, and it would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our failure to comply with state authorization requirements or other regulations of various states could result in actions that would have a material adverse effect on our enrollments, revenues and results of operations.
We must be authorized to operate or otherwise certified to enroll students by the appropriate postsecondary regulatory authority in each state where we conduct activities that require authorization, or be exempt from such regulatory authorization, usually based on recognized accreditation. On January 27, 2015, the State of Minnesota joined the State Authorization Reciprocity Agreement (SARA), and on March 6, 2015, Capella was approved as an institutional participant in SARA. SARA is a voluntary agreement among member states and U.S. territories that establishes comparable national standards for interstate offering of postsecondary distance-education courses and programs. It is intended to make it easier for students to take online courses offered by postsecondary institutions based in another state. Capella is authorized to operate in SARA member-states under the terms of the Agreement. Capella has obtained state-specific regulatory approval to operate in the states that require such authorization. For example, in some states the higher educational agency may require Capella to be licensed or authorized because we enroll learners who reside in the state. In other cases, licensure or authorization is required because our recruiters meet with prospective learners in the state. In addition to Minnesota, we are licensed or authorized to operate or certified to offer degree programs in the following states: Alabama, Arizona, Florida, Kentucky, Maryland, North Carolina, Pennsylvania,

South Carolina, and Wisconsin. We have determined that our activities in these states constitute a presence that requires licensure or authorization by the states' higher educational agencies. We are formally licensed or authorized to operate in these states because we have determined that our activities in each state constitute a presence that requires licensure or authorization by these states' higher educational agencies. In some cases, the licensure or authorization is only for specific programs or specific activities. Because we enroll learners from each of the 50 states, as well as the District of Columbia, and because we may undertake activities in other states that constitute a presence or otherwise subject us to the jurisdiction of the respective state educational agency, we may need to seek licensure or authorization to operate in additional states. Additionally, state regulations in states in which we are not licensed may limit certain of our activities, such as residencies and internships in programs requiring those experiences. If we lose any of our approvals or experience a delay in obtaining or cannot obtain these approvals or evidence such approvals are not necessary, we may be unable to enroll learners in impacted states, and our business could be materially and adversely impacted.

We are in a period where many states are reevaluating and revising their authorization regulations, especially as applied to distance education. This increased review and scrutiny has increased uncertainty regarding our regulatory status and ability to offer programs in certain states. If these pressures and uncertainty continue in the future, it could have a material impact on our enrollments, revenue, results of operations and cash flow. If we fail to comply with state licensing or authorization requirements, we may be subject to the loss of state licensure or authorization. Loss of authorization in one or more states could increase the likelihood of additional scrutiny and potential loss of operating and/or degree granting authority in other states in which we operate, which would further impact our business.

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

Attorneys General in several states have become more active in enforcing consumer protection laws, especially related to recruiting practices and the financing of education at proprietary educational institutions. In addition, several Attorneys General have partnered with the Federal Consumer Financial Protection Bureau and the Federal Trade Commission to review industry practices. Recent litigation initiated by the Federal Trade Commission against other proprietary educational institutions increases the likelihood of scrutiny of the marketing and advertising practices of educational institutions, and therefore increases risk. If our past or current business practices at Capella University are found to violate applicable consumer protection laws or advertising regulations, we could be subject to monetary fines or penalties and possible limitations on the manner in which we conduct our business, which could materially and adversely affect our business, financial condition, results of operations and cash flows. To the extent that more federal agencies or states commence such investigations or multiple states act in a concerted manner, the cost of responding to these inquiries and investigations could increase significantly and the potential impact on our business would be substantially greater.

The inability of our graduates to obtain licensure or other specialized outcomes in their chosen professional fields of study could reduce our enrollments and revenues, and potentially lead to litigation that could be costly to us.
Certain of our graduates seek professional licensure or other specialized outcomes in their chosen fields following graduation. Their success in obtaining these outcomes depends on several factors, including the individual merits of the learner, but also may depend on whether the institution and the program were approved by the state or by a professional association, whether the program from which the learner graduated meets all state requirements and whether the institution is accredited. Certain states have refused to license or certify learners from particular Capella University programs because the programs did not meet one or more of the state’s specific licensure requirements or were not approved by the state for purposes of professional licensure. In addition, professional associations may refuse to certify specialized outcomes for our learners for similar reasons. We have had to respond to claims brought against us by former learners as a result of such refusals. For instance, certain states have denied our graduates professional licensure because the Capella University program from which they graduated did not have a sufficient number of residency hours, did not include a state-approved clinical program, did not satisfy state coursework requirements, or was not accredited by a specific third party (such as the American Psychological Association). The state requirements for licensure are subject to change, as are the professional certification standards, and we may not immediately become aware of changes that may impact our learners in certain instances. In the event that one or more states refuses to recognize our learners for professional licensure, and/or professional associations refuse to certify specialized outcomes for our learners, based on factors relating to our institution or programs, the potential growth of our programs would be negatively impacted, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we could be exposed to litigation that would force us to incur legal and other expenses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs, including changes applicable only to proprietary educational institutions, could reduce our learner population and increase our costs of operation.
The U.S. Congress must periodically reauthorize the Higher Education Act and annually determine the funding level for each Title IV program. The Higher Education Act (HEA) was last reauthorized in 2008 by the Higher Education Opportunity Act. It currently is unclear when the HEA will be reauthorized. Changes to the HEA, including changes in eligibility and funding for Title IV programs, are likely to occur in subsequent reauthorizations, but we cannot predict the scope or substance of any such changes.

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
A requirement of the Higher Education Act, as reauthorized by the Higher Education Opportunity Act, commonly referred to as the “90/10 Rule”, applies only to proprietary institutions of higher education, which includes Capella University. Under this rule, a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs. An institution that derives more than 90% of its revenue from Title IV programs for any single fiscal year will be automatically placed on provisional certification for two fiscal years and will be subject to possible additional sanctions determined to be appropriate under the circumstances by the U.S. Department of Education in the exercise of its broad discretion. While the Department of Education has broad discretion to impose additional sanctions on such an institution, there is only limited precedent available to predict what those sanctions might be, particularly in the current regulatory environment. The Department of Education could specify any additional conditions as a part of the provisional certification and the institution’s continued participation in Title IV programs. These conditions may include, among other things, restrictions on the total amount of Title IV program funds that may be distributed to learners attending the institution; restrictions on programmatic and geographic expansion; requirements to obtain and post letters of credit; additional reporting requirements to include additional interim financial reporting; or any other conditions imposed by the Department of Education. Should an institution be subject to a provisional certification at the time that its current program participation agreement expired, the effect on recertification of the institution or continued eligibility in Title IV programs pending recertification is uncertain. An institution that derives more than 90% of its revenue from Title IV programs for two consecutive fiscal years will be ineligible to participate in Title IV programs for at least two fiscal years. Capella University is required to calculate this percentage at the end of each fiscal year; as of December 31, 2015, our percentage was approximately 75%. If an institution is determined to be ineligible to participate in Title IV programs due to the 90/10 Rule, any disbursements of Title IV program funds while ineligible must be repaid to the Department of Education.

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
To remain eligible to participate in Title IV programs, educational institutions must maintain student loan cohort default rates below specified levels. The U.S. Department of Education reviews an educational institution’s cohort default rate annually as a measure of administrative capability. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30). For each federal fiscal year, the cohort default rate is calculated for each institution with 30 or more borrowers entering repayment in a given federal fiscal year by determining the rate at which borrowers who become subject to their repayment obligation in that federal fiscal year default by the end of the second federal fiscal year. The cohort default rates are published by the Department of Education approximately 12 months after the end of the measuring period. Thus, in September 2015, the Department of Education published the three-year cohort default rates for the 2012 cohort, which measured the percentage of students who first entered into repayment during the year-ended September 30, 2012 and defaulted prior to September 30, 2014. If an institution’s three-year cohort default rate exceeds 30% for three consecutive years or 40% for any given year, it will be ineligible to participate in Title IV programs and, as a result, its students would not be eligible for federal student financial aid.

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
Due to the highly regulated nature of the postsecondary education industry, we are subject to audits, compliance reviews, inquiries, complaints, investigations, claims of non-compliance and lawsuits by federal and state governmental agencies, regulatory agencies, accrediting agencies, present and former students and employees, shareholders and other third parties, any of whom may allege violations of any of the regulatory requirements applicable to us. Such scrutiny may be heightened with regard to certain cutting-edge approach to services related to direct assessment, including our implementation of the borrower -based academic year for certain programs, designed to facilitate the learners’ experience in direct assessment programs. In addition, the creation of interagency task forces, such as that between the Federal Trade Commission, the Securities and Exchange Commission, the Consumer Financial Protection Bureau, and the Departments of Justice, Treasury, and Veteran’s Affairs, dedicated to examining proprietary schools, suggests that scrutiny of the sector continues to grow. If the results of any claims or actions are unfavorable to us, we may be required to pay monetary fines or penalties, be required to repay funds received under Title IV programs or state financial aid programs, have restrictions placed on or terminate our schools’ or programs’ eligibility to participate in Title IV programs or state financial aid programs, have limitations placed on or terminate our schools’ operations or ability to grant degrees and certificates, have our schools’ accreditations restricted or revoked, or be subject to civil or criminal penalties. Any one of these sanctions could materially adversely affect our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

If we fail to maintain our institutional accreditation or if our institutional accrediting body loses recognition by the U.S. Department of Education, we could lose our ability to participate in Title IV programs and lose our authorization to operate in a number of states.

Capella University is accredited by the Higher Learning Commission (HLC). The HLC is one of six regional accrediting agencies recognized by the Secretary of the Department of Education as a reliable indicator of educational quality. Accreditation by a recognized accrediting agency is required for an institution to become and remain eligible to participate in Title IV programs.

In January 2015, Capella University’s accreditation with the HLC was reaffirmed. The re-affirmation enables Capella University to continue to participate in Title IV programs. The next reaffirmation of accreditation will take place in 2022-2023.

To remain accredited, we must continuously meet the HLC’s Criteria for Accreditation and Core Components relating to, among other things, performance, governance, institutional integrity, educational quality, faculty, administrative capability, resources and financial stability. Failure to meet any of these criteria or core components could result in the loss of accreditation at the discretion of the HLC.

If the U.S. Department of Education ceased to recognize the HLC for any reason, Capella University would not be eligible to participate in Title IV programs beginning 18 months after the date such recognition ceased unless The HLC was again recognized or our institution was accredited by another accrediting body recognized by the U.S. Department of Education. The Department of Education’s National Advisory Committee on Institutional Quality & Integrity reviewed the HLC in its June 2015 meeting and recommended renewal of the HLC's recognition for two and one half years.

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

The number of competency-based learning models, including direct assessment programs approved by the U.S. Department of Education to offer Title IV financial aid, is expected to increase in the upcoming years. As more competitors are approved to participate in such programs, competition in the market will continue to intensify. We need to continue to innovate ahead of market requirements and emerging competitive models, or our offerings may become less successful which could materially and adversely affect our business, prospects, financial condition, results of operations and cash flows.

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
Period-ending total doctoral enrollment trends for Capella University continue to be negative. We are proactively seeking to attract doctoral enrollment through enhanced marketing, affordability and product offerings. We are also extending our learner success focus to the comprehensive and dissertation portion of the doctoral program.

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

In addition, there is increasing focus and pressure on higher education providers to improve affordability. Affordability includes tuition costs, time to completion, and professional outcomes. If we are unable to keep pace with market and external expectations regarding affordability, our business, financial condition, results of operations and cash flows could be adversely impacted.

Efforts to diversify our business outside of the traditional areas served by Capella University may adversely impact our financial performance.
As we expand CLS offerings and seek additional opportunities to grow our business and serve markets beyond those traditionally served by Capella University, including job-ready skills training, employer-based solutions, and non-degree programs, we will encounter strategic and operational challenges different than those within our core business. As we expand our business lines, some of our expanded offerings may present us with business, strategic and operational challenges with which we have limited experience. We may partner with others to identify candidates for these programs, place candidates with employers, provide content, and share revenue, refunds, information and intellectual property related to such programs. As such, the success of these programs may be dependent on the performance of third party partners over which we have limited control, and may result in greater refunds and fewer learner candidates and placements with employers than anticipated. If we offer refunds to learners that are not successfully employed within a certain period of time following completion of these programs, our revenue from these programs will also be more dependent on the quality of our learners in these programs and employment conditions than our traditional programs. Additionally, investing in diversification and innovation may require significant resources and negatively impact our operating income and cash flows. If we are unable to successfully capitalize on these opportunities, our business, financial condition, results of operations and cash flows would be adversely impacted.
We may pursue additional acquisition opportunities, which we may not do successfully and which may subject us to considerable business and financial risks.
We may continue to pursue additional acquisition opportunities. While we evaluate potential acquisitions on an ongoing basis, we may not be successful in assessing the value, strengths and weaknesses of acquisition opportunities or completing acquisitions on acceptable terms. For example, to the extent that our analysis and market studies performed by third parties are not accurate indicators of market, business and education trends, we may not appropriately evaluate or realize the future market growth or business opportunities in targeted programs, professions, geographic areas and business lines that we expect from an acquisition. Furthermore, we may not be successful in identifying acquisition opportunities, and suitable acquisition opportunities may not be made available or known to us. In addition, we may compete for certain acquisition targets with companies that have greater financial resources than we do. We may finance future acquisitions through cash provided by operating activities, borrowings under our bank credit facility, to the extent allowed by the terms of the credit facility, and/or other debt or equity financing. All of these financing mechanisms could reduce our cash available for other purposes.

We may incur significant expenses while pursuing acquisitions, which could negatively impact our financial condition and results of operations. Acquisitions that we complete may expose us to particular business and financial risks that include, but are not limited to:

•	Diverting management’s time, attention and resources from managing our business;

•	Incurring additional indebtedness and assuming liabilities;

•	Incurring significant additional capital expenditures and operating expenses to improve, coordinate or integrate managerial, operational, financial and administrative systems;

•	Experiencing an adverse impact on our earnings from non-recurring acquisition-related charges or the write-off or amortization of acquired goodwill and other intangible assets;

•	Failing to integrate the operations and personnel of the acquired businesses;

•	Failing to implement or maintain our centralized accounting, learner support, and information systems effectively and efficiently because of additional demands from expanded business;

•
Facing additional rules and regulations in new geographies and for new programs and endangering our compliance with applicable rules and regulations as the size and complexity of our business increases;

•	Facing operational difficulties in new markets or with new program or service offerings; and

•	Failing to retain key personnel and customers of the acquired businesses.
We may not be able to successfully manage acquired businesses or increase our cash flow from these operations. If we are unable to successfully implement our acquisition strategy or address the risks associated with acquisitions, or if we encounter unforeseen expenses, difficulties, complications or delays frequently encountered in connection with the integration of acquired entities and the expansion of operations, our growth and ability to compete may be impaired, we may fail to achieve acquisition synergies and we may be required to focus resources on integration of operations rather than other profitable areas. In addition, the increased costs associated with our acquisitions and capital expenditures aimed at organic growth may not be offset by corresponding increases in our revenues, which would decrease our operating margins.

We face intense and increasing competition in the postsecondary education market, especially in the online education market, which could decrease our market share, increase our cost of attracting learners and put downward pressure on our tuition rates.
Postsecondary education, especially in the online market, is highly competitive and becoming increasingly so as the industry is undergoing profound changes at an unprecedented rate. We compete with traditional public and private two-year and four-year colleges and other proprietary institutions, as well as corporate universities and software companies providing online education and training software. In addition, we face competition from various emerging nontraditional, credit-bearing and noncredit-bearing education programs. Each of these competitors may offer programs similar to ours at lower tuition levels as a result of government subsidies, government and foundation grants, tax-deductible contributions and other financial sources not available to all institutions. An increasing number of traditional colleges and community colleges are offering distance learning and other online education programs, including programs that are geared towards the needs of working adult learners. This trend has been accelerated by private companies that provide and/or manage online learning platforms for traditional colleges and community colleges. As the proportion of traditional colleges providing alternative learning modalities increases, we will face increasing competition for students from traditional colleges, including colleges with well-established reputations. As the online and distance learning segment of the postsecondary education market matures, we believe that the intensity of the competition we face will continue to increase.

This intense competition could make it more challenging for us to enroll students who are likely to succeed in our educational programs, which could adversely affect our enrollment levels and put downward pressure on our tuition rates, either of which could materially and adversely affect our business, financial condition, results of operations and cash flows.

The external demands for increased affordability will continue to impact our business. For example, as the market continues to mature, certain of our competitors have begun to reduce tuition rates or offer significant discounts in the form of grants or scholarships. Capella University, like other universities particularly in the proprietary sector, has increased our use of grants and scholarships to improve learner persistence and as incentive to increase demand. Continuation of this trend will further decrease the amount of tuition we receive from learners unless we can increase persistence and/or increase our spending to pursue new market opportunities. In addition, certain of our competitors have increased their focus on markets and learners that we have historically served, and these actions could increase costs and decrease our enrollments and revenue. As Capella University seeks to strengthen its employer alignment, we face increased competition in maintaining and developing new marketing relationships with corporations and other employers, particularly as employers become more selective as to which online universities they will encourage their current employees to attend and from which online universities they will hire prospective employees. These competitive factors could adversely affect our enrollments, revenue, business, financial condition, results of operations and cash flows.

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
We rely on third party vendors to provide services to us and our learners. While we monitor and assess the service of these vendors, it is possible their service and response levels may be less than ours, and that they may not have adequate business continuity planning. Some of our vendors are uniquely positioned to provide novel services not offered by others in the industry, such as vendors providing services related to implementation of the borrower-based academic year for direct assessment programs, increasing our dependency related to complex operational functions. In addition, using third party vendors increases compliance risk, if they do not adequately protect learners’ sensitive data or personally identifiable information, or if they do not comply with applicable federal or state regulations applicable to our business. In the event of any of those or related actions or omissions by third party vendors, our business, financial condition, results of operations and cash flows could be adversely impacted.

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

Our computer networks may also be vulnerable to cyber attacks such as unauthorized access, computer hackers, computer viruses, malware and other security problems and system disruptions. We engage with multiple information security assessment providers on a periodic basis to review, assess and remediate our information security program. We utilize this information to audit ourselves to ensure that we are continually monitoring the security of our technology infrastructure, but it is still vulnerable to threats. Circumvention of information security measures could lead to misappropriation of personally identifiable or proprietary information or cause interruptions or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these security breaches, respond to loss or exposure of data or to alleviate problems caused by these breaches, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches and restrict our use of personal information. We cannot guarantee that a breach, loss or theft of personal information will not occur. A breach, theft, or loss of personal information regarding our learners and their families or our employees that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in liability under state and federal privacy statutes and legal actions by state attorneys, general and private litigants, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We rely on exclusive proprietary rights and intellectual property that may not be adequately protected under current laws, and we encounter disputes from time to time relating to our use of intellectual property of third parties.
Our success depends in part on our ability to protect our proprietary rights. We rely on a combination of copyrights, trademarks, service marks, trade secrets, confidentiality agreements and practices, and other agreements to protect our proprietary rights. We rely on service mark and trademark protection in the United States and select foreign jurisdictions to protect our rights to the marks “CAPELLA,” “CAPELLA EDUCATION COMPANY,” and “CAPELLA UNIVERSITY,” as well as distinctive logos and other marks associated with our services. We rely on agreements under which we obtain rights to use course content developed by faculty members and other third-party content experts. We cannot guarantee that these measures will be adequate, that we have secured, or will be able to secure, appropriate protections for all of our proprietary rights in the United States or select foreign jurisdictions, or that third parties will not infringe upon or violate our proprietary rights. Despite our efforts to protect these rights, unauthorized third parties may attempt to duplicate or copy the proprietary aspects of our curricula, online resource material and other content. Our management's attention may be diverted by these attempts and we may need to use funds in litigation to protect our proprietary rights against any infringement or violation, which could have a material adverse effect on our business, financial condition, results of operation and cash flows.

We may encounter disputes from time to time over rights and obligations concerning intellectual property, and we may not prevail in these disputes. Third parties have in the past and may again in the future raise claims against us alleging an infringement or violation of the intellectual property of that third party. Some third party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid those intellectual property rights. Any such intellectual property claim could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether such claim has merit. Our general liability and cyber liability insurance may not cover potential claims of this type adequately or at all, and we may be required to alter the content of our classes or pay monetary damages or license fees to third parties, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our learner population and revenues could decrease if the government tuition assistance offered to U.S. Armed Forces personnel is reduced or eliminated, if the tuition discounts which we offer to U.S. Armed Forces personnel are reduced or eliminated, or if our informal arrangements with any military bases deteriorate.
Active duty members of the U.S. Armed Forces are eligible to receive tuition assistance from the government, which they may use to pursue postsecondary degrees. Our ability to accept such tuition assistance depends, in part, upon our continued compliance with federal regulations and any applicable memoranda of understanding with the Department of Defense and related agencies. We offer tuition discounts generally ranging from 10% to 15% to all members of the U.S. Armed Forces and immediate family members of active duty U.S. Armed Forces personnel. As of December 31, 2015, learners receiving a military discount comprised approximately 11% of total enrollment. We also have non-exclusive agreements with various educational institutions of the U.S. Armed Forces pursuant to which we have agreed to accept credits toward a Capella University degree from certain military educational programs.

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

Certain of our programs, especially at the master's and doctoral level, have specialized accreditations or program approvals which are desirable to our learners and may be important to learners obtaining licensure or certification in their chosen field of study. In addition, certain of our education-related programs are approved by the Minnesota Board of Teaching or other state higher educational oversight authorities. If we are unable to obtain or renew such accreditations or approvals in the future, our programs will be less attractive to prospective learners and our current learners in such programs will be negatively impacted. In addition, these specialized accrediting bodies or state agencies may impose requirements which adversely impact our business, such as limiting or closing enrollments to certain programs, imposing specific faculty to learner ratios or dictating the way in which we name and market related programs. These situations could adversely affect our business, financial condition, results of operations and cash flows.

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
Building awareness of Capella University and the programs we offer among working adult professionals, Capella's primary target market, is critical to our ability to attract prospective learners. If we are unable to successfully market and advertise our educational programs, Capella University's ability to attract and enroll prospective learners in such programs could be adversely affected, and consequently, our ability to increase revenue or maintain profitability could be impaired. It is also critical to our success that we convert these prospective learners to enrolled learners in a cost-effective manner and that these enrolled learners remain active in our programs. Some of the factors that could prevent us from successfully enrolling and retaining learners in our programs include:

•	The emergence of more successful competitors;

•	Factors related to our marketing, including the costs of Internet advertising and broad-based branding campaigns;

•	Performance problems with our online systems;

•	Failure to maintain accreditation;

•	Learner dissatisfaction with our services, programs and outcomes, including with our customer service and responsiveness;

•	Adverse publicity regarding us, our competitors, or online or proprietary education in general;

•	Price reductions by competitors that we are unwilling or unable to match;

•	Increased regulation of online education, including in states in which we do not have a physical presence;

•	A decrease in the perceived or actual economic benefits that learners derive from our programs;

•	Litigation or regulatory investigations that may damage our reputation;

•	Difficulties in executing on our strategy as a preferred provider to employers for the vertical markets we serve; and

•	Challenges building and leveraging our presence in social media and mobile-device services.

If we are unable to continue to develop awareness of Capella University and the programs we offer, and to enroll and retain learners, our enrollments would suffer and our ability to increase revenues and maintain profitability would be significantly impaired.

We may experience lower revenues per learner, reduced margins and higher default rates if our degree mix changes unfavorably.
The ratio of learners in our bachelor’s, master’s and doctoral programs shifts over time due to program offerings, competition in the market, learner demand, employment rates, economic conditions and other factors. For example, our bachelor’s programs have historically generated lower retention rates, higher default rates, and higher bad debt expense compared to our graduate level programs. Also, master's and bachelors programs have historically generated lower revenues per learner compared to our doctoral programs. As the mix of our learners continues to be subject to variability in the future, we may experience these and other effects which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Market Information
Our common stock trades on the Nasdaq Global Market under the symbol “CPLA.” The following table sets forth, for the periods indicated, the high and low closing sales price of the Company’s common stock as reported on the Nasdaq Global Market as well as the per share amount of cash dividends declared on common stock.

	High	Low	Cash Dividends Declared on Common Stock
2015
First Quarter (January 1, 2015 – March 31, 2015)	$74.52	$64.19	$0.37
Second Quarter (April 1, 2015 – June 30, 2015)	$67.88	$51.22	$0.37
Third Quarter (July 1, 2015 – September 30, 2015)	$55.25	$47.15	$0.37
Fourth Quarter (October 1, 2015 – December 31, 2015)	$56.10	$43.99	$0.39
2014
First Quarter (January 1, 2014 – March 31, 2014)	$72.08	$59.70	$0.35
Second Quarter (April 1, 2014 – June 30, 2014)	$64.09	$53.82	$0.35
Third Quarter (July 1, 2014 – September 30, 2014)	$68.22	$54.70	$0.35
Fourth Quarter (October 1, 2014 – December 31, 2014)	$76.96	$59.91	$0.37

Holders
As of February 11, 2016, there were approximately 28 holders of record of our common stock, which includes nominees or broker dealers holding stock on behalf of beneficial owners.

Dividends
On December 9, 2015, the Board of Directors declared a dividend of $0.39 per share of common stock to shareholders of record as of December 23, 2015 to be paid on January 15, 2016. There is no guarantee that dividends will be declared in the future, and payment of dividends will be at the discretion of the Board of Directors and will be dependent on projections of future earnings, cash flow, financial requirements of the Company and other factors as the Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters, which is incorporated herein by reference.

Performance Graph
The following graph compares the cumulative total return of our common stock, an industry peer group index, and the Nasdaq Composite Index from December 31, 2010 through December 31, 2015. We believe our industry peer group represents the majority of the market value of publicly traded companies whose primary business is postsecondary education.

The returns set forth on the following graph are based on historical results and are not intended to suggest future performance. The performance graph assumes $100 investment on December 31, 2010 in either our common stock, the companies in our industry peer group, or the Nasdaq Composite Index. Data for the Nasdaq Composite and our peer groups assume reinvestment of dividends.

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

Recent Sales of Unregistered Securities
None.

Use of Proceeds
Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended December 31, 2015, the Company used $7.5 million to repurchase 155 thousand shares of common stock under its repurchase program.(1) Its remaining authorization for common stock repurchases was $56.0 million at December 31, 2015. The following presents the Company's share repurchases during the quarter ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs(2)
10/1/2015 to 10/31/2015	68,154	$50.92	68,154	$10,074,517
11/1/2015 to 11/30/2015	62,080	$45.83	62,080	$7,229,223
12/1/2015 to 12/31/2015	24,861	$47.65	24,861	$56,044,685
Total	155,095	$48.36	155,095	$56,044,685

(1)
The Company announced its current share repurchase program in July 2008. As of December 31, 2015, the Company's Board of Directors has authorized repurchases up to an aggregate amount of $335.7 million in value of common stock under the current program. The Board of Directors authorizes the Company to repurchase outstanding shares of common stock, from time to time, depending on market conditions and other considerations. There is no expiration date on the repurchase authorizations, and repurchases occur at the Company's discretion.

(2)	On December 9, 2015, the Company's Board of Directors approved a $50.0 million increase to its existing share repurchase program.

Item 6.	Selected Financial Data
The following tables set forth our selected consolidated financial and operating data as of the dates and for the periods indicated. You should read this data together with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of income data for each of the years in the three-year period ended December 31, 2015, and the selected consolidated balance sheet data as of December 31, 2015 and 2014, have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of income data for the years ended December 31, 2012 and 2011, and selected consolidated balance sheet data as of December 31, 2013, 2012 and 2011, have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results of operations to be expected for future periods.

	Year-Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Statements of Income:
Revenues	$430,267	$421,967	$415,623	$421,890	$430,043
Operating income	$67,033	$64,095	$59,877	$59,383	$80,102
Net income attributable to Capella Education Company	$40,188	$37,943	$35,203	$36,477	$52,115
Diluted net income attributable to Capella Education Company per common share	$3.27	$3.03	$2.80	$2.76	$3.40
Weighted average number of common shares outstanding, diluted	12,301	12,535	12,566	13,220	15,314

	Year-Ended December 31,
	2015	2014	2013	2012	2011
Other Data:	(in thousands, except per share amounts and enrollments)
Depreciation and amortization (a)	$22,673	$23,798	$25,877	$29,255	$24,165
Net cash provided by operating activities	$60,327	$65,188	$69,349	$64,828	$80,304
Capital expenditures	$20,641	$20,584	$18,728	$23,278	$29,587
EBITDA (b)	$89,706	$87,893	$85,754	$88,824	$104,839
Free cash flow (c)	$39,686	$44,604	$50,621	$41,550	$50,717
Dividends declared per common share	$1.50	$1.42	$0.35	$—	$—
Total enrollment (d)	36,976	36,309	35,432	36,329	37,704

	As of December 31,
	2015	2014(f)	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and current portion of marketable securities	$115,549	$123,622	$142,439	$115,499	$127,044
Working capital (e)	$103,227	$103,240	$116,567	$104,163	$112,749
Total assets	$250,355	$251,548	$250,249	$212,888	$235,473
Long term liabilities	$6,437	$9,223	$12,045	$18,945	$23,215
Shareholders’ equity	$197,879	$195,034	$182,019	$152,102	$162,599

(a)
Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets. Amortization includes amounts related to purchased software, capitalized website development costs, internally developed software, and acquired intangible assets.

(b)
EBITDA consists of net income attributable to Capella Education Company minus other income (expense), net plus income tax expense and plus depreciation and amortization. Other income (expense), net consists primarily of charges related to our credit facility and the change in the fair value of the RDI contingent consideration liability, net of interest income earned on marketable securities. We use EBITDA as a measure of operating performance. However, EBITDA is not a recognized measurement under U.S. generally accepted accounting principles (GAAP) and when analyzing our operating performance, investors should use EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow, as it does not consider certain cash requirements such as tax payments.

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

The following table provides a reconciliation of net income to EBITDA:

	Year-Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Net income attributable to Capella Education Company	$40,188	$37,943	$35,203	$36,477	$52,115
Other (income) expense, net	218	725	179	45	(1,811)
Income tax expense	26,627	25,427	24,495	23,047	30,370
Depreciation and amortization	22,673	23,798	25,877	29,255	24,165
EBITDA	$89,706	$87,893	$85,754	$88,824	$104,839

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

The following table provides a reconciliation of cash flow from operating activities to free cash flow:

	Year-Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Net cash provided by operating activities	$60,327	$65,188	$69,349	$64,828	$80,304
Capital expenditures	(20,641)	(20,584)	(18,728)	(23,278)	(29,587)
Free cash flow	$39,686	$44,604	$50,621	$41,550	$50,717

(d)	Total enrollment reflects the total number of learners registered in a course as of the last day of classes for such periods.

(e)	Working capital is calculated by subtracting total current liabilities from total current assets.

(f)
Working capital, total assets, and long-term liabilities for 2014 were revised due to the retrospective adoption of Accounting Standard Update (ASU) 2015-17, requiring that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet, as of December 31, 2015. Periods prior to 2014 were not revised because the impact was not material.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the consolidated financial statements and the related notes included elsewhere in this report.

Overview
Executive Overview
We are an online postsecondary education services company. As of December 31, 2015, our wholly owned subsidiaries included the following:

•
Capella University (the University) offers a variety of doctoral, master’s and bachelor’s programs, primarily for working adults, in the following markets: public service leadership, nursing and health sciences, social and behavioral sciences, business and technology, undergraduate studies, and education. We focus on master's and doctoral degrees, with 72% of our learners enrolled in a master’s or doctoral degree program. Our academic offerings are built with competency-based curricula and are delivered in an online format that is convenient and flexible. We design our offerings to help working adult learners develop specific competencies they can employ in their workplace. We actively support and engage with our learners throughout their programs to enhance their prospects for successful program completion. We believe the relevance of our programs, combined with a focus on working adult professionals and offering the most direct path to learners' professional and academic goals, sets Capella apart in the education space. At December 31, 2015, we offered over 1,840 online courses and 48 academic programs with 163 specializations to nearly 37,000 learners.

•
Arden University, Ltd. (Arden University), formerly known as Resource Development International Limited (RDI), is an independent provider of United Kingdom (UK) university distance learning qualifications that markets, develops, and delivers programs worldwide via its offices and partners across Asia, North America, Africa and Europe. Arden University's online distance learning offerings span from degree-entry programs to doctoral level programs and are offered in a variety of disciplines, including business, management, psychology, law, and computing. RDI received confirmation in August 2015 that it met the criteria for university title in the UK and could begin operating as Arden University. It has begun developing its own UK degrees, and expects to offer them later in 2016. Arden University provides access to the international higher education market, with a presence in the UK and certain other countries. On February 11, 2016, the Company announced its intention to sell Arden University and has begun a process to do so.

•	Sophia Learning, LLC (Sophia) is an innovative learning platform leveraging technology to support self-paced learning, including credits eligible for transfer to over 2,000 college and universities.

•
Capella Learning Solutions (CLS) provides online non-degree, high-demand, job-ready skills, training solutions and services to individuals and corporate partners which are delivered through Capella's learning platform.

We believe we have the right strategies in place to drive long-term growth by supporting the success of our learners in their programs at Capella, offering degrees that provide the most direct path between learning and employment, optimizing our marketing strategy, and extending our capabilities in competency-based education to establishing new growth platforms. Our technology platforms and the unique talents of our faculty and employees enable these strategies. We will continue to invest in these enablers to strengthen the foundation and future of our business.

Key Trends, Developments and Challenges
The following developments and trends present opportunities, challenges and risks toward achieving our goal of providing attractive returns to our shareholders:

•
Innovation. We operate in a very competitive market environment. While we have demonstrated that we can effectively compete and differentiate in our market, our long-term success will depend on our ability to continue innovating around our competency-based learning capacities to develop new academic models and developing new business models. We will need to balance investments that may put pressure on near-term operating income performance with our goal to achieve operating performance improvements and deliver short and long-term shareholder value.

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

In 2015, new enrollment grew by 3.4 percent on an annual basis compared to 8.7 percent in 2014. New enrollment is calculated from the last day a new learner can drop a course without financial penalty. Compared to the prior year, early cohort persistence improved by approximately two percent during 2015. Early cohort persistence measures the four-quarter weighted moving average new cohort persistence rate during a learner's first four quarters of enrollment.

New enrollment growth characteristics tend to differ by degree program due to different market dynamics. During 2015, overall new enrollment growth was led by our master’s programs, partially offset by new enrollment declines in our bachelor's programs.

In 2015, end-of-period total enrollment grew by 1.8 percent compared to 2.5 percent in 2014. Total enrollment growth was primarily driven by strong growth in our master's programs, partially offset by total enrollment declines in our doctoral programs.

•
Doctoral enrollment. During 2015, year-over-year doctoral total enrollment declined by 4.5 percent compared to 5.6 percent in 2014. It will take time for our doctoral programs to return to enrollment growth due to a combination of factors, including the extended length of doctoral programs, which requires sustained significant new enrollment growth improvements to offset negative total enrollment trends, stronger doctoral graduations, as well as our continued learner success efforts at the doctoral level. Our doctoral offerings are comprised of professional doctorate programs and PhD programs. Enrollment in our professional doctorate programs has increased. At the same time, PhD enrollment, which represents the largest component of our doctoral offerings, has been declining. The primary difference between PhD and professional doctorate programs is the intent and deliverable of the independent research phase. Compared to a PhD, professional doctorate programs can potentially offer a more affordable and direct path to the educational goals of certain professionals.

As part of our doctoral learner success initiative, we are focusing on learners that are not making sufficient and timely academic progress in the comprehensive and dissertation phase of their programs. In our doctoral offering, market demand for professional doctorate programs is currently stronger than for PhD programs. We are supporting the return to doctoral growth by focusing on redesigning our program offerings, improving affordability, and expanding our doctoral portfolio, including creating new professional doctorate programs. The doctoral learner success initiatives and the continued pressure on doctoral enrollment growth are expected to negatively impact our operating performance, including in 2016.

•
Learner success. As we continue to position Capella to drive sustainable growth, we are focused on improving learner success rates particularly in the first four quarters of enrollment while maintaining a high standard of academic quality and rigor. The first four quarters of enrollment are particularly critical since learners tend to persist at a very high rate after that time period. In 2015, we achieved a two percent improvement over the prior year in early cohort persistence. Going forward, we will increasingly focus on the entire learner lifecycle. Certain initiatives to improve learner success can affect our growth and profitability in the near-term. However, we believe these efforts are in the best interest of our learners and over the long-term will enhance Capella’s brand and reputation, which, in turn, positions us for more sustainable long-term growth. Learner success initiatives include the following:

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

•
Piloting, implementing, and optimizing programs to create personalized pathways for different learner groups which focus on transitioning learners into the online environment, creating a supportive community, and providing a proactive support structure;

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

Our comprehensive marketing strategy is designed to produce long-term efficiencies and increase our ability to attract high-quality learners on a sustainable basis. We will continue to optimize our strategy and develop our marketing analytics capabilities to continue to deliver long-term sustainable growth. Some of our initiatives may adversely impact our new enrollment, revenues, and operating margins for a period as we pursue improved long-term results. However, our continued annual total enrollment growth gives us confidence that we have the right strategy in place.

•
Establishing new growth platforms. We seek to drive long-term growth that is an extension of our core competencies into new and expanded markets. One of our key growth platforms is FlexPath. FlexPath is a new learning model that decouples from the credit-hour requirements and allows learners to complete coursework at their own pace and complete activities to demonstrate specific competencies by the end of the learner’s 12-week subscription period. Capella University was the first institution with approval from the Higher Learning Commission and the Department of Education to offer and provide Title IV funding for programs at the Bachelor's and Master's degree levels. These approvals allow learners enrolled in FlexPath to apply for federal financial aid. Only a few other universities received approvals by their accreditor and the Department of Education to offer similar programs.

Capella currently offers six FlexPath programs. In September 2015, we received Higher Learning Commission approval to begin offering the Registered Nurse-to-Bachelor of Science in Nursing (RN-to-BSN) specialization in the FlexPath model. We are awaiting Department of Education approval for the RN-to-BSN specialization for Title IV eligibility.

The FlexPath direct assessment model provides an opportunity to expand our served market and drive affordability through lower tuition costs, reduced time to completion, and increased flexibility. Our goal is to ensure learners have the right experience and that we understand what our learners need to succeed. As we continue to learn and gain experience, we will refine the academic model and evolve the business model for FlexPath. At December 31, 2015, approximately 7 percent of total Bachelor's and Master's learners are enrolled in FlexPath courses.

•
CLS offerings. In 2013, the Company introduced the first set of offerings of CLS - online training solutions and services to corporate partners. In late 2015, CLS expanded its offerings to include non-degree, high-demand, job-ready skills and training solutions and services to individuals and corporate partners. In 2016, we plan to continue expanding our non-degree online training offerings, including through our relationships with CareerBuilder and the International Institute for Analytics (IIA).

•
Redesign of programs and specializations. We continue to evaluate our existing offerings for opportunities to drive affordability and speed to competency, enhance learner success, meet employer needs, maintain programmatic approvals and fulfill evolving regulatory standards. Utilizing our competency-based curriculum mapping, we are focused on maximizing efficiencies in our existing programs, resulting in improved learning and career outcomes.

•
Current market and regulatory environment. The environment remains very competitive. We believe our initiatives to improve learner success and innovation in our academic and business model will position us to continue to be a leader in the online postsecondary education market. Additionally, we are working to even more closely align with employers. Developments in the federal regulatory environment impact us as well, including the enacting of Gainful Employment (GE) rules and the reauthorization of the Higher Education Act of 1965, as amended, and the current Department of Education rulemaking processes. Many states have also become more active in regulating online education, especially regarding approval to operate requirements, and enforcement of consumer protection laws by state attorneys general, with a focus on proprietary institutions. While we have a strong track record of regulatory compliance, such actions, even if not directed at Capella University, may result in unforeseen consequences and may make our operating environment more challenging.

•
Lease amendment. On April 3, 2014, we accepted notice to activate an amendment to our current lease for our premises at 225 South Sixth Street in Minneapolis, MN. Pursuant to the amendment, in June 2014, we returned 54,940 square feet of our previously leased space of 426,165 square feet. Employees located in this area were relocated to other areas within our remaining space. We recorded a charge of approximately $2.6 million in connection with this amendment and also consolidated other leased office space resulting in an additional charge of $0.1 million during the year-ended December 31, 2014. These amounts are included within the lease amendment charge line item of the consolidated statements of income.

•
Divestiture of Arden University. On February 11, 2016, we announced our intention to divest Arden University. While we have begun a process to sell Arden, we cannot predict when such a sale will occur or the terms of the sale.

Regulatory Environment

•
U.S. Legislation and Congressional Activity. It is unclear when Congress will reauthorize the Higher Education Act (HEA) which governs federal financial assistance for higher education. When reauthorization of HEA is considered, it will create opportunity to expand innovation in the delivery of higher education. As with any new legislation, there is also a risk of unintended consequences from new laws and regulatory requirements. Capella maintains strong relationships with policy makers and a reputation for quality. We will work to be a constructive voice in any dialogue on innovation in higher education.

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

•
Gainful Employment (GE). The Department of Education published a final rule on October 30, 2014 that went into effect on July 1, 2015. Litigation surrounding this rule has been unsuccessful thus far as the U.S. District Court for the District of Colombia found in favor of the Department of Education on June 23, 2015. The plaintiff announced on July 2, 2015 that it would appeal the District Court decision, and briefs were filed in late 2015. Oral argument for the appeal took place on January 22, 2016, and a decision should be forthcoming in mid-2016. The final rule applies to all GE programs, which include non-degree programs at public and private non-profit institutions, and all programs offered by proprietary institutions. The rule establishes a “debt-to-earnings” (DTE) ratio that GE programs must satisfy over the course of annual measurement periods to remain eligible for Title IV federal student aid. We do not know which of our programs, if any, will be impacted by the DTE ratio requirements and will not know until we receive earnings data from the Department of Education, which we expect in mid-2016. We have taken and continue to take steps to avoid or mitigate potential adverse consequences, but it remains possible that one or more of our programs could be determined to be in the “zone” or “fail” the initial or future calculations, as those terms are defined in the rule. The final rule also requires institutions to provide certifications regarding a GE program’s satisfaction of programmatic accreditation and state licensure requirements as part of the institutional program participation agreements with the Department of Education. The certification requirements went into effect on December 31, 2015 in connection with the Department of Education's program participation agreement recertification; however, new programs introduced between July 1 and December 31, 2015 were to be certified prior to such program’s introduction to establish eligibility for Title IV federal financial aid. We worked with the Department of Education to clarify various issues related to the new certification requirements, and certified our programs as required by the final GE rule and requirements of the Department of Education. The final rule also includes requirements for the reporting of student and program data by institutions to the Department of Education and expands the disclosure requirements that have been in effect since July 1, 2011. The rule makes other conforming and technical revisions to the Title IV program participation agreement and related regulations.

•
Current negotiated rulemaking. On August 8, 2014, the Department of Education published a Notice of Proposed Rulemaking ("NPRM") on the definition of “adverse credit” for borrowers in the Federal Direct PLUS Loan Program. The NPRM reflects agreed upon language established by the negotiated rulemaking committee. A final rule was published on October 23, 2014 with an effective date of July 1, 2015. On October 20, 2015, the Department of Education announced their intention to establish a negotiated rulemaking committee to prepare regulations that determine which acts or omissions of an institution of higher education a borrower may assert as a defense to repayment of a Title IV loan, and the consequences of such borrower defenses for borrowers, institutions and the Department. The first round of negotiations occurred January 12-14, 2016. The remainder of negotiations are scheduled for February 17-19, 2016 and March 16-18, 2016.

•
On October 30, 2015, the Department of Education published final rules on cash management, repeat coursework and clock to credit hour conversion. With the exception of a few provisions within the cash management rule that provide an extra year for implementation, the rules generally become effective on July 1, 2016. No other NPRMs from this round of negotiated rulemaking have been issued.

•
On December 19, 2014, the Department of Education announced its intention to establish a negotiated rulemaking committee to: (1) develop regulations to establish a new Revised Pay as You Earn (REPAYE) repayment plan for those not covered by the existing PAYE Repayment Plan in the Federal Direct Loan Program; and (2) set forth procedures for Federal Family Education Loan (FFEL) Program loan holders to use in identifying U.S. military servicemembers who may be eligible to receive a lower interest rate on their FFEL Program loans. A final rule was issued on October 30, 2015, establishing an effective date of December 2015.

•
Program Participation Agreement. The Department of Education approved Capella University's Program Participation Agreement (PPA) in August 2014. Capella University is fully certified by the Department of Education to participate in Title IV programs through June 30, 2020.

•
Student Loan Cohort Default Rates. To remain eligible to participate in Title IV programs, an educational institution's student loan cohort default rates must remain below certain specified levels. Under current regulations, an educational institution will lose its eligibility to participate in Title IV programs if its three-year measuring period student loan cohort default rate equals or exceeds 30% for three consecutive cohort years, or 40% for any given year. Capella University's three-year cohort default rates for the 2012, 2011, and 2010 cohorts are 8.9%, 13.0%, and 10.9% respectively. The latest decrease is in part due to our learner success initiatives and our efforts to help our learners make informed financial decisions both during and after the time they are at Capella, including educating learners about repayment options. The average cohort default rates for proprietary institutions nationally were 15.8%, 19.1%, and 21.8% in fiscal years 2012, 2011, and 2010 respectively.

Overview of Revenues and Expenses
Revenues. Revenues consist principally of tuition. During each of the years ended 2015, 2014, and 2013 tuition represented approximately 99.0%, 98.6%, and 98.1% of our revenues, respectively. Factors affecting our revenues include: (i) the number of enrollments; (ii) the number of courses per learner; (iii) our degree and program mix; (iv) the number of programs and specializations we offer; (v) annual tuition adjustments; and (vi) the amount of scholarships, tuition discounts, and learner success grants offered to learners.

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

The following is a summary of our Capella University learners as of the last day of classes for the years ended December 31, 2015, 2014, and 2013:

	Year-Ended December 31,
	2015	2014	2013
Doctoral	9,645	10,100	10,700
Master’s	16,882	15,700	14,931
Bachelor’s	9,454	9,500	8,828
Other	995	1,009	973
Total	36,976	36,309	35,432

Tuition and fees. Our Capella University tuition rates vary by type and length of program and by degree level, such as doctoral, master’s or bachelor’s. For all learners in our credit hour master’s and bachelor’s programs, tuition is charged on a per course basis. Prices per course for credit hour programs ranged from approximately $1,400 to $2,600 for the 2015-2016 academic year (beginning in July 2015) and from $1,400 to $2,600 for the 2014-2015 academic year (beginning in July 2014). The price of the course varies based upon the number of credit hours, the degree level of the program and the discipline.

The majority of doctoral programs are priced at a fixed quarterly amount ranging from approximately $4,300 to $4,700 per learner for the 2015-2016 academic year and from $4,300 to $4,700 per learner for the 2014-2015 academic year, regardless of the number of courses in which the learner was registered. For select doctoral programs, tuition is charged on a per course basis. Prices per course ranged from $2,600 to $4,400 for the 2015-2016 academic year and from $2,600 to $4,400 for the 2014-2015 academic year.

Learners in FlexPath master's and bachelor's programs are charged tuition at a flat amount per each 12 week subscription period. There is no maximum course load during each subscription period, however a maximum of two FlexPath courses can be taken at any one time. Tuition for bachelor's level FlexPath programs was $2,000 to $2,500 per 12 week subscription period in the 2015-2016 academic year, and $2,000 per 12 week subscription period in the 2014-2015 academic year. Tuition for master's level FlexPath programs ranged from $2,200 to $2,400 per 12 week subscription period for the 2015-2016 academic year and was $2,200 per subscription period for the 2014-2015 academic year.

“Other” in the enrollment table above refers primarily to certificate-seeking learners. Certificate programs generally consist of four courses, and the price of a course depends on the number of credit hours and the discipline. Prices per course in certificate programs generally ranged from approximately $1,600 to $4,000 for the 2015-2016 academic year and from $1,500 to $2,600 for the 2014-2015 academic year. Tuition for FlexPath certificate programs was $2,200 per quarter for both the 2015-2016 and 2014-2015 academic years.

Tuition increases have not historically been, and may not be in the future, consistent across our programs and specializations due to market conditions, program differentiation or changes in operating costs that have an impact on price adjustments of individual programs or specializations. Capella University implemented a weighted average tuition increase of 1.8% for the 2015-2016 academic year.

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

A large portion of our learners rely on funds received under various government-sponsored student financial aid programs - predominantly Title IV programs - to pay a substantial portion of their tuition and other education-related expenses. During the years ended December 31, 2015, 2014, and 2013, approximately 75%, 77%, and 78%, respectively, of our revenues (calculated on a cash basis) were attributable to funds derived from Title IV programs. In addition to Title IV funding, our learners receive financial aid from other governmental sources, tuition reimbursement from their employers or the Department of Defense or finance their education with their own funds or through private financing institutions.

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

Other income (expense), net. Other income (expense), net consists primarily of interest income earned on cash, cash equivalents and marketable securities and charges related to our credit facility.

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

We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition. Tuition revenue represented approximately 99.0%, 98.6%, and 98.1% of our revenues recognized for each of the years ended December 31, 2015, 2014, and 2013, respectively. Traditional course tuition revenue is deferred and recognized as revenue ratably over the period of instruction, which is generally from one and a half to three months. If a learner withdraws or drops a course, we follow the University refund policy, which generally is: 100 percent refund through five days, 75 percent refund from six to twelve days, and zero percent refund for the remainder of the period. The refund policy varies slightly for learners within certain states due to state rules or regulations. We do not recognize revenue for learners who enroll but never engage in the courseroom. Refunds are recorded as a reduction of revenue in the period that the learner withdraws from a course. When we are required to return Title IV funds to the Department of Education, the learner is not released from his or her payment obligation to the University.

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

Allowance for doubtful accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our learners to make required payments. We determine the allowance for doubtful accounts amount based on an analysis of our accounts receivable portfolio and historical write-off experience, current economic conditions, recoveries and trends.

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

During the years ended December 31, 2015, 2014, and 2013, we recognized bad debt expense of $14.3 million, $14.8 million, and $15.1 million, respectively. As of December 31, 2015 and 2014, the allowance for doubtful accounts was $6.7 million and $6.6 million, respectively, which represented 26.0% and 26.8% of gross accounts receivable as of the respective dates. A one percent change in our allowance for doubtful accounts as a percentage of gross accounts receivable as of December 31, 2015 would have resulted in a change in pre-tax income of $0.3 million.

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

The fair value of our service-based stock options is estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year-Ended December 31,
	2015	2014	2013
Weighted-average exercise price (1)	$65.40	$64.82	$32.26
Expected life (in years) (2)	4.56	4.53	4.47
Expected volatility (3)	42.35%	41.76%	46.38%
Risk-free interest rate (4)	1.46%	1.37%	0.74%
Dividend yield (5)	2.53%	2.16%	—%
Weighted-average fair value of options granted	$19.46	$19.52	$12.46

(1)	The weighted-average exercise price is equal to the Company's weighted-average stock price as of the grant date during each of the respective years.

(2)	The expected life of our options granted during the years ended December 31, 2015, 2014, and 2013 is based upon our historical stock option exercise, forfeiture, and expiration activity.

(3)
The expected volatility assumption for the years ended December 31, 2015, 2014, and 2013 is based upon the Company's historical stock price for a period commensurate with the expected life of the options.

(4)	The risk-free interest rate assumption is based upon the U.S. Treasury zero coupon yield curve on the grant date for a maturity similar to the expected life of the options.

(5)
The dividend yield assumption is based on our history and expectation of regular dividend payments. We initiated a quarterly cash dividend in the fourth quarter of 2013. Prior to this time, we had not historically paid dividends.

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

The following table illustrates how changes to the Black-Scholes option pricing model assumptions would affect the weighted-average fair values as of the grant date for grants made during fiscal year 2015:

	Expected Volatility
Expected Life (Years)	37.4%	42.4%	47.4%
4.1	$16.42	$18.65	$20.84
4.6	$17.10	$19.46	$21.65
5.1	$17.70	$20.10	$22.43

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

We completed our fiscal year 2015 goodwill impairment test for the Arden University reporting unit using the first day of the fourth quarter as the assessment date, and did not identify any impairment charges for the year-ended December 31, 2015 as the estimated fair value of the reporting unit exceeded the carrying value in the step one impairment test. We performed step one of the quantitative goodwill impairment test using a combination of an income-based approach and a market-based approach to determine fair value.

The income approach consisted of a discounted cash flow model that included probability weighted projections of future cash flows for the Arden University reporting unit under various scenarios, calculating a terminal value, and discounting such cash flows by a risk-adjusted rate of return. The determination of fair value of the Arden University reporting unit primarily consists of using unobservable inputs under the fair value measurement standards. We believe the most critical assumptions and estimates in determining the estimated fair value of the Arden University reporting unit, include, but are not limited to, the following:

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

•
Discount rate. The discount rate is based on our assumption of a prudent investor's required rate of return for assuming the risk of investing in a particular company in a specific country. We assumed a discount rate of 19 percent to reflect the relevant risks of the Arden University reporting unit. The discount rate could increase by more than 10% of the discount rate currently utilized, and the reporting unit would continue to have fair value in excess of carrying value.

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

We utilized an equal weighting of 50 percent for the income approach and 50 percent for the market approach in determining the fair value of the Arden University reporting unit. The income and market approaches yielded similar resulting fair values and the application of different weighting methodologies would not have had a significant impact on the results of the step-one impairment test.

We believe that the assumptions used in the goodwill impairment tests are consistent with a reasonable market participant view while employing the concept of highest and best use of the asset.

Finite-lived intangible assets that are acquired in business combinations are recorded at fair market value on their acquisition date and are amortized on a straight-line basis to reflect the economic useful life of the asset. As of December 31, 2015 and 2014, we did not have any indefinite-lived intangible assets.

We review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered not recoverable, a potential impairment loss would be recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally determined using a discounted cash flow approach.

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

At December 31, 2015, the Company has net operating loss carryforwards of $15.5 million for UK income tax purposes and $1.4 million for Hong Kong purposes, which do not expire.

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

During 2012, the Company concluded that it was more-likely-than-not that its UK deferred tax assets would not be fully realized, a position we continue to assert. During 2015, the UK valuation allowance was increased by $0.3 million primarily as a result of net operating losses in our UK subsidiary. During 2015, we were no longer able to conclude that it was more-likely-than-not that our Hong Kong deferred tax assets would be fully realized, primarily as a result of continuing net operating losses. Therefore, during 2015, we recorded a charge to establish a valuation allowance of $0.2 million related to our Hong Kong deferred tax assets.

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

At December 31, 2015, our net deferred tax liability was $1.5 million. The valuation allowance of $3.1 million primarily relates to our UK and Hong Kong deferred tax assets not expected to be utilized in the future.

We are subject to U.S. federal income tax and multiple state jurisdictions, as well as UK corporation tax and Hong Kong profits tax. During 2014, both an Internal Revenue Service (IRS) income tax audit for the 2010 tax year and a New York state income tax audit for tax years 2008-2010 were completed without significant findings. During 2015, the state of Illinois notified the Company that they will be conducting an audit of the Company’s 2012 and 2013 tax filings. The audit is expected to commence during the first quarter of 2016. No other income tax audits are ongoing or pending as of December 31, 2015.

For U.S. federal and UK corporation tax purposes, the statute of limitations remains open on tax years from 2012. For Hong Kong, the statute of limitations is 6 years and for state purposes, the statute of limitations varies by jurisdiction, but is generally from 3 to 5 years.

We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. As of December 31, 2015, we had $27 thousand of total gross unrecognized tax benefits. Of this total, $18 thousand (net of the federal benefit on state issues), represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

We continue to recognize interest and penalties related to uncertain tax positions in income tax expense. We recognized $2 thousand, $2 thousand, and $5 thousand in interest and penalties related to uncertain tax positions in income tax expense during the years ended December 31, 2015, 2014, and 2013, respectively.

We do not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months. In the fourth quarter of 2015, the statute of limitations expired on approximately $11 thousand in unrecognized tax benefits related to state issues from tax years 2010-2011. In the fourth quarter of 2016, the statute of limitations will expire on approximately $5 thousand in unrecognized tax benefits related to state issues from tax year 2012.

Results of Operations
Year-Ended December 31, 2015 Compared to Year-Ended December 31, 2014
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the year-ended December 31, 2015 compared to the year-ended December 31, 2014.

	Year-Ended December 31,
	$ (in thousands)		$ Change	% Change	% of Revenue
	2015	2014	2015 vs. 2014		2015	2014	2015 vs. 2014
Revenues	$430,267	$421,967	$8,300	2.0%	100.0%	100.0%	—%
Costs and expenses:
Instructional costs and services	189,852	185,503	4,349	2.3	44.1	44.0	0.1
Marketing and promotional	104,413	99,790	4,623	4.6	24.3	23.6	0.7
Admissions advisory	29,193	28,042	1,151	4.1	6.8	6.6	0.2
General and administrative	39,776	41,847	(2,071)	(4.9)	9.2	9.9	(0.7)
Lease amendment charges	—	2,690	(2,690)	(100.0)	—	0.6	(0.6)
Total costs and expenses	363,234	357,872	5,362	1.5	84.4	84.8	(0.4)
Operating income	67,033	64,095	2,938	4.6	15.6	15.2	0.4
Other expense, net	(218)	(725)	507	(69.9)	(0.1)	(0.2)	0.1
Income before income taxes	66,815	63,370	3,445	5.4	15.5	15.0	0.5
Income tax expense	26,627	25,427	1,200	4.7	6.2	6.0	0.2
Effective tax rate	39.9%	40.1%
Net income	$40,188	$37,943	$2,245	5.9%	9.3%	9.0%	0.3%

	December 31,
Enrollment by Degree (a):	2015	2014	% Change
Doctoral	9,645	10,100	(4.5)%
Master's	16,882	15,700	7.5%
Bachelor's	9,454	9,500	(0.5)%
Other	995	1,009	(1.4)%
Total	36,976	36,309	1.8%

(a) Enrollment as of December 31, 2015 and 2014 is the enrollment as of the last day of classes for the quarter ended December 31, 2015 and 2014, respectively. Quarterly average total Capella University enrollment increases were 3.7 percent and 0.6 percent for the years-ended December 31, 2015 and 2014, respectively.

Revenues. Capella University revenues comprised approximately 96 percent of total consolidated revenues for the years ended December 31, 2015 and 2014. The increase in revenues in 2015 compared to 2014 was primarily related to an increase in the quarterly average total Capella University enrollments of 3.7 percent during 2015 compared to 2014, average tuition price increases of approximately two percent implemented in July 2015, and an overall increase in average courses per learner. The overall increase was partially offset by a larger proportion of master's learners who generate less revenue per learner than doctoral learners, an increase in discounts and grants to support our initiatives to improve learner success and drive persistence, and a decrease in non-Capella University revenues.

Instructional costs and services expenses. Instructional costs and services expenses, and instructional costs and services expenses as a percent of revenues, increased compared to the same period in the prior year primarily due to increased staffing levels to support our initiatives to improve learner success and drive total enrollment growth and higher bookstore fees.

Marketing and promotional expenses. Marketing and promotional expenses, and marketing and promotional expenses as a percent of revenues, increased compared to the prior year primarily due to increased investments in our marketing campaigns as well as additional expenses as a result of increased staffing levels to support new marketing initiatives. This overall increase was partially offset by cost savings due to efficiencies gained in our marketing efforts through utilization of a more balanced approach as we continue to optimize our relationship-based and brand marketing model.

Admissions advisory expenses. Admissions advisory expenses, and admissions advisory expenses as a percent of revenues, increased compared to the prior year primarily due to increased enrollment services and admissions staffing levels to support higher Capella University inquiry volume and enrollment growth.

General and administrative expenses. General and administrative expenses, and general and administrative expenses as a percent of revenue, decreased compared to the prior year primarily as a result of decreased incentive compensation expense and a reduction in employee expenses driven by lower staffing levels, partially offset by higher share-based compensation expense.

Lease amendment charges. On April 3, 2014, we accepted notice to activate an amendment to our current lease for our premises at 225 South Sixth Street in Minneapolis, Minnesota. Pursuant to the amendment, in June 2014, we returned 54,940 square feet of our previously leased space of 426,165 square feet. We recorded a charge of $2.6 million during the year-ended December 31, 2014 in connection with this amendment, and also consolidated other leased office space resulting in an additional charge of $0.1 million during the year-ended December 31, 2014.

Other expense, net. Other expense, net was $0.2 million and $0.7 million of expense for the years ended December 31, 2015 and December 31, 2014, respectively. The decrease compared to the prior year is primarily attributable to the impact of the change in fair value of the RDI contingent consideration liability in the prior year, which was paid in 2014.

Income tax expense. The decrease in our effective tax rate compared to the prior year was primarily driven by a decrease in non-deductible expenses associated with the 2014 payment of the RDI contingent consideration liability.

Year-Ended December 31, 2014 Compared to Year-Ended December 31, 2013
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the year-ended December 31, 2014 compared to the year-ended December 31, 2013.

	Year-Ended December 31,
	$ (in thousands)		$ Change	% Change	% of Revenue
	2014	2013	2014 vs. 2013		2014	2013	2014 vs. 2013
Revenues	$421,967	$415,623	$6,344	1.5%	100.0%	100.0%	—%
Costs and expenses:
Instructional costs and services	185,503	183,757	1,746	1.0	44.0	44.2	(0.2)
Marketing and promotional	99,790	102,198	(2,408)	(2.4)	23.6	24.6	(1.0)
Admissions advisory	28,042	27,103	939	3.5	6.6	6.5	0.1
General and administrative	41,847	42,688	(841)	(2.0)	9.9	10.3	(0.4)
Lease amendment charges	2,690	—	2,690	100.0	0.6	—	0.6
Total costs and expenses	357,872	355,746	2,126	0.6	84.8	85.6	(0.8)
Operating income	64,095	59,877	4,218	7.0	15.2	14.4	0.8
Other expense, net	(725)	(179)	(546)	305.0	(0.2)	—	(0.2)
Income before income taxes	63,370	59,698	3,672	6.2	15.0	14.4	0.6
Income tax expense	25,427	24,495	932	3.8	6.0	5.9	0.1
Effective tax rate	40.1%	41.0%
Net income	$37,943	$35,203	$2,740	7.8%	9.0%	8.5%	0.5%

	December 31,
Enrollment by Degree (a):	2014	2013	% Change
Doctoral	10,100	10,700	(5.6)%
Master's	15,700	14,931	5.2%
Bachelor's	9,500	8,828	7.6%
Other	1,009	973	3.7%
Total	36,309	35,432	2.5%

(a) Enrollment as of December 31, 2014 and 2013 is the enrollment as of the last day of classes for the quarter ended December 31, 2014 and 2013, respectively. Quarterly average total Capella University enrollment increased by 0.6 percent during the year-ended December 31, 2014 and decreased by 2.0 percent during the year-ended December 31, 2013.

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

Instructional costs and services expenses. Instructional costs and services expenses increased compared to the same period in the prior year primarily due to increased instructional costs related to our doctoral programs, continued investment in course and program development, and increased headcount. The increase was partially offset by the prospective reallocation of share-based compensation expense related to awards granted to certain of our executives and members of our Board of Directors as general and administrative in 2014 as well as a decrease in depreciation expense as a result of certain internally developed assets becoming fully depreciated in 2013.

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

Other expense, net. The higher other net expense amount in 2014 compared to 2013 was primarily due to the $0.5 million increase in fair value of the RDI contingent consideration liability which was paid during the quarter ended June 30, 2014 as a result of the awarding of Taught Degree Awarding Powers (TDAP), and management fees related to a limited partnership investment.

Income tax expense. The decrease in our effective tax rate compared to the prior year was primarily driven by a decrease in foreign operating losses in the current period. We do not receive a benefit on these losses due to the establishment of a full valuation allowance.
Quarterly Results and Seasonality
The following tables set forth certain unaudited financial and operating data each quarter during the years ended December 31, 2015 and 2014. The unaudited information reflects all adjustments, which include only normal and recurring GAAP adjustments, necessary to present fairly the information shown.

	First	Second	Third	Fourth	Total
	(in thousands, except enrollment and per share data)
2015
Revenues	$109,074	$108,007	$103,711	$109,475	$430,267
Operating income	16,780	17,115	13,468	19,670	67,033
Net income	10,037	10,331	8,172	11,648	40,188
Net income per common share:
Basic	$0.82	$0.85	$0.68	$0.98	$3.33
Diluted	$0.80	$0.83	$0.67	$0.96	$3.27
Total enrollment	37,536	37,346	36,683	36,976	36,976

2014
Revenues	$105,596	$104,832	$103,097	$108,442	$421,967
Operating income	15,143	15,464	13,176	20,312	64,095
Net income	8,817	9,044	7,757	12,325	37,943
Net income per common share:
Basic	$0.71	$0.74	$0.63	$1.01	$3.09
Diluted	$0.70	$0.72	$0.62	$0.99	$3.03
Total enrollment	35,889	35,791	35,220	36,309	36,309

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
Liquidity and Capital Resources
Liquidity
We financed our operating activities and capital expenditures during the years ended December 31, 2015, 2014, and 2013 primarily through cash provided by operating activities. Our cash, cash equivalents, and current portion of marketable securities were $115.5 million and $123.6 million at December 31, 2015 and 2014, respectively. Our cash, cash equivalents, and marketable securities decreased primarily due to increased cash used in financing activities related to dividend payments and share repurchases as well as lower cash provided by operating activities and general business activities, partially offset by decreased cash used in investing activities.

On September 30, 2011, Capella Education Company entered into a credit agreement providing the Company with a $100.0 million unsecured revolving credit facility. On December 18, 2015, the Company entered into an amended and restated credit facility (the Facility). The restated agreement provides the Company with a committed $100.0 million revolving credit facility borrowing capacity with Bank of America, N.A., and certain other lenders, with an increase option of an additional $50.0 million. The Company's obligations under the Facility are guaranteed by all existing material domestic subsidiaries and secured by substantially all assets of the Company and such subsidiaries. The amended and restated Credit Agreement replaces the 2011 credit agreement and expires on December 18, 2020. As of December 31, 2015, there were no borrowings under the credit facility, and we were in compliance with all debt covenants.

Significant portions of our revenues are derived from Title IV programs. Federal regulations dictate the timing of disbursements under Title IV programs. Learners must apply for new loans and grants each academic year. Loan funds are provided through the William D. Ford Direct Loan program in multiple disbursements for each academic year. The disbursements are usually received by the beginning of the third week of the term. These factors, together with the timing of when our learners begin their programs, affect our operating cash flow. Based on current market conditions and recent regulatory or legislative actions, we do not anticipate any significant near-term disruptions in the availability of Title IV funding for our learners.

On July 15, 2011, we acquired 100% of the share capital of RDI (now known as Arden University) for £7.9 million (approximately $12.6 million), net of cash acquired. In connection with the agreement, we were required to make an additional payment of £4.0 million to the former shareholders of RDI when RDI was granted Taught Degree Awarding Powers (TDAP). On April 14, 2014, RDI received notice from the British government of being awarded TDAP. Pursuant to the terms of the acquisition agreement, upon achievement of TDAP on May 12, 2014, we made an additional payment of £4.0 million (approximately $6.9 million) to the former shareholders of RDI.

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

Operating Activities
Net cash provided by operating activities for the year-ended December 31, 2015 was $60.3 million, compared to $65.2 million for the year-ended December 31, 2014. The decrease was primarily due to a decrease in income taxes payable due to the shifting of income taxes from a payable position in the prior year to a prepaid position in the current year, as well as an increase in prepaid expenses and other assets. The overall decrease was partially offset by an increase in net income and share-based compensation expense.

Net cash provided by operating activities for the year-ended December 31, 2014 was $65.2 million, compared to $69.3 million for the year-ended December 31, 2013. The decrease was primarily due to a decrease in cash from accounts payable and accrued liabilities due to the timing of vendor invoices as well as a decrease in accrued compensation due to the timing of payroll, and a decrease in depreciation and amortization. The overall decrease was partially offset by an increase in net income driven by the return to positive total enrollment growth and an increase in income taxes payable as a result of the timing and amount of estimated quarterly tax payments.

Investing Activities
Cash used in investing activities is primarily related to investments in property and equipment and maturities or purchases of marketable securities. Net cash used in investing activities was $24.0 million, $60.9 million, and $33.3 million for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 respectively.

Cash used in investing activities for the year-ended December 31, 2015 consisted primarily of purchases of marketable securities and capital expenditures related to investments in property and equipment, which were partially offset by maturities of marketable securities. Net purchases and maturities of marketable securities represented a cash outflow of $2.5 million, $38.9 million, and $14.5 million during the years ended December 31, 2015, December 31, 2014, and December 31, 2013 respectively.

We believe the credit quality and liquidity of our investment portfolio as of December 31, 2015 is strong. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply/demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity. However, even with this approach, we may incur investment losses as a result of unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Capital expenditures were $20.6 million, $20.6 million, and $18.7 million for the years ended December 31, 2015, 2014, and 2013, respectively. Capital expenditures in 2015 primarily consisted of investments in IT infrastructure, expenditures related to continuing to expand FlexPath, as well as investments in learner success, strategic analytics, and academic quality initiatives. Capital expenditures were flat for the year-ended December 31, 2015 compared to the prior year, and were driven by the shift in our investments from visitor center enhancements to course development and program offerings. We expect our capital expenditures in 2016 will be approximately five percent of revenues, and we expect to be able to fund these capital expenditures with cash generated from operations.

We currently lease all of our facilities and expect to make future payments on existing leases from cash generated from operations.

Financing Activities
Net cash used in financing activities was $42.2 million, $34.4 million, and $5.2 million for the years ended December 31, 2015, 2014, and 2013, respectively. In 2015, we used cash to repurchase $26.0 million of common stock under our share repurchase program, compared to $17.3 million and $9.0 million in 2014 and 2013, respectively. Cash used to repurchase common stock increased $8.7 million in 2015 compared to 2014 and increased $8.3 million in 2014 compared 2013. Additionally, we paid total cash dividends of $18.0 million during the year-ended December 31, 2015, compared to $17.3 million during the year-ended December 31, 2014.

Contractual Obligations
The following table sets forth, as of December 31, 2015, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented, in thousands:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases (a)	$16,993	$6,172	$10,821	$—	$—
Purchase obligations (b)	11,737	11,611	126	—	—
Total contractual obligations	$28,730	$17,783	$10,947	$—	$—

(a)	Minimum lease commitments for our headquarters, Arden University's office space, and miscellaneous office equipment.

(b)	Purchase obligations include commitments for marketing related and service contracts.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2015, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $27 thousand of unrecognized tax benefits have been excluded from the contractual obligations table above.

Due to the uncertainty with respect to the timing of future borrowings associated with our credit facility, we are unable to make reasonably reliable estimates of any commitment fees charged on the unused portion of the credit facility. Therefore, the maximum estimated commitment fee of $0.4 million per annum is excluded from the contractual obligations table above.

As of December 31, 2015, the Company has a commitment to invest up to $7.3 million in two limited partnership investments through 2025. Due to the uncertainty with respect to the timing of future cash flows associated with the limited partnership investments, we are unable to make reasonably reliable estimates of the period in which such additional investments may take place. Therefore, $7.3 million of potential limited partnership investment commitments have been excluded from the contractual obligations table above.

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

Impact of Inflation
We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2015, 2014, or 2013. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Recent Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, Balance Sheet Classification of Deferred Taxes. The standard is intended to reduce complexity surrounding the presentation of deferred taxes within the balance sheet. Specifically, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet, effectively eliminating the requirement to allocate deferred taxes between current and noncurrent amounts. The new guidance does not permit companies to offset deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The guidance will be effective for the Company's interim and annual reporting periods beginning January 1, 2017, and can be applied on either a prospective or retrospective basis; early adoption is also permitted. The Company has elected to early adopt the new standard on a retrospective basis effective December 31, 2015 and presented all deferred tax assets and liabilities as noncurrent within the Consolidated Balance Sheets beginning in the fourth quarter of 2015 and in all subsequent periods.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which is included in Accounting Standards Codification (ASC) 470, Debt. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, which clarified the guidance contained in ASU 2015-03 to continue to allow debt issuance costs related to line-of-credit arrangements to be recognized as an asset and amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance will be effective for the Company's annual reporting period beginning January 1, 2016, and applied on a retrospective basis; early adoption is also permitted. The Company has elected to early adopt the new standard as of December 31, 2015, which did not have a material impact on its financial condition, results of operations, or disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which is included in ASC 606, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that creates a single source of revenue guidance for all companies in all industries. The model is more principles-based than current guidance, and is primarily based on recognizing revenue at an amount that reflects consideration to which the entity expects to be entitled to in exchange for transferring goods or services to a customer. The standard allows the Company to transition to the new model using either a full or modified retrospective approach. Under the original ASU, the guidance was effective for the Company's interim and annual reporting periods beginning January 1, 2017, and early adoption was not permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, which formally defers the effective date of the new revenue standard for public entities by one year. As a result, the updated revenue guidance will be effective for the Company's interim and annual reporting periods beginning January 1, 2018, and early adoption is permitted as of the effective date contained within the original standard. The Company is still evaluating the impact this standard will have on its business practices, financial condition, results of operations, and disclosures.

The Company has reviewed and considered all other recent accounting pronouncements and believes there are none that could potentially have a material impact on its financial condition, results of operations, or disclosures.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Market Risk
The Company has no derivative financial instruments or derivative commodity instruments, and believes the risk related to cash equivalents and marketable securities is limited due to the adherence to our investment policy, which focuses on capital preservation and liquidity. In addition, all investments must have a minimum Standard & Poor’s rating of A minus (or equivalent) by at least one agency at the purchase date. All of the Company's cash equivalents and marketable securities were rated A- or higher as of December 31, 2015 and December 31, 2014, by at least one rating agency. In addition, the Company utilizes money managers who conduct initial and ongoing credit analysis on our investment portfolio to monitor and minimize the potential impact of market risk associated with its cash, cash equivalents and marketable securities. Despite the investment risk mitigation strategies the Company employs, we may incur investment losses as a result of unusual and unpredictable market developments and may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. Unusual and unpredictable market developments may also create liquidity challenges for certain assets in the Company's investment portfolio.

Interest Rate Risk
The Company manages interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates, which are tied to various market indices. The Company's future investment income may fall short of expectations due to changes in interest rates or it may suffer losses in principal if it is forced to sell securities that have declined in market value due to changes in interest rates. At December 31, 2015, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

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

In 2015, we recorded $76 thousand in net foreign currency translation gains that are included in other comprehensive income. These gains are primarily the result of the general strengthening of the U.S. dollar relative to foreign currencies during 2015. We have not used derivative contracts to hedge foreign currency exchange rate fluctuations.

Item 8.	Financial Statements and Supplementary Data
CAPELLA EDUCATION COMPANY

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Capella Education Company

We have audited the accompanying consolidated balance sheets of Capella Education Company as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audit also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capella Education Company at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capella Education Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Minneapolis, Minnesota
February 18, 2016

CAPELLA EDUCATION COMPANY
Consolidated Balance Sheets
(In thousands, except par value)

	As of December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$88,027	$94,003
Marketable securities, current	27,522	29,619
Accounts receivable, net of allowance of $6,706 at December 31, 2015 and $6,558 at December 31, 2014	19,136	17,902
Prepaid expenses and other current assets	14,581	9,007
Total current assets	149,266	150,531
Marketable securities, non-current	45,679	43,430
Property and equipment, net	34,762	37,246
Goodwill	16,872	16,961
Intangibles, net	1,389	1,927
Other assets	2,387	1,453
Total assets	$250,355	$251,548
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,275	$6,832
Accrued liabilities	26,177	23,410
Dividends payable	4,824	4,622
Income taxes payable	—	709
Deferred revenue	12,763	11,718
Total current liabilities	46,039	47,291
Deferred rent	1,874	2,440
Other liabilities	3,061	3,698
Deferred income taxes	1,502	3,085
Total liabilities	52,476	56,514
Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares — 100,000; Issued and Outstanding shares — 11,824 at December 31, 2015 and 12,243 at December 31, 2014	118	122
Additional paid-in capital	114,849	112,417
Accumulated other comprehensive loss	(272)	(335)
Retained earnings	83,184	82,830
Total shareholders’ equity	197,879	195,034
Total liabilities and shareholders’ equity	$250,355	$251,548

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year-Ended December 31,
	2015	2014	2013
Revenues	$430,267	$421,967	$415,623
Costs and expenses:
Instructional costs and services	189,852	185,503	183,757
Marketing and promotional	104,413	99,790	102,198
Admissions advisory	29,193	28,042	27,103
General and administrative	39,776	41,847	42,688
Lease amendment charges	—	2,690	—
Total costs and expenses	363,234	357,872	355,746
Operating income	67,033	64,095	59,877
Other expense, net	(218)	(725)	(179)
Income before income taxes	66,815	63,370	59,698
Income tax expense	26,627	25,427	24,495
Net income	$40,188	$37,943	$35,203
Net income per common share:
Basic	$3.33	$3.09	$2.84
Diluted	$3.27	$3.03	$2.80
Weighted average number of common shares outstanding:
Basic	12,079	12,286	12,391
Diluted	12,301	12,535	12,566
Cash dividend declared per common share	$1.50	$1.42	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Comprehensive Income
(In thousands)

	Year-Ended December 31,
	2015	2014	2013
Net income	$40,188	$37,943	$35,203
Other comprehensive income (loss):
Foreign currency translation gain (loss)	76	(169)	(110)
Unrealized gain (loss) on marketable securities, net of tax	(13)	(52)	18
Comprehensive income	$40,251	$37,722	$35,111
The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statement of Shareholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2012	12,393	$124	$97,716	$(22)	$54,284	$152,102
Exercise of stock options	98	1	3,451	—	—	3,452
Share-based compensation	—	—	5,330	—	—	5,330
Tax shortfall realized from share-based compensation arrangements	—	—	(521)	—	—	(521)
Issuance of restricted stock, net	38	—	(107)	—	—	(107)
Repurchase of common stock	(168)	(1)	(1,323)	—	(7,641)	(8,965)
Cash dividends declared	—	—	—	—	(4,383)	(4,383)
Net income	—	—	—	—	35,203	35,203
Unrealized gains on marketable securities, net of tax	—	—	—	18	—	18
Foreign currency translation adjustments	—	—	—	(110)	—	(110)
Balance at December 31, 2013	12,361	$124	$104,546	$(114)	$77,463	$182,019
Exercise of stock options	118	1	5,598	—	—	5,599
Share-based compensation	—	—	5,129	—	—	5,129
Tax benefit realized from share-based compensation arrangements	—	—	159	—	—	159
Issuance of restricted stock, net	46	—	(626)	—	—	(626)
Repurchase of common stock	(282)	(3)	(2,389)	—	(14,907)	(17,299)
Cash dividends declared	—	—	—	—	(17,669)	(17,669)
Net income	—	—	—	—	37,943	37,943
Unrealized losses on marketable securities, net of tax	—	—	—	(52)	—	(52)
Foreign currency translation adjustments	—	—	—	(169)	—	(169)
Balance at December 31, 2014	12,243	$122	$112,417	$(335)	$82,830	$195,034
Exercise of stock options	32	—	1,337	—	—	1,337
Share-based compensation	—	—	6,594	—	—	6,594
Tax shortfall realized from share-based compensation arrangements	—	—	(119)	—	—	(119)
Issuance of restricted stock, net	34	—	(925)	—	—	(925)
Repurchase of common stock	(485)	(4)	(4,455)	—	(21,547)	(26,006)
Cash dividends declared	—	—	—	—	(18,287)	(18,287)
Net income	—	—	—	—	40,188	40,188
Unrealized losses on marketable securities, net of tax	—	—	—	(13)	—	(13)
Foreign currency translation adjustments	—	—	—	76	—	76
Balance at December 31, 2015	11,824	$118	$114,849	$(272)	$83,184	$197,879
The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Cash Flows
(In thousands)

	Year-Ended December 31,
	2015	2014	2013
Operating activities
Net income	$40,188	$37,943	$35,203
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	14,343	14,848	15,132
Depreciation and amortization	22,673	23,798	25,877
Amortization of investment discount/premium, net	2,293	1,843	768
Impairment of property and equipment	896	277	229
Loss on disposal of property and equipment	64	69	52
Share-based compensation	6,594	5,129	5,330
Excess tax benefit from share-based compensation	(439)	(547)	(310)
Deferred income taxes	(1,602)	(317)	(1,463)
Payment of contingent consideration	—	(906)	—
Changes in operating assets and liabilities
Accounts receivable	(15,614)	(15,843)	(16,141)
Prepaid expenses and other current assets	(3,374)	(754)	1,787
Accounts payable and accrued liabilities	(3,313)	(3,582)	4,578
Income taxes payable	(2,988)	3,000	(1,826)
Deferred rent	(566)	(781)	(929)
Deferred revenue	1,172	1,011	1,062
Net cash provided by operating activities	60,327	65,188	69,349
Investing activities
Capital expenditures	(20,641)	(20,584)	(18,728)
Investment in partnership interest	(934)	(1,453)	—
Purchases of marketable securities	(32,640)	(64,308)	(22,426)
Maturities of marketable securities	30,175	25,415	7,885
Net cash used in investing activities	(24,040)	(60,930)	(33,269)
Financing activities
Excess tax benefit from share-based compensation	439	547	310
Net proceeds from exercise of stock options	1,337	5,599	3,452
Payment of dividends	(18,012)	(17,256)	—
Repurchases of common stock	(26,006)	(17,299)	(8,965)
Payment of contingent consideration	—	(5,945)	—
Net cash used in financing activities	(42,242)	(34,354)	(5,203)
Effect of foreign exchange rates on cash	(21)	2	—
Net increase (decrease) in cash and cash equivalents	(5,976)	(30,094)	30,877
Cash and cash equivalents at beginning of year	94,003	124,097	93,220
Cash and cash equivalents at end of year	$88,027	$94,003	$124,097
Supplemental disclosures of cash flow information
Income taxes paid	$31,171	$23,061	$27,486
Non-cash investing and financing activities:
Purchase of equipment included in accounts payable and accrued liabilities	$854	$863	$775
Declaration of cash dividend to be paid	$4,646	$4,587	$4,383
The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Notes to Consolidated Financial Statements
1. Nature of Business
Capella Education Company (the Company) was incorporated on December 27, 1991, and is the parent company of its wholly owned subsidiaries, Capella University (the University), Arden University, Ltd. (formerly known as Resource Development International Limited, or RDI), Sophia Learning, LLC (Sophia), and Capella Learning Solutions (CLS). The University, founded in 1993, is an online postsecondary education services company offering a variety of bachelor's, master's and doctoral degree programs designed to help working adults advance in their careers. The University is accredited by the Higher Learning Commission and is a member of the North Central Association of Colleges and Schools. In 2011, the Company acquired RDI, and in August 2015, RDI received confirmation that it met the criteria for university title in the United Kingdom (UK) and could begin operating as Arden University. Arden University is an independent provider of UK university distance learning qualifications that markets, develops and delivers programs worldwide via its offices and partners across Asia, North America, Africa and Europe. Sophia is an innovative learning platform leveraging technology to support self-paced learning, including credits eligible for transfer to over 2,000 colleges and universities. CLS provides online non-degree, high-demand, job-ready skills, training solutions and services to individuals and corporate partners which are delivered through Capella's learning platform. With the Company's focus on academic quality in an online delivery format, it has one reporting segment.

2. Summary of Significant Accounting Policies

Consolidation
The consolidated financial statements include the accounts of the Company, the University, CLS, Arden University and its subsidiaries, and Sophia, after elimination of intercompany accounts and transactions. Arden University operates on a fiscal year-ending on October 31.

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition
The Company’s revenues primarily consist of tuition. Tuition revenue is deferred and recognized as revenue ratably over the period of instruction. If a learner withdraws or drops a course, the Company follows the University refund policy, which generally is: 100 percent refund through five days, 75 percent refund from six to twelve days, and zero percent refund for the remainder of the period. The refund policy varies slightly for learners within certain states due to state rules or regulations. FlexPath learners receive a 100 percent refund through the census date for their first billing session only, and a zero percent refund after the census date and for all subsequent billing sessions. The Company does not recognize revenue for learners who enroll but never engage in the courseroom. Refunds are recorded as a reduction of revenue in the period that the learner withdraws from a course. When the University is required to return funds distributed under Title IV Programs of the Higher Education Act (Title IV or Title IV Programs) to the Department of Education, the learner is not released from his or her payment obligation.

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

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our learners to make required payments. The Company determines the allowance for doubtful accounts amount based on an analysis of our accounts receivable portfolio and historical write-off experience, and current economic conditions, recoveries and trends. Bad debt expense is recorded as an instructional costs and services expense in the consolidated statements of income. The Company generally writes off accounts receivable balances once the account is deemed to be uncollectible, which typically occurs after outside collection agencies have pursued collection efforts. The Company recorded bad debt expense of $14.3 million, $14.8 million, and $15.1 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Cash and Cash Equivalents
The Company considers all highly liquid marketable securities with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents are carried at fair value.

Marketable Securities
Management determines the appropriate designation of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s marketable securities are designated as available-for-sale as of December 31, 2015 and 2014.

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

Management believes the credit risk related to cash equivalents and marketable securities is limited due to the adherence to an investment policy that requires marketable securities to have a minimum Standard & Poor’s rating of A minus (or equivalent) at the time of purchase. All of the Company’s cash equivalents and marketable securities as of December 31, 2015 and 2014 consist of investments rated A - or higher by at least one rating agency. In addition, the Company utilizes money managers who conduct initial and ongoing credit analysis on its investment portfolio to monitor and minimize the potential impact of market risk associated with its cash equivalents and marketable securities.

Management believes that the credit risk related to accounts receivable is mitigated due to the large number and diversity of learners that principally comprise the Company’s customer base. The Company’s credit risk with respect to these accounts receivable is mitigated through the participation of a majority of the learners in federally funded financial aid programs.

Approximately 75%, 77%, and 78% of Capella University's revenues (calculated on a cash basis) were collected from funds distributed under Title IV Programs for the years ended December 31, 2015, 2014, and 2013, respectively. The financial aid and assistance programs are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels.

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

Property and Equipment
Property and equipment are stated at cost. Computer software is included in property and equipment and consists of purchased software, capitalized website development costs and internally developed software. Capitalized website development costs consist mainly of salaries and outside development fees directly related to websites and various databases. Website content development is generally expensed as incurred. Internally developed software represents qualifying salary and consulting costs for time spent on developing internal use software. The Company capitalizes certain costs associated with internally developed software, primarily consisting of the direct labor associated with creating the internally developed software. Software development projects generally include three stages: the preliminary project stage (all costs are expensed as incurred), the application development stage (certain costs are capitalized and certain costs are expensed as incurred), and the post-implementation/operation stage (all costs are expensed as incurred). The costs capitalized in the application development stage include the costs of designing the application, coding, installation of hardware, and testing. The capitalization of software requires judgment in determining when a project has reached the application development stage and the period over which the Company expects to benefit from the use of that software.
Depreciation is calculated using the straight-line method, over the following estimated useful lives:

Computer equipment	3 to 7 years
Furniture and office equipment	5 to 7 years
Computer software	3 to 5 years

Leasehold improvements are amortized on a straight-line basis over the related lease term or estimated useful life, whichever is shorter.

The Company reviews its fixed assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered not recoverable, a potential impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. The Company recorded impairment charges of $0.9 million, $0.3 million, and $0.2 million during the years ended December 31, 2015, 2014, and 2013, respectively. The impairment charges primarily consist of course retirements and the write-off of previously capitalized internal software development costs related to software projects for which the expected future net cash flows may not exceed the carrying value of the related assets. These charges are recorded in the Consolidated Statements of Income and classified as instructional costs and services, marketing and promotional, admissions advisory, or general and administrative expense based on the primary function with which the asset was associated.

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

Intangible Assets
Finite-lived intangible assets that are acquired in business combinations are recorded at fair market value on their acquisition date and are amortized on a straight-line basis over the economic useful life of the asset. As of December 31, 2015 and 2014, the Company does not have any indefinite-lived intangible assets.

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

Advertising
The Company expenses all advertising costs as incurred, other than production-related advertising costs primarily attributable to television commercials, which are capitalized as a prepaid expense when paid and subsequently expensed at the time of first airing. Advertising costs for 2015, 2014, and 2013 were $72.0 million, $73.0 million, and $78.1 million, respectively, which are included within marketing and promotional expenses in our Consolidated Statements of Income.

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

The following table presents a reconciliation of the numerator and denominator in the basic and diluted net income per common share calculation.

	Year-Ended December 31,
	2015	2014	2013
Numerator:
Net income	$40,188	$37,943	$35,203
Denominator:
Denominator for basic net income per common share - weighted average shares outstanding	12,079	12,286	12,391
Effect of dilutive stock options, restricted stock, and market stock units	222	249	175
Denominator for diluted net income per common share - weighted average shares outstanding	12,301	12,535	12,566
Basic net income per common share	$3.33	$3.09	$2.84
Diluted net income per common share	$3.27	$3.03	$2.80

Options to purchase 0.3 million, 0.2 million, and 0.5 million common shares, were outstanding but not included in the computation of diluted net income per common share in 2015, 2014, and 2013, respectively, because their effect would be antidilutive.

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

Subsequent Events
The Company reviews and evaluates events and transactions which occur subsequent to the balance sheet date but prior to the filing of the financial statements.

On February 8, 2016, the Company’s Board of Directors approved a plan to divest Arden University. Arden University has achieved all strategic milestones we pursued, including receiving University Title in 2015, and is well positioned in the UK market. However, the Company believes that divesting and reallocating these resources to FlexPath and the non-degree market in the U.S. will create a higher return for our shareholders and better position the Company for strong growth in the future.

As part of the plan of divestiture, we have begun a process to actively market the Arden University business and believe it is probable that the business will be divested within a year. As such, subsequent to February 8, 2016, the assets and liabilities of Arden University were considered to be held for sale, and beginning in the first quarter of 2016, Arden University will be presented as a discontinued operation.

The major components of Arden University's assets and liabilities, which are classified as held for use and included within the Company's Consolidated Balance Sheets as of December 31, 2015 and 2014, are as follows, in thousands:

	As of December 31,
	2015	2014
Assets
Cash and cash equivalents	$1,924	$1,765
Accounts receivable, net	2,055	1,695
Goodwill	16,862	16,951
Other assets	755	1,769
Total assets	$21,596	$22,180
Liabilities
Accounts payable and accrued liabilities	$3,324	$3,451
Deferred revenue	4,967	5,463
Total liabilities	$8,291	$8,914

A summary of the financial performance of the Arden University business for the years ended December 31, 2015, 2014, and 2013, in thousands, is included in the following table:

	Year-Ended December 31,
	2015	2014	2013
Revenues	$13,718	$13,723	12,278
Total costs and expenses	17,018	17,223	18,620
Operating loss	(3,300)	(3,500)	(6,342)
Net loss	$(3,449)	$(3,905)	$(6,474)

Recent Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, Balance Sheet Classification of Deferred Taxes. The standard is intended to reduce complexity surrounding the presentation of deferred taxes within the balance sheet. Specifically, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet, effectively eliminating the requirement to allocate deferred taxes between current and noncurrent amounts. The new guidance does not permit companies to offset deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The guidance will be effective for the Company's interim and annual reporting periods beginning January 1, 2017, and can be applied on either a prospective or retrospective basis; early adoption is also permitted. The Company has elected to early adopt the new standard on a retrospective basis effective December 31, 2015 and presented all deferred tax assets and liabilities as noncurrent within the Consolidated Balance Sheets beginning in the fourth quarter of 2015 and in all subsequent periods.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which is included in Accounting Standards Codification (ASC) 470, Debt. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued ASU No. 2015-15, which clarified the guidance contained in ASU 2015-03 to continue to allow debt issuance costs related to line-of-credit arrangements to be recognized as an asset and amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance will be effective for the Company's annual reporting period beginning January 1, 2016, and applied on a retrospective basis; early adoption is also permitted. The Company has elected to early adopt the new standard as of December 31, 2015, which did not have a material impact on its financial condition, results of operations, or disclosures.

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
3. Marketable Securities
The following is a summary of marketable securities, in thousands:

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$67,333	$13	$(53)	$67,293
Corporate debt securities	5,926	—	(18)	5,908
Total	$73,259	$13	$(71)	$73,201

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$65,708	$31	$(71)	$65,668
Corporate debt securities	7,379	4	(2)	7,381
Total	$73,087	$35	$(73)	$73,049
The unrealized gains and losses on the Company’s investments in municipal and corporate debt securities as of December 31, 2015 and 2014 were caused by changes in market values primarily due to interest rate changes. All of the Company's securities in an unrealized loss position as of December 31, 2015 had been in an unrealized loss position for less than twelve months. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be maturity. No other-than-temporary impairment charges were recorded for the years ended December 31, 2015, 2014, and 2013.

The following table summarizes the remaining contractual maturities of the Company’s marketable securities, in thousands:

	As of December 31, 2015	As of December 31, 2014
Due within one year	$27,522	$29,619
Due after one year through five years	45,679	43,430
Total	$73,201	$73,049

The following table is a summary of the proceeds from the maturities of marketable securities, in thousands:

	Years Ended December 31,
	2015	2014	2013
Maturities of marketable securities	$30,175	$25,415	$7,885
Total	$30,175	$25,415	$7,885

The Company did not record any gross realized gains or gross realized losses in net income during the years ended December 31, 2015, 2014, and 2013. Additionally, there were no proceeds from sales of marketable securities prior to maturity during the years ended December 31, 2015, 2014, and 2013.

4. Fair Value Measurements

The following tables summarize certain information for assets and liabilities measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements as of December 31, 2015 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$51,074	$51,074	$—	$—
Money market funds	36,953	36,953	—	—
Marketable securities:
Tax-exempt municipal securities	67,293	—	67,293	—
Corporate debt securities	5,908	—	5,908	—
Total assets at fair value on a recurring basis	$161,228	$88,027	$73,201	$—

	Fair Value Measurements as of December 31, 2014 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$64,004	$64,004	$—	$—
Money market funds	29,999	29,999	—	—
Marketable securities:
Tax-exempt municipal securities	65,668	—	65,668	—
Corporate debt securities	7,381	—	7,381	—
Total assets at fair value on a recurring basis	$167,052	$94,003	$73,049	$—

The Company measures cash and cash equivalents at fair value primarily using real-time quotes for transactions in active exchange markets involving identical assets. The Company’s marketable securities are classified within Level 2 and are valued using readily available pricing sources for comparable instruments utilizing market observable inputs. The Company does not hold securities in inactive markets. The Company did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the years-ended December 31, 2015 and 2014.

Level 3 Measurements

RDI Contingent Consideration
In connection with the 2011 acquisition of RDI (now known as Arden University), the Company was required to make an additional payment to the former shareholders of RDI when RDI was awarded Taught Degree Awarding Powers (TDAP) by the British government.

On April 14, 2014, RDI received notice from the British government that it had successfully been awarded TDAP. TDAP will enable RDI to independently validate its own degrees going forward under the auspices of the Quality Assurance Agency, a government body that reviews the standards and quality of all UK universities. Pursuant to the terms of the 2011 acquisition agreement, the Company made an additional payment of £4.0 million (approximately $6.9 million) to the former shareholders of RDI on May 12, 2014.

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

The following table presents a reconciliation of the fair value of the RDI contingent consideration, in thousands:

	Year-Ended December 31,
	2015	2014
Balance, beginning of year	$—	$6,304
Increase in RDI contingent consideration liability	—	547
Payment of RDI contingent consideration liability	—	(6,851)
Balance, end of year	$—	$—

The change in the fair value of the RDI contingent consideration liability was recorded in other expense, net in the consolidated statements of income during the year-ended December 31, 2014.

The cash payment made to settle the RDI contingent consideration liability was recorded as cash used in operating activities and cash used in financing activities in the consolidated statement of cash flows during the year-ended December 31, 2014. The portion of the payment recorded as cash used in operating activities represents the accumulated change in fair value of the contingent consideration liability between the acquisition date of July 15, 2011 and the payment date of May 12, 2014, and the portion of the payment recorded as financing activities represents the initial fair value of the liability recorded at the July 15, 2011 acquisition date.

5. Property and Equipment

Property and equipment consist of the following, presented in thousands:

	As of December 31,
	2015	2014
Computer software	$139,236	$134,249
Computer equipment	37,465	34,757
Furniture and office equipment	13,989	13,248
Leasehold improvements	811	1,252
Property and equipment, gross	191,501	183,506
Less accumulated depreciation and amortization	(156,739)	(146,260)
Property and equipment, net	$34,762	$37,246

Depreciation expense for the years ended December 31, 2015, 2014, and 2013 was $22.1 million, $22.9 million, and $24.0 million, respectively. Included in these amounts is amortization of capitalized internally developed software of $15.8 million, $15.3 million, and $15.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Computer software includes approximately $27.2 million and $28.1 million of unamortized internally developed software as of December 31, 2015 and 2014, respectively.

6. Goodwill and Intangible Assets

Goodwill
Goodwill represents the excess of the purchase price over the fair value assigned to the assets acquired and liabilities assumed. The carrying amount of goodwill as of December 31, 2015 was $16.9 million and recorded under the Arden University reporting unit, as a result of the acquisition of Arden University in 2011.

The following table presents changes in goodwill for the years ended December 31, 2015 and 2014, in thousands:

Balance as of December 31, 2013	$16,969
Effects of foreign currency exchange rates	(8)
Balance as of December 31, 2014	16,961
Effects of foreign currency exchange rates	(89)
Balance as of December 31, 2015	$16,872

The Company completed its goodwill impairment test for the Arden University reporting unit using the first day of the fourth quarter of 2015 as the assessment date, and did not identify any impairment charges for the year-ended December 31, 2015. The Company chose not to perform the qualitative assessment and instead performed step one of the quantitative goodwill impairment test using a combination of an income-based approach and a market-based approach to determine the fair value.

The income approach consisted of a discounted cash flow model that included probability weightings of projected future cash flows for the Arden University reporting unit, calculating a terminal value, and discounting such cash flows by a risk-adjusted rate of return. The market approach included a combination of fair values determined from (1) comparable transactions approach using observable market transactions within the industry; and (2) the guideline company approach using publicly traded companies with similar operating and investment characteristics of the reporting unit to develop a multiple which was then applied to the operating performance of the reporting unit to determine fair value. The determination of fair value of the Arden University reporting unit consists of using unobservable inputs under the fair value measurement standards.

The Company believes that the most critical assumptions and estimates used in determining the estimated fair value of its Arden University reporting unit, include, but are not limited to, the amounts and timing of expected future cash flows, the discount rate, terminal growth rates, selection of comparable market multiples in both the comparable transaction and guideline company approaches, and application of weighting factors when a combination of valuation methods are used. The assumptions used in determining the expected future cash flows consider various factors such as historical operating trends particularly in student enrollment, the political environment the reporting unit operates in, anticipated economic and regulatory conditions, accreditation status and reasonable expectations for planned business and long-term operating strategies and initiatives. The discount rate is based on the Company's assumption of a prudent investor's required rate of return for assuming the risk of investing in a particular company in a specific country. The terminal growth rate reflects the sustainable operating income a reporting unit could generate in a perpetual state as a function of revenue growth, inflation and future margin expectations. The Company also believes that the assumptions used in the goodwill impairment tests are consistent with a reasonable market participant view while employing the concept of highest and best use of the asset.

Finite-Lived Intangible Assets
Changes in the carrying amount of intangible assets are as follows, in thousands:

	Student Relationships	Validation Partner Relationships	Trademark and Trade Name	Learning Model	Internally Developed Software	Total
Net Carrying Amount as of December 31, 2013	$258	$1,548	$540	$378	$71	2,795
Amortization	(258)	(329)	(70)	(140)	(71)	(868)
Net Carrying Amount as of December 31, 2014	—	1,219	470	238	—	1,927
Amortization	—	(329)	(70)	(139)	—	(538)
Net Carrying Amount as of December 31, 2015	$—	$890	$400	$99	$—	$1,389

The Company amortizes its intangible assets on a straight-line basis. The estimated useful lives of the intangible assets range from two to ten years. The weighted average useful life of the Company’s finite-lived intangible assets that are not fully amortized as of December 31, 2015 is seven years.

The following table presents future amortization expense for intangible assets as of December 31, 2015, in thousands:

2016	498
2017	399
2018	303
2019	70
2020	70
2021 and thereafter	49
Total	$1,389

7. Accrued Liabilities

Accrued liabilities consist of the following, in thousands:

	As of December 31, 2015	As of December 31, 2014
Accrued compensation and benefits	$8,188	$7,482
Accrued instructional	4,531	4,361
Accrued vacation	1,054	1,234
Accrued invoices	10,605	8,238
Other(1)	1,799	2,095
Total	$26,177	$23,410

(1) "Other" in the table above consists primarily of the current portion of deferred rent, customer deposits, and other miscellaneous accruals.
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

The following presents the Company's future minimum lease commitments as of December 31, 2015, in thousands:

2016	$6,172
2017	5,945
2018	4,876
2019	—
2020	—
2021 and thereafter	—
Total	$16,993

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

Total rent expense, related taxes, and operating expenses under operating leases for the years ended December 31, 2015, 2014, and 2013, was $10.9 million, $12.3 million, and $12.4 million, respectively.

Revolving Credit Facility

On September 30, 2011, Capella Education Company entered into a credit agreement providing the Company with a $100.0 million unsecured revolving credit facility. On December 18, 2015, the Company entered into an amended and restated credit facility (the Facility). The restated Facility provides the Company with a committed $100.0 million revolving credit facility borrowing capacity with an increase option of an additional $50.0 million. The Company's obligations under the Facility are guaranteed by all existing material domestic subsidiaries and secured by substantially all assets of the Company and such subsidiaries. The amended and restated Credit Agreement replaces the 2011 credit agreement and expires on December 18, 2020.

Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus an applicable rate of 1.75% to 2.25% based on the Company’s consolidated leverage ratio or, at the Company’s option, an alternative base rate (defined as the higher of (a) the federal funds rate plus 0.5%, (b) Bank of America’s prime rate, or (c) the one-month LIBOR plus 1.0%) plus an applicable rate of 0.75% to 1.25% based on the Company’s consolidated leverage ratio. The Credit Agreement requires payment of a commitment fee, based on the Company’s consolidated leverage ratio, charged on the unused credit facility. The Company recorded commitment fee expenses of $0.3 million, $0.3 million, and $0.3 million in other expense, net, for the years ended December 31, 2015, 2014, and 2013, respectively. Outstanding letters of credit are also charged a fee, based on the Company’s consolidated leverage ratio. The Company capitalized approximately $0.7 million of debt issuance costs related to the December 18, 2015 credit facility, and these costs are being amortized on a straight-line basis over a period of five years. Charges related to our credit facility are included in other expense, net.

The Credit Agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Failure to comply with the covenants contained in the Credit Agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. As of December 31, 2015 and December 31, 2014 there were no borrowings under either credit facility, and the Company was in compliance with all debt covenants.

Litigation
In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, claims involving learners or graduates and routine employment matters. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of December 31, 2015 that are probable or estimable, for which the outcome could have a material adverse impact on its consolidated financial position or results of operations.

9. Share Repurchase Program and Dividends

Share Repurchase Program
The Company announced its current share repurchase program in July 2008. The Board of Directors authorizes repurchases of outstanding shares of common stock from time to time depending on market conditions and other considerations. In December 2015, the Board of Directors approved an additional $50 million related to Capella's share repurchase authorization. A summary of the Company’s comprehensive share repurchase activity from the program's commencement through December 31, 2015, all of which was part of its publicly announced program, is presented below, in thousands:

Board authorizations:
July 2008	$60,000
August 2010	60,662
February 2011	65,000
December 2011	50,000
August 2013	50,000
December 2015	50,000
Total amount authorized	335,662
Total value of shares repurchased	279,617
Residual authorization	$56,045

The following table summarizes shares repurchased, in thousands:

	Year-Ended December 31,
	2015	2014
Number of shares repurchased	485	282
Value of shares repurchased, excluding commissions	$25,987	$17,287

As of December 31, 2015, the Company had purchased an aggregate of 6.1 million shares under the program’s outstanding authorizations at an average price per share of $45.62 totaling $279.6 million.

Dividends
During the year-ended December 31, 2015, the Company declared the following cash dividends, presented below in thousands except per share amounts:

Declaration Date	Record Date	Payment Date	Dividend per Share	Total Dividend Amount
February 19, 2015	March 12, 2015	April 15, 2015	$0.37	$4,580
May 5, 2015	June 3, 2015	July 15, 2015	$0.37	$4,561
August 6, 2015	August 26, 2015	October 15, 2015	$0.37	$4,500
December 9, 2015	December 23, 2015	January 15, 2016	$0.39	$4,646

During the three months ended December 31, 2015, the dividend of $0.39 per outstanding share of common stock declared on December 9, 2015 was recorded as a reduction to retained earnings. Of the total dividend amount, $4.6 million is attributable to shares of common stock outstanding as of the record date and restricted stock units (RSUs) expected to vest in the next twelve months. This amount, along with the portion of dividends declared in prior quarters related to unvested RSUs, is included within dividends payable in the Company's consolidated balance sheet as of December 31, 2015. The remaining balance is attributable to dividends declared on restricted stock units expected to vest subsequent to the next twelve months and is classified as other liabilities in the Company's consolidated balance sheet as of December 31, 2015. Dividends declared on RSUs are forfeitable prior to vesting. All future dividends are subject to declaration by the Company's board of directors and may be adjusted due to future business needs or other factors deemed relevant by the board of directors.

10. Share-Based Compensation

Share-Based Incentive Plans
On May 6, 2014, the Company implemented a stock incentive plan (the 2014 Plan) that allows for incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock awards (RSAs), stock unit awards, and other stock-based awards to be granted to employees, directors, officers, and others. The 2014 Plan authorized the issuance of 480,000 shares of the Company's common stock, plus 830,888 shares that remained available for future grants under the 2005 Stock Incentive Plan (the 2005 Plan) on the effective date of the 2014 Plan. Upon effectiveness of the 2014 Plan, no further awards will be made under the 2005 Plan. As of December 31, 2015, the maximum number of shares of common stock reserved under the 2014 Plan was approximately 1.3 million, of which 1.1 million shares were available for grant.

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

Share-Based Compensation Expense
The table below reflects the Company’s share-based compensation expense recognized in the consolidated statements of income, in thousands:

	Year-Ended December 31,
	2015	2014	2013
Instructional costs and services	$408	$729	$1,568
Marketing and promotional	581	270	629
Admissions advisory	39	52	54
General and administrative	5,566	4,078	3,079
Share-based compensation expense included in operating income	6,594	5,129	5,330
Tax benefit from share-based compensation expense	2,458	1,722	1,964
Share-based compensation expense, net of tax	$4,136	$3,407	$3,366

The following table summarizes additional information regarding share-based compensation arrangements for the years presented, in thousands:

	Year-Ended December 31,
	2015	2014	2013
Net proceeds from stock options exercised	$1,337	$5,599	$3,452
Intrinsic value of stock options exercised	615	2,127	1,915
Tax benefit (shortfall) realized from share-based compensation arrangements	(119)	159	(521)

As of December 31, 2015, total compensation cost related to nonvested service-based stock options, RSUs, and MSUs to be recognized in future periods was $5.2 million. The weighted average period over which this expense will be recognized is 1.4 years. The fair value of stock options and RSUs that vested during the years ended December 31, 2015, 2014 and 2013, was $6.0 million, $4.7 million, and $4.3 million, respectively.

Service-Based Stock Options
The following table summarizes stock option activity for the year-ended December 31, 2015:

	Plan Options Outstanding
	Incentive	Non-Qualified	Weighted-Average Exercise Price per Share
	(in thousands, except per share data)
Balance, December 31, 2014	4	593	$52.31
Granted	—	122	65.40
Exercised	—	(32)	40.82
Forfeited or expired	—	(80)	61.34
Balance, December 31, 2015	4	603	$54.38

The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

	Number of Shares	Weighted-Average Exercise or Purchase Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except per share and contractual term data)
Balance, December 31, 2015	607	$54.38	5.77	$2,317
Vested and expected to vest, December 31, 2015	589	$54.21	5.66	$2,283
Exercisable, December 31, 2015	332	$53.68	3.79	$1,259

The fair value of the Company's service-based stock options was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year-Ended December 31,
	2015	2014	2013
Weighted-average exercise price (1)	$65.40	$64.82	$32.26
Expected life (in years) (2)	4.56	4.53	4.47
Expected volatility (3)	42.35%	41.76%	46.38%
Risk-free interest rate (4)	1.46%	1.37%	0.74%
Dividend yield (5)	2.53%	2.16%	—%
Weighted-average fair value of options granted	$19.46	$19.52	$12.46

(1)	The weighted-average exercise price is equal to the Company's weighted-average stock price as of the grant date during each of the respective years.

(2)	The Company’s expected life on options granted during the years ended December 31, 2015, 2014 and 2013 is based upon its historical stock option exercise, forfeiture, and expiration activity.

(3)
The expected volatility assumption for the years ended December 31, 2015, 2014 and 2013 is based upon the Company’s historical stock price for a period commensurate with the expected life of the options.

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

Restricted Stock Units
The following table summarizes RSU activity for the year-ended December 31, 2015:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
	(in thousands, except per share data)
Balance, December 31, 2014	151	$46.64
Granted	67	59.40
Vested	(49)	48.38
Canceled	(12)	48.64
Balance, December 31, 2015	157	$51.40

The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value of RSUs on December 31, 2015. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

	Number of Shares	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except contractual term data)
Balance, December 31, 2015	157	1.03	$7,246
Vested and expected to vest, December 31, 2015	147	0.96	$6,493

Market Stock Units
The following table summarizes MSU activity for the year-ended December 31, 2015:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
	(in thousands, except per share data)
Balance, December 31, 2014	104	$24.13
Granted	—	—
Vested (1)	—	—
Canceled	—	—
Balance, December 31, 2015	104	$24.13

(1)
The vesting of MSUs is subject to the achievement of the 90-day average closing price of the Company's common stock at the end of the defined service period. The shares vested is calculated using the 90-day average closing price of the Company's common stock as of December 31, 2018.

The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value of MSUs on December 31, 2015. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

	Number of Shares	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except contractual term data)
Balance, December 31, 2015	104	2.35	$4,806
Vested and expected to vest, December 31, 2015	104	2.35	$4,806

11. Income Taxes
The components of income tax expense are as follows, and presented in thousands:

	Year-Ended December 31,
	2015	2014	2013
Current income tax expense:
Federal	$26,580	$24,133	$24,480
State	1,649	1,611	1,478
Foreign	—	—	—
Deferred income tax expense (benefit):
Federal	(1,594)	(341)	(1,429)
State	(66)	79	(44)
Foreign	58	(55)	10
Income tax expense	$26,627	$25,427	$24,495

The following presents a reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate:

	Year-Ended December 31,
	2015	2014	2013
Statutory rate	35.0%	35.0%	35.0%
State income taxes	2.7	2.7	2.5
Foreign taxes	0.8	0.9	1.3
Valuation allowance	0.8	0.6	2.4
Tax-exempt interest	(0.2)	(0.1)	(0.1)
Other	0.8	1.0	(0.1)
Effective income tax rate	39.9%	40.1%	41.0%

The following table presents significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2015 and 2014, in thousands:

	Year-Ended December 31,
	2015	2014
Deferred income tax assets:
Net operating loss carryforwards	$3,439	$3,102
Allowance for doubtful accounts	3,648	3,402
Accrued liabilities	1,734	1,823
Share-based compensation	5,963	4,993
Accumulated other comprehensive loss	22	14
Other	42	17
Deferred income tax assets	14,848	13,351
Deferred income tax liabilities:
Prepaid expenses	(1,710)	(1,441)
Property and equipment	(11,296)	(12,078)
Intangible assets	(270)	(388)
Deferred income tax liabilities	(13,276)	(13,907)
Net deferred tax asset (liability) before valuation allowance	1,572	(556)
Valuation allowance	(3,074)	(2,529)
Net deferred tax liability	$(1,502)	$(3,085)

The net operating loss carryforwards in the table above represent $15.5 million of UK net operating losses and $1.4 million of Hong Kong net operating losses, which do not expire.

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

During 2012, the Company concluded that it was more-likely-than-not that its UK deferred tax assets would not be fully realized, a position the Company continues to assert. During 2015, the UK valuation allowance increased by $0.3 million primarily as a result of net operating losses in the Company's UK subsidiary. During 2015, we were no longer able to conclude that it was more-likely-than-not that our Hong Kong deferred tax assets would be fully realized, primarily as a result of continuing net operating losses. Therefore, during 2015, we recorded a charge to establish a valuation allowance of $0.2 million related to our Hong Kong deferred tax assets.

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

The Company did not have unremitted earnings from its international subsidiaries due to an earnings and profits deficit balance in its foreign jurisdictions during the years ended December 31, 2015 or 2014. Therefore, the Company did not establish deferred tax liabilities for unremitted earnings at December 31, 2015 or 2014.

The Company is subject to U.S. federal income tax and multiple state jurisdictions, as well as UK corporation tax and Hong Kong profits tax.

During 2014, both an Internal Revenue Service (IRS) income tax audit for the 2010 tax year and a New York state income tax audit for tax years 2008-2010 were completed without significant findings. During 2015, the state of Illinois notified the Company that they will be conducting an audit of the Company’s 2012 and 2013 tax filings. The audit is expected to commence during the first quarter of 2016. No other income tax audits are ongoing or pending as of December 31, 2015.

For U.S. federal and UK corporation tax purposes, the statute of limitations remains open on tax years from 2012. For Hong Kong, the statute of limitations is six years and for state purposes, the statute of limitations varies by jurisdiction, but is generally from three to five years.

As of December 31, 2015, the Company had $27 thousand of total gross unrecognized tax benefits. Of this total, $18 thousand (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect its effective income tax rate in future periods.
The following table reconciles the beginning and ending amount of unrecognized tax benefits, in thousands:

	Year-Ended December 31,
	2015	2014	2013
Balance at January 1	$38	$42	$75
Additions for tax positions of current year	—	—	12
Additions for tax positions of prior years	—	9	—
Reductions due to lapse of the applicable statute of limitations	(11)	(13)	(45)
Balance at December 31	$27	$38	$42

The Company does not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months. In the fourth quarter of 2015, the statute of limitations expired on approximately $11 thousand in unrecognized tax benefits related to state issues from tax years 2010-2011. In the fourth quarter of 2016, the statute of limitations will expire on approximately $5 thousand in unrecognized tax benefits related to state issues from tax year 2012.

The Company continues to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company recognized $2 thousand, $2 thousand, and $5 thousand in interest and penalties related to uncertain tax positions in income tax expense during the years ended December 31, 2015, 2014, and 2013, respectively.

12. Other Investments

At December 31, 2015, the Company held a $2.4 million investment in a limited partnership, with a commitment to invest up to an additional $2.3 million through February 2024. During the years ended December 31, 2015 and 2014, the Company made investments totaling $0.9 million and $1.5 million in the partnership, respectively. The partnership invests in innovative companies in the health care field. The Company's investment comprises less than 3.0% of the total partnership interest; accordingly, the Company designated the investment as a cost method investment and classified it within other assets in the consolidated balance sheets as of December 31, 2015 and December 31, 2014.

In December 2015, the Company committed to invest up to $5.0 million in a limited partnership that invests in education and education-related technology companies through January 2025. As of December 31, 2015, the Company had not made any investments in the partnership.

13. Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss, in thousands:

	As of December 31,
	2015	2014	2013
Foreign currency translation	$(235)	$(311)	$(142)
Unrealized gains (losses) on marketable securities, net of tax	(37)	(24)	28
Accumulated other comprehensive loss(1)	$(272)	$(335)	$(114)

(1)
Accumulated other comprehensive loss is net of $21 thousand, $14 thousand, and $17 thousand of taxes as of December 31, 2015, 2014, and 2013, respectively. The unrealized gains and losses on the Company’s marketable securities were primarily caused by changes in market values as a result of interest rate changes.

There were no reclassifications out of accumulated other comprehensive loss to net income for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

14. Regulatory Supervision and Oversight

Institutions of higher education offering Title IV financing are regulated by the federal Department of Education, state offices of higher education, and accreditors (regional, national, and specialized). Additionally, federal and state legislation can impact the regulation of institutions of higher education. Federal law is shaped by the Higher Education Act (HEA). Congress last reauthorized the HEA in 2008. It is unclear when it will be reauthorized. As of December 31, 2015, programs in which the University's learners participate are operative and sufficiently funded.

15. Other Employee Benefit Plans

The Company sponsors an employee retirement savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. The plan provides eligible employees with an opportunity to make tax-deferred contributions into a long-term investment and savings program. All employees over the age of 18 are eligible to participate in the plan. The plan allows eligible employees to contribute up to 100% of their annual salary, subject to IRS annual limits. The plan allows the Company to make discretionary contributions; however, there is no requirement that it do so. The Company matches 100% on the first 2%, and 50% on the next 4%, of the employee contributions. Employer contributions and related expenses were $5.0 million, $4.5 million, and $4.7 million for the years ended December 31, 2015, 2014, and 2013, respectively.

In May 2005, the Company adopted the Capella Education Company Employee Stock Purchase Plan, referred to as the ESPP. The Company has reserved an aggregate of 0.5 million shares of its common stock for issuance under the ESPP. The ESPP permits eligible employees to utilize up to 10% of their salary to purchase the Company’s common stock at a price of no less than 85% of the fair market value per share of the Company’s common stock at the beginning or the end of the relevant offering period, whichever is less. The compensation committee of the Board of Directors will administer the ESPP. The Company had not implemented this plan as of December 31, 2015.

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

	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
2015
Revenues	$109,074	$108,007	$103,711	$109,475	$430,267
Operating income	16,780	17,115	13,468	19,670	67,033
Net income	10,037	10,331	8,172	11,648	40,188
Net income per common share:
Basic	$0.82	$0.85	$0.68	$0.98	$3.33
Diluted	$0.80	$0.83	$0.67	$0.96	$3.27
Cash dividend declared per common share	$0.37	$0.37	$0.37	$0.39	$1.50

2014
Revenues	$105,596	$104,832	$103,097	$108,442	$421,967
Operating income	15,143	15,464	13,176	20,312	64,095
Net income	8,817	9,044	7,757	12,325	37,943
Net income per common share:
Basic	$0.71	$0.74	$0.63	$1.01	$3.09
Diluted	$0.70	$0.72	$0.62	$0.99	$3.03
Cash dividend declared per common share	$0.35	$0.35	$0.35	$0.37	$1.42

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015. In conducting its evaluation, our management used the criteria set forth by the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.
Our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Capella Education Company

We have audited Capella Education Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Capella Education Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Capella Education Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capella Education Company as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 18, 2016 expressed an unqualified opinion thereon.

 /s/ ERNST & YOUNG LLP

Minneapolis, Minnesota
February 18, 2016

Item 9B.	Other Information
None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2015. Except for those portions specifically incorporated in this Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10.	Directors, Executive Officers, and Corporate Governance

Executive Officers of the Registrant
Set forth below is certain information concerning our executive officers and persons chosen to become executive officers:

Name	Age	Position
J. Kevin Gilligan	61	Chief Executive Officer
Steven L. Polacek	56	Senior Vice President and Chief Financial Officer
Renee L. Jackson	49	Vice President, General Counsel
Peter M. Ramstad	58	Senior Vice President and Chief Human Resources Officer
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

Peter M. Ramstad joined our company on April 1, 2015 as Senior Vice President and Chief Human Resources Officer. Prior to joining Capella, Mr Ramstad was the Vice President of Human Resources and Business Development for The Toro Company, a global manufacturer of outdoor power equipment and irrigation systems, from January, 2008 to March 2015. In that role, he had responsibility for the Human Resources function as well as leading the M&A activities for Toro, both on a global basis.

From November 2006 until January 2008 he was the Vice President of Strategic and Business Development with Toro. Prior to joining Toro, Mr, Ramstad held a variety of executive positions with Personnel Decisions International (PDI), an international assessment and leadership development firm that is now part of Korn Ferry International, including Chief Financial Officer and Executive Vice President of Strategy and Finance. During his sixteen year career at PDI (1990 - 2006), he worked on many research engagements and partnerships, participated as an executive education faculty member and co-published the book “Beyond HR” with John Boudreau, which was published by the Harvard Business School Press. Prior to joining PDI, Mr. Ramstad was with McGladrey and Pullen (now RSM), which he joined in 1981 and where he was a partner from 1985-1990. Mr. Ramstad is a Certified Public accountant (inactive) and received his B.S from the University of Minnesota in Math and Accounting.

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013
Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
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
10.25
Amended and Restated Credit Agreement dated December 18, 2015 among Capella Education Company, identified therein as the Borrower; Bank of America, N.A. as Administrative Agent; Merrill Lynch, Pierce, Fenner & Smith as the sole lead Arranger; and certain other lenders (the “Credit Agreement”).

Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2015.
10.26*	Form of Restricted Stock Unit Agreement (Director) (for use commencing in 2012) for the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2011.
10.27*	Form of Restricted Stock Unit Agreement (16(b) Officer) (for use commencing in 2012) for the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2011.
10.28*	Form of Non-Statutory Stock Option Agreement (16(b) Officer) (for use commencing in 2012) for the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2011.
10.29*	Capella Education Company Incentive Bonus Plan, as amended	Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2011.
10.30*	2013 Form of Non-Statutory Option Agreement (Section 16(b) Officers)	Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2012.
10.31*	Form of Market Stock Unit Agreement (Section 16(B) Officer) under the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
10.32	Separation and Release Agreement dated December 17, 2015 between Capella Education Company and Scott Kinney.	Filed electronically.
21	Subsidiaries of the Registrant.	Filed electronically.
23	Consent of Ernst & Young LLP.	Filed electronically.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.
EX-101.INS	XBRL Instance Document(1)	Filed electronically.
EX-101.SCH	XBRL Taxonomy Extension Schema Document(1)	Filed electronically.
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)	Filed electronically.
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)	XBRL Taxonomy Extension Definition Linkbase Document(1)
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)	Filed electronically.

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)	Filed electronically.

*	Management contract or compensatory plan or arrangement.

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

CAPELLA EDUCATION COMPANY
Schedule II—Valuation and Qualifying Accounts
Fiscal Years 2015, 2014, and 2013

	Beginning Balance	Additions Charged to Expense	Deductions(a)	Ending Balance
	(In thousands)
Allowance for doubtful accounts for the years ended:
December 31, 2015	$6,558	$14,343	$(14,195)	$6,706
December 31, 2014	$7,091	$14,848	$(15,381)	$6,558
December 31, 2013	$6,231	$15,132	$(14,272)	$7,091

	Beginning Balance	Additions Charged to Expense (b)	Deductions	Ending Balance
	(In thousands)
Valuation allowance for the year-ended:
December 31, 2015	$2,529	$545	$—	$3,074
December 31, 2014	$2,172	$357	$—	$2,529
December 31, 2013	700	1,472	—	2,172

(a)	Allowance for doubtful accounts deductions represent write-offs of accounts receivable.

(b)	Valuation allowance additions include the establishment of and increases to valuation allowance on foreign net deferred tax assets primarily related to net operating losses.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPELLA EDUCATION COMPANY
(Registrant)
Date:	February 18, 2016	/S/ J. KEVIN GILLIGAN
J. Kevin Gilligan
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

SIGNATURES	TITLE	DATE

/s/ J. KEVIN GILLIGAN	Chairman and Chief Executive Officer (Principal Executive Officer)	February 18, 2016
J. Kevin Gilligan

/s/ STEVEN L. POLACEK	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 18, 2016
Steven L. Polacek

/s/ RITA D. BROGLEY	Director	February 18, 2016
Rita D. Brogley

/s/ H. JAMES DALLAS	Director	February 18, 2016
H. James Dallas

/s/ MATTHEW W. FERGUSON	Director	February 18, 2016
Matthew W. Ferguson

/s/ MICHAEL A. LINTON	Director	February 18, 2016
Michael A. Linton

/s/ MICHAEL L. LOMAX	Director	February 18, 2016
Michael L. Lomax

/s/ JODY G. MILLER	Director	February 18, 2016
Jody G. Miller

/s/ STEPHEN G. SHANK	Director	February 18, 2016
Stephen G. Shank

/s/ DAVID W. SMITH	Director	February 18, 2016
David W. Smith

/s/ JEFFREY W. TAYLOR	Director	February 18, 2016
Jeffrey W. Taylor

/s/ DARRELL R. TUKUA	Director	February 18, 2016
Darrell R. Tukua