Form 10-Q
period 2016-03-31
CAPELLA EDUCATION CO
filed 2016-04-26
CIK 1104349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock outstanding as of April 21, 2016 was 11,676,960.

CAPELLA EDUCATION COMPANY
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CAPELLA EDUCATION COMPANY
Consolidated Balance Sheets
(In thousands, except par value)

	As of March 31, 2016	As of December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$92,519	$86,104
Marketable securities, current	32,041	27,522
Accounts receivable, net of allowance of $5,405 at March 31, 2016 and $6,340 at December 31, 2015	17,623	17,081
Prepaid expenses and other current assets	12,472	14,308
Current assets of business held for sale	21,996	4,251
Total current assets	176,651	149,266
Marketable securities, non-current	38,645	45,679
Property and equipment, net	34,206	34,306
Noncurrent assets of business held for sale	—	18,707
Other assets	6,641	2,397
Total assets	$256,143	$250,355
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,639	$1,470
Accrued liabilities	27,436	23,658
Dividends payable	4,730	4,824
Deferred revenue	10,712	7,796
Current liabilities of business held for sale	8,202	8,291
Total current liabilities	52,719	46,039
Deferred rent	1,638	1,874
Other liabilities	2,000	3,061
Deferred income taxes	1,277	1,502
Total liabilities	57,634	52,476
Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares — 100,000; Issued and Outstanding shares — 11,722 at March 31, 2016 and 11,824 at December 31, 2015	117	118
Additional paid-in capital	116,533	114,849
Accumulated other comprehensive loss	(85)	(272)
Retained earnings	81,944	83,184
Total shareholders’ equity	198,509	197,879
Total liabilities and shareholders’ equity	$256,143	$250,355

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Revenues	$105,448	$105,701
Costs and expenses:
Instructional costs and services	45,311	45,242
Marketing and promotional	25,879	26,341
Admissions advisory	7,423	6,952
General and administrative	10,308	9,556
Total costs and expenses	88,921	88,091
Operating income	16,527	17,610
Other expense, net	(9)	(13)
Income from continuing operations before income taxes	16,518	17,597
Income tax expense	6,242	6,660
Income from continuing operations	10,276	10,937
Loss from discontinued operations, net of tax	(978)	(900)
Net income	$9,298	$10,037
Basic net income (loss) per common share:
Continuing operations	$0.87	$0.89
Discontinued operations	(0.08)	(0.07)
Basic net income per common share	$0.79	$0.82
Diluted net income (loss) per common share
Continuing operations	$0.86	$0.88
Discontinued operations	(0.08)	(0.08)
Diluted net income per common share	$0.78	$0.80
Weighted average number of common shares outstanding:
Basic	11,755	12,228
Diluted	11,953	12,485
Cash dividends declared per common share	$0.39	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Net income	$9,298	$10,037
Other comprehensive income:
Foreign currency translation gain	129	113
Unrealized gains on available for sale securities, net of tax	58	35
Comprehensive income	$9,485	$10,185

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Operating activities
Net income	$9,298	$10,037
Loss from discontinued operations, net of tax	(978)	(900)
Income from continuing operations	10,276	10,937
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	1,926	3,139
Depreciation and amortization	5,209	5,314
Amortization of investment discount/premium, net	556	560
Loss on disposal of property and equipment	19	21
Share-based compensation	2,813	1,737
Excess tax benefits from share-based compensation	(324)	(368)
Deferred income taxes	(260)	44
Changes in operating assets and liabilities:
Accounts receivable	(2,467)	(1,259)
Prepaid expenses and other current assets	(1,149)	(2,114)
Accounts payable and accrued liabilities	2,084	804
Income taxes payable	1,382	(493)
Deferred rent	(236)	(178)
Deferred revenue	2,916	(35)
Net cash provided by operating activities - continuing operations	22,745	18,109
Net cash (used in) provided by operating activities - discontinued operations	(750)	1,454
Net cash provided by operating activities	21,995	19,563
Investing activities
Capital expenditures	(5,309)	(7,104)
Investment in partnership interest	(2,246)	—
Purchases of marketable securities	(8,507)	(6,462)
Maturities of marketable securities	10,560	6,980
Net cash used in investing activities - continuing operations	(5,502)	(6,586)
Net cash used in investing activities - discontinued operations	(31)	(229)
Net cash used in investing activities	(5,533)	(6,815)
Financing activities
Excess tax benefits from share-based compensation	324	368
Net proceeds from exercise of stock options	967	633
Payment of dividends	(4,612)	(4,532)
Repurchases of common stock	(7,507)	(3,715)
Net cash used in financing activities - continuing operations	(10,828)	(7,246)
Effect of foreign exchange rates on cash	(39)	(82)
Net increase in cash and cash equivalents	5,595	5,420
Cash and cash equivalents and cash of business held for sale at beginning of period	88,027	94,003
Cash and cash equivalents and cash of business held for sale at end of period	93,622	99,423
Less cash of business held for sale at end of period	(1,103)	(2,908)
Cash and cash equivalents at end of period	$92,519	$96,515
Supplemental disclosures of cash flow information
Income taxes paid	$5,117	$7,089
Non-cash investing and financing activities:
Purchase of equipment included in accounts payable and accrued liabilities	$670	$536
Declaration of cash dividend to be paid	4,638	4,580
Repurchases of common stock included in accrued liabilities	$—	$191
The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Notes to Consolidated Financial Statements
(Unaudited)

1. Nature of Business

Capella Education Company (the Company) was incorporated on December 27, 1991, and is the parent company of its wholly owned subsidiaries, Capella University (the University), Arden University, Ltd. (Arden University) - formerly known as Resource Development International Limited, or RDI, Sophia Learning, LLC (Sophia), and Capella Learning Solutions (CLS). The University, founded in 1993, is an online postsecondary education services company offering a variety of bachelor's, master's and doctoral degree programs primarily delivered to working adults. The University is accredited by the Higher Learning Commission.

In 2011, the Company acquired RDI, and in August 2015, RDI received confirmation that it met the criteria for university title in the United Kingdom (UK) and could begin operating as Arden University. Arden University is an independent provider of UK university qualifications that markets, develops and delivers programs worldwide via its offices and partners across Asia, North America, Africa and Europe. On February 8, 2016, the Company’s Board of Directors approved a plan to divest Arden University. We are actively marketing the Arden University business and believe it is probable that the business will be divested within a year. As such, the assets and liabilities of Arden University are considered to be held for sale, and Arden University is presented as discontinued operations within the financial statements and footnotes for all periods presented.

Sophia is an innovative learning platform leveraging technology to support self-paced learning, including courses eligible for transfer into credit at over 2,000 colleges and universities.

CLS provides online non-degree, high-demand, job-ready skills training solutions and services to individuals and corporate partners which are delivered through Capella's learning platform.

With the Company's focus on high-quality academic offerings provided in an online delivery format, it has one reporting segment.

2. Summary of Significant Accounting Policies

Consolidation
The consolidated financial statements include the accounts of the Company, the University, CLS, Arden University and its subsidiaries, and Sophia, after elimination of intercompany accounts and transactions. Arden University operates on a fiscal year ending October 31, which is also the date used for consolidation.

Reclassifications
We reclassified prior periods within our Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Cash Flows, as well as certain applicable footnotes to conform to our current presentation of Arden University as discontinued operations. Refer to Note 4, Discontinued Operations, for additional information.

Revenue Recognition
Beginning in fiscal year 2016, we record revenue for learners who drop all courses or withdraw from the University with an unpaid tuition balance at the time of cash collection. This change is consistent with the Company's belief that such unpaid balances do not meet the threshold of reasonable collectability which must be met in order to recognize revenue. During the period in which a learner drops all courses or withdraws from the University prior to finalizing coursework, no additional revenue will be recognized until payment is received from the learner. This change did not have a material impact on our revenues or results of operations in the current period, and is not expected to have a material impact on revenues or results of operations in subsequent periods.

Subsequent Events
On April 22, 2016, the Company acquired 100% of the share capital of Sutter Studios, Inc. d/b/a Hackbright Academy (Hackbright) for approximately $18.0 million in cash, subject to customary adjustments for working capital, debt, and seller transaction expenses. Hackbright is a leading software engineering school for women, with a mission to increase female representation in the technology sector. Hackbright, headquartered in San Francisco, offers in-person, immersive 12-week full-

time educational programs in software engineering as well as part-time programs. Capella’s acquisition of Hackbright Academy will expand Capella’s existing business of providing innovative education offerings which provide a more direct path from learning to employment. Upon acquisition, the Company changed the official corporate name of Hackbright to Hackbright Academy, Inc.

Hackbright’s operating results will be included in the Company’s consolidated financial statements from the date of the acquisition, and are not expected to be material to our 2016 results of operations. The initial accounting for the Hackbright acquisition is incomplete at this time as the Company is in the process of determining the fair value of the assets acquired and liabilities assumed in accordance with ASC 805 Business Combinations.

Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company's consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and footnotes. Actual results could differ from those estimates. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes included in its Annual Report on Form
10-K for the fiscal year ended December 31, 2015 (2015 Annual Report on Form 10-K).

Refer to the Company’s “Summary of Significant Accounting Policies” footnote included within the 2015 Annual Report on Form 10-K for a complete summary of the Company’s significant accounting policies.

3. Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which changes how companies will account for certain aspects of share-based payments to employees. As part of the new guidance, entities will be required to record the impact of income taxes arising from share-based compensation when awards vest or are settled within earnings as part of income tax expense rather than recorded as part of APIC and will eliminate the requirement that excess tax benefits be realized prior to recognition. Additionally, the guidance requires entities to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, companies will be required to make an accounting policy election at the time of adoption of the new guidance to either account for forfeitures of share-based awards in a manner similar to today's requirements (i.e., estimating the number of awards expected to be forfeited at the grant date and adjusting the estimate when awards are actually forfeited), or recognizing forfeitures as they occur with no estimate of forfeitures determined at the grant date. Entities will apply the forfeiture election provision using a modified retrospective transition approach, with a cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. Finally, the new guidance simplifies the minimum statutory tax withholding requirements for employers who withhold shares upon settlement of an award on behalf of an employee to cover tax obligations. Specifically, the new guidance allows entities to withhold an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award. The guidance will be effective for the Company's annual and interim reporting periods beginning January 1, 2017, with early adoption permitted. The Company is evaluating the impact this standard will have on its business practices, financial condition, results of operations, and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to require organizations that lease assets to recognize the rights and obligations associated with those leases on the consolidated balance sheets. The guidance will be effective for the Company's annual reporting period beginning January 1, 2019, with early adoption permitted. The Company is evaluating the impact this standard will have on its business practices, financial condition, results of operations, and disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance revises the accounting requirements related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The update also changes certain disclosure requirements associated with the fair value of financial instruments. These changes will require an entity to measure, at fair value, investments in equity securities and other ownership interests in an entity - including investments in partnerships, unincorporated joint ventures and limited liability companies that do not result in consolidation and are not accounted for under the equity method - and recognize the changes in fair value within net income. The guidance will be effective for the Company's annual and interim reporting periods beginning January 1, 2018, and early adoption is generally not permitted for most provisions. The Company is evaluating the impact this standard will have on its business practices, financial condition, results of operations, and disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which is included in FASB Accounting Standard Codification (ASC) Topic 810, Consolidation. This update changes the guidance with respect to the analyses that a reporting entity must perform to determine whether it should consolidate certain types of legal entities under the variable interest consolidation model. All legal entities are subject to reevaluation under the revised consolidation model. The new guidance affects the following areas: (1) limited partnerships and similar legal entities, (2) evaluating fees paid to a decision maker or a service provider as a variable interest, (3) the effect of fee arrangements on the primary beneficiary determination, (4) the effect of related parties on the primary beneficiary determination, and (5) certain investment funds. The Company adopted this guidance in the first quarter of 2016, and it did not have a material impact on its business practices, financial condition, results of operations, or disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern, which is included in ASC 205, Presentation of Financial Statements. This update provides an explicit requirement for management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The guidance will be effective for the Company's annual reporting period beginning January 1, 2017, and applied prospectively; early adoption is also permitted. The Company does not expect adoption of this guidance to have a material impact on its business practices, financial condition, results of operations, or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which is included in ASC Topic 606, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that creates a single source of revenue guidance for all companies in all industries. The model is more principles-based than current guidance, and is primarily based on recognizing revenue at an amount that reflects consideration to which the entity expects to be entitled to in exchange for transferring goods or services to a customer. The standard allows the Company to transition to the new model using either a full or modified retrospective approach. Under the original ASU, the guidance was effective for the Company's interim and annual reporting periods beginning January 1, 2017, and early adoption was not permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, which formally defers the effective date of the new revenue standard for public entities by one year. As a result, the updated revenue guidance will be effective for the Company's interim and annual reporting periods beginning January 1, 2018, and early adoption is permitted as of the original effective date contained within ASU 2014-09. The Company is evaluating the impact this standard will have on its business practices, financial condition, results of operations, and disclosures.

The Company has reviewed and considered all other recent accounting pronouncements and believes there are none that could potentially have a material impact on its business practices, financial condition, results of operations, or disclosures.

4. Discontinued Operations

On February 8, 2016, the Company’s Board of Directors approved a plan to divest Arden University. Arden University achieved the strategic milestones the Company pursued, including receiving University Title in 2015, and is well positioned in the UK market. The planned disposal of Arden University represents a strategic shift in the Company's business, and the Company believes that divesting and reallocating resources previously used to fund Arden University's operations to FlexPath and the non-degree market in the U.S. will create a higher return for our shareholders and better position the Company for strong growth in the future.

The Company is actively marketing the Arden University business and believes it is probable that the business will be divested within a year. As such, the assets and liabilities of Arden University are considered to be held for sale, and Arden University is presented as discontinued operations within the financial statements and footnotes for all periods presented.

The major components of Arden University's assets and liabilities, which are presented separately as held for sale within the Company's Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, are as follows, in thousands:

	As of March 31, 2016	As of December 31, 2015
Assets
Cash and cash equivalents	$1,103	$1,923
Accounts receivable, net	2,310	2,055
Goodwill	16,677	16,862
Intangibles, net	1,254	1,389
Other assets	652	729
Assets of business held for sale	$21,996	$22,958
Liabilities
Accounts payable and accrued liabilities	$3,585	$3,324
Deferred revenue	4,564	4,967
Other liabilities	53	—
Liabilities of business held for sale	$8,202	$8,291

A reconciliation of the line items comprising the results of operations of the Arden University business to the loss from discontinued operations presented in the Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, in thousands, is included in the following table:

	Three Months Ended March 31,
	2016	2015
Revenues	$3,270	$3,373
Costs and expenses:
Instructional costs and services	1,660	1,819
Marketing and promotional	1,293	1,159
Admissions advisory	273	252
General and administrative	953	973
Total costs and expenses	4,179	4,203
Operating loss	(909)	(830)
Other expense, net	(69)	(133)
Loss before income taxes	(978)	(963)
Income tax benefit	—	(63)
Loss from discontinued operations, net of tax	$(978)	$(900)

5. Net Income per Common Share

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
The following table presents a reconciliation of the numerator and denominator in the basic and diluted net income per common share calculation, in thousands, except per share data:

	Three Months Ended March 31,
	2016	2015
Numerator:
Income from continuing operations	$10,276	$10,937
Loss from discontinued operations, net of tax	(978)	(900)
Net income	$9,298	$10,037
Denominator:
Denominator for basic net income per common share— weighted average shares outstanding	11,755	12,228
Effect of dilutive stock options, restricted stock, and market stock units	198	257
Denominator for diluted net income per common share— weighted average shares outstanding	11,953	12,485
Basic net income (loss) per common share:
Continuing operations	$0.87	$0.89
Discontinued operations	(0.08)	(0.07)
Basic net income per common share	$0.79	$0.82
Diluted net income (loss) per common share:
Continuing operations	$0.86	$0.88
Discontinued operations	(0.08)	(0.08)
Diluted net income per common share	$0.78	$0.80

Options to purchase common shares were outstanding, but not included in the computation of diluted net income per common share on both a continuing and discontinued basis, because their effect would be anti-dilutive. The following table summarizes these securities, in thousands:

	Three Months Ended March 31,
	2016	2015
Anti-dilutive securities excluded from diluted earnings per share calculation, for both continuing and discontinued operations	487	232

6. Marketable Securities

The following is a summary of available-for-sale securities, in thousands:

	As of March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$63,778	$43	$(8)	$63,813
Corporate debt securities	6,873	17	(17)	6,873
Total	$70,651	$60	$(25)	$70,686

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$67,333	$13	$(53)	$67,293
Corporate debt securities	5,926	—	(18)	5,908
Total	$73,259	$13	$(71)	$73,201

The unrealized gains and losses on the Company’s investments in municipal and corporate debt securities as of March 31, 2016 and December 31, 2015 were caused by changes in market values primarily due to interest rate changes. All of the Company's securities which were in an unrealized loss position as of March 31, 2016 had been in an unrealized loss position for less than twelve months. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. No other-than-temporary impairment charges were recorded during the three months ended March 31, 2016 and 2015.
The following table summarizes the remaining contractual maturities of the Company’s marketable securities, in thousands:

	As of March 31, 2016	As of December 31, 2015
Due within one year	$32,041	$27,522
Due after one year through five years	38,645	45,679
Total	$70,686	$73,201

The following table summarizes the proceeds from the maturities of available-for-sale securities, in thousands:

	Three Months Ended March 31,
	2016	2015
Maturities of marketable securities	$10,560	$6,980
Total	$10,560	$6,980

The Company did not record any gross realized gains or gross realized losses in net income during the three months ended March 31, 2016 and 2015. Additionally, there were no proceeds from sales of marketable securities prior to maturity during the three months ended March 31, 2016 and 2015.

7. Fair Value Measurements

The following tables summarize certain information for assets and liabilities measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements as of March 31, 2016 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$45,862	$45,862	$—	$—
Money market	46,657	46,657	—	—
Marketable securities:
Tax-exempt municipal securities	63,813	—	63,813	—
Corporate debt securities	6,873	—	6,873	—
Total assets at fair value on a recurring basis	$163,205	$92,519	$70,686	$—

	Fair Value Measurements as of December 31, 2015 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$49,151	$49,151	$—	$—
Money market	36,953	36,953	—	—
Marketable securities:
Tax-exempt municipal securities	67,293	—	67,293	—
Corporate debt securities	5,908	—	5,908	—
Total assets at fair value on a recurring basis	$159,305	$86,104	$73,201	$—

The Company measures cash and cash equivalents at fair value primarily using real-time quotes for transactions in active exchange markets involving identical assets. The Company’s marketable securities are classified within Level 2 and are valued using readily available pricing sources for comparable instruments utilizing market observable inputs. The Company does not hold securities in inactive markets. The Company did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2016 and 2015.

The Company did not have any liabilities requiring fair value measurement as of March 31, 2016.

8. Accrued Liabilities

Accrued liabilities consist of the following, in thousands:

	As of March 31, 2016	As of December 31, 2015
Accrued compensation and benefits	$8,677	$7,989
Accrued instructional	4,145	3,427
Accrued vacation	1,796	1,046
Accrued invoices	11,516	9,995
Other(1)	1,302	1,201
Total	$27,436	$23,658

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

The following presents the Company's future minimum lease commitments as of March 31, 2016, in thousands:

2016	$4,199
2017	5,729
2018	4,879
2019	11
2020	—
2021 and thereafter	—
Total	$14,818

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

Revolving Credit Facility
On December 18, 2015, the Company entered into a secured revolving credit facility (the Facility) with Bank of America, N.A., and certain other lenders. The Facility provides the Company with a committed $100.0 million of borrowing capacity with an increase option of an additional $50.0 million. The Company's obligations under the Facility are guaranteed by all existing material domestic subsidiaries and secured by substantially all assets of the Company and such subsidiaries. The Facility expires on December 18, 2020.

Borrowings under the Credit Agreement bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus an applicable rate of 1.75% to 2.25% based on the Company’s consolidated leverage ratio or, at the Company’s option, an alternative base rate (defined as the higher of (a) the federal funds rate plus 0.5%; (b) Bank of America’s prime rate; or (c) the one-month LIBOR plus 1.0%) plus an applicable rate of 0.75% to 1.25% based on the Company’s consolidated leverage ratio. The Credit Agreement requires payment of a commitment fee, based on the Company’s consolidated leverage ratio, charged on the unused credit facility. The Company recorded commitment fee expenses of $0.1 million and $0.1 million in other income (expense), net, for the three months ended March 31, 2016 and 2015, respectively. Outstanding letters of credit are also charged a fee, based on the Company’s consolidated leverage ratio. The Company capitalized approximately $0.8 million of debt issuance costs related to the December 18, 2015 credit facility, and these costs are being amortized on a straight-line basis over a period of five years. Charges related to our credit facility are included in other expense, net.

The Credit Agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Failure to comply with the covenants contained in the Credit Agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. As of March 31, 2016 and December 31, 2015, there were no borrowings under the credit facility, and the Company was in compliance with all debt covenants.

Litigation
In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, claims involving learners or graduates and routine employment matters. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of March 31, 2016 that are probable or estimable, for which the outcome could have a material adverse impact on its consolidated financial position or results of operations.

10. Share Repurchase Program and Dividends

Share Repurchase Program
The Company announced its current share repurchase program in July 2008. The Board of Directors authorizes repurchases of outstanding shares of common stock from time to time depending on market conditions and other considerations. A summary of the Company’s comprehensive share repurchase activity from the program's commencement through March 31, 2016, all of which was part of its publicly announced program, is presented below, in thousands:

Board authorizations:
July 2008	$60,000
August 2010	60,662
February 2011	65,000
December 2011	50,000
August 2013	50,000
December 2015	50,000
Total amount authorized	335,662
Total value of shares repurchased	287,117
Residual authorization	$48,545

The following table summarizes shares repurchased, in thousands:

	Three Months Ended March 31,
	2016	2015
Shares repurchased	165	58
Total consideration, excluding commissions	$7,500	$3,904

As of March 31, 2016, the Company had purchased an aggregate of 6.3 million shares under the program’s outstanding authorizations at an average price per share of $45.61 totaling $287.1 million, excluding commissions.

Dividends

During the three months ended March 31, 2016, the Company declared the following cash dividends, in thousands except per share amounts:

Declaration Date	Record Date	Payment Date	Dividend per Share	Total Dividend Amount
February 18, 2016	March 10, 2016	April 15, 2016	$0.39	$4,638

Of the total dividend amount declared in the current quarter, $4.6 million is attributable to shares of common stock outstanding as of the record date and restricted stock units (RSUs) expected to vest in the next twelve months. This amount, along with the portion of dividends declared in prior quarters related to unvested RSUs, is included within dividends payable in the Company's consolidated balance sheet as of March 31, 2016. The remaining balance is attributable to dividends declared on restricted stock units expected to vest subsequent to the next twelve months and is classified as other liabilities in the Company's consolidated balance sheet as of March 31, 2016. Dividends declared on RSUs are forfeitable prior to vesting. All future dividends are subject to declaration by the Company's Board of Directors and may be adjusted due to future business needs or other factors deemed relevant by the Board of Directors.

11. Share-Based Compensation

The table below reflects the Company’s share-based compensation expense recognized in the consolidated statements of income, in thousands:

	Three Months Ended March 31,
	2016	2015
Instructional costs and services	$208	$228
Marketing and promotional	183	137
Admissions advisory	13	7
General and administrative	2,409	1,365
Share-based compensation expense included in operating income	2,813	1,737
Tax benefit from share-based compensation expense	1,063	643
Share-based compensation expense, net of tax	$1,750	$1,094

12. Other Investments

At March 31, 2016, the Company held a $2.5 million investment in a limited partnership, with a commitment to invest up to an additional $2.2 million through February 2024. During the three months ended March 31, 2016, the Company made investments totaling $110 thousand in the partnership. The partnership invests in innovative companies in the health care field. The Company's investment comprises less than 3% of the total partnership interest; accordingly, the Company designated the investment as a cost method investment and classified it within other assets in the consolidated balance sheets as of March 31, 2016 and December 31, 2015.

During the three months ended March 31, 2016, the Company made an investment of $2.1 million in a limited partnership that invests in education and education-related technology companies with a commitment to invest up to an additional $2.7 million through January 2025. The Company's investment comprises approximately 5% of the total partnership interest, and the Company designated the investment as a cost method investment and classified it within other assets in the consolidated balance sheet as of March 31, 2016.

13. Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss, in thousands:

	Foreign Currency Translation Loss	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Loss(1)
Beginning balance, December 31, 2015	$(235)	$(37)	$(272)
Other comprehensive income	129	58	187
Ending balance, March 31, 2016	$(106)	$21	$(85)

(1)	Accumulated other comprehensive loss is presented net of tax of $14 thousand and $21 thousand as of March 31, 2016 and December 31, 2015, respectively.

There were no reclassifications out of accumulated other comprehensive loss to net income for the three months ended March 31, 2016 and 2015.

14. Regulatory Supervision and Oversight

Political and budgetary concerns can significantly affect the Title IV Programs. Congress reauthorizes the Higher Education Act (HEA) and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in August 2008. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of March 31, 2016, Title IV programs in which the University's learners participate are operative and sufficiently funded.

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

Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those suggested by the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as updated in our subsequent reports filed with the SEC, including any updates or circumstances described in this or other Quarterly Reports on Form 10-Q. The performance of our business and our securities may be adversely affected by these factors and other factors common to businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risks. Therefore, you should consider these risk factors with caution and form your own independent conclusions about the likely effect of these risks on our future performance. Forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review all the disclosures and risk factors described in this and other documents we file from time to time with the SEC.

Executive Overview
We are an online postsecondary education services company. As of March 31, 2016, our wholly owned subsidiaries included the following:

•	Capella University (the University) is a regionally accredited university that offers a variety of undergraduate and graduate degree programs for working adult professionals.

•
Arden University, Ltd. (Arden University), formerly known as Resource Development International Limited (RDI), is an independent provider of United Kingdom (UK) university qualifications that markets, develops and delivers programs worldwide via its offices and partners across Asia, North America, Africa and Europe.

On February 8, 2016, the Company’s Board of Directors approved a plan to divest Arden University. Arden University achieved the strategic milestones we pursued, including receiving University Title in 2015, and is well positioned in the UK market. The planned disposal of Arden University represents a strategic shift in our business, and the Company believes that divesting and reallocating resources previously used to fund Arden University's operations to FlexPath and the non-degree market in the U.S. will create a higher return for our shareholders and better position the Company for strong growth in the future. We are actively marketing the Arden University business and believe it is probable that the business will be divested within a year. As such, the assets and liabilities of Arden University are considered to be held for sale, and Arden University is presented as discontinued operations within the financial statements and footnotes for all periods presented.

•
Sophia Learning, LLC (Sophia) is an innovative learning platform leveraging technology to support self-paced learning, including courses eligible for transfer into credit at over 2,000 colleges and universities.

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

In the first quarter of 2016, new enrollment decreased by 3.7 percent compared to new enrollment growth of 15.3 percent in the same period in 2015. New enrollment is calculated from the last day a new learner can drop a course without financial penalty. Compared to the same period in the prior year, early cohort persistence improved by approximately two percent in the first quarter of 2016. Early cohort persistence measures the four-quarter weighted moving average new cohort persistence rate during a learner's first four quarters of enrollment.

New enrollment trends tend to differ by degree program due to different market dynamics. In the first quarter of 2016, overall new enrollment declines were driven primarily by our bachelor's and master’s programs, partially offset by new enrollment growth in our doctoral programs.

In the first quarter of 2016, end-of-period total enrollment grew by 2.6 percent compared to 4.6 percent in the same period in 2015. Total enrollment growth was primarily driven by strong total enrollment growth in our master's programs, partially offset by total enrollment declines in our doctoral and bachelor's programs.

•
Doctoral enrollment. During the first quarter of 2016, year-over-year doctoral total enrollment declined by 3.7 percent. It will take time for our doctoral programs to return to enrollment growth due to a combination of factors, including the extended decision cycles for prospects at the doctoral level, stronger doctoral graduations, as well as our continued learner success efforts at the doctoral level. Our doctoral offerings are comprised of professional doctorate programs and PhD programs. Enrollment in our professional doctorate programs has increased. At the same time, PhD enrollment, which represents the largest component of our doctoral offerings, has been declining. The primary difference between PhD and professional doctorate programs is the intent and deliverable of the independent research phase. Compared to a PhD, professional doctorate programs can potentially offer a more affordable and direct path to the educational goals of certain professionals.

As part of our doctoral learner success initiative, we are focusing on learners that are not making sufficient and timely academic progress in the comprehensive and dissertation phase of their programs. In our doctoral offering, market demand for professional doctorate programs is currently stronger than for PhD programs. We are supporting the return to doctoral growth by focusing on redesigning our program offerings, improving affordability, and expanding our doctoral portfolio, including creating new professional doctorate programs. The doctoral learner success initiatives and the continued pressure on doctoral enrollment growth are expected to negatively impact our operating performance, including during the remainder of 2016.

•
Learner success. As we continue to position Capella to drive sustainable growth, we are focused on improving learner success rates particularly in the first four quarters of enrollment while maintaining a high standard of academic quality and rigor. The first four quarters of enrollment are particularly critical because learners tend to persist at a very high rate after that period. In the first quarter of 2016, we achieved a two percent improvement in early cohort persistence over the same period in the prior year. Going forward, we will increasingly focus on the entire learner lifecycle. Certain initiatives to improve learner success can affect our growth and profitability in the near-term. However, we believe these efforts are in the best interest of our learners and over the long-term will enhance Capella’s brand and reputation, which, in turn, positions us for more sustainable long-term growth. Learner success initiatives include the following:

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

•
Marketing strategy. We have made significant strides in shifting from a demand driven strategy towards a comprehensive marketing strategy which is focused on building relationships with prospective learners early in their decision cycle. This strategy is also designed to attract prospective learners that are committed to and able to succeed in their academic endeavors. The marketing strategy includes:

•	Introducing prospective learners to Capella with a differentiated message in channels such as mass media and strategic relationships with employers and professional organizations,

•	Connecting with prospective learners by generating and nurturing inquiries through direct media such as natural search, our website, and display media, and

•	Engaging with prospective learners by developing meaningful relationships such as through social media, via mobile devices, or by way of direct engagement.

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

•
Establishing new growth platforms. We seek to drive long-term growth that is an extension of our core competencies into new and expanded markets. One of our key growth platforms is FlexPath. FlexPath is a learning model that decouples from the credit-hour requirements and allows learners to complete coursework at their own pace and complete activities to demonstrate specific competencies by the end of the learner’s 12-week subscription period. Capella University was the first institution with approval from the Higher Learning Commission and the Department of Education to offer and provide Title IV funding for programs at the Bachelor's and Master's degree levels. These approvals allow learners enrolled in FlexPath to apply for federal financial aid. Only a few other universities received approvals by their accreditor and the Department of Education to offer similar programs. We have experienced delays in the direct assessment approval process related to our pending, new FlexPath programs at both the Higher Learning Commission and the Department of Education as they have continued to refine their application requirements and processes to ensure the quality of direct assessment programs. Additionally, the Department of Education has indicated that direct assessment program specializations will also require specific approval to offer Title IV. It is possible this will add another step in the approval process with both the Department of Education and the Higher Learning Commission.

In September 2015, we received Higher Learning Commission approval to begin offering the seventh program in FlexPath, the Registered Nurse-to-Bachelor of Science in Nursing (RN-to-BSN) program, and learners began enrolling in January 2016. We are awaiting Department of Education approval for the RN-to-BSN program for Title IV eligibility.

The FlexPath direct assessment model provides an opportunity to expand our served market and drive affordability through lower tuition costs, reduced time to completion, and increased flexibility. Our goal is to ensure learners have the right experience and that we understand what our learners need to succeed. As we continue to learn and gain experience, we will refine the academic model and evolve the business model for FlexPath. At March 31, 2016, approximately 9 percent of total Bachelor's and Master's learners are enrolled in FlexPath courses.

•
CLS offerings. In 2013, the Company introduced the first set of CLS offerings - online training solutions and services to corporate partners. In 2015, CLS expanded its offerings to include non-degree, high-demand, job-ready skills and training solutions and services to individuals and corporate partners. Throughout the remainder of 2016, we plan to continue expanding our non-degree online training offerings, including through our relationships with CareerBuilder® and the International Institute for Analytics (IIA).

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

•
Divestiture of Arden University. On February 11, 2016, we announced our intention to divest Arden University. While we have begun a process to sell Arden, we cannot predict when such a sale will occur or the terms of the sale. We believe the fair value of the Arden University reporting unit remains in excess of the carrying value as of March 31, 2016. Management will assess goodwill for impairment in the fourth quarter of 2016 if the business has not been divested prior to that time.

•
Business Acquisitions. On April 22, 2016, the Company acquired 100% of the share capital of Sutter Studios, Inc. d/b/a Hackbright Academy (Hackbright) for approximately $18.0 million in cash, subject to customary adjustments for working capital, debt, and seller transaction expenses. Hackbright is a leading software engineering school for women, with a mission to increase female representation in the technology sector. Hackbright, headquartered in San Francisco, offers in-person, immersive 12-week full-time educational programs in software engineering as well as part-time programs. Capella’s acquisition of Hackbright Academy will expand Capella’s existing business of providing innovative education offerings which provide a more direct path from learning to employment. Upon acquisition, the Company changed the official corporate name of Hackbright to Hackbright Academy, Inc.

Hackbright’s operating results will be included in the Company’s consolidated financial statements from the date of the acquisition, and are not expected to be material to our 2016 results of operations.

Regulatory Environment
The following summarizes significant regulatory matters applicable to our business. For a more detailed discussion of the regulatory environment and related risks, refer to Part 2, Item 7, Key Trends, Developments and Challenges, and Regulatory Environment in our 2015 Annual Report on Form 10-K.

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

If Congress reduced the amount of available Title IV program funding, we would attempt to arrange for alternative sources of financial aid for our learners, but private sources would not be able to provide as much funding to our learners or on terms comparable to Title IV. In addition, private funding sources could require us to guarantee all or part of this assistance and we might incur other additional costs. For these reasons, private, alternative sources of learner financial aid would only partly offset, if at all, the impact on our business of reduced Title IV program funding, and would not be a practical alternative in the case of a significant reduction in Title IV financial aid.

•
College Rating System. On December 19, 2014, the U.S. Department of Education released a draft of a College Ratings Framework which was intended to serve as a discussion document on the best way to measure access, affordability and outcomes. The Department requested feedback by February 17, 2015 with the expressed goal of having a rating system in place by the end of 2015. On June 25, 2015, the Department of Education announced that it no longer intended to introduce a college ratings system and instead would create a consumer-facing tool for learners and families, which was released on September 12, 2015 as an update to the College Scorecard. The Department of Education updated the scorecard once more on March 10, 2016. We support the Department of Education in its efforts to increase transparency. It will remain challenging for consumers to make comparisons given the incomplete data sets and methodologies used to determine the metrics for each institution and also given the significant differences in learner populations across institutions.

•
Gainful Employment (GE). The Department of Education published a final rule on October 30, 2014 that went into effect on July 1, 2015. The final rule applies to all GE programs, which include non-degree programs at public and private non-profit institutions, and all programs offered by proprietary institutions. The rule establishes a “debt-to-earnings” (DTE) ratio that GE programs must satisfy over the course of annual measurement periods to remain eligible for Title IV federal student aid. We do not know which of our programs, if any, will be impacted by the DTE ratio requirements and will not know until we receive earnings data from the Department of Education, which we expect at some point in 2016. We have taken and continue to take steps to avoid or mitigate potential adverse consequences, but it remains possible that one or more of our programs could be determined to be in the “zone” or “fail” the initial or future calculations, as those terms are defined in the rule. The final rule also requires institutions to provide certifications regarding a GE program’s satisfaction of programmatic accreditation and state licensure requirements as part of the institutional program participation agreements with the Department of Education. The certification requirements went into effect on December 31, 2015 in connection with the Department of Education's program participation agreement recertification; however, new programs introduced between July 1 and December 31, 2015 were to be certified prior to such program’s introduction to establish eligibility for Title IV federal financial aid. We worked with the Department of Education to clarify various issues related to the new certification requirements, and certified our programs as required by the final GE rule and requirements of the Department of Education. The final rule also includes requirements for the reporting of learner and program data by institutions to the Department of Education and expands the disclosure requirements that have been in effect since July 1, 2011. The rule makes other conforming and technical revisions to the Title IV program participation agreement and related regulations. Refer to the more detailed discussion of recent rulemaking and regulatory activity pertaining to the area of Gainful Employment within the Regulatory Environment section of our 2015 Annual Report on Form 10-K.

•
Current negotiated rulemaking. On April 1, 2016 the Department of Education released a supplemental notice of proposed rule making (NPRM) related to teacher preparation and Teacher Education Assistance for College and Higher Education (TEACH) grant requirements for distance education programs. This NPRM is a continuation of the teacher preparation negotiating rule making that was announced on October 26, 2011. Comments are due by May 1, 2016. No other NPRMs from this round of negotiated rulemaking have been issued.

On October 30, 2015, the Department of Education published final rules on cash management, repeat coursework and clock to credit hour conversion. With the exception of a few provisions within the cash management rule that provide an extra year for implementation, the rules generally become effective on July 1, 2016.

Additionally, on October 20, 2015, the Department of Education announced its intention to establish a negotiated rulemaking committee to prepare regulations that determine which acts or omissions of an institution of higher education a borrower may assert as a defense to repayment of a Title IV loan, and the consequences of such borrower defenses for borrowers, institutions and the Department. Negotiations occurred January 12-14, February 17-19, and March 16-18, 2016, and ended without consensus. The Department of Education has announced its plan to release draft rules for comment in early summer, 2016.

•
State Authorization Reciprocity Agreement (SARA). SARA is a nationwide state regulatory initiative intended to make distance education courses more accessible to learners across state lines and make it easier for states to regulate and institutions to participate in interstate distance education. On January 27, 2015, Minnesota became the 19th state to join SARA, and on March 6, 2015, Capella University was approved as an institutional participant in SARA.

•
Program Participation Agreement. The Department of Education approved Capella University's Program Participation Agreement (PPA) in August 2014. Capella University is fully certified by the Department of Education to participate in Title IV programs through June 30, 2020.

•
Student Loan Cohort Default Rates. To remain eligible to participate in Title IV programs, an educational institution's student loan cohort default rates must remain below certain specified levels. Under current regulations, an educational institution will lose its eligibility to participate in Title IV programs if its three-year measuring period student loan cohort default rate equals or exceeds 30% for three consecutive cohort years, or 40% for any given year. Capella University's three-year cohort default rates for the 2012 and 2011 cohorts are 8.9% and 13.0%, respectively. The decrease is in part due to our learner success initiatives and our efforts to help our learners make informed financial decisions both during and after the time they are at Capella, including educating learners about repayment options. The average cohort default rates for proprietary institutions nationally were 15.8% and 19.1%, in fiscal years 2012 and 2011, respectively.

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

Critical Accounting Policies and Use of Estimates
Our critical accounting policies are disclosed in our 2015 Annual Report on Form 10-K. The only change to our critical accounting policies during the three months ended March 31, 2016 was to our revenue recognition accounting policy. Specifically, beginning in fiscal year 2016, we record revenue for learners who drop all courses or withdraw from the University with an unpaid tuition balance at the time of cash collection. This change is consistent with the Company's belief that such unpaid balances do not meet the threshold of reasonable collectability which must be met in order to recognize revenue. During the period in which a learner drops all courses or withdraws from the University prior to finalizing coursework, no additional revenue will be recognized until payment is received from the learner. This change did not have a material impact on our revenues or results of operations in the current period, and is not expected to have a material impact on revenues or results of operations in subsequent periods.

Results of Operations
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the three months ended March 31, 2016:

	Three Months Ended March 31,
	(Unaudited)		$ Change	% Change	% of Revenue
$ in thousands	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
Revenues	$105,448	$105,701	$(253)	(0.2)%	100.0%	100.0%	0.0%
Costs and expenses:
Instructional costs and services	45,311	45,242	69	0.2	43.0	42.8	0.2
Marketing and promotional	25,879	26,341	(462)	(1.8)	24.5	24.9	(0.4)
Admissions advisory	7,423	6,952	471	6.8	7.0	6.6	0.4
General and administrative	10,308	9,556	752	7.9	9.8	9.0	0.8
Total costs and expenses	88,921	88,091	830	0.9	84.3	83.3	1.0
Operating income	16,527	17,610	(1,083)	(6.1)	15.7	16.7	(1.0)
Other expense, net	(9)	(13)	4	(30.8)	—	(0.1)	0.1
Income from continuing operations before income taxes	16,518	17,597	(1,079)	(6.1)	15.7	16.6	(0.9)
Income tax expense	6,242	6,660	(418)	(6.3)	5.9	6.3	(0.4)
Effective tax rate	37.8%	37.8%
Income from continuing operations	$10,276	$10,937	$(661)	(6.0)%	9.7%	10.3%	(0.6)%
Loss from discontinued operations, net of tax	(978)	(900)	(78)	8.7	(0.9)	(0.9)	—
Net income	$9,298	$10,037	$(739)	(7.4)%	8.8%	9.5%	(0.7)%

	March 31,
Enrollment by Degree(a):	2016	2015	% Change
Doctoral	9,857	10,233	(3.7)%
Master's	17,809	16,451	8.3%
Bachelor's	9,784	9,835	(0.5)%
Other	1,053	1,017	3.5%
Total	38,503	37,536	2.6%

(a) Enrollment as of March 31, 2016 and 2015 is the enrollment as of the last day of classes for the quarter ended March 31, 2016 and 2015, respectively.

Revenues. The decrease in revenues compared to the same quarter in the prior year was primarily related to a larger proportion of master's learners who generate less revenue per learner than our doctoral learners, the change in revenue recognition policy related to learners who drop all courses or withdraw from the University with an unpaid tuition balance, and an increase in discounts and grants to support our initiatives to improve learner success and drive persistence. The overall decrease was partially offset by Capella University total enrollment growth of 2.6 percent in 2016, weighted average tuition price increases of approximately two percent, which were implemented in July 2015, and an overall increase in revenues from FlexPath programs.
Instructional costs and services expenses. Instructional costs and services expenses, and instructional costs and services expenses as a percent of revenue, increased compared to the same quarter in the prior year primarily due to higher bookstore fees and increased staffing levels to support our initiatives to improve learner success and drive total enrollment growth. This overall increase was partially offset by a decrease in bad debt expense primarily as a result of the change in revenue recognition policy related to learners who drop all courses or withdraw from the University with an unpaid tuition balance.
Marketing and promotional expenses. Marketing and promotional expenses, and marketing and promotional expenses as a percent of revenue, decreased compared to the same quarter in the prior year primarily driven by efficiencies gained in our marketing efforts through utilization of a more balanced approach as we continue to optimize our relationship-based and brand marketing model, partially offset by additional employee expenses as a result of increased staffing levels to support new marketing initiatives.

Admissions advisory expenses. Admissions advisory expenses, and admission advisory expenses as a percent of revenue, increased compared to the same quarter in the prior year primarily due to increased enrollment services and admissions staffing to support higher Capella University inquiry conversion and enrollment growth.
General and administrative expenses. General and administrative expenses, and general and administrative expenses as a percent of revenue, increased compared to the same quarter in the prior year primarily due to higher share-based compensation expense driven by an increased number of individuals who are at or near retirement eligibilty, partially offset by a reduction in employee expenses.
Other expense, net. Other expense, net, is primarily comprised of management fees related to our limited partnership investments, offset by interest income earned on cash equivalents and marketable securities.

Income tax expense. Our effective tax rate for the three months ended March 31, 2016 was unchanged compared to the effective tax rate in the same quarter of the prior year.

Loss from discontinued operations, net of tax. Loss from discontinued operations, net of tax, consists of the net losses of Arden University, a business whose assets and liabilities are held for sale and which is presented as discontinued operations within the financial statements and footnotes.

Liquidity and Capital Resources

Liquidity
We financed our operating activities and capital expenditures during the three months ended March 31, 2016 and 2015 primarily through cash provided by operating activities. Our cash and cash equivalents were $92.5 million and $86.1 million at March 31, 2016 and December 31, 2015, respectively. Our cash and cash equivalents increased primarily due to cash provided by operating activities, which was partially offset by share repurchases, capital expenditures, and payments of cash dividends.

On December 18, 2015, the Company entered into a secured revolving credit facility (the Facility) with Bank of America, N.A., and certain other lenders. The Facility provides the Company with a committed $100.0 million of borrowing capacity with an increase option of an additional $50.0 million. The Company's obligations under the Facility are guaranteed by all existing material domestic subsidiaries and secured by substantially all assets of the Company and such subsidiaries. The Facility expires on December 18, 2020. As of March 31, 2016 and December 31, 2015, there were no borrowings under the credit facility, and the Company was in compliance with all debt covenants.

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

On April 22, 2016, we completed the acquisition of Hackbright Academy, a leading software engineering school for women headquartered in San Francisco, for approximately $18.0 million. The acquisition was funded through our existing cash and cash equivalents.

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

Operating Activities
Net cash provided by operating activities from continuing operations was $22.7 million and $18.1 million for the three months ended March 31, 2016 and 2015, respectively. The increase was primarily due to the effects of changes in operating assets and liabilities, including an increase in deferred revenue as well as accounts payable and accrued liabilities. The overall increase was partially offset by an increase in accounts receivable and lower income from continuing operations.

Investing Activities

Net cash used in investing activities from continuing operations was $5.5 million and $6.6 million for the three months ended March 31, 2016 and 2015, respectively, and consisted primarily of purchases of marketable securities, capital expenditures related to investments in property and equipment, and investments in partnerships, offset by maturities of marketable securities. Net purchases and maturities of marketable securities resulted in cash inflows of $2.1 million and $0.5 million during the three months ended March 31, 2016 and March 31, 2015, respectively. During the three months ended March 31, 2016, the Company made investments in partnership interests totaling $2.2 million.

We believe the credit quality and liquidity of our investment portfolio as of March 31, 2016 is strong. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply/demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity. But even with this approach, we may incur investment losses as a result of unusual and unpredictable market developments, and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Capital expenditures were $5.3 million and $7.1 million for the three months ended March 31, 2016 and 2015, respectively, which primarily consisted of investments in foundational infrastructure, the development and refinement of courses, and marketing infrastructure to enhance efficiencies and analytics capabilities.

We lease all of our facilities. We expect to make future payments on existing leases from cash generated from operations.

Financing Activities
Net cash used in financing activities was $10.8 million and $7.2 million for the three months ended March 31, 2016 and 2015, respectively. Cash payments of dividends were $4.6 million and $4.5 million for the three months ended March 31, 2016 and 2015, respectively. Additionally, in the first three months of 2016, we used cash to repurchase $7.5 million of common stock under our share repurchase program compared to $3.7 million in the first three months of 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk
The Company has no derivative financial instruments or derivative commodity instruments, and believes the risk related to cash equivalents and marketable securities is limited due to the adherence to our investment policy, which focuses on capital preservation and liquidity. In addition, all investments must have a minimum Standard & Poor’s rating of A minus (or equivalent) by at least one agency at the purchase date. All of the Company's cash equivalents and marketable securities were rated A or higher as of March 31, 2016 and December 31, 2015, by at least one rating agency. In addition, the Company utilizes money managers who conduct initial and ongoing credit analysis on our investment portfolio to monitor and minimize the potential impact of market risk associated with its cash, cash equivalents and marketable securities. Despite the investment risk mitigation strategies the Company employs, we may incur investment losses as a result of unusual and unpredictable market developments and may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. Unusual and unpredictable market developments may also create liquidity challenges for certain assets in the Company's investment portfolio.

Interest Rate Risk
The Company manages interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates, which are tied to various market indices. The Company's future investment income may fall short of expectations due to changes in interest rates or it may suffer losses in principal if it is forced to sell securities that have declined in market value due to changes in interest rates. At March 31, 2016, a 10% increase or decrease in interest rates would not have a material impact on the Company's future earnings, fair values, or cash flows.

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

Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of March 31, 2016, in ensuring that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the “Risk Factors” section as updated in the Company's Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended March 31, 2016, the Company repurchased $7.5 million of common stock under its share repurchase program.(1) Its remaining authorization for common stock repurchases was $48.5 million at March 31, 2016. The following presents the Company's share repurchases during the quarter ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
1/1/2016 to 1/31/2016	58,976	$42.31	58,976	$53,549,431
2/1/2016 to 2/29/2016	62,080	44.91	62,080	50,761,619
3/1/2016 to 3/31/2016	44,144	50.22	44,144	48,544,724
Total	165,200	45.40	165,200	48,544,724

(1)
The Company announced its current share repurchase program in July 2008. As of March 31, 2016, the Company's Board of Directors has authorized repurchases up to an aggregate amount of $335.7 million in value of common stock under the current program. The Board of Directors authorizes the Company to repurchase outstanding shares of common stock, from time to time, depending on market conditions and other considerations. There is no expiration date on the repurchase authorizations, and repurchases occur at the Company's discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits
(a) Exhibits

Number	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2006.

3.2	Second Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on December 10, 2008.

4.1	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 20, 2006.

10.1*	Form of Capella Education Company Long-Term Performance Cash Plan Award Agreement.	Filed electronically.

10.2*	Form of Capella Education Company Management Incentive Plan Award Agreement.	Filed electronically.

10.3*	Employment agreement between Capella Education Company and Peter Ramstad, dated January 29, 2015.	Filed electronically.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

EX-101.INS	XBRL Instance Document(1)	Filed electronically.

EX-101.SCH	XBRL Taxonomy Extension Schema Document(1)	Filed electronically.

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)	Filed electronically.

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)	Filed electronically.

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)	Filed electronically.

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)	Filed electronically.

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
April 26, 2016
J. Kevin Gilligan Chief Executive Officer
(Principal Executive Officer)

/s/ Steven L. Polacek
April 26, 2016
Steven L. Polacek Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)