Form 10-Q
period 2016-06-30
CAPELLA EDUCATION CO
filed 2016-07-26
CIK 1104349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock outstanding as of July 21, 2016 was 11,563,695.

CAPELLA EDUCATION COMPANY
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CAPELLA EDUCATION COMPANY
Consolidated Balance Sheets
(In thousands, except par value)

	As of June 30, 2016	As of December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,441	$86,104
Marketable securities, current	44,840	27,522
Accounts receivable, net of allowance of $5,585 at June 30, 2016 and $6,340 at December 31, 2015	18,702	17,081
Prepaid expenses and other current assets	15,487	14,308
Current assets of business held for sale	23,186	4,251
Total current assets	163,656	149,266
Marketable securities, non-current	26,512	45,679
Property and equipment, net	33,765	34,306
Goodwill	26,829	—
Intangibles, net	8,862	—
Other assets	7,480	2,397
Noncurrent assets of business held for sale	—	18,707
Total assets	$267,104	$250,355
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,245	$1,470
Accrued liabilities	33,542	23,658
Dividends payable	4,697	4,824
Deferred revenue	13,099	7,796
Current liabilities of business held for sale	9,356	8,291
Total current liabilities	61,939	46,039
Deferred rent	1,402	1,874
Other liabilities	2,306	3,061
Deferred income taxes	3,364	1,502
Total liabilities	69,011	52,476
Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares — 100,000; Issued and Outstanding shares — 11,607 at June 30, 2016 and 11,824 at December 31, 2015	116	118
Additional paid-in capital	117,149	114,849
Accumulated other comprehensive loss	(89)	(272)
Retained earnings	80,917	83,184
Total shareholders’ equity	198,093	197,879
Total liabilities and shareholders’ equity	$267,104	$250,355

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)
Revenues	$106,725	$104,584	$212,173	$210,285
Costs and expenses:
Instructional costs and services	45,502	45,527	90,813	90,769
Marketing and promotional	24,922	24,713	50,802	51,054
Admissions advisory	7,285	7,117	14,708	14,069
General and administrative	10,944	9,168	21,251	18,724
Total costs and expenses	88,653	86,525	177,574	174,616
Operating income	18,072	18,059	34,599	35,669
Other income (expense), net	42	(10)	33	(23)
Income from continuing operations before income taxes	18,114	18,049	34,632	35,646
Income tax expense	7,040	6,851	13,282	13,511
Income from continuing operations	$11,074	$11,198	21,350	22,135
Loss from discontinued operations, net of tax	(1,379)	(867)	(2,357)	(1,767)
Net income	$9,695	$10,331	$18,993	$20,368
Basic net income (loss) per common share:
Continuing operations	$0.95	$0.92	$1.82	$1.81
Discontinued operations	(0.12)	(0.07)	(0.20)	(0.14)
Basic net income per common share	$0.83	$0.85	$1.62	$1.67
Diluted net income (loss) per common share
Continuing operations	$0.93	$0.90	$1.79	$1.78
Discontinued operations	(0.11)	(0.07)	(0.20)	(0.14)
Diluted net income per common share	$0.82	$0.83	$1.59	$1.64
Weighted average number of common shares outstanding:
Basic	11,648	12,187	11,701	12,207
Diluted	11,872	12,400	11,912	12,442
Cash dividends declared per common share	$0.39	$0.37	$0.78	$0.74

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)
Net income	$9,695	$10,331	$18,993	$20,368
Other comprehensive income:
Foreign currency translation (loss) gain	(41)	(42)	88	71
Unrealized gains (losses) on available for sale securities, net of tax	37	(39)	95	(5)
Comprehensive income	$9,691	$10,250	$19,176	$20,434

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2016	2015
	(Unaudited)
Operating activities
Net income	$18,993	$20,368
Loss from discontinued operations, net of tax	(2,357)	(1,767)
Income from continuing operations	21,350	22,135
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	4,814	6,205
Depreciation and amortization	10,349	10,850
Amortization of investment discount/premium, net	1,113	1,134
Loss on disposal of property and equipment	144	27
Share-based compensation	4,432	3,894
Excess tax benefits from share-based compensation	(348)	(400)
Deferred income taxes	(352)	(455)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed from business acquisitions:
Accounts receivable	(5,713)	(4,520)
Prepaid expenses and other current assets	(4,522)	(4,844)
Accounts payable and accrued liabilities	6,492	8,027
Income taxes payable	929	(2,040)
Deferred rent	(472)	(357)
Deferred revenue	4,603	558
Net cash provided by operating activities - continuing operations	42,819	40,214
Net cash (used in) provided by operating activities - discontinued operations	(476)	703
Net cash provided by operating activities	42,343	40,917
Investing activities
Acquisitions, net of cash acquired	(32,118)	—
Capital expenditures	(9,977)	(12,139)
Investment in partnership interest	(3,203)	(57)
Purchases of marketable securities	(12,737)	(18,246)
Maturities of marketable securities	13,625	16,485
Net cash used in investing activities - continuing operations	(44,410)	(13,957)
Net cash used in investing activities - discontinued operations	(74)	(204)
Net cash used in investing activities	(44,484)	(14,161)
Financing activities
Excess tax benefits from share-based compensation	348	400
Net proceeds from exercise of stock options	1,551	1,087
Payment of dividends	(9,214)	(9,065)
Repurchases of common stock	(15,012)	(10,493)
Net cash used in financing activities - continuing operations	(22,327)	(18,071)
Effect of foreign exchange rates on cash	(9)	(34)
Net increase (decrease) in cash and cash equivalents	(24,477)	8,651
Cash and cash equivalents and cash of business held for sale at beginning of period	88,027	94,003
Cash and cash equivalents and cash of business held for sale at end of period	63,550	102,654
Less cash of business held for sale at end of period	(2,109)	(2,230)
Cash and cash equivalents at end of period	$61,441	$100,424
Supplemental disclosures of cash flow information
Income taxes paid	$12,703	$15,987
Non-cash investing and financing activities:
Purchase of equipment included in accounts payable and accrued liabilities	$342	$578
Declaration of cash dividend to be paid	4,609	4,561
Repurchases of common stock included in accrued liabilities	$—	$499
The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Notes to Consolidated Financial Statements
(Unaudited)

1. Nature of Business

Capella Education Company (the Company) was incorporated on December 27, 1991, and is the parent company of its wholly owned subsidiaries, Capella University (the University); Sophia Learning, LLC (Sophia); Capella Learning Solutions, LLC (CLS); Hackbright Academy, Inc. (Hackbright); DevMountain, LLC (DevMountain); and Arden University, Limited (Arden University) - formerly known as Resource Development International Limited, or RDI. The University, founded in 1993, is an online postsecondary education services company offering a variety of bachelor's, master's and doctoral degree programs primarily delivered to working adults. The University is accredited by the Higher Learning Commission.

Sophia is an innovative learning platform leveraging technology to support self-paced learning, including courses eligible for transfer into credit at over 2,000 colleges and universities. CLS provides online non-degree, high-demand, job-ready skills training solutions and services to individuals and corporate partners which are delivered through Capella's learning platform. Hackbright is a software engineering school for women with a mission to close the gender gap in the high-demand software engineering space. DevMountain is a leading software development school with a mission to be the most impactful coding school in the country by offering affordable, high-quality, leading-edge software coding education.

In 2011, the Company acquired RDI, and in August 2015, RDI received confirmation that it met the criteria for university title in the United Kingdom (UK) and could begin operating as Arden University. Arden University is an independent provider of UK university qualifications that markets, develops and delivers programs worldwide. On February 8, 2016, the Company’s Board of Directors approved a plan to divest Arden University. We are actively marketing the Arden University business and believe it is probable that the business will be divested within a year. As such, the assets and liabilities of Arden University are considered to be held for sale, and Arden University is presented as discontinued operations within the financial statements and footnotes for all periods presented.

2. Summary of Significant Accounting Policies

Consolidation
The consolidated financial statements include the accounts of the Company, the University, Sophia, CLS, Hackbright, DevMountain, and Arden University and subsidiaries after elimination of intercompany accounts and transactions. During the second quarter of 2016, the Company acquired Hackbright and DevMountain. We accounted for these acquisitions as business combinations as of the close of each transaction. The assets acquired and liabilities assumed in conjunction with the acquisitions were recorded at fair value as of the respective acquisition dates, with the results of operations reflected in the Consolidated Statements of Income from the acquisition dates going forward. Refer to Footnote 13, Acquisitions, for further information related to these acquisitions. Arden University, which is presented as discontinued operations within the financial statements and corresponding footnotes, operates on a fiscal year ending October 31, and this is also the date used for consolidation.

Reclassifications
We reclassified prior periods within our Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Cash Flows, as well as certain applicable footnotes to conform to our current presentation of Arden University as discontinued operations. Refer to Footnote 4, Discontinued Operations, for additional information.

Revenue Recognition
Beginning in fiscal year 2016, we began recording revenue for learners who drop all courses or withdraw from the University with an unpaid tuition balance at the time of cash collection. This change is consistent with the Company's belief that such unpaid balances do not meet the threshold of reasonable collectability which must be met in order to recognize revenue. During the period in which a learner drops all courses or withdraws from the University prior to finalizing coursework, no additional revenue will be recognized until payment is received from the learner. This change did not have a material impact on our revenues or results of operations in the current period, and is not expected to have a material impact on revenues or results of operations in subsequent periods.

Share-Based Compensation

During the six months ended June 30, 2016, the Company granted performance-based restricted stock units (RSUs) to certain employees. The fair value of the performance-based restricted stock units is based upon the closing market price of the Company's common stock on the grant date. The performance-based RSUs will vest if, at the end of the performance period, the Company has achieved certain revenue and operating income targets and the employee remains employed by the Company. The number of performance-based RSUs issued to employees at the vesting date will vary based on actual revenue and operating income performance.

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

Use of Estimates
The preparation of the consolidated financial statements in accordance with GAAP requires management to make certain estimates, assumptions, and judgments that affect the reported amounts in the consolidated financial statements and accompanying footnotes. Actual results could differ from those estimates.

Refer to the Company’s “Summary of Significant Accounting Policies” footnote included within the 2015 Annual Report on Form 10-K for a complete summary of the Company’s significant accounting policies.

3. Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses, which is included in ASC Topic 326, Measurement of Credit Losses on Financial Instruments. The new guidance revises the accounting requirements related to the measurement of credit losses and will require organizations to measure all expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts about collectability. Assets must be presented in the financial statements at the net amount expected to be collected. The guidance will be effective for the Company's annual and interim reporting periods beginning January 1, 2020, with early adoption permitted. The Company is evaluating the impact this standard will have on its business practices, financial condition, results of operations, and disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which changes how companies will account for certain aspects of share-based payments to employees. As part of the new guidance, entities will be required to record the impact of income taxes arising from share-based compensation when awards vest or are settled within earnings as part of income tax expense rather than recorded as part of additional paid-in capital (APIC) and will eliminate the requirement that excess tax benefits be realized prior to recognition. Additionally, the guidance requires entities to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, companies will be required to make an accounting policy election at the time of adoption of the new guidance to either account for forfeitures of share-based awards in a manner similar to today's requirements (i.e., estimating the number of awards expected to be forfeited at the grant date and adjusting the estimate when awards are actually forfeited), or recognizing forfeitures as they occur with no estimate of forfeitures determined at the grant date. Entities will apply the forfeiture election provision using a modified retrospective transition approach, with a cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. Finally, the new guidance simplifies the minimum statutory tax withholding requirements for employers who withhold shares upon settlement of an award on behalf of an employee to cover tax obligations. Specifically, the new guidance allows entities to withhold an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award. The guidance will be effective for the Company's annual and interim reporting periods beginning January 1, 2017, with early adoption permitted. The Company is evaluating the impact this standard will have on its business practices, financial condition, results of operations, and disclosures.

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

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis. This update changes the guidance with respect to the analyses that a reporting entity must perform to determine whether it should consolidate certain types of legal entities under the variable interest consolidation model. All legal entities are subject to reevaluation under the revised consolidation model. The new guidance affects the following areas: (1) limited partnerships and similar legal entities, (2) evaluating fees paid to a decision maker or a service provider as a variable interest, (3) the effect of fee arrangements on the primary beneficiary determination, (4) the effect of related parties on the primary beneficiary determination, and (5) certain investment funds. The Company adopted this guidance as of January 1, 2016, and it did not have a material impact on its business practices, financial condition, results of operations, or disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern. This update provides an explicit requirement for management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The guidance will be effective for the Company's annual reporting period beginning January 1, 2017, and applied prospectively; early adoption is also permitted. The Company does not expect adoption of this guidance to have a material impact on its business practices, financial condition, results of operations, or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that creates a single source of revenue guidance for all companies in all industries. The model is more principles-based than current guidance, and is primarily based on recognizing revenue at an amount that reflects consideration to which the entity expects to be entitled to in exchange for transferring goods or services to a customer. The standard allows the Company to transition to the new model using either a full or modified retrospective approach. Under the original ASU, the guidance was effective for the Company's interim and annual reporting periods beginning January 1, 2017, and early adoption was not permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, which formally defers the effective date of the new revenue standard for public entities by one year. As a result, the updated revenue guidance will be effective for the Company's interim and annual reporting periods beginning January 1, 2018, and early adoption is permitted as of the original effective date contained within ASU 2014-09. The Company is evaluating the impact this standard will have on its business practices, financial condition, results of operations, and disclosures.

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

The major components of Arden University's assets and liabilities, which are presented separately as held for sale within the Company's Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, are as follows, in thousands:

	As of June 30, 2016	As of December 31, 2015
Assets
Cash and cash equivalents	$2,109	$1,923
Accounts receivable, net	2,512	2,055
Goodwill	16,735	16,862
Intangibles, net	1,119	1,389
Other assets	711	729
Assets of business held for sale	$23,186	$22,958
Liabilities
Accounts payable and accrued liabilities	$4,299	$3,324
Deferred revenue	5,023	4,967
Other liabilities	34	—
Liabilities of business held for sale	$9,356	$8,291

A reconciliation of the line items comprising the results of operations of the Arden University business to the loss from discontinued operations presented in the Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015, in thousands, is included in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$3,425	$3,423	$6,695	$6,796
Costs and expenses:
Instructional costs and services	1,650	1,842	3,311	3,661
Marketing and promotional	1,263	1,085	2,555	2,244
Admissions advisory	240	236	513	488
General and administrative	1,968	1,204	2,921	2,177
Total costs and expenses	5,121	4,367	9,300	8,570
Operating loss	(1,696)	(944)	(2,605)	(1,774)
Other income (expense), net	35	64	(34)	(69)
Loss before income taxes	(1,661)	(880)	(2,639)	(1,843)
Income tax benefit	(282)	(13)	(282)	(76)
Loss from discontinued operations, net of tax	$(1,379)	$(867)	$(2,357)	$(1,767)

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
The following table presents a reconciliation of the numerator and denominator in the basic and diluted net income per common share calculation, in thousands, except per share data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Income from continuing operations	$11,074	$11,198	$21,350	$22,135
Loss from discontinued operations, net of tax	(1,379)	(867)	(2,357)	(1,767)
Net income	$9,695	$10,331	$18,993	$20,368
Denominator:
Denominator for basic net income per common share— weighted average shares outstanding	11,648	12,187	11,701	12,207
Effect of dilutive stock options, restricted stock, and market stock units	224	213	211	235
Denominator for diluted net income per common share— weighted average shares outstanding	11,872	12,400	11,912	12,442
Basic net income (loss) per common share:
Continuing operations	$0.95	$0.92	$1.82	$1.81
Discontinued operations	(0.12)	(0.07)	(0.20)	(0.14)
Basic net income per common share	$0.83	$0.85	$1.62	$1.67
Diluted net income (loss) per common share:
Continuing operations	$0.93	$0.90	$1.79	$1.78
Discontinued operations	(0.11)	(0.07)	(0.20)	(0.14)
Diluted net income per common share	$0.82	$0.83	$1.59	$1.64

Options to purchase common shares were outstanding, but not included in the computation of diluted net income per common share on both a continuing and discontinued basis, because their effect would be anti-dilutive. The following table summarizes these securities, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Anti-dilutive securities excluded from diluted earnings per share calculation, for both continuing and discontinued operations	415	311	451	272

6. Marketable Securities

The following is a summary of available-for-sale securities, in thousands:

	As of June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$65,451	$77	$(1)	$65,527
Corporate debt securities	5,807	26	(8)	5,825
Total	$71,258	$103	$(9)	$71,352

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$67,333	$13	$(53)	$67,293
Corporate debt securities	5,926	—	(18)	5,908
Total	$73,259	$13	$(71)	$73,201

The unrealized gains and losses on the Company’s investments in municipal and corporate debt securities as of June 30, 2016 and December 31, 2015 were caused by changes in market values primarily due to interest rate changes. Substantially all of the Company's securities which were in an unrealized loss position as of June 30, 2016 had been in an unrealized loss position for less than twelve months. The Company does not intend to sell these securities, and it is not more likely than not that the

Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. No other-than-temporary impairment charges were recorded during the three and six months ended June 30, 2016 and 2015.
The following table summarizes the remaining contractual maturities of the Company’s marketable securities, in thousands:

	As of June 30, 2016	As of December 31, 2015
Due within one year	$44,840	$27,522
Due after one year through five years	26,512	45,679
Total	$71,352	$73,201

The following table summarizes the proceeds from the maturities of available-for-sale securities, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Maturities of marketable securities	$3,065	$9,505	$13,625	$16,485
Total	$3,065	$9,505	$13,625	$16,485

The Company did not record any gross realized gains or gross realized losses in net income during the three and six months ended June 30, 2016 and 2015. Additionally, there were no proceeds from sales of marketable securities prior to maturity during the three and six months ended June 30, 2016 and 2015.

7. Fair Value Measurements

The following tables summarize certain information for assets and liabilities measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements as of June 30, 2016 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$20,345	$20,345	$—	$—
Money market	41,096	41,096	—	—
Marketable securities:
Tax-exempt municipal securities	65,527	—	65,527	—
Corporate debt securities	5,825	—	5,825	—
Total assets at fair value on a recurring basis	$132,793	$61,441	$71,352	$—

Liabilities:
DevMountain Contingent Consideration
Accrued liabilities	$1,300	$—	$—	$1,300
Other liabilities	200	—	—	200
Total liabilities at fair value on a recurring basis	$1,500	$—	$—	$1,500

	Fair Value Measurements as of December 31, 2015 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$49,151	$49,151	$—	$—
Money market	36,953	36,953	—	—
Marketable securities:
Tax-exempt municipal securities	67,293	—	67,293	—
Corporate debt securities	5,908	—	5,908	—
Total assets at fair value on a recurring basis	$159,305	$86,104	$73,201	$—

The Company measures cash and cash equivalents at fair value primarily using real-time quotes for transactions in active markets involving identical assets. The Company’s marketable securities are classified within Level 2 and are valued using readily available pricing sources for comparable instruments utilizing observable inputs from active markets. The Company does not hold securities in inactive markets. The Company did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three and six months ended June 30, 2016 and 2015.

Level 3 Measurements

DevMountain Contingent Consideration

In connection with the acquisition of DevMountain, the Company agreed to pay the former owners of DevMountain up to an additional $5.0 million in contingent consideration pending the achievement of certain revenue and operating performance metrics. At the date of acquisition, the initial fair value of the contingent consideration was $1.5 million, which was determined using a discounted cash flow model encompassing significant unobservable inputs. The key assumptions and terms underlying the valuation include probability-weighted cash flows for the applicable performance periods, a discount rate of 24%, and a three-year measurement period, with potential cash payments taking place at the end of each annual period through 2018 based upon the achievement of established performance targets. The discount rate reflects the risk of a market participant who holds the corresponding asset. To estimate the discount rate, the Company considered the weighted average cost of capital of the business risk associated with the payment of the contingent consideration. The discount rate was then adjusted to incorporate a risk-free rate and costs of debt for a term commensurate with the period of time over which the contingent consideration payments are expected to be made, as well as the probability that the contingent consideration payments will not be made.

Significant increases or decreases in any of the unobservable inputs in isolation would result in a lower or higher fair value measurement of the DevMountain contingent consideration liability. An increase in the discount rate would result in a decrease in the fair value, and a decrease in the probability that the performance targets will be achieved would reduce the fair value. Reasonable changes in the unobservable inputs do not result in a material change in the fair value.

The Company is in the process of finalizing the third party valuation of the contingent consideration liability; thus, the preliminary measurements of the contingent consideration valuation are subject to change as we finalize the purchase accounting for the transaction.

The current and long-term portions of the fair value of the contingent consideration associated with the DevMountain acquisition are classified as accrued liabilities and other liabilities, respectively, within the consolidated balance sheet at June 30, 2016 in accordance with ASC Topic 805, Business Combinations (ASC 805), which requires the Company to remeasure the liability at fair value at each reporting date until it is extinguished. The DevMountain contingent consideration liability is classified within Level 3 of the fair value measurement hierarchy, as the fair value of the liability was determined using inputs not readily observable in the market.

The following table presents a reconciliation of the fair value of the DevMountain contingent consideration, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance, beginning of period	$—	$—	$—	$—
Initial fair value of contingent consideration	1,500	—	1,500	—
Balance, end of period	$1,500	$—	$1,500	$—

8. Accrued Liabilities

Accrued liabilities consist of the following, in thousands:

	As of June 30, 2016	As of December 31, 2015
Accrued compensation and benefits	$13,426	$7,989
Accrued instructional	4,752	3,427
Accrued vacation	2,127	1,046
Accrued invoices	10,433	9,995
DevMountain contingent consideration	1,300	—
Other(1)	1,504	1,201
Total	$33,542	$23,658

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

The following presents the Company's future minimum lease commitments for continuing operations as of June 30, 2016, in thousands:

2016	$3,175
2017	6,143
2018	5,284
2019	416
2020	168
2021 and thereafter	—
Total	$15,186

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

Borrowings under the Credit Agreement bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus an applicable rate of 1.75% to 2.25% based on the Company’s consolidated leverage ratio or, at the Company’s option, an alternative base rate (defined as the higher of (a) the federal funds rate plus 0.5%; (b) Bank of America’s prime rate; or (c) the one-month LIBOR plus 1.0%) plus an applicable rate of 0.75% to 1.25% based on the Company’s consolidated leverage ratio. The Credit Agreement requires payment of a commitment fee, based on the Company’s consolidated leverage ratio, charged on the unused credit facility. The Company recorded commitment fee expenses of $0.1 million and $0.2 million in other income (expense), net, for the three months ended June 30, 2016 and 2015, and the six months ended June 30, 2016 and 2015, respectively. Outstanding letters of credit are also charged a fee, based on the Company’s consolidated leverage ratio. The Company capitalized approximately $0.8 million of debt issuance costs related to the December 18, 2015 credit facility, and these costs are being amortized on a straight-line basis over a period of five years. Charges related to our credit facility are included in other expense, net.

The Credit Agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Failure to comply with the covenants contained in the Credit Agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. As of June 30, 2016 and December 31, 2015, there were no borrowings under the credit facility, and the Company was in compliance with all debt covenants.

Litigation
In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, claims involving learners or graduates and routine employment matters. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of June 30, 2016 that are probable or estimable, for which the outcome could have a material adverse impact on its consolidated financial position or results of operations.

10. Share Repurchase Program and Dividends

Share Repurchase Program
The Company announced its current share repurchase program in July 2008. The Board of Directors authorizes repurchases of outstanding shares of common stock from time to time depending on market conditions and other considerations. A summary of the Company’s comprehensive share repurchase activity from the program's commencement through June 30, 2016, all of which was part of its publicly announced program, is presented below, in thousands:

Board authorizations:
July 2008	$60,000
August 2010	60,662
February 2011	65,000
December 2011	50,000
August 2013	50,000
December 2015	50,000
Total amount authorized	335,662
Total value of shares repurchased	294,617
Residual authorization	$41,045

The following table summarizes shares repurchased, in thousands:

	Six Months Ended June 30,
	2016	2015
Shares repurchased	308	184
Total consideration, excluding commissions	$15,000	$10,987

As of June 30, 2016, the Company had purchased an aggregate of 6.4 million shares under the program’s outstanding authorizations at an average price per share of $45.76 totaling $294.6 million, excluding commissions.

Dividends
During the six months ended June 30, 2016, the Company declared the following cash dividends, in thousands except per share amounts:

Declaration Date	Record Date	Payment Date	Dividend per Share	Total Dividend Amount
February 18, 2016	March 10, 2016	April 15, 2016	$0.39	$4,638
May 3, 2016	May 25, 2016	July 15, 2016	$0.39	$4,609

Of the total dividend amount declared in the current quarter, $4.6 million is attributable to shares of common stock outstanding as of the record date and restricted stock units (RSUs) expected to vest in the next twelve months. This amount, along with the portion of dividends declared in prior quarters related to unvested RSUs, is included within dividends payable in the Company's consolidated balance sheet as of June 30, 2016. The remaining balance is attributable to dividends declared on restricted stock units expected to vest subsequent to the next twelve months and is classified as other liabilities in the Company's consolidated balance sheet as of June 30, 2016. Dividends declared on RSUs are forfeitable prior to vesting. All future dividends are subject to declaration by the Company's Board of Directors and may be adjusted due to future business needs or other factors deemed relevant by the Board of Directors.

11. Share-Based Compensation

The table below reflects the Company’s share-based compensation expense recognized in the consolidated statements of income, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Instructional costs and services	$163	$199	$371	$427
Marketing and promotional	206	132	389	269
Admissions advisory	14	11	27	18
General and administrative	1,236	1,815	3,645	3,180
Share-based compensation expense included in operating income	1,619	2,157	4,432	3,894
Tax benefit from share-based compensation expense	611	809	1,674	1,452
Share-based compensation expense, net of tax	$1,008	$1,348	$2,758	$2,442

12. Other Investments

At June 30, 2016, the Company held a $2.5 million investment in a limited partnership that invests in innovative companies in the health care field, with a commitment to invest up to an additional $2.2 million through February 2024. During the six months ended June 30, 2016, the Company made investments totaling $0.1 million in the partnership. The Company's investment comprises less than 3% of the total partnership interest; accordingly, the Company designated the investment as a cost method investment and classified it within other assets in the consolidated balance sheets as of June 30, 2016 and December 31, 2015.

At June 30, 2016, the Company held a $3.1 million investment in a limited partnership that invests in education and education-related technology companies, with a commitment to invest up to an additional $1.7 million through January 2025. During the six months ended June 30, 2016, the Company made investments totaling $3.1 million in the limited partnership. The Company's investment comprises less than 5% of the total partnership interest, and the Company designated the investment as a cost method investment and classified it within other assets in the consolidated balance sheet as of June 30, 2016.

13. Acquisitions

On April 22, 2016, the Company acquired 100 percent of the share capital of Sutter Studios, Inc. d/b/a Hackbright Academy, Inc. (Hackbright) for $18.0 million in cash paid at closing and subject to customary adjustments for working capital. Hackbright is a leading software engineering school for women, with a mission to increase female representation in the technology sector. Hackbright, headquartered in San Francisco, offers in-person, immersive 12-week full-time educational programs in software engineering as well as part-time programs. Capella’s acquisition of Hackbright will expand Capella’s existing business of providing innovative education offerings which provide a more direct path from learning to employment. Upon acquisition, the Company changed the official corporate name of Hackbright to Hackbright Academy, Inc.

On May 4, 2016, the Company acquired 100 percent of the membership interests in DevMountain, LLC (DevMountain). DevMountain is a leading software development school with a mission to be the most impactful coding school in the country by offering affordable, high-quality, leading-edge software coding education. The purchase price of the DevMountain acquisition consisted of $15.0 million in cash paid at closing, and up to an additional $5.0 million in contingent consideration to be paid at the end of three successive, non-cumulative periods based upon the achievement of established revenue and operating performance targets. The liability associated with the expected payment of the contingent consideration obligation was preliminarily valued at $1.5 million at the acquisition date. The current and long-term portions of the contingent consideration liability are included within accrued liabilities and other liabilities, respectively, on the consolidated balance sheet at June 30, 2016. The fair value of the contingent consideration liability was determined using a discounted cash flow valuation methodology utilizing significant unobservable inputs.

Hackbright and DevMountain's core competencies of providing a 21st Century workforce with job-ready skills in a highly competitive market are strategically consistent with the overall mission of the Company and will allow the Company to expand its addressable market and leverage existing competency-based learning and assessment capabilities to further enhance the most direct path between learning and employment. The Company incurred approximately $1.4 million of transaction costs in connection with the acquisitions of Hackbright and DevMountain, and these costs are included in general and administrative expenses within the Consolidated Statements of Income for the three and six months ended June 30, 2016.

During the three and six months ended June 30, 2016, the operating income impact of purchase accounting adjustments was approximately $0.5 million and includes the amortization of acquired finite-lived intangible assets, fair value adjustments related to deferred revenue, and accretion of the contingent consideration liability. Based on the preliminary purchase price allocation, the operating income impact of purchase accounting adjustments is expected to be approximately $0.7 million for the remainder of 2016.

The Company accounted for these acquisitions as business combinations, with the net assets acquired recognized at fair value at the date of acquisition. The results of operations of Hackbright and DevMountain are included in the Consolidated Statements of Income since their respective dates of acquisition. The Company has not provided pro forma information or the revenues and operating results of the acquired entities because the revenues and results of operations are not material to the Company's consolidated revenues or consolidated results of operations.

The Company is in the process of finalizing the third party valuations of the intangible assets and contingent consideration values; thus, the preliminary measurements of intangible assets, goodwill, contingent consideration, and deferred income taxes are subject to change as we finalize the purchase accounting for these transactions.

A reconciliation of the assets acquired and liabilities assumed to the net cash paid to acquire Hackbright and DevMountain on the acquisition date is shown in the table below, in thousands:

	Hackbright	DevMountain
Cash and cash equivalents	$499	$336
Other assets	407	745
Intangibles, net:
Trade Name	4,500	2,700
Customer Relationships	800	—
Course Content	900	100
Goodwill	14,024	12,805
Deferred tax asset (liability)	(2,342)	185
Liabilities assumed	(788)	(418)
Total assets acquired and liabilities assumed, net	18,000	16,453
Less: Fair value of contingent consideration	—	(1,500)
Less: Cash acquired	(499)	(336)
Cash paid for acquisition, net of cash acquired	$17,501	$14,617

We determined the fair value of assets acquired and liabilities assumed based on assumptions that reasonable market participants would use while employing the concept of highest and best use of the assets and liabilities. The Company utilized the following assumptions, some of which include significant unobservable inputs which would qualify the valuations as Level 3 measurements, and valuation methodologies to determine fair value:

•
Intangible assets - The Company used income approaches to value the majority of the acquired intangibles. The trade names were valued using the relief-from-royalty method, which represents the benefit of owning these intangible assets rather than paying royalties for their use. Course content was valued using the differential income method, and the customer relationships were valued using the excess earnings method.

•
Deferred revenue - The Company estimated the fair value of deferred revenue using the cost build-up method, which represents the cost to deliver the services, plus a normal profit margin. Deferred revenue is included in liabilities assumed within the schedule of assets acquired and liabilities assumed above.

•
Contingent consideration liability - The fair value of the contingent consideration was determined using a discounted cash flow model encompassing significant unobservable inputs, including the discount rate and probability weighted cash flows.

•	Other assets and liabilities - The carrying value of all other assets and liabilities approximated fair value at the time of acquisition.

The Company assigned an indefinite useful life to the trade name intangible assets, as it is believed these assets have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic or other factors to limit the useful life of the trade name intangibles. All acquired intangible assets other than trade names were determined to be finite-lived and are being amortized on a straight-line basis, which is consistent with the expected use of economic benefits associated with these assets. The weighted-average useful life of the acquired finite-lived intangible assets is 2.8 years.

Goodwill recorded in connection with the acquisitions is primarily attributable to the expected future earnings potential of the Company as a result of the enhanced opportunity to expand the Company's addressable market and drive enrollment growth, as well as other intangibles that do not qualify for separate recognition such as the existing workforce of the acquired entities. The goodwill recognized in connection with the acquisitions has been allocated to the Job-Ready Skills reportable segment and will be evaluated for impairment (along with the indefinite-lived trade names intangible assets) as of the first day of the fourth quarter of 2016 consistent with the Company's existing impairment policy. Goodwill recognized from the Hackbright acquisition is not expected to be deductible for tax purposes, and goodwill related to DevMountain is expected to be deductible for tax purposes.

14. Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss, in thousands:

	Foreign Currency Translation Loss	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Loss(1)
Beginning balance, December 31, 2015	$(235)	$(37)	$(272)
Other comprehensive income	88	95	183
Ending balance, June 30, 2016	$(147)	$58	$(89)

(1)	Accumulated other comprehensive loss is presented net of tax of $36 thousand and $21 thousand as of June 30, 2016 and December 31, 2015, respectively.

There were no reclassifications out of accumulated other comprehensive loss to net income for the three and six months ended June 30, 2016 and 2015.

15. Segment Reporting

Capella Education Company is an educational services company that provides access to high-quality education through online postsecondary degree programs and job-ready skills offerings needed in today’s market. Capella’s portfolio of companies is dedicated to closing the skills gap by placing adults on the most direct path between learning and employment. During the six months ended June 30, 2016, the Company acquired Hackbright and DevMountain, which resulted in a revision to the way in which management reviews financial information and by which the Chief Operating Decision Maker (the Chief Executive Officer) evaluates performance and allocates the resources of the Company.

Our only operating segment that meets the quantitative thresholds to qualify as a reportable segment is the Post-Secondary segment, which consists of the Capella University and Sophia businesses. None of our other operating segments meet the quantitative thresholds to qualify as reportable segments; therefore, these other operating segments are combined and presented below as Job-Ready Skills. The Job-Ready Skills reportable segment is comprised of the CLS, DevMountain, and Hackbright businesses.

Revenue and operating expenses are generally directly attributed to our segments. Inter-segment revenues are not presented separately, as these amounts are immaterial. Our Chief Operating Decision Maker does not evaluate operating segments using asset information.

A summary of financial information by reportable segment (in thousands) for the three and six months ended June 30, 2016 and 2015 is presented in the following table. Beginning in the first quarter of 2016, the Arden University business was considered to be held for sale, and because Arden's results of operations are presented as discontinued operations within our Consolidated Statements of Income, the summary of financial information by reportable segment below excludes the results of operations of Arden University.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)
Revenues
Post-Secondary	$105,789	$104,496	$211,216	$209,756
Job-Ready Skills	936	88	957	529
Consolidated revenues	$106,725	$104,584	$212,173	$210,285
Operating income (loss)
Post-Secondary	$21,566	$18,521	$39,285	$36,178
Job-Ready Skills	(3,494)	(462)	(4,686)	(509)
Consolidated operating income	18,072	18,059	34,599	35,669
Other income (expense), net	42	(10)	33	(23)
Income from continuing operations before income taxes	$18,114	$18,049	$34,632	$35,646

16. Regulatory Supervision and Oversight

Political and budgetary concerns can significantly affect the Title IV Programs. Congress reauthorizes the Higher Education Act (HEA) and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in August 2008. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of June 30, 2016, Title IV programs in which the University's learners participate are operative and sufficiently funded.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report.

Forward-Looking Statements
Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (SEC), in press releases, and in oral and written statements made by us that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to, statements regarding: proposed new programs; regulatory developments; projections, predictions, expectations, estimates or forecasts of our business, financial and operational results and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “goal,” “believe,” “estimate,” “confident,” “aiming for,” “on track for” and similar expressions, as well as statements in future tense, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

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

Executive Overview
We are an education services company that provides the most direct path between learning and employment through our online postsecondary education offerings and through programs to develop job-ready skills for high-demand roles. As of June 30, 2016, our wholly owned subsidiaries included the following:

•	Capella University (the University) is a Higher Learning Commission (HLC) accredited university that offers a variety of undergraduate and graduate degree programs for working adult professionals.

•
Sophia Learning, LLC (Sophia) is an innovative learning platform leveraging technology to support self-paced learning, including courses eligible for transfer into credit at over 2,000 colleges and universities.

•
Capella Learning Solutions, LLC (CLS) provides online non-degree, high-demand, job-ready skills, training solutions and services to individuals and corporate partners which are delivered through Capella's learning platform.

•	Hackbright Academy, Inc. (Hackbright) is a software engineering school for women with a mission to close the gender gap in the high-demand software engineering space.

•
DevMountain, LLC (DevMountain) is a leading software development school with a mission to be the most impactful coding school in the country by offering affordable, high-quality, leading-edge software coding education.

•
Arden University, Limited (Arden University), formerly known as Resource Development International Limited (RDI), is an independent provider of United Kingdom (UK) university qualifications that markets, develops and delivers programs worldwide.

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

In the second quarter of 2016, new enrollment increased by 2.5 percent compared to 2.9 percent in the same period in 2015. New enrollment is calculated from the last day a new learner can drop a course without financial penalty. Compared to the same period in the prior year, early cohort persistence improved by approximately four percent in the second quarter of 2016. Early cohort persistence measures the four-quarter weighted moving average new cohort persistence rate during a learner's first four quarters of enrollment.

New enrollment trends tend to differ by degree program due to different market dynamics. During the second quarter of 2016, overall new enrollment growth was driven primarily by our bachelor's and doctoral programs, partially offset by new enrollment declines in our master's programs.

In the second quarter of 2016, end-of-period total enrollment grew by 2.4 percent compared to 4.3 percent in the same period in 2015. Total enrollment growth was primarily driven by strong total enrollment growth in our master's programs, partially offset by total enrollment declines in our doctoral and bachelor's programs.

•
Doctoral enrollment. During the second quarter of 2016, year-over-year doctoral total enrollment declined by 2.8 percent. It will take time for our doctoral programs to return to enrollment growth due to a combination of factors, including the extended decision cycles for prospects at the doctoral level, stronger doctoral graduations, as well as our continued learner success efforts at the doctoral level. Our doctoral offerings are comprised of professional doctorate programs and PhD programs. The primary difference between PhD and professional doctorate programs is the intent and deliverable of the independent research phase. Compared to a PhD, professional doctorate programs can potentially offer a more affordable and direct path to the educational goals of certain professionals.

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

•
Learner success. As we continue to position Capella to drive sustainable growth, we are focused on improving learner success rates particularly in the first four quarters of enrollment while maintaining a high standard of academic quality and rigor. The first four quarters of enrollment are particularly critical because learners tend to persist at a very high rate after that period. In the second quarter of 2016, we achieved a four percent improvement in early cohort persistence over the same period in the prior year. Going forward, we will increasingly focus on the entire learner lifecycle. Certain initiatives to improve learner success can affect our growth and profitability in the near-term. However, we believe these efforts are in the best interest of our learners and over the long-term will enhance Capella’s brand and reputation, which, in turn, positions us for more sustainable long-term growth. Learner success initiatives include the following:

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

•
Establishing new growth platforms. We seek to drive long-term growth that is an extension of our core competencies into new and expanded markets. One of our key growth platforms is FlexPath. FlexPath is a learning model that decouples from the credit-hour requirements and allows learners to complete coursework at their own pace and complete activities to demonstrate specific competencies by the end of the learner’s 12-week subscription period. Capella University was the first institution with approval from the Higher Learning Commission and the Department of Education to offer and provide Title IV funding for programs at the Bachelor's and Master's degree levels. These approvals allow learners enrolled in FlexPath to apply for federal financial aid. Only a few other universities received approvals by their accreditor and the Department of Education to offer similar programs. Additionally, the Department of Education has indicated that direct assessment program specializations will also require specific approval to offer Title IV. This adds another step in the approval process with both the Department of Education and the Higher Learning Commission.

In September 2015, we received Higher Learning Commission approval to begin offering the seventh degree program in FlexPath, the Registered Nurse-to-Bachelor of Science in Nursing (RN-to-BSN) program, and learners began enrolling in January 2016. In June 2016, the Department of Education approved the RN-to-BSN program for Title IV eligibility.

The FlexPath direct assessment model provides an opportunity to expand our served market and drive affordability through lower tuition costs, reduced time to completion, and increased flexibility. Our goal is to ensure learners have the right experience and that we understand what our learners need to succeed. As we continue to learn and gain experience, we will refine the academic model and evolve the business model for FlexPath. At June 30, 2016, approximately 10 percent of total Bachelor's and Master's learners are enrolled in FlexPath courses.

•
CLS offerings. In 2013, the Company introduced the first set of CLS offerings - online training solutions and services to corporate partners. In 2015, CLS focused its offerings on non-degree, high-demand, job-ready skills and training solutions and services to individuals and corporate partners. Throughout the remainder of 2016, we plan to continue expanding our non-degree online training offerings, including through our relationships with CareerBuilder and the International Institute for Analytics (IIA).

•
Business Acquisitions. On April 22, 2016, the Company acquired 100 percent of the share capital of Sutter Studios, Inc. d/b/a Hackbright Academy (Hackbright) for approximately $18.0 million in cash, subject to customary adjustments for working capital, debt, and seller transaction expenses. Hackbright is a leading software engineering school for women, with a mission to increase female representation in the technology sector. Hackbright, headquartered in San Francisco, offers in-person, immersive 12-week full-time educational programs in software engineering as well as part-time programs. Capella’s acquisition of Hackbright Academy will expand Capella’s existing business of providing innovative education offerings which provide a more direct path from learning to employment. Upon acquisition, the Company changed the official corporate name of Hackbright to Hackbright Academy, Inc.

On May 4, 2016, the Company acquired 100 percent of the membership interests in DevMountain, LLC (DevMountain). DevMountain is a leading software development school with a mission to be the most impactful coding school in the country by offering affordable, high-quality, leading-edge software coding education. The purchase price of the DevMountain acquisition consisted of $15.0 million in cash paid at closing, and up to an additional $5.0 million in contingent consideration to be paid at the end of three successive, non-cumulative periods based upon the achievement of established revenue and operating performance targets. The liability associated with the expected payment of the contingent consideration obligation was preliminarily valued at $1.5 million at the acquisition date.

Hackbright and DevMountain’s operating results have been included in the Company’s consolidated financial statements from the dates of the acquisitions, and are not expected to be material to our 2016 results of operations.

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

•
Divestiture of Arden University. On February 11, 2016, we announced our intention to divest Arden University. While we are engaging in a process to sell Arden, we do not know when such a sale will occur. We believe the fair value of the Arden University reporting unit remains in excess of the carrying value as of June 30, 2016. Management will assess goodwill for impairment in the fourth quarter of 2016 if the business has not been divested prior to that time.

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

•
Gainful Employment (GE). The Department of Education published a final rule on October 30, 2014 that went into effect on July 1, 2015. The final rule applies to all GE programs, which include non-degree programs at public and private non-profit institutions, and all programs offered by proprietary institutions. The rule establishes a “debt-to-earnings” (DTE) ratio that GE programs must satisfy over the course of annual measurement periods to remain eligible for Title IV federal student aid. We do not know which of our programs, if any, will be impacted by the DTE ratio requirements and will not know until we receive earnings data from the Department of Education, which we expect at some point in 2016. The Department of Education has indicated that DTE ratio data will be made public in January 2017. We have taken and continue to take steps to avoid or mitigate potential adverse consequences, but it remains possible that one or more of our programs could be determined to be in the “zone” or “fail” the initial or future calculations, as those terms are defined in the rule. The final rule also requires institutions to provide certifications regarding a GE program’s satisfaction of programmatic accreditation and state licensure requirements as part of the institutional program participation agreements with the Department of Education. The certification requirements went into effect on December 31, 2015 in connection with the Department of Education's program participation agreement recertification; however, new programs introduced between July 1 and December 31, 2015 were to be certified prior to such program’s introduction to establish eligibility for Title IV federal financial aid. We worked with the Department of Education to clarify various issues related to the new certification requirements, and certified our programs as required by the final GE rule and requirements of the Department of Education. The final rule also includes requirements for the reporting of learner and program data by institutions to the Department of Education and expands the disclosure requirements that have been in effect since July 1, 2011. The rule makes other conforming and technical revisions to the Title IV program participation agreement and related regulations. Refer to the more detailed discussion of recent rulemaking and regulatory activity pertaining to the area of Gainful Employment within the Regulatory Environment section of our 2015 Annual Report on Form 10-K.

•
Current negotiated rulemaking. On April 1, 2016 the Department of Education released a supplemental notice of proposed rule making (NPRM) related to teacher preparation and Teacher Education Assistance for College and Higher Education (TEACH) grant requirements for distance education programs. This NPRM is a continuation of the teacher preparation negotiating rule making that was announced on October 26, 2011. Comments were due by May 1, 2016. No other NPRMs from this round of negotiated rulemaking have been issued.

In 2014, the Department of Education published an NPRM indicating their intent to convene a negotiated rulemaking committee on the topics of credit to clock hour conversion, state authorization, cash management, retaking coursework and the definition of adverse credit for PLUS loans. On October 30, 2015, the Department of Education published final rules on cash management, repeat coursework and clock to credit hour conversion. With the exception of a few provisions within the cash management rule that provide an extra year for implementation, the rules generally became effective on July 1, 2016.

The Department of Education released draft rules on July 25 regarding state authorization of distance education, correspondence and foreign programs. These proposed rules require distance education programs to be authorized in every state and/or participate in a state authorization reciprocity agreement. In 2015, Capella University became an institutional member of SARA, which we believe will meet the Department’s new definition of “state authorization reciprocity agreement.” Included in the proposed rules are a number of general and individualized disclosures for prospects and learners including how programs are authorized, complaint processes, adverse actions by state and accrediting agencies, and prerequisites for licensure or certification for certain programs. Comments are due by August 24, 2016.

Additionally, on October 20, 2015, the Department of Education announced its intention to establish a negotiated rulemaking committee to prepare regulations that determine which acts or omissions of an institution of higher education a borrower may assert as a defense to repayment of a Title IV loan, and the consequences of such borrower defenses for borrowers, institutions and the Department. Negotiations ended in March 2016 without consensus. On June 16, 2016 the Department of Education released an NPRM with proposed changes to its regulations on borrower defenses to the repayment of federal student loans, general standards of financial responsibility, false loan certifications discharges, closed school discharges, and repayment plans. Comments are due by August 1, 2016 and the Department of Education has indicated its interest in publishing a final rule before November 1, 2016, with rules effective July 2017. We plan to participate in the process by providing comments.  The proposed rules are broad and provide additional powers and remedies to the Department and additional rights to aggrieved borrowers. The proposed rules regarding borrower defense claims give broad discretion to the Department, for example to determine that a school has committed a breach of contract or substantial misrepresentation warranting discharge of the student’s loan amounts, to allow group claims, and when to seek reimbursement from the school upon loan discharge. The proposed rules also expand the general standards of financial responsibility to include certain events that would require a school to provide the Department of Education with an irrevocable letter of credit, with such events including state, federal, and private actions, unspecified dropout rates, unspecified fluctuations in Title IV funding, and actions by the school’s accreditor. The proposed rules provide that such triggers also would require disclosure of the required letter of credit to learners and prospective learners Because the rules allow for wide discretion for the Department, and they are not in final form, we cannot predict the impact, risks or costs which may result from the final rule.

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

•
Higher Learning Commission. The Higher Learning Commission, Capella University’s accrediting body, is continuously developing new standards and approval processes under which it evaluates programs and institutions. Consistent with that approach, the Higher Learning Commission recently announced proposed policy changes which include giving the Commission more discretion to designate institutions to be “in financial distress” or “under government investigation,” which designations could impact future accreditation status.  Comments to these proposed policy changes are due August 1. Because these proposed policies are not in final form, we cannot predict any impact they may have on our programs in the future.

Critical Accounting Policies and Use of Estimates
Our critical accounting policies are disclosed in our 2015 Annual Report on Form 10-K. The only change to our critical accounting policies during the six months ended June 30, 2016 was to our revenue recognition accounting policy. Specifically, beginning in fiscal year 2016, we record revenue for learners who drop all courses or withdraw from the University with an unpaid tuition balance at the time of cash collection. This change is consistent with the Company's belief that such unpaid balances do not meet the threshold of reasonable collectability which must be met in order to recognize revenue. During the period in which a learner drops all courses or withdraws from the University prior to finalizing coursework, no additional revenue will be recognized until payment is received from the learner. This change did not have a material impact on our revenues or results of operations in the current period, and is not expected to have a material impact on revenues or results of operations in subsequent periods.

Analysis of Results of Operations - Consolidated
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the three months ended June 30, 2016:

	Three Months Ended June 30,
	(Unaudited)		$ Change	% Change	% of Revenue
$ in thousands	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
Revenues	$106,725	$104,584	$2,141	2.0%	100.0%	100.0%	0.0%
Costs and expenses:
Instructional costs and services	45,502	45,527	(25)	(0.1)	42.6	43.5	(0.9)
Marketing and promotional	24,922	24,713	209	0.8	23.4	23.6	(0.2)
Admissions advisory	7,285	7,117	168	2.4	6.8	6.8	—
General and administrative	10,944	9,168	1,776	19.4	10.3	8.8	1.5
Total costs and expenses	88,653	86,525	2,128	2.5	83.1	82.7	0.4
Operating income	18,072	18,059	13	0.1	16.9	17.3	(0.4)
Other income (expense), net	42	(10)	52	(520.0)	0.1	—	0.1
Income from continuing operations before income taxes	18,114	18,049	65	0.4	17.0	17.3	(0.3)
Income tax expense	7,040	6,851	189	2.8	6.6	6.6	—
Effective tax rate	38.9%	38.0%
Income from continuing operations	$11,074	$11,198	$(124)	(1.1)%	10.4%	10.7%	(0.3)%
Loss from discontinued operations, net of tax	(1,379)	(867)	(512)	59.1	(1.3)	(0.8)	(0.5)
Net income	$9,695	$10,331	$(636)	(6.2)%	9.1%	9.9%	(0.8)%

	June 30,
Enrollment by Degree(a):	2016	2015	% Change
Doctoral	9,729	10,008	(2.8)%
Master's	17,706	16,576	6.8%
Bachelor's	9,798	9,803	(0.1)%
Other	998	959	4.1%
Total	38,231	37,346	2.4%

(a) Enrollment as of June 30, 2016 and 2015 is the enrollment as of the last day of classes for the quarter ended June 30, 2016 and 2015, respectively.

Revenues. The increase in revenues compared to the same quarter in the prior year was primarily related to Capella University total enrollment growth of 2.4 percent in 2016, weighted average tuition price increases of approximately two percent, which were implemented in July 2015, and an overall increase in revenues from FlexPath programs. These increases were partially offset by a larger proportion of master's learners who generate less revenue per learner than our doctoral learners, the change in revenue recognition policy related to learners who drop all courses or withdraw from the University with an unpaid tuition balance, and an increase in discounts and grants to support our initiatives to improve learner success and drive persistence.
Instructional costs and services expenses. Instructional costs and services expenses, and instructional costs and services expenses as a percent of revenue, decreased compared to the same quarter in the prior year. This decrease is primarily driven by lower employee related expenses as a result of our open University President position, offset by operations expenses from Hackbright and DevMountain now included in quarterly results.
Marketing and promotional expenses. Marketing and promotional expenses increased compared to the same quarter in the prior year primarily driven by additional employee expenses as a result of increased Capella University staffing levels to support new marketing initiatives, operations expenses from Hackbright and DevMountain now included in quarterly results, and investments in our CLS business to bring new products to market. As a percent of revenue, marketing and promotional expenses decreased as a result of efficiencies gained in our marketing efforts through utilization of a more balanced approach as we continue to optimize our relationship-based and brand marketing model.
Admissions advisory expenses. Admissions advisory expenses increased compared to the same quarter in the prior year primarily due to increased enrollment services and admissions staffing to support higher Capella University inquiry conversion and enrollment growth. As a percent of revenue, admissions advisory expenses remained flat.
General and administrative expenses. General and administrative expenses, and general and administrative expenses as a percent of revenue, increased compared to the same quarter in the prior year primarily due to acquisition related costs of $1.4 million, as well as operations expenses from Hackbright and DevMountain now included in quarterly results.
Other expense, net. Other expense, net, is primarily comprised of management fees related to our limited partnership investments, offset by interest income earned on cash equivalents and marketable securities.

Income tax expense. Our effective tax rate for the three months ended June 30, 2016 increased compared to the same quarter of the prior year, primarily as a result of non-deductible transaction costs related to the Hackbright acquisition.

Loss from discontinued operations, net of tax. Loss from discontinued operations, net of tax, consists of the net losses of Arden University, a business whose assets and liabilities are held for sale and which is presented as discontinued operations within the financial statements and footnotes.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the three months ended June 30, 2016:

	Six Months Ended June 30,
	(Unaudited)		$ Change	% Change	% of Revenue
$ in thousands	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
Revenues	$212,173	$210,285	$1,888	0.9%	100.0%	100.0%	0.0%
Costs and expenses:
Instructional costs and services	90,813	90,769	44	—	42.8	43.2	(0.4)
Marketing and promotional	50,802	51,054	(252)	(0.5)	23.9	24.3	(0.4)
Admissions advisory	14,708	14,069	639	4.5	6.9	6.7	0.2
General and administrative	21,251	18,724	2,527	13.5	10.0	8.9	1.1
Total costs and expenses	177,574	174,616	2,958	1.7	83.7	83.0	0.7
Operating income	34,599	35,669	(1,070)	(3.0)	16.3	17.0	(0.7)
Other income (expense), net	33	(23)	56	(243.5)	—	—	—
Income from continuing operations before income taxes	34,632	35,646	(1,014)	(2.8)	16.3	17.0	(0.7)
Income tax expense	13,282	13,511	(229)	(1.7)	6.3	6.4	(0.1)
Effective tax rate	38.4%	37.9%
Income from continuing operations	$21,350	$22,135	$(785)	(3.5)%	10.1%	10.5%	(0.4)%
Loss from discontinued operations, net of tax	(2,357)	(1,767)	(590)	33.4	(1.1)	(0.8)	(0.3)
Net income	$18,993	$20,368	$(1,375)	(6.8)%	9.0%	9.7%	(0.7)%

	June 30,
Enrollment by Degree(a):	2016	2015	% Change
Doctoral	9,729	10,008	(2.8)%
Master's	17,706	16,576	6.8%
Bachelor's	9,798	9,803	(0.1)%
Other	998	959	4.1%
Total	38,231	37,346	2.4%

(a) Enrollment as of June 30, 2016 and 2015 is the enrollment as of the last day of classes for the quarter ended June 30, 2016 and 2015, respectively. Quarterly average total Capella University enrollment increases were 2.3% and 4.5% for the six month periods ended June 30, 2016 and 2015, respectively.

Revenues. The increase in revenues compared to the same period in the prior year was primarily related to Capella University quarterly average total enrollment growth of 2.3 percent in 2016, weighted average tuition price increases of approximately two percent, which were implemented in July 2015, and an overall increase in revenues from FlexPath programs. These increases were partially offset by a larger proportion of master's learners who generate less revenue per learner than our doctoral learners, the change in revenue recognition policy related to learners who drop all courses or withdraw from the University with an unpaid tuition balance, and an increase in discounts and grants to support our initiatives to improve learner success and drive persistence.
Instructional costs and services expenses. Instructional costs and services expenses, and instructional costs and services expenses as a percent of revenue, are flat compared to the same period in the prior year. A decrease in bad debt expense, as a result of the change in the revenue recognition policy, was offset by operations expenses from Hackbright and DevMountain now included in quarterly results.
Marketing and promotional expenses. Marketing and promotional expenses, and marketing and promotional expenses as a percent of revenue, decreased compared to the same period in the prior year primarily driven by efficiencies gained in our marketing efforts through utilization of a more balanced approach as we continue to optimize our relationship-based and brand marketing model, partially offset by additional employee expenses as a result of increased Capella University staffing levels to support new marketing initiatives and investments in our CLS business to bring new products to market.

Admissions advisory expenses. Admissions advisory expenses, and admission advisory expenses as a percent of revenue, increased compared to the same period in the prior year primarily due to increased employee expenses.
General and administrative expenses. General and administrative expenses, and general and administrative expenses as a percent of revenue, increased compared to the same period in the prior year primarily due to acquisition related costs of $1.4 million, as well as operations expenses from Hackbright and DevMountain now included in quarterly results.
Other expense, net. Other expense, net, is primarily comprised of management fees related to our limited partnership investments, offset by interest income earned on cash equivalents and marketable securities.

Income tax expense. Our effective tax rate for the six months ended June 30, 2016 increased compared to the same period in the prior year primarily as a result of non-deductible transaction costs related to the Hackbright acquisition.

Loss from discontinued operations, net of tax. Loss from discontinued operations, net of tax, consists of the net losses of Arden University, a business whose assets and liabilities are held for sale and which is presented as discontinued operations within the financial statements and footnotes.

Analysis of Results of Operations by Reportable Segment
The following selected financial data illustrates our revenues and operating results by reportable segment for the three and six months ended June 30, 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
	(Unaudited)		$ Change	% Change	(Unaudited)		$ Change	% Change
$ in thousands	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
Revenues
Post-Secondary	$105,789	$104,496	$1,293	1.2%	$211,216	$209,756	$1,460	0.7
Job-Ready Skills	936	88	848	963.6	957	529	428	80.9
Consolidated Revenues	106,725	104,584	2,141	2.0	212,173	210,285	1,888	0.9
Operating income (loss)
Post-Secondary	$21,566	$18,521	$3,045	16.4	$39,285	$36,178	$3,107	8.6
Job-Ready Skills	(3,494)	(462)	(3,032)	656.3	(4,686)	(509)	(4,177)	820.6
Consolidated operating income	18,072	18,059	13	0.1	34,599	35,669	(1,070)	(3.0)
Other income (expense), net	42	(10)	52	(520.0)	33	(23)	56	(243.5)
Income from continuing operations before income taxes	$18,114	$18,049	$65	0.4%	$34,632	$35,646	$(1,014)	(2.8)

Post-Secondary. Post-Secondary segment revenues increased $1.3 million, or 1.2 percent, and $1.5 million, or 0.7 percent, during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, respectively. The increase in revenues was primarily attributable to Capella University end of period total enrollment growth of 2.4 percent and quarterly average total enrollment growth of 2.3 percent. Additionally, Capella University weighted average tuition price increases of approximately two percent, which were implemented in July 2015, as well as continued growth in our FlexPath programs, contributed to the quarterly and annual increases in Post-Secondary segment revenues. The overall increase in Post-Secondary revenues was partially offset by a larger proportion of master's learners enrolled in our post-secondary, degree granting programs at Capella University who generate less revenue per learner than our doctoral learners, along with the change in revenue recognition policy related to learners who drop all courses or withdraw from the University with an unpaid tuition balance.

For the three and six months ended June 30, 2016, operating income for the Post-Secondary segment increased by $3.0 million, or 16.4 percent, and $3.1 million, or 8.6%, respectively, compared to the three and six months ended June 30, 2015. The increase in segment operating income was primarily attributable to an increase in Capella University revenues as well as an overall decrease in Capella University operating expenses. The decrease in operating expenses was primarily driven by a decrease in marketing and promotional expenses as a result of efficiencies gained in our marketing efforts through utilization of a more balanced approach as we continue to optimize our relationship-based and brand marketing model as well as a decrease in instructional costs and services expenses due to lower employee related expenses as a result of the open Capella University President position.

Job-Ready Skills. Job-Ready Skills segment revenues increased $0.8 million and $0.4 million during the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, respectively. The increase in revenues during the three and six months ended June 30, 2016 is primarily attributable to incremental revenues generated from the operations of Hackbright and DevMountain, which were both acquired during the second quarter of 2016.

For the three and six months ended June 30, 2016, operating loss for the Job-Ready Skills segment increased by $3.0 million and $4.2 million, respectively, compared to the three and six months ended June 30, 2015. The increase in segment operating loss is primarily attributable to transaction costs of $1.4 million incurred during the second quarter of 2016 in connection with the acquisitions of Hackbright and DevMountain, incremental operating expenses related to the day-to-day operations of these newly acquired businesses which were not incurred in the prior year periods, and increased instructional costs and services and marketing and promotional expenses at CLS as the business continues to enhance its non-degree, high-demand, job-ready skills training solutions and services. The overall increase in Job-Ready Skills segment operating loss was partially offset by the incremental revenues generated from the operations of Hackbright and DevMountain during the three and six months ended June 30, 2016.

Liquidity and Capital Resources

Liquidity
We financed our operating activities and capital expenditures during the six months ended June 30, 2016 and 2015 primarily through cash provided by operating activities. Our cash and cash equivalents were $61.4 million and $86.1 million at June 30, 2016 and December 31, 2015, respectively. Our cash and cash equivalents decreased primarily due to cash used in investing activities primarily related to cash paid for acquisitions and capital expenditures as well as financing activities primarily related to share repurchases and payment of cash dividends. These decreases were partially offset by cash provided by operating activities.

On December 18, 2015, the Company entered into a secured revolving credit facility (the Facility) with Bank of America, N.A., and certain other lenders. The Facility provides the Company with a committed $100.0 million of borrowing capacity with an increase option of an additional $50.0 million. The Company's obligations under the Facility are guaranteed by all existing material domestic subsidiaries and secured by substantially all assets of the Company and such subsidiaries. The Facility expires on December 18, 2020. As of June 30, 2016 and December 31, 2015, there were no borrowings under the credit facility, and the Company was in compliance with all debt covenants.

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

On April 22, 2016, we completed the acquisition of Hackbright, a leading software engineering school for women headquartered in San Francisco, for $17.5 million, net of cash acquired. On May 4, 2016, we acquired DevMountain, a software development school which provides both immersive and part-time coding bootcamps, for $14.6 million in cash, net of cash acquired. The acquisitions were funded through existing cash and cash equivalents.

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

Operating Activities
Net cash provided by operating activities from continuing operations was $42.8 million and $40.2 million for the six months ended June 30, 2016 and 2015, respectively. The increase was primarily due to the effects of changes in operating assets and liabilities, including an increase in deferred revenue and income taxes payable. The overall increase was partially offset by an increase in accounts receivable and lower income from continuing operations.

Investing Activities

Net cash used in investing activities from continuing operations was $44.4 million and $14.0 million for the six months ended June 30, 2016 and 2015, respectively, and consisted primarily of cash paid for the acquisitions of Hackbright and DevMountain of $32.1 million, purchases of marketable securities, capital expenditures related to investments in property and equipment, and investments in partnerships, offset by maturities of marketable securities. Net purchases and maturities of marketable securities resulted in cash inflows of $0.9 million during the six months ended June 30, 2016 and cash outflows $1.8 million during the six months ended June 30, 2015. During the six months ended June 30, 2016, the Company made investments in partnership interests totaling $3.2 million.

We believe the credit quality and liquidity of our investment portfolio as of June 30, 2016 is strong. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply/demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity. But even with this approach, we may incur investment losses as a result of unusual and unpredictable market developments, and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Capital expenditures were $10.0 million and $12.1 million for the six months ended June 30, 2016 and 2015, respectively, which primarily consisted of investments in foundational infrastructure, the development and refinement of courses, and marketing infrastructure to enhance efficiencies and analytics capabilities.

We lease all of our facilities. We expect to make future payments on existing leases from cash generated from operations.

Financing Activities
Net cash used in financing activities from continuing operations was $22.3 million and $18.1 million for the six months ended June 30, 2016 and 2015, respectively. Cash payments of dividends were $9.2 million and $9.1 million for the six months ended June 30, 2016 and 2015, respectively. Additionally, in the first six months of 2016, we used cash to repurchase $15.0 million of common stock under our share repurchase program compared to $10.5 million in the first six months of 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk
The Company has no derivative financial instruments or derivative commodity instruments, and believes the risk related to cash equivalents and marketable securities is limited due to the adherence to our investment policy, which focuses on capital preservation and liquidity. In addition, all investments must have a minimum Standard & Poor’s rating of A minus (or equivalent) by at least one agency at the purchase date. All of the Company's cash equivalents and marketable securities were rated A or higher as of June 30, 2016 and December 31, 2015, by at least one rating agency. In addition, the Company utilizes money managers who conduct initial and ongoing credit analysis on our investment portfolio to monitor and minimize the potential impact of market risk associated with its cash, cash equivalents and marketable securities. Despite the investment risk mitigation strategies the Company employs, we may incur investment losses as a result of unusual and unpredictable market developments and may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. Unusual and unpredictable market developments may also create liquidity challenges for certain assets in the Company's investment portfolio.

Interest Rate Risk
The Company manages interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates, which are tied to various market indices. The Company's future investment income may fall short of expectations due to changes in interest rates or it may suffer losses in principal if it is forced to sell securities that have declined in market value due to changes in interest rates. At June 30, 2016, a 10% increase or decrease in interest rates would not have a material impact on the Company's future earnings, fair values, or cash flows.

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

Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of June 30, 2016, in ensuring that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended June 30, 2016, the Company repurchased $7.5 million of common stock under its share repurchase program.(1) Its remaining authorization for common stock repurchases was $41.0 million at June 30, 2016. The following presents the Company's share repurchases during the quarter ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
4/1/2016 to 4/30/2016	64,678	$51.90	64,678	$45,187,824
5/1/2016 to 5/31/2016	65,184	52.74	65,184	41,750,123
6/1/2016 to 6/30/2016	13,437	52.50	13,437	41,044,746
Total	143,299	52.34	143,299	41,044,746

(1)
The Company announced its current share repurchase program in July 2008. As of June 30, 2016, the Company's Board of Directors has authorized repurchases up to an aggregate amount of $335.7 million in value of common stock under the current program. The Board of Directors authorizes the Company to repurchase outstanding shares of common stock, from time to time, depending on market conditions and other considerations. There is no expiration date on the repurchase authorizations, and repurchases occur at the Company's discretion.

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
July 26, 2016
J. Kevin Gilligan Chief Executive Officer
(Principal Executive Officer)

/s/ Steven L. Polacek
July 26, 2016
Steven L. Polacek Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)