Form 10-Q
period 2016-09-30
CAPELLA EDUCATION CO
filed 2016-10-25
CIK 1104349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The total number of shares of common stock outstanding as of October 20, 2016 was 11,465,467.

CAPELLA EDUCATION COMPANY
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CAPELLA EDUCATION COMPANY
Consolidated Balance Sheets
(In thousands, except par value)

	As of September 30, 2016	As of December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$95,713	$86,104
Marketable securities, current	44,758	27,522
Accounts receivable, net of allowance of $6,583 at September 30, 2016 and $6,340 at December 31, 2015	20,055	17,081
Prepaid expenses and other current assets	14,883	14,308
Current assets of business held for sale	—	4,251
Total current assets	175,409	149,266
Marketable securities, non-current	23,034	45,679
Property and equipment, net	33,054	34,306
Goodwill	25,312	—
Intangibles, net	8,674	—
Deferred income taxes	1,348	—
Other assets	7,670	2,397
Noncurrent assets of business held for sale	—	18,707
Total assets	$274,501	$250,355
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,885	$1,470
Accrued liabilities	32,549	23,658
Dividends payable	4,685	4,824
Income taxes payable	1,873	—
Deferred revenue	16,188	7,796
Current liabilities of business held for sale	—	8,291
Total current liabilities	58,180	46,039
Deferred rent	14,067	1,874
Other liabilities	2,069	3,061
Deferred income taxes	—	1,502
Total liabilities	74,316	52,476
Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares — 100,000; Issued and Outstanding shares — 11,507 at September 30, 2016 and 11,824 at December 31, 2015	115	118
Additional paid-in capital	117,427	114,849
Accumulated other comprehensive loss	(27)	(272)
Retained earnings	82,670	83,184
Total shareholders’ equity	200,185	197,879
Total liabilities and shareholders’ equity	$274,501	$250,355

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)
Revenues	$105,909	$100,134	$318,082	$310,419
Costs and expenses:
Instructional costs and services	47,656	46,539	138,469	137,308
Marketing and promotional	25,338	24,604	76,140	75,658
Admissions advisory	7,408	7,141	22,116	21,210
General and administrative	10,159	7,719	31,410	26,444
Total costs and expenses	90,561	86,003	268,135	260,620
Operating income	15,348	14,131	49,947	49,799
Other income (expense), net	46	(5)	79	(28)
Income from continuing operations before income taxes	15,394	14,126	50,026	49,771
Income tax expense	5,807	5,324	19,089	18,834
Income from continuing operations	$9,587	$8,802	30,937	30,937
Income (loss) from discontinued operations, net of tax	2,963	(630)	606	(2,397)
Net income	$12,550	$8,172	$31,543	$28,540
Basic net income (loss) per common share:
Continuing operations	$0.83	$0.73	$2.66	$2.55
Discontinued operations	0.26	(0.05)	0.05	(0.20)
Basic net income per common share	$1.09	$0.68	$2.71	$2.35
Diluted net income (loss) per common share
Continuing operations	$0.81	$0.72	$2.61	$2.50
Discontinued operations	0.25	(0.05)	0.05	(0.19)
Diluted net income per common share	$1.06	$0.67	$2.66	$2.31
Weighted average number of common shares outstanding:
Basic	11,538	12,027	11,647	12,146
Diluted	11,790	12,237	11,872	12,373
Cash dividends declared per common share	$0.39	$0.37	$1.17	$1.11

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)
Net income	$12,550	$8,172	$31,543	$28,540
Other comprehensive income:
Foreign currency translation gain (loss)	97	(24)	185	47
Unrealized gains (losses) on available for sale securities, net of tax	(80)	72	15	67
Comprehensive income	$12,567	$8,220	$31,743	$28,654

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities	(Unaudited)
Net income	$31,543	$28,540
Income (loss) from discontinued operations, net of tax	606	(2,397)
Income from continuing operations	30,937	30,937
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	7,686	10,635
Depreciation and amortization	15,751	16,447
Amortization of investment discount/premium, net	1,608	1,702
Impairment of property and equipment	404	—
Loss on disposal of property and equipment	143	63
Share-based compensation	5,434	5,465
Excess tax benefits from share-based compensation	(378)	(422)
Deferred income taxes	(5,016)	(788)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed from business acquisitions:
Accounts receivable	(9,938)	(11,542)
Prepaid expenses and other current assets	(1,603)	(7,194)
Accounts payable and accrued liabilities	7,863	7,481
Income taxes payable	4,058	(3,728)
Deferred rent	12,193	(341)
Deferred revenue	7,692	2,509
Net cash provided by operating activities - continuing operations	76,834	51,224
Net cash provided by (used in) operating activities - discontinued operations	(2,831)	443
Net cash provided by operating activities	74,003	51,667
Investing activities
Acquisitions, net of cash acquired	(32,101)	—
Capital expenditures	(14,703)	(16,244)
Investment in partnership interests	(3,551)	(471)
Purchases of marketable securities	(21,810)	(25,246)
Maturities of marketable securities	25,635	24,180
Net cash used in investing activities - continuing operations	(46,530)	(17,781)
Net cash provided by (used in) investing activities - discontinued operations	13,792	(234)
Net cash used in investing activities	(32,738)	(18,015)
Financing activities
Excess tax benefits from share-based compensation	378	422
Net proceeds from exercise of stock options	2,339	1,234
Payment of dividends	(13,756)	(13,570)
Repurchases of common stock	(22,517)	(18,500)
Net cash used in financing activities - continuing operations	(33,556)	(30,414)
Effect of foreign exchange rates on cash	(23)	(28)
Net increase in cash and cash equivalents	7,686	3,210
Cash and cash equivalents and cash of business held for sale at beginning of period	88,027	94,003
Cash and cash equivalents and cash of business held for sale at end of period	95,713	97,213
Less cash of business held for sale at end of period	—	(1,950)
Cash and cash equivalents at end of period	$95,713	$95,263
Supplemental disclosures of cash flow information
Income taxes paid	$20,044	$23,331
Non-cash investing and financing activities:
Purchase of equipment included in accounts payable and accrued liabilities	$523	$382
Declaration of cash dividend to be paid	4,554	4,500
Receivable due from sale of business	4,539	—
The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Notes to Consolidated Financial Statements
(Unaudited)

1. Nature of Business

Capella Education Company (the Company) was incorporated on December 27, 1991, and is the parent company of its wholly owned subsidiaries, Capella University, Inc. (the University); Sophia Learning, LLC (Sophia); Capella Learning Solutions, LLC (CLS); Hackbright Academy, Inc. (Hackbright); and DevMountain, LLC (DevMountain). The University, founded in 1993, is an online postsecondary education services company offering a variety of bachelor's, master's and doctoral degree programs primarily delivered to working adults. The University is accredited by the Higher Learning Commission.

Sophia is an innovative learning platform leveraging technology to support self-paced learning, including courses eligible for transfer into credit at over 2,000 colleges and universities. CLS provides online non-degree, high-demand, job-ready skills training solutions and services to individuals and corporate partners through Capella's learning platform. Hackbright is a leading software engineering school for women with a mission to close the gender gap in the high-demand software engineering space. DevMountain is a leading software development school with a mission to be the most impactful coding school in the country by offering affordable, high-quality, leading-edge software coding education.

On February 8, 2016, the Company’s Board of Directors approved a plan to divest its wholly owned subsidiary, Arden University Limited (Arden University). On August 18, 2016, the Company completed the sale of 100% of the share capital of Arden University. Beginning in the first quarter of 2016 and through the date of sale of the business, the assets and liabilities of Arden University were considered to be held for sale, and the Company presented Arden University as discontinued operations within the financial statements and footnotes.

2. Summary of Significant Accounting Policies

Consolidation
The consolidated financial statements include the accounts of the Company, the University, Sophia, CLS, Hackbright, DevMountain, and Arden University after elimination of intercompany accounts and transactions. Arden University was divested during the third quarter of 2016, and prior to the date of sale was presented as discontinued operations within the financial statements and corresponding footnotes. Arden operates on a fiscal year ending October 31, and prior to the date of sale, this was also the date used for consolidation. Refer to Footnote 4, Discontinued Operations, for further information related to the divestiture of Arden University. During the second quarter of 2016, the Company acquired Hackbright and DevMountain. We accounted for these acquisitions as business combinations as of the close of each transaction. The assets acquired and liabilities assumed in conjunction with the acquisitions were recorded at fair value as of the respective acquisition dates, with the results of operations reflected in the Consolidated Statements of Income from the acquisition dates going forward. Refer to Footnote 13, Acquisitions, for further information related to these acquisitions.

Reclassifications
We reclassified prior periods within our Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Cash Flows, as well as certain applicable footnotes to conform to our current presentation of Arden University as discontinued operations. Refer to Footnote 4, Discontinued Operations, for additional information.

Revenue Recognition
Beginning in fiscal year 2016, we began recording revenue for learners who drop all courses or withdraw from the University with an unpaid tuition balance at the time of cash collection. This change is consistent with the Company's belief that such unpaid balances do not meet the threshold of reasonable collectability that must be met in order to recognize revenue. During the period in which a learner drops all courses or withdraws from the University prior to finalizing coursework, no additional revenue will be recognized until payment is received from the learner. This change did not have a material impact on our revenues or results of operations during the three and nine months ended September 30, 2016, and is not expected to have a material impact on revenues or results of operations in subsequent periods.

Share-Based Compensation
During the nine months ended September 30, 2016, the Company granted performance-based restricted stock units (RSUs) to certain employees. The fair value of the performance-based restricted stock units is based upon the closing market price of the Company's common stock on the grant date. The performance-based RSUs will vest if, at the end of the performance period, the Company has achieved certain revenue and operating income targets and the employee remains employed by the Company. At the grant date, the Company believed it was probable that the established targets would be met and thus compensation cost recognized over the service period. The number of performance-based RSUs issued to employees at the vesting date will vary based on actual revenue and operating income performance.

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

3. Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which is included in FASB Accounting Standards Codification (ASC) Topic 230, Statement of Cash Flows. The new guidance clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows, including contingent consideration payments made after a business acquisition. Specifically, cash payments to settle a contingent consideration liability which are not made soon after the acquisition date should be classified as cash used in financing activities up to the initial amount of contingent consideration recognized with the remaining amount classified as cash flows from operating activities. The guidance will be effective for the Company's annual and interim reporting periods beginning January 1, 2018, and early adoption is permitted. The Company does not expect adoption of this guidance to have a material impact on its business practices, financial condition, results of operations, or disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which is included in ASC Topic 326, Measurement of Credit Losses on Financial Instruments. The new guidance revises the accounting requirements related to the measurement of credit losses and will require organizations to measure all expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts about collectability. Assets must be presented in the financial statements at the net amount expected to be collected. The guidance will be effective for the Company's annual and interim reporting periods beginning January 1, 2020, with early adoption permitted. The Company is evaluating the impact this standard will have on its business practices, financial condition, results of operations, and disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, to require organizations that lease assets to recognize right-to-use assets and lease liabilities on the balance sheet in addition to disclosing certain key information about leasing arrangements. The new standard requires a modified retrospective transition approach, meaning the guidance would be applied at the beginning of the earliest comparative period presented within the financial statements in the year of adoption. The guidance will be effective for the Company's annual reporting period beginning January 1, 2019, with early adoption permitted. The Company is evaluating the impact this standard will have on its business practices, financial condition, results of operations, and disclosures.

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

4. Discontinued Operations

On February 8, 2016, the Company’s Board of Directors approved a plan to divest Arden University. On August 18, 2016, the Company completed the sale of 100 percent of the share capital of Arden University for a sale price of £15.0 million, of which £11.5 million ($13.9 million, net of transaction-related fees) was paid in cash at closing, with an additional £1.0 million to be paid November 15, 2016, and the remaining amount of £2.5 million plus accrued interest at 7.5% to be paid on February 18, 2017. The Company recorded a note receivable for the November and February payments, which is included in prepaid expenses and other current assets in our Consolidated Balance Sheets as of September 30, 2016.

As a result of the sale, the Company recorded a gain of $4.3 million during the third quarter of 2016. For tax purposes, the Company incurred a capital loss on the sale and recorded a full valuation allowance on the related deferred tax asset based on the Company's expectation that it will not generate capital gains prior to the expiration of the capital loss.

The major components of Arden University's assets and liabilities, which are presented separately as held for sale within the Company's Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, are as follows, in thousands:

	As of September 30, 2016	As of December 31, 2015
Assets
Cash and cash equivalents	$—	$1,923
Accounts receivable, net	—	2,055
Goodwill	—	16,862
Intangibles, net	—	1,389
Other assets	—	729
Assets of business held for sale	$—	$22,958
Liabilities
Accounts payable and accrued liabilities	$—	$3,324
Deferred revenue	—	4,967
Liabilities of business held for sale	$—	$8,291

A reconciliation of the line items comprising the results of operations of the Arden University business to the income (loss) from discontinued operations through the date of sale presented in the Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015, in thousands, is included in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$2,070	$3,577	$8,765	$10,373
Costs and expenses:
Instructional costs and services	1,034	1,682	4,345	5,343
Marketing and promotional	972	1,256	3,527	3,500
Admissions advisory	185	249	698	737
General and administrative	885	1,053	3,808	3,230
Total costs and expenses	3,076	4,240	12,378	12,810
Operating loss	(1,006)	(663)	(3,613)	(2,437)
Gain on sale of Arden	4,285	—	4,285	—
Other income (expense), net	(254)	29	(288)	(40)
Income (loss) before income taxes	3,025	(634)	384	(2,477)
Income tax expense (benefit)	62	(4)	(222)	(80)
Income (loss) from discontinued operations, net of tax	$2,963	$(630)	$606	$(2,397)

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

The following table presents a reconciliation of the numerator and denominator in the basic and diluted net income per common share calculation, in thousands, except per share data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Income from continuing operations	$9,587	$8,802	$30,937	$30,937
Income (loss) from discontinued operations, net of tax	2,963	(630)	606	(2,397)
Net income	$12,550	$8,172	$31,543	$28,540
Denominator:
Denominator for basic net income per common share— weighted average shares outstanding	11,538	12,027	11,647	12,146
Effect of dilutive stock options, restricted stock, and market stock units	252	210	225	227
Denominator for diluted net income per common share— weighted average shares outstanding	11,790	12,237	11,872	12,373
Basic net income (loss) per common share:
Continuing operations	$0.83	$0.73	$2.66	$2.55
Discontinued operations	0.26	(0.05)	0.05	(0.20)
Basic net income per common share	$1.09	$0.68	$2.71	$2.35
Diluted net income (loss) per common share:
Continuing operations	$0.81	$0.72	$2.61	$2.50
Discontinued operations	0.25	(0.05)	0.05	(0.19)
Diluted net income per common share	$1.06	$0.67	$2.66	$2.31

Options to purchase common shares were outstanding, but not included in the computation of diluted net income per common share on both a continuing and discontinued basis, because their effect would be anti-dilutive. The following table summarizes these securities, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Anti-dilutive securities excluded from diluted earnings per share calculation, for both continuing and discontinued operations	258	307	387	283

6. Marketable Securities

The following is a summary of available-for-sale securities, in thousands:

	As of September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$62,022	$10	$(64)	$61,968
Corporate debt securities	5,805	25	(6)	5,824
Total	$67,827	$35	$(70)	$67,792

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$67,333	$13	$(53)	$67,293
Corporate debt securities	5,926	—	(18)	5,908
Total	$73,259	$13	$(71)	$73,201

The unrealized gains and losses on the Company’s investments in municipal and corporate debt securities as of September 30, 2016 and December 31, 2015 were caused by changes in market values primarily due to interest rate changes. Substantially all of the Company's securities which were in an unrealized loss position as of September 30, 2016 had been in an unrealized loss position for less than twelve months. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. No other-than-temporary impairment charges were recorded during the three and nine months ended September 30, 2016 and 2015.
The following table summarizes the remaining contractual maturities of the Company’s marketable securities, in thousands:

	As of September 30, 2016	As of December 31, 2015
Due within one year	$44,758	$27,522
Due after one year through five years	23,034	45,679
Total	$67,792	$73,201

The following table summarizes the proceeds from the maturities of available-for-sale securities, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Maturities of marketable securities	$12,135	$7,695	$25,635	$24,180
Total	$12,135	$7,695	$25,635	$24,180

The Company did not record any gross realized gains or gross realized losses in net income during the three and nine months ended September 30, 2016 and 2015. Additionally, there were no proceeds from sales of marketable securities prior to maturity during the three and nine months ended September 30, 2016 and 2015.

7. Fair Value Measurements

The following tables summarize certain information for assets and liabilities measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements as of September 30, 2016 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$20,447	$20,447	$—	$—
Money market	70,591	70,591	—	—
Variable rate demand notes	4,675	4,675	—	—
Marketable securities:
Tax-exempt municipal securities	61,968	—	61,968	—
Corporate debt securities	5,824	—	5,824	—
Total assets at fair value on a recurring basis	$163,505	$95,713	$67,792	$—

	Fair Value Measurements as of December 31, 2015 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$49,151	$49,151	$—	$—
Money market	36,953	36,953	—	—
Marketable securities:
Tax-exempt municipal securities	67,293	—	67,293	—
Corporate debt securities	5,908	—	5,908	—
Total assets at fair value on a recurring basis	$159,305	$86,104	$73,201	$—

The Company measures cash and cash equivalents at fair value primarily using real-time quotes for transactions in active markets involving identical assets. The Company’s marketable securities are classified within Level 2 and are valued using readily available pricing sources for comparable instruments utilizing observable inputs from active markets. The Company does not hold securities in inactive markets. The Company did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three and nine months ended September 30, 2016 and 2015.

Level 3 Measurements

DevMountain Contingent Consideration

In connection with the acquisition of DevMountain, the Company agreed to pay the former owners of DevMountain up to an additional $5.0 million in contingent consideration pending the achievement of certain revenue and operating performance metrics. At the date of acquisition, the preliminary fair value of the contingent consideration was $1.5 million, which was determined using a discounted cash flow model encompassing significant unobservable inputs. During the third quarter of 2016, the Company recorded a measurement period adjustment to reduce the fair value of the contingent consideration to zero, based on our revised assessment of the timing of cashflows as of the acquisition date. The key assumptions and terms underlying the valuation include probability-weighted cash flows for the applicable performance periods, the discount rate, and a three-year measurement period, with potential cash payments taking place at the end of each annual period through 2018 based upon the achievement of established performance targets. Reasonable changes in the unobservable inputs do not result in a material change in the fair value.

The following table presents a reconciliation of the fair value of the DevMountain contingent consideration, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance, beginning of period	$1,500	$—	$—	$—
Initial fair value of contingent consideration	—	—	1,500	—
Measurement period adjustment	(1,500)	—	(1,500)	—
Balance, end of period	$—	$—	$—	$—

8. Accrued Liabilities

Accrued liabilities consist of the following, in thousands:

	As of September 30, 2016	As of December 31, 2015
Accrued compensation and benefits	$12,779	$7,989
Accrued instructional	4,513	3,427
Accrued vacation	2,081	1,046
Accrued invoices	10,996	9,995
Other(1)	2,180	1,201
Total	$32,549	$23,658

(1) "Other" consists primarily of the current portion of deferred rent, customer deposits, and other miscellaneous accruals.

9. Commitments and Contingencies

Operating Leases
The Company leases its office facilities and certain office equipment under various noncancelable operating leases. On August 5, 2016, the Company entered into an amendment of its lease with Minneapolis 225 Holdings, LLC pursuant to which the Company renewed and extended its existing lease for premises at 225 South Sixth Street in Minneapolis, Minnesota through October 31, 2028. Renewal terms under the amended lease agreement include a reduction in the area of leased space occupied by the Company of approximately 64,000 square feet and provide for lease incentives of approximately $13.6 million. The lease incentives, which were paid in cash to the Company by the lessor, are included within deferred rent on the Consolidated Balance Sheet and will be recognized ratably as a reduction of rent expense over the term of the lease. The agreement allows the Company to extend the lease for up to two additional five-year terms.

The following presents the Company's future minimum lease commitments for continuing operations as of September 30, 2016, in thousands:

2016	$1,943
2017	7,330
2018	6,501
2019	5,606
2020	5,203
2021 and thereafter	37,393
Total	$63,976

The Company recognizes rent expense on a straight-line basis over the term of the lease, although the lease may include escalation clauses providing for lower payments at the beginning of the lease term and higher payments at the end of the lease term. Cash or lease incentives received from lessors are recognized on a straight-line basis as a reduction of rent expense from the amendment date of the lease agreement through the end of the lease term. The Company records the unamortized portion of the incentive as a component of deferred rent, within the accrued liabilities balance, or as part of long-term liabilities, as appropriate.

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

Borrowings under the Credit Agreement bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus an applicable rate of 1.75% to 2.25% based on the Company’s consolidated leverage ratio or, at the Company’s option, an alternative base rate (defined as the higher of (a) the federal funds rate plus 0.5%; (b) Bank of America’s prime rate; or (c) the one-month LIBOR plus 1.0%) plus an applicable rate of 0.75% to 1.25% based on the Company’s consolidated leverage ratio. The Credit Agreement requires payment of a commitment fee, based on the Company’s consolidated leverage ratio, charged on the unused credit facility. The Company recorded commitment fee expenses of $0.1 million for the three months ended September 30, 2016 and 2015 and $0.2 million for the nine months ended September 30, 2016 and 2015, recognized in other income (expense). Outstanding letters of credit are also charged a fee, based on the Company’s consolidated leverage ratio. The

Company capitalized approximately $0.8 million of debt issuance costs related to the December 18, 2015 credit facility, and these costs are being amortized on a straight-line basis over a period of five years. Charges related to our credit facility are included in other expense, net.

The Credit Agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Failure to comply with the covenants contained in the Credit Agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. As of September 30, 2016 and December 31, 2015, there were no borrowings under the credit facility, and the Company was in compliance with all debt covenants.

Litigation
In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, claims involving learners or graduates and routine employment matters. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of September 30, 2016 that are probable or estimable, for which the outcome could have a material adverse impact on its consolidated financial position or results of operations.

10. Share Repurchase Program and Dividends

Share Repurchase Program
The Company announced its current share repurchase program in July 2008. The Board of Directors authorizes repurchases of outstanding shares of common stock from time to time depending on market conditions and other considerations. A summary of the Company’s comprehensive share repurchase activity from the program's commencement through September 30, 2016, all of which was part of its publicly announced program, is presented below, in thousands:

Board authorizations:
July 2008	$60,000
August 2010	60,662
February 2011	65,000
December 2011	50,000
August 2013	50,000
December 2015	50,000
Total amount authorized	335,662
Total value of shares repurchased	302,117
Residual authorization	$33,545

The following table summarizes shares repurchased, in thousands:

	Nine Months Ended September 30,
	2016	2015
Shares repurchased	438	330
Total consideration, excluding commissions	$22,500	$18,487

As of September 30, 2016, the Company had purchased an aggregate of 6.6 million shares under the program’s outstanding authorizations at an average price per share of $46.00 totaling $302.1 million, excluding commissions.

Dividends
During the nine months ended September 30, 2016, the Company declared the following cash dividends, in thousands except per share amounts:

Declaration Date	Record Date	Payment Date	Dividend per Share	Total Dividend Amount
February 18, 2016	March 10, 2016	April 15, 2016	$0.39	$4,638
May 3, 2016	May 25, 2016	July 15, 2016	$0.39	$4,609
August 4, 2016	August 26, 2016	October 14, 2016	$0.39	$4,554

Of the total dividend amount declared in the current quarter, $4.5 million is attributable to shares of common stock outstanding as of the record date and restricted stock units (RSUs) expected to vest in the next twelve months. This amount, along with the portion of dividends declared in prior quarters related to unvested RSUs, is included within dividends payable in the Company's consolidated balance sheet as of September 30, 2016. The remaining balance is attributable to dividends declared on restricted stock units expected to vest subsequent to the next twelve months and is classified as other liabilities in the Company's consolidated balance sheet as of September 30, 2016. Dividends declared on RSUs are forfeitable prior to vesting. All future dividends are subject to declaration by the Company's Board of Directors and may be adjusted due to future business needs or other factors deemed relevant by the Board of Directors.

11. Share-Based Compensation

The table below reflects the Company’s share-based compensation expense recognized in the consolidated statements of income, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Instructional costs and services	$174	$199	$545	$626
Marketing and promotional	173	154	562	423
Admissions advisory	14	11	41	29
General and administrative	641	1,207	4,286	4,387
Share-based compensation expense included in operating income	1,002	1,571	5,434	5,465
Tax benefit from share-based compensation expense	381	586	2,055	2,038
Share-based compensation expense, net of tax	$621	$985	$3,379	$3,427

12. Other Investments

At September 30, 2016, the Company held a $2.8 million investment in a limited partnership that invests in innovative companies in the health care field, with a commitment to invest up to an additional $1.8 million through February 2024. During the nine months ended September 30, 2016, the Company made investments totaling $0.5 million in the partnership. The Company's investment comprises less than 3% of the total partnership interest; accordingly, the Company designated the investment as a cost method investment and classified it within other assets in the consolidated balance sheets as of September 30, 2016 and December 31, 2015.

At September 30, 2016, the Company held a $3.1 million investment in a limited partnership that invests in education and education-related technology companies, with a commitment to invest up to an additional $1.7 million through January 2025. During the nine months ended September 30, 2016, the Company made investments totaling $3.1 million in the limited partnership. The Company's investment comprises less than 5% of the total partnership interest, and the Company designated the investment as a cost method investment and classified it within other assets in the consolidated balance sheet as of September 30, 2016.

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

On May 4, 2016, the Company acquired 100 percent of the membership interests in DevMountain, LLC (DevMountain). DevMountain is a leading software development school with a mission to be the most impactful coding school in the country by offering affordable, high-quality, leading-edge software coding education. The purchase price of the DevMountain acquisition consisted of $15.0 million in cash paid at closing, and up to an additional $5.0 million in contingent consideration to be paid at the end of three successive, non-cumulative periods based upon the achievement of established revenue and operating performance targets. The liability associated with the expected payment of the contingent consideration obligation was preliminarily valued at $1.5 million at the acquisition date. During the third quarter of 2016, the Company recorded a measurement period adjustment to reduce the fair value of the contingent consideration to zero based on our revised assessment of the timing of cash flows as of the acquisition date. This measurement period adjustment was reflected as a corresponding decrease to goodwill as of the acquisition date. The preliminary fair value of the contingent consideration liability was determined using a discounted cash flow valuation methodology utilizing significant unobservable inputs.

Hackbright and DevMountain's core competencies of providing the 21st Century workforce with job-ready skills in a highly competitive market are consistent with the Company's strategy to expand its addressable market and offer working adults the most direct path between learning and employment. The Company incurred approximately $1.4 million of transaction costs in connection with the acquisitions of Hackbright and DevMountain, and these costs are included in general and administrative expenses within the Consolidated Statements of Income for the nine months ended September 30, 2016.

During the three and nine months ended September 30, 2016, the operating income impact of purchase accounting adjustments was approximately $0.2 million and $0.7 million, respectively. Based on the preliminary purchase price allocation, the operating income impact of purchase accounting adjustments is expected to be approximately $0.2 million for the remainder of 2016.

The Company accounted for these acquisitions as business combinations, with the net assets acquired recognized at fair value at the date of acquisition. The results of operations of Hackbright and DevMountain are included in the Consolidated Statements of Income beginning on their respective dates of acquisition and within the Job-Ready Skills reportable segment for segment reporting purposes. The Company has not provided pro forma information or the revenues and operating results of the acquired entities because the revenues and results of operations are not material to the Company's consolidated revenues or consolidated results of operations.

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

A reconciliation of the assets acquired and liabilities assumed to the net cash paid to acquire Hackbright and DevMountain on the acquisition date is shown in the table below, in thousands:

	Hackbright	DevMountain
Cash and cash equivalents	$499	$336
Other assets	407	745
Intangibles:
Trade Name	4,500	2,700
Customer Relationships	800	—
Course Content	900	100
Goodwill	14,013	11,299
Deferred tax asset (liability)	(2,342)	185
Liabilities assumed	(788)	(418)
Total assets acquired and liabilities assumed, net	17,989	14,947
Less: Fair value of contingent consideration	—	—
Less: Cash acquired	(499)	(336)
Cash paid for acquisition, net of cash acquired	$17,490	$14,611

We determined the fair value of assets acquired and liabilities assumed based on assumptions that reasonable market participants would use while employing the concept of highest and best use of the assets and liabilities. The Company utilized the following assumptions, some of which include significant unobservable inputs which would qualify the valuations as Level 3 measurements, and valuation methodologies to determine fair value:

•
Intangible assets - The Company used income approaches to value the acquired intangibles. The trade names were valued using the relief-from-royalty method, which represents the benefit of owning these intangible assets rather than paying royalties for their use. Course content was valued using the differential income method, and the customer relationships were valued using the excess earnings method.

•
Deferred revenue - The Company estimated the fair value of deferred revenue using the cost build-up method, which represents the cost to deliver the services, plus a normal profit margin. Deferred revenue is included in liabilities assumed within the schedule of assets acquired and liabilities assumed above.

•
Contingent consideration liability - The fair value of the contingent consideration was determined using a discounted cash flow model encompassing significant unobservable inputs, including the discount rate and probability weighted cash flows over the performance period.

•	Other current and noncurrent assets and liabilities - The carrying value of all other assets and liabilities approximated fair value at the time of acquisition.

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

Goodwill recorded in connection with the acquisitions is primarily attributable to the expected future earnings potential of the Company as a result of the enhanced opportunity to expand the Company's addressable market and drive enrollment growth. The goodwill recognized in connection with the acquisitions has been allocated to the Job-Ready Skills reportable segment and will be evaluated for impairment (along with the indefinite-lived trade names intangible assets) as of the first day of the fourth quarter of 2016 consistent with the Company's existing impairment policy. Goodwill recognized from the Hackbright acquisition is not expected to be deductible for tax purposes, and goodwill related to DevMountain is expected to be deductible for tax purposes.

14. Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss, in thousands:

	Foreign Currency Translation Loss	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Loss(1)
Beginning balance, December 31, 2015	$(235)	$(37)	$(272)
Other comprehensive income	185	15	200
Amounts reclassified to net income	45	—	45
Ending balance, September 30, 2016	$(5)	$(22)	$(27)

(1)	Accumulated other comprehensive loss is presented net of tax of $13 thousand and $21 thousand as of September 30, 2016 and December 31, 2015, respectively.

$45 thousand was reclassified out of accumulated other comprehensive loss to income (loss) from discontinued operations net of tax for the three and nine months ended September 30, 2016 related to foreign currency translation losses upon the sale of Arden University.

15. Segment Reporting

Capella Education Company is an educational services company that provides access to high-quality education through online postsecondary degree programs and job-ready skills offerings in high-demand markets. Capella’s portfolio of companies is dedicated to closing the skills gap by placing adults on the most direct path between learning and employment. During the nine months ended September 30, 2016, the Company acquired Hackbright and DevMountain, which resulted in a revision to the way in which management reviews financial information and by which the Chief Operating Decision Maker (the Chief Executive Officer) evaluates performance and allocates the resources of the Company.

Our only operating segment that meets the quantitative thresholds to qualify as a reportable segment is the Post-Secondary segment, which consists of the Capella University and Sophia businesses. None of our other operating segments meet the quantitative thresholds to qualify as reportable segments; therefore, these other operating segments are combined and presented below as Job-Ready Skills. The Job-Ready Skills reportable segment is comprised of the CLS, Hackbright, and DevMountain businesses.

Revenue and operating expenses are generally directly attributed to our segments. Inter-segment revenues are not presented separately, as these amounts are immaterial. Our Chief Operating Decision Maker does not evaluate operating segments using asset information.

A summary of financial information by reportable segment (in thousands) for the three and nine months ended September 30, 2016 and 2015 is presented in the following table. Beginning in the first quarter of 2016 through the date of the sale of the business, Arden University was considered to be held for sale, and because Arden's results of operations are presented as discontinued operations within our Consolidated Statements of Income, the summary of financial information by reportable segment below excludes the results of operations of Arden University for all periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)
Revenues
Post-Secondary	$103,488	$100,100	$314,704	$309,856
Job-Ready Skills	2,421	34	3,378	563
Consolidated revenues	$105,909	$100,134	$318,082	$310,419
Operating income (loss)
Post-Secondary	$16,970	$14,781	$56,254	$50,958
Job-Ready Skills	(1,622)	(650)	(6,307)	(1,159)
Consolidated operating income	15,348	14,131	49,947	49,799
Other income (expense), net	46	(5)	79	(28)
Income from continuing operations before income taxes	$15,394	$14,126	$50,026	$49,771

16. Regulatory Supervision and Oversight

Political and budgetary concerns can significantly affect the Title IV Programs. Congress reauthorizes the Higher Education Act (HEA) and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in August 2008. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of September 30, 2016, Title IV programs in which the University's learners participate are operative and sufficiently funded.

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

Executive Overview
We are an education services company that provides the most direct path between learning and employment through our online postsecondary education offerings and through programs to develop job-ready skills for high-demand markets. As of September 30, 2016, our wholly owned subsidiaries included the following:

Post-Secondary Segment

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

Job-Ready Skills Segment

•
Capella Learning Solutions, LLC (CLS) provides online non-degree, high-demand, job-ready skills, training solutions and services to individuals and corporate partners which are delivered through Capella's learning platform.

•	Hackbright Academy, Inc. (Hackbright) is a leading software engineering school for women with a mission to close the gender gap in the high-demand software engineering space.

•
DevMountain, LLC (DevMountain) is a leading software development school with a mission to be the most impactful coding school in the country by offering affordable, high-quality, leading-edge software coding education.

On February 8, 2016, the Company’s Board of Directors approved a plan to divest our wholly owned subsidiary, Arden University Limited (Arden University). On August 18, 2016, the Company completed the sale of 100% of the share capital of Arden University. Beginning in the first quarter of 2016 and through the date of sale of the business, the assets and liabilities of Arden University were considered to be held for sale, and the Company presented Arden University as discontinued operations within the financial statements and footnotes.

We believe we have the right operating strategies in place to continually differentiate ourselves in our markets and drive growth by supporting learner success, producing affordable degrees, optimizing our comprehensive marketing strategy, serving a broader set of our learners professional needs, and establishing new growth platforms. Technology and the talent of our faculty and employees enable these strategies. We believe these strategies and enablers will allow us to continue to deliver high quality, affordable education, resulting in continued growth over the long-term. We will continue to invest in these enablers to strengthen the foundation and future of our business.

Key Trends, Developments and Challenges
The following developments and trends present opportunities, challenges and risks toward achieving our goal of providing attractive returns to our shareholders:

•
Innovation. We operate in a very competitive market environment, and we have demonstrated that we can effectively compete and differentiate in our market. Our long-term success will depend on our ability to continue innovating around our competency-based learning capacities to develop new academic models and developing new business models. We will need to balance investments that may put pressure on near-term operating income performance with our goal to achieve operating performance improvements and deliver short and long-term shareholder value.

•
Total enrollment. Total enrollment at Capella University is a key driver for the Company’s revenue growth as well as operating performance. To achieve total enrollment growth, the Company must attract new learners and maintain or improve learner persistence. While new enrollment is an early indicator of future growth, early cohort persistence is an indicator of the sustainability of growth. These metrics should be viewed over multiple quarters since quarterly volatility is common.

We have consistently improved early cohort persistence over a period of close to five years, and these persistence improvements carry into later cohorts. This has balanced our total enrollment growth model by reducing the impact of quarterly volatility in new enrollment growth.

In the third quarter of 2016, end-of-period total enrollment grew by 2.8 percent compared to 4.2 percent in the same period in 2015. Total enrollment growth was primarily driven by strong total enrollment growth in our master's and bachelors programs, partially offset by total enrollment declines in our doctoral programs.

•
New enrollment. In the third quarter of 2016, new enrollment decreased by 0.9 percent compared to new enrollment growth of 2.3 percent in the same period in 2015. New enrollment is calculated from the last day a new learner can drop a course without financial penalty. New enrollment trends tend to differ by degree program due to different market dynamics. During the third quarter of 2016, new enrollment declines were driven primarily by our doctoral and master's programs, partially offset by new enrollment growth in our bachelors programs.

•
Persistence/learner success. Compared to the same period in the prior year, early cohort persistence improved by approximately four percent in the third quarter of 2016. Early cohort persistence measures the four-quarter weighted moving average new cohort persistence rate during a learner's first four quarters of enrollment. We have experienced improvements in early cohort persistence of 19 percent over a period of 19 consecutive quarters, in large part as a result of our successful execution of strategic, organization-wide learner success initiatives aimed at driving total enrollment growth. This includes investments in infrastructure and actionable analytics capabilities and a marketing strategy focused on attracting the right learners.

As we continue to position Capella to drive sustainable growth, we are focused on improving learner success rates particularly in the first four quarters of enrollment while maintaining a high standard of academic quality and rigor. The first four quarters of enrollment are particularly critical because learners tend to persist at a very high rate after that period. We continue to increasingly focus on the entire learner lifecycle. Certain initiatives to improve learner success can affect our growth and profitability in the near-term. However, we believe these efforts are in the best interest of our learners and over the long-term will enhance Capella’s brand and reputation, which, in turn, positions us for more sustainable long-term growth. Learner success initiatives include the following:

•
Investing in our actionable analytics capabilities to further leverage data, refine our models, and accurately predict the likelihood of prospective, new, and current learners persisting to critical thresholds of success and to help provide individualized paths to improve a learner's opportunity to succeed;

•	Providing timely and clear information to our learners, faculty, advisors and staff to help learners persist and successfully complete their programs;

•	Redesigning programs to improve academic quality, remove unintended barriers that can disrupt learner progression, and deliver operational process efficiencies;

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

•
Promoting affordability and encouraging learners to persist by offering learner success scholarships to new learners who meet admissions requirements, enroll, apply within certain timeframes, and stay continuously enrolled; and,

•
Diversifying outside of Capella University by creating innovative new learning technologies which have potential to increase affordability and better serve the life-long learning needs of working adult professionals and therefore increase learner success.

•
Doctoral enrollment. During the third quarter of 2016, year-over-year doctoral total enrollment declined by 3.2 percent. It will take time for our doctoral programs to return to enrollment growth due to a combination of factors, including the extended decision cycles for prospective learners at the doctoral level, stronger doctoral graduations, as well as our continued learner success efforts at the doctoral level.

As part of our doctoral learner success initiative, we are focusing on learners who are not making sufficient and timely academic progress in the comprehensive and dissertation phases of their programs. In our doctoral offering, market demand for professional doctorate programs is currently stronger than for PhD programs. We are supporting the return to doctoral growth by focusing on redesigning our program offerings, improving affordability, and expanding our doctoral portfolio, including creating new professional doctorate programs. The doctoral learner success initiatives and the continued pressure on doctoral enrollment growth are expected to negatively impact our operating performance, including during the remainder of 2016.

•
Marketing strategy. We have made significant strides in shifting from a demand driven strategy towards a comprehensive marketing strategy which is focused on building relationships with prospective learners early in their decision cycle. This strategy is also designed to attract prospective learners who are committed to and able to succeed in their academic endeavors. The marketing strategy includes:

•	Introducing prospective learners to Capella with a differentiated message in channels such as mass media and strategic relationships with employers and professional organizations,

•	Connecting with prospective learners by generating and nurturing inquiries through direct media such as natural search, our website, and display media, and

•	Engaging with prospective learners by developing meaningful and increasingly personalized relationships such as through social media, via mobile devices, or by way of direct engagement.

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

•
Establishing new growth platforms. We seek to drive long-term growth that is an extension of our core competencies into new and expanded markets. One of our key growth platforms is FlexPath. FlexPath is a learning model that decouples from the credit-hour requirements and allows learners to complete coursework at their own pace and complete activities to demonstrate specific competencies by the end of the learner’s 12-week subscription period. Capella University was the first institution with approval from the Higher Learning Commission and the Department of Education to offer and provide Title IV funding for direct assessment programs at both the Bachelor's and Master's degree levels. These approvals allow learners enrolled in FlexPath to apply for federal financial aid. Only a few other universities received approvals by their accreditor and the Department of Education to offer similar programs. Approval processes for this innovative new model are stringent and the Department of Education has indicated that direct assessment program specializations will also require specific approval by the Higher Learning Commission and the Department of Education to offer Title IV. This adds another step in the approval process with both the Department of Education and the Higher Learning Commission.

In September 2015, we received Higher Learning Commission approval to begin offering the seventh degree program in FlexPath, the Registered Nurse-to-Bachelor of Science in Nursing (RN-to-BSN) program, and learners began enrolling in January 2016. In June 2016, the Department of Education approved the RN-to-BSN program for Title IV eligibility.

The FlexPath direct assessment model provides an opportunity to expand our served market and drive affordability through lower tuition costs, reduced time to completion, and increased flexibility. Our goal is to ensure learners have the right experience and that we understand what our learners need to succeed. As we continue to learn and gain experience, we will refine the academic model and evolve the business model for FlexPath. At September 30, 2016, approximately 12 percent of total Bachelor's and Master's learners are enrolled in FlexPath programs.

•
CLS offerings. In 2013, the Company introduced the first set of CLS offerings - online training solutions and services to corporate partners. In 2015, CLS focused its offerings on non-degree, high-demand, job-ready skills and training solutions and services to individuals and corporate partners. Throughout the remainder of 2016, we plan to continue expanding our non-degree online training offerings, primarily through our relationship with CareerBuilder and our RightSkill program offerings.

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

Capella’s acquisitions of Hackbright Academy and DevMountain will expand the Company's existing business of providing innovative education offerings which provide a more direct path from learning to employment. Hackbright and DevMountain’s operating results have been included in the Company’s consolidated financial statements from the dates of the acquisitions, and are not expected to be material to our 2016 results of operations.

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

•
Current market and regulatory environment. The environment remains very competitive. We believe our initiatives to improve learner success and innovation in our academic and business model will position us to continue to be a leader in the online postsecondary education market. Additionally, we are working even more closely to align with employers. Developments in the federal regulatory environment impact us as well, including the enacting of Gainful Employment (GE) rules and the reauthorization of the Higher Education Act of 1965, as amended, and the current Department of Education rulemaking processes. Many states have also become more active in regulating online education, especially regarding approval to operate requirements, and enforcement of consumer protection laws by state attorneys general, with a focus on proprietary institutions. While we have a strong track record of regulatory compliance, such actions, even if not directed at Capella University, may result in unforeseen consequences and may make our operating environment more challenging.

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

•
Gainful Employment (GE). The Department of Education published a final rule on October 30, 2014 that went into effect on July 1, 2015. The final rule applies to all GE programs, which include non-degree programs at public and private non-profit institutions, and all programs offered by proprietary institutions. The rule establishes a “debt-to-earnings” (DTE) ratio that GE programs must satisfy over the course of annual measurement periods to remain eligible for Title IV federal student aid. A program is determined to “Pass” in a given year if the calculation shows that the graduates who received loans have annual loan payments less than 8% of total earnings OR less than 20% of discretionary earnings. A program is determined to “Fail” in a given year if the calculation shows that graduates who received loans have annual loan payments greater than 12% of total earnings AND greater than 30% of discretionary earnings. A program is determined to be in the “Zone” in a given year if the program does not “Pass,” AND if the calculation shows that graduates who received loans have annual loan payments between 8% and 12% of total earnings OR between 20% and 30% of discretionary earnings. On October 20, 2016, we received draft DTE ratios from the Department of Education for the first measurement year. The DTE ratios we received showed that none of our programs were determined to “Fail.” This is significant because the rules state that a program would be ineligible for Title IV funds in the next year if it Failed in two out of three consecutive years. Whereas for a program in the Zone, a program would be ineligible for Title IV funds in the next year only if it were in the Zone (or Failed) in each of four consecutive years. The initial DTE ratio information we received reflected one of our programs was in the Zone. We are currently working to understand the ratios provided to us, and we await the data underlying the ratios we received.  A school has 45 days from receipt to appeal the numbers. We have taken and continue to take steps to avoid or mitigate potential adverse consequences of the DTE ratio rules. Despite our efforts, it remains possible that one or more of our programs could be determined to be in the “Zone” or “Fail” in future calculations. The Department of Education has indicated that DTE ratio data will be made public in January 2017.

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

•
Current negotiated rulemaking. On October 12, 2016 the Department of Education published final rules related to teacher preparation and the Teacher Education Assistance for College and Higher Education (TEACH) grant requirements for distance education programs. The regulations clarify that institutions that do not have initial teacher licensure programs have no obligation to report anything to any state under the new requirements. The final rules clarify that TEACH Grant funds are specifically available to students enrolled in graduate degree programs (which do not lead to initial teacher licensure) for teachers and others in high-need education fields. The published final rules are effective July 1, 2017.

In 2014, the Department of Education published a NPRM indicating its intent to convene a negotiated rulemaking committee on the topics of credit to clock hour conversion, state authorization, cash management, retaking coursework and the definition of adverse credit for PLUS loans. On October 30, 2015, the Department of Education published final rules on cash management, repeat coursework and clock to credit hour conversion. With the exception of a few provisions within the cash management rule that provide an extra year for implementation, the rules generally became effective on July 1, 2016.

The Department of Education released draft rules on July 25, 2016 regarding state authorization of distance education, correspondence and foreign programs. These proposed rules require distance education programs to be authorized in every state and/or participate in a state authorization reciprocity agreement. In 2015, Capella University became an institutional member of SARA (see below), which we believe will meet the Department’s new definition of “state authorization reciprocity agreement.” Included in the proposed rules are a number of general and individualized disclosures for prospects and learners including how programs are authorized, complaint processes, adverse actions by state and accrediting agencies, and prerequisites for licensure or certification for certain programs. The Company filed comments on the proposed rule, which were due by August 24, 2016.

On October 20, 2015, the Department of Education announced its intention to establish a negotiated rulemaking committee to prepare regulations that determine which acts or omissions of an institution of higher education a borrower may assert as a defense to repayment of a Title IV loan, and the consequences of such borrower defenses for borrowers, institutions and the Department. Negotiations ended in March 2016 without consensus. On June 16, 2016 the Department of Education released an NPRM with proposed changes to its regulations on borrower defenses to the repayment of federal student loans, general standards of financial responsibility, false loan certifications discharges, closed school discharges, and repayment plans. The Company filed comments on the proposed rule, which were due by August 1, 2016, and the Department of Education has indicated its interest in publishing a final rule before November 1, 2016, with rules effective July 2017. The proposed rules are broad and provide additional powers and remedies to the Department and additional rights to aggrieved borrowers. The proposed rules regarding borrower defense claims give broad discretion to the Department, for example to determine that a school has committed a breach of contract or substantial misrepresentation warranting discharge of the student’s loan amounts, to allow group claims, and when to seek reimbursement from the school upon loan discharge. The proposed rules also expand the general standards of financial responsibility to include certain events that would require a school to provide the Department of Education with an irrevocable letter of credit, with such events including state, federal, and private actions, unspecified dropout rates, unspecified fluctuations in Title IV funding, and actions by the school’s accreditor. The proposed rules provide that such triggers also would require disclosure of the required letter of credit to learners and prospective learners. Because the rules allow for wide discretion for the Department, and they are not in final form, we cannot predict the impact, risks or costs which may result from the final rule.

•
State Authorization Reciprocity Agreement (SARA). SARA is a nationwide state regulatory initiative intended to make distance education courses more accessible to learners across state lines and make it easier for states to regulate and institutions to participate in interstate distance education. On January 27, 2015, Minnesota joined

SARA, and on March 6, 2015, Capella University was approved as an institutional participant in SARA. There are currently 43 SARA member states.

•
Minnesota Office of Higher Education (MOHE). Capella is registered as a private institution with the MOHE pursuant to Minnesota Statute sections 136A.61-131A.71 as required for most post-secondary private institutions that grant degrees at the associate level or above in Minnesota, and as required by the Higher Education Act to participate in Title IV programs. MOHE is the designated “portal agency” that oversees institutions headquartered in Minnesota that participate in SARA. As the portal agency, MOHE’s responsibilities include coordinating SARA matters for Minnesota and acting as the principal point of contact for resolution of student complaints. On October 13, 2016, Capella received a request for information from MOHE related to its doctoral programs and complaints filed by doctoral students. According to the request, MOHE is completing program reviews of all online doctoral programs for institutions registered in Minnesota in an effort to better understand the context, background, and issues related to doctoral student complaints. We have successfully worked with MOHE to resolve questions and complaints in the past and expect to continue to work proactively with MOHE to respond to this review.

•
Program Participation Agreement. The Department of Education approved Capella University's Program Participation Agreement (PPA) in August 2014. Capella University is fully certified by the Department of Education to participate in Title IV programs through June 30, 2020.

•
Student Loan Cohort Default Rates. To remain eligible to participate in Title IV programs, an educational institution's student loan cohort default rates must remain below certain specified levels. Under current regulations, an educational institution will lose its eligibility to participate in Title IV programs if its three-year measuring period student loan cohort default rate equals or exceeds 30% for three consecutive cohort years, or 40% for any given year. Capella University's three-year cohort default rates for the 2013 and 2012 cohorts are 6.5% and 8.9%, respectively. The decrease is in part due to our learner success initiatives and our efforts to help our learners make informed financial decisions both during and after the time they are at Capella, including educating learners about repayment options. The average cohort default rates for proprietary institutions nationally were 15.0% and 15.8%, in fiscal years 2013 and 2012, respectively.

•
Higher Learning Commission. The Higher Learning Commission, Capella University’s accrediting body, is continuously developing new standards and approval processes under which it evaluates programs and institutions. Consistent with that approach, the Higher Learning Commission recently announced policy changes which include giving the Commission more discretion to designate institutions to be in "Financial Distress” or under "Government Investigation;” these designations could impact future accreditation status. The Company filed comments to the proposed policy changes on August 1. On August 31, 2016, the Commission adopted the policy changes with minor revisions, leaving in place broad provisions which enable the Commission to designate institutions as in "Financial Distress" or under "Governmental Investigation." While the Company believes its strong reputation and compliance record will continue to place it in favorable standing under the new policy, there is sufficient breadth and discretion within the policy such that government investigation, litigation, as well as financial or other circumstances could result in an impact to our business from the application of the policies.

Critical Accounting Policies and Use of Estimates
Our critical accounting policies are disclosed in our 2015 Annual Report on Form 10-K. The only change to our critical accounting policies during the nine months ended September 30, 2016 was to our revenue recognition accounting policy. Specifically, beginning in fiscal year 2016, we record revenue for learners who drop all courses or withdraw from the University with an unpaid tuition balance at the time of cash collection. This change is consistent with the Company's belief that such unpaid balances do not meet the threshold of reasonable collectability which must be met in order to recognize revenue. During the period in which a learner drops all courses or withdraws from the University prior to finalizing coursework, no additional revenue will be recognized until payment is received from the learner. This change did not have a material impact on our revenues or results of operations in the current period, and is not expected to have a material impact on revenues or results of operations in subsequent periods.

Analysis of Results of Operations - Consolidated
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the three months ended September 30, 2016:

	Three Months Ended September 30,
	(Unaudited)		$ Change	% Change	% of Revenue
$ in thousands	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
Revenues	$105,909	$100,134	$5,775	5.8%	100.0%	100.0%	0.0%
Costs and expenses:
Instructional costs and services	47,656	46,539	1,117	2.4	45.0	46.5	(1.5)
Marketing and promotional	25,338	24,604	734	3.0	23.9	24.6	(0.7)
Admissions advisory	7,408	7,141	267	3.7	7.0	7.1	(0.1)
General and administrative	10,159	7,719	2,440	31.6	9.6	7.7	1.9
Total costs and expenses	90,561	86,003	4,558	5.3	85.5	85.9	(0.4)
Operating income	15,348	14,131	1,217	8.6	14.5	14.1	0.4
Other income (expense), net	46	(5)	51	(1,020.0)	—	—	—
Income from continuing operations before income taxes	15,394	14,126	1,268	9.0	14.5	14.1	0.4
Income tax expense	5,807	5,324	483	9.1	5.5	5.3	0.2
Effective tax rate	37.7%	37.7%
Income from continuing operations	$9,587	$8,802	$785	8.9%	9.1%	8.8%	0.3%
Income (loss) from discontinued operations, net of tax	2,963	(630)	3,593	(570.3)	2.8	(0.6)	3.4
Net income	$12,550	$8,172	$4,378	53.6%	11.8%	8.2%	3.6%

	September 30,
Enrollment by Degree(a):	2016	2015	% Change
Doctoral	9,257	9,559	(3.2)%
Master's	17,761	16,807	5.7%
Bachelor's	9,644	9,361	3.0%
Other	1,046	956	9.4%
Total	37,708	36,683	2.8%

(a) Enrollment as of September 30, 2016 and 2015 is the enrollment as of the last day of classes for the quarter ended September 30, 2016 and 2015, respectively.

Revenues. The increase in revenues compared to the same quarter in the prior year was primarily related to Capella University total enrollment growth of 2.8 percent in 2016, weighted average tuition price increases of approximately two percent, which were implemented in July 2016, additional revenues arising from fees for course resources available to learners, and quarterly revenues generated from the Hackbright and DevMountain businesses, which were acquired during the second quarter of 2016. These increases were partially offset by a larger proportion of master's and bachelor's learners who generate less revenue per learner than our doctoral learners, the change in revenue recognition policy related to learners who drop all courses or withdraw from the University with an unpaid tuition balance, and an increase in discounts and grants to support our initiatives to improve learner success and drive persistence.
Instructional costs and services expenses. Instructional costs and services expenses increased compared to the same quarter in the prior year primarily as a result of operating expenses from Hackbright and DevMountain now included in quarterly results and increased course material expenses for additional learner resources. Instructional costs and services expenses decreased as a percent of revenue, primarily as a result of decreased bad debt expense and lower employee related expenses as a result of open positions.
Marketing and promotional expenses. Marketing and promotional expenses increased compared to the same quarter in the prior year primarily driven by operating expenses from Hackbright and DevMountain now included in quarterly results, and investments in our CLS business to bring new products to market. As a percent of revenue, marketing and promotional expenses decreased as a result of efficiencies gained in our marketing efforts through utilization of a more balanced approach as we continue to optimize our relationship-based and brand marketing model.

Admissions advisory expenses. Admissions advisory expenses increased compared to the same quarter in the prior year primarily due to increased enrollment services and admissions staffing to drive higher Capella University inquiry conversion and enrollment growth. As a percent of revenue, admissions advisory expenses decreased as a result of lower depreciation expense related to assets that were fully depreciated in the prior year.
General and administrative expenses. General and administrative expenses, and general and administrative expenses as a percent of revenue, increased compared to the same quarter in the prior year primarily due to increased incentive compensation expense, and operating expenses from Hackbright and DevMountain now included in quarterly results. The overall increase was partially offset by lower share-based compensation expense.
Other income (expense), net. Other income (expense) is primarily comprised of interest income earned on cash equivalents and marketable securities and management fees related to our limited partnership investments.

Income tax expense. Our effective tax rate for the three months ended September 30, 2016 was consistent with our effective tax rate for the three months ended September 30, 2015.

Income (loss) from discontinued operations, net of tax. Income from discontinued operations, net of tax, for the three months ended September 30, 2016 is primarily attributable to the gain recognized on the sale of Arden University of $4.3 million in the third quarter of 2016, partially offset by the net losses arising from the operation of Arden University through the date of sale. Loss from discontinued operations, net of tax, for the three months ended September 30, 2015 is comprised of the net losses arising from the operation of Arden University in the prior year quarter. Beginning in the first quarter of 2016 and through the date of sale of the business, the assets and liabilities of Arden University were considered to be held for sale, and the business was presented as discontinued operations within the financial statements and footnotes.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the nine months ended September 30, 2016:

	Nine Months Ended September 30,
	(Unaudited)		$ Change	% Change	% of Revenue
$ in thousands	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
Revenues	$318,082	$310,419	$7,663	2.5%	100.0%	100.0%	0.0%
Costs and expenses:
Instructional costs and services	138,469	137,308	1,161	0.8	43.5	44.2	(0.7)
Marketing and promotional	76,140	75,658	482	0.6	23.9	24.4	(0.5)
Admissions advisory	22,116	21,210	906	4.3	7.0	6.8	0.2
General and administrative	31,410	26,444	4,966	18.8	9.9	8.5	1.4
Total costs and expenses	268,135	260,620	7,515	2.9	84.3	84.0	0.3
Operating income	49,947	49,799	148	0.3	15.7	16.0	(0.3)
Other income (expense), net	79	(28)	107	(382.1)	—	—	—
Income from continuing operations before income taxes	50,026	49,771	255	0.5	15.7	16.0	(0.3)
Income tax expense	19,089	18,834	255	1.4	6.0	6.1	(0.1)
Effective tax rate	38.2%	37.8%
Income from continuing operations	$30,937	$30,937	$—	—%	9.7%	10.0%	(0.3)%
Income (loss) from discontinued operations, net of tax	606	(2,397)	3,003	(125.3)	0.2	(0.8)	1.0
Net income	$31,543	$28,540	$3,003	10.5%	9.9%	9.2%	0.7%

	September 30,
Enrollment by Degree(a):	2016	2015	% Change
Doctoral	9,257	9,559	(3.2)%
Master's	17,761	16,807	5.7%
Bachelor's	9,644	9,361	3.0%
Other	1,046	956	9.4%
Total	37,708	36,683	2.8%

(a) Enrollment as of September 30, 2016 and 2015 is the enrollment as of the last day of classes for the quarter ended September 30, 2016 and 2015, respectively. Quarterly average total Capella University enrollment increases were 2.6% and 4.4% for the nine month periods ended September 30, 2016 and 2015, respectively.

Revenues. The increase in revenues compared to the same period in the prior year was primarily related to Capella University quarterly average total enrollment growth of 2.6 percent in 2016, weighted average tuition price increases of approximately two percent, which were implemented in July 2016, additional revenues arising from fees for course resources available to learners, and year-to-date revenues generated from the Hackbright and DevMountain businesses, which were acquired during the second quarter of 2016. These increases were partially offset by a larger proportion of master's and bachelor's learners who generate less revenue per learner than our doctoral learners, the change in revenue recognition policy related to learners who drop all courses or withdraw from the University with an unpaid tuition balance, and an increase in discounts and grants to support our initiatives to improve learner success and drive persistence.
Instructional costs and services expenses. Instructional costs and services expenses increased compared to the same period in the prior year primarily as a result of operating expenses from Hackbright and DevMountain now included in year-to-date results and increased course material expenses for additional learner resources. Instructional costs and services expenses as a percent of revenue decreased primarily as a result of decreased bad debt expense and lower employee related expenses as a result of open positions.
Marketing and promotional expenses. Marketing and promotional expenses increased compared to the same period in the prior year primarily attributable to additional employee expenses as a result of increased Capella University staffing levels to support new marketing initiatives, operating expenses from Hackbright and DevMountain now included in year-to-date results, and investments in our CLS business to bring new products to market. As a percent of revenue, marketing and promotional expenses decreased as a result of efficiencies gained in our marketing efforts through utilization of a more balanced approach as we continue to optimize our relationship-based and brand marketing model.
Admissions advisory expenses. Admissions advisory expenses, and admission advisory expenses as a percent of revenue, increased compared to the same period in the prior year primarily as a result of increased employee expenses driven by increased enrollment services and admissions staffing levels to support Capella University enrollment growth.
General and administrative expenses. General and administrative expenses, and general and administrative expenses as a percent of revenue, increased compared to the same period in the prior year primarily due to increased incentive compensation expense, acquisition related costs of $1.4 million, as well as operating expenses from Hackbright and DevMountain now included in year-to-date results. The overall increase was partially offset by lower share-based compensation expense.
Other income (expense), net. Other income (expense) is primarily comprised of interest income earned on cash equivalents and marketable securities and management fees related to our limited partnership investments.

Income tax expense. Our effective tax rate for the nine months ended September 30, 2016 increased compared to the same period in the prior year primarily as a result of non-deductible transaction costs related to the Hackbright acquisition.

Income (loss) from discontinued operations, net of tax. Income from discontinued operations, net of tax, for the nine months ended September 30, 2016 is primarily attributable to the gain recognized on the sale of Arden University of $4.3 million in the third quarter of 2016, partially offset by the net losses arising from the operation of Arden University through the date of sale. Loss from discontinued operations, net of tax, for the nine months ended September 30, 2015 is comprised of the net losses arising from the operation of Arden University in the prior year period. Beginning in the first quarter of 2016 and through the date of sale of the business, the assets and liabilities of Arden University were considered to be held for sale, and the business was presented as discontinued operations within the financial statements and footnotes.

Analysis of Results of Operations by Reportable Segment

The following selected financial data illustrates our revenues and operating results by reportable segment for the three and nine months ended September 30, 2016:

	Three Months Ended September 30,				Nine Months Ended September 30,
	(Unaudited)		$ Change	% Change	(Unaudited)		$ Change	% Change
$ in thousands	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
Revenues
Post-Secondary	$103,488	$100,100	$3,388	3.4%	$314,704	$309,856	$4,848	1.6%
Job-Ready Skills	2,421	34	2,387	7,020.6	3,378	563	2,815	500.0
Consolidated revenues	105,909	100,134	5,775	5.8	318,082	310,419	7,663	2.5
Operating income (loss)
Post-Secondary	$16,970	$14,781	$2,189	14.8%	$56,254	$50,958	$5,296	10.4%
Job-Ready Skills	(1,622)	(650)	(972)	149.5	(6,307)	(1,159)	(5,148)	444.2
Consolidated operating income	15,348	14,131	1,217	8.6	49,947	49,799	148	0.3
Other income (expense), net	46	(5)	51	(1,020)	79	(28)	107	(382.1)
Income from continuing operations before income taxes	$15,394	$14,126	$1,268	9.0%	$50,026	$49,771	$255	0.5%

Post-Secondary. Post-Secondary segment revenues increased $3.4 million, or 3.4 percent, and $4.8 million, or 1.6 percent, during the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, respectively. The increase in revenues was primarily attributable to Capella University end of period total enrollment growth of 2.8 percent and quarterly average total enrollment growth of 2.6 percent. Additionally, Capella University weighted average tuition price increases of approximately two percent, which were implemented in July 2016, as well as continued growth in our FlexPath programs, contributed to the quarterly and annual increases in Post-Secondary segment revenues. The overall increase in Post-Secondary revenues was partially offset by a larger proportion of master's and bachelor's learners enrolled in our post-secondary, degree granting programs at Capella University who generate less revenue per learner than our doctoral learners, along with the change in revenue recognition policy related to learners who drop all courses or withdraw from the University with an unpaid tuition balance.

For the three and nine months ended September 30, 2016, operating income for the Post-Secondary segment increased by $2.2 million, or 14.8 percent, and $5.3 million, or 10.4 percent, respectively, compared to the three and nine months ended September 30, 2015. The increase in segment operating income was primarily attributable to an increase in Capella University revenues arising from total enrollment growth and tuition price increases, partially offset by an overall increase in Capella University operating expenses mostly attributable to an increase in general and administrative expenses which was driven by increased incentive compensation expense.

Job-Ready Skills. Job-Ready Skills segment revenues increased $2.4 million and $2.8 million during the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, respectively. The increase in revenues during the three and nine months ended September 30, 2016 is primarily attributable to incremental revenues generated from the operations of Hackbright and DevMountain, which were both acquired during the second quarter of 2016.

For the three and nine months ended September 30, 2016, operating loss for the Job-Ready Skills segment increased by $1.0 million and $5.1 million, respectively, compared to the three and nine months ended September 30, 2015. The increase in operating loss is primarily attributable to transaction costs of $1.4 million incurred during the second quarter of 2016 in connection with the acquisitions of Hackbright and DevMountain, incremental operating expenses related to the day-to-day operations of these newly acquired businesses which were not incurred in the prior year periods, and increased instructional costs and services and marketing and promotional expenses at CLS as the business continues to enhance its non-degree, high-demand, job-ready skills training solutions and services. The overall increase in Job-Ready Skills segment operating loss was partially offset by the incremental revenues generated from the operations of Hackbright and DevMountain during the three and nine months ended September 30, 2016.

Liquidity and Capital Resources

Liquidity

We financed our operating activities and capital expenditures during the nine months ended September 30, 2016 and 2015 primarily through cash provided by operating activities. Our cash and cash equivalents were $95.7 million and $86.1 million at September 30, 2016 and December 31, 2015, respectively. Our cash and cash equivalents increased primarily due to cash provided by operating activities, including lease incentives paid to the Company in cash as part of our amended lease agreement, as well as cash proceeds received from the sale of Arden University, partially offset by cash used in investing activities for the acquisitions of Hackbright and DevMountain in the second quarter of 2016 and cash used in financing activities for repurchases of common stock and the payment of dividends.

On December 18, 2015, the Company entered into a secured revolving credit facility (the Facility) with Bank of America, N.A., and certain other lenders. The Facility provides the Company with a committed $100.0 million of borrowing capacity with an increase option of an additional $50.0 million. The Company's obligations under the Facility are guaranteed by all existing material domestic subsidiaries and secured by substantially all assets of the Company and such subsidiaries. The Facility expires on December 18, 2020. As of September 30, 2016 and December 31, 2015, there were no borrowings under the credit facility, and the Company was in compliance with all debt covenants.

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

On February 8, 2016, the Company’s Board of Directors approved a plan to divest Arden University. On August 18, 2016, the Company completed the sale of 100% of the share capital of Arden University for a sale price of £15.0 million, of which £11.5 million ($13.9 million net of acquisition-related fees) was paid in cash at closing, with an additional £1.0 million to be paid November 15, 2016, and the remaining amount of £2.5 million plus accrued interest at 7.5% to be paid on February 18, 2017.

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

Operating Activities
Net cash provided by operating activities from continuing operations was $76.8 million and $51.2 million for the nine months ended September 30, 2016 and 2015, respectively. The increase was primarily due to $13.6 million in lease incentives paid to the Company in cash as part of our amended lease agreement entered into during the third quarter of 2016 as well as changes in operating assets and liabilities, including an increase in deferred revenue.

Investing Activities
Net cash used in investing activities from continuing operations was $46.5 million and $17.8 million for the nine months ended September 30, 2016 and 2015, respectively. In the current year, net cash used in investing activities consisted of cash paid for the acquisitions of Hackbright and DevMountain of $32.1 million, purchases of marketable securities, capital expenditures related to investments in property and equipment, and investments in partnerships, partially offset by maturities of marketable securities. Net purchases and maturities of marketable securities resulted in cash inflows of $3.8 million during the nine months ended September 30, 2016 and cash outflows of $1.1 million during the nine months ended September 30, 2015. During the nine months ended September 30, 2016, the Company made investments in limited partnerships totaling $3.6 million.

We believe the credit quality and liquidity of our investment portfolio as of September 30, 2016 is strong. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply/demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity. But even with this approach, we may incur investment losses as a result of unusual and unpredictable market developments, and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Capital expenditures were $14.7 million and $16.2 million for the nine months ended September 30, 2016 and 2015, respectively, which primarily consisted of investments in foundational infrastructure, the development and refinement of courses, and marketing infrastructure to enhance efficiencies and analytics capabilities.

We lease all of our facilities. We expect to make future payments on existing leases from cash generated from operations.

Financing Activities
Net cash used in financing activities from continuing operations was $33.6 million and $30.4 million for the nine months ended September 30, 2016 and 2015, respectively. Cash payments of dividends were $13.8 million and $13.6 million for the nine months ended September 30, 2016 and 2015, respectively. Additionally, in the first nine months of 2016, we used cash to repurchase $22.5 million of common stock under our share repurchase program compared to $18.5 million in the first nine months of 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk
The Company has no derivative financial instruments or derivative commodity instruments, and believes the risk related to cash equivalents and marketable securities is limited due to the adherence to our investment policy, which focuses on capital preservation and liquidity. In addition, all investments must have a minimum Standard & Poor’s rating of A minus (or equivalent) by at least one agency at the purchase date. All of the Company's cash equivalents and marketable securities were rated A or higher as of September 30, 2016 and December 31, 2015, by at least one rating agency. In addition, the Company utilizes money managers who conduct initial and ongoing credit analysis on our investment portfolio to monitor and minimize the potential impact of market risk associated with its cash, cash equivalents and marketable securities. Despite the investment risk mitigation strategies the Company employs, we may incur investment losses as a result of unusual and unpredictable market developments and may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. Unusual and unpredictable market developments may also create liquidity challenges for certain assets in the Company's investment portfolio.

Interest Rate Risk
The Company manages interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates, which are tied to various market indices. The Company's future investment income may fall short of expectations due to changes in interest rates or it may suffer losses in principal if it is forced to sell securities that have declined in market value due to changes in interest rates. At September 30, 2016, a 10% increase or decrease in interest rates would not have a material impact on the Company's future earnings, fair values, or cash flows.

Foreign Currency Exchange Risk
The Company uses the U.S. dollar as its reporting currency. The Company's foreign currency exchange risk is limited to volatility in exchange rate fluctuations between the U.S. dollars and British Pounds (GBP), which may have an impact on amounts that are ultimately received related to deferred cash payments owed to the Company as a result of the sale of Arden University.

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

Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of September 30, 2016, in ensuring that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended September 30, 2016, the Company repurchased $7.5 million of common stock under its share repurchase program.(1) Its remaining authorization for common stock repurchases was $33.5 million at September 30, 2016. The following presents the Company's share repurchases during the quarter ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
7/1/2016 to 7/31/2016	58,731	$56.01	58,731	$37,755,432
8/1/2016 to 8/31/2016	55,751	59.67	55,751	34,428,755
9/1/2016 to 9/30/2016	14,958	59.10	14,958	33,544,779
Total	129,440	57.94	129,440	33,544,779

(1)
The Company announced its current share repurchase program in July 2008. As of September 30, 2016, the Company's Board of Directors has authorized repurchases up to an aggregate amount of $335.7 million in value of common stock under the current program. The Board of Directors authorizes the Company to repurchase outstanding shares of common stock, from time to time, depending on market conditions and other considerations. There is no expiration date on the repurchase authorizations, and repurchases occur at the Company's discretion.

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
October 25, 2016
J. Kevin Gilligan Chief Executive Officer
(Principal Executive Officer)

/s/ Steven L. Polacek
October 25, 2016
Steven L. Polacek Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)