Form 10-K
period 2016-12-31
CAPELLA EDUCATION CO
filed 2017-02-22
CIK 1104349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year-ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $599.9 million.
The total number of shares of common stock outstanding as of February 15, 2017, was 11,545,029.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2016 fiscal year) are incorporated by reference into Part III of this Report.

CAPELLA EDUCATION COMPANY
FORM 10-K

PART I
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
Statements contained in this Annual Report on Form 10-K that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (the “SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to, statements regarding: proposed new programs; regulatory developments; future changes in government policy; projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” “seeks,” “target,” “goal,” “objective,” and similar expressions, as well as statements in future tense, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.
Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Item 1A—Risk Factors,” below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed in fiscal 2017.

Item 1.	Business

Overview
Capella Education Company (Capella or the Company) is an education services company that provides the most direct path between learning and employment through our online postsecondary education offerings and through programs to develop job-ready skills for high-demand markets. As of December 31, 2016, our wholly owned subsidiaries included the following:

Post-Secondary Segment

•
Capella University (the University) offers a variety of doctoral, master’s and bachelor’s programs, primarily for working adults, in the following markets: business and technology, education, nursing and health sciences, public service leadership, social and behavioral sciences, and undergraduate studies. We focus on master's and doctoral degrees, with 71% of our learners enrolled in a master’s or doctoral degree program. Our academic offerings are built with competency-based curricula and designed to demonstrate competencies through real-world, authentic assessments delivered in an online format that is both convenient and flexible. We design our offerings to help working adult learners develop specific competencies they can employ in their workplace. We actively support and engage with our learners throughout their programs to enhance their prospects for successful program completion. We believe the relevance of our programs, combined with a focus on working adult professionals and offering the most direct path to learners' professional and academic goals, sets Capella University apart in the education space. At December 31, 2016, we offered over 1,940 online courses and 53 academic programs with 153 specializations to nearly 38,000 learners.

•
Sophia Learning, LLC (Sophia) is an innovative learning company which leverages technology to support self-paced learning, including courses eligible for transfer into credit at over 2,000 colleges and universities.

Job-Ready Skills Segment

•
Capella Learning Solutions, LLC (CLS) provides online non-degree, high-demand, job-ready skills, training solutions and services to individuals and corporate partners, primarily through RightSkill. RightSkill provides job seekers with unique learning experiences that prepare them for in-demand careers while partnering with employers who are looking for verified, job-ready candidates.

•
Hackbright Academy, Inc. (Hackbright) is a leading software engineering school for women with a mission to close the gender gap in the high-demand software engineering space. Hackbright’s primary offering is an intensive 12-week accelerated software development program for women, together with placement services and coaching. This program is a live, in-person educational experience held in Hackbright’s San Francisco classroom. Hackbright partners with employers to facilitate alumnae transition from program completion into the workplace.

•
DevMountain, LLC (DevMountain) is a leading software development school with a mission to be the most impactful coding school in the country by offering affordable, high-quality, leading-edge software coding education. DevMountain primarily offers Web Development, iOS Development, and UX Design programs in a 12-week immersive experience. Learners engage in DevMountain courses in-person at DevMountain’s classrooms in Provo and Salt Lake City, Utah, as well as in DevMountain’s new Dallas, Texas location.

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

We believe we have the right operating strategies in place to provide the most direct path between learning and employment for our learners. We focus on innovation to continually differentiate ourselves in our markets and drive growth by supporting learner success, producing affordable degrees, optimizing our comprehensive marketing strategy, serving a broader set of our learners' professional needs, and establishing new growth platforms. Technology and the talent of our faculty and employees enable these strategies. We believe these strategies and enablers will allow us to continue to deliver high quality, affordable education, resulting in continued growth over the long-term. We will continue to invest in these enablers to strengthen the foundation and future of our business.

Our History
We were founded in 1991 as a Minnesota corporation. In 1993, we established our wholly owned Capella University subsidiary, then named The Graduate School of America, to offer doctoral and master’s degrees through distance learning programs in management, education, human services and interdisciplinary studies. In 1995, we launched our online format for delivery of our doctoral and master’s degree programs over the Internet. Through our early entry into online education, we gained extensive experience in the delivery of effective online programs. In 1997, our university subsidiary received accreditation from the North Central Association of Colleges and Schools (later renamed The Higher Learning Commission, or HLC). In 1998, we expanded our original portfolio of academic programs by introducing doctoral and master’s degrees in psychology and a master of business administration degree. In 1999, to expand the reach of our brand in anticipation of moving into the bachelor’s degree market, we changed our name to Capella Education Company and the name of our university to Capella University. In 2000, we introduced our bachelor’s degree completion program in information technology, which provided instruction for the last two years of a four-year bachelor’s degree. In 2004, we expanded our addressable market through the introduction of our four-year bachelor’s degree programs in business and information technology. In November 2006, we completed an initial public offering of our common stock and in May 2007, we completed a follow-on offering of our common stock.

Over the past several years, we introduced numerous new programs and specializations across all of our post-secondary education markets, including the launch of doctoral, master’s and bachelor’s level programs. In 2010, we formed a joint venture with Sophia, an online social teaching and learning platform, in which we were the majority owner. On April 16, 2012, we acquired the remaining interest in Sophia and it became a wholly owned subsidiary. In 2011, we acquired Arden University, an independent provider of distance learning. In 2013, the Company introduced the first set of offerings of CLS, which consisted of online training solutions and services to corporate partners. Also in 2013, the Company began offering its FlexPath direct assessment degree delivery program, which was the first direct assessment program to be approved by the Higher Learning Commission and the Department of Education for Title IV eligibility at the Bachelor's and Master's level in the U.S. In 2014, the Department of Education approved the Company's use of non-term based FlexPath offerings for Title IV eligibility. In January 2015, Capella University launched a new School of Nursing and Health Sciences, further demonstrating the Company's commitment to providing competency-based education in nursing and health care.

In our Job-Ready Skills segment, CLS began to expand its offerings to include non-degree, high-demand, job-ready training solutions and services to individuals and corporate partners in late 2015. In April 2016, the Company acquired Hackbright Academy, Inc., a software engineering school for women headquartered in San Francisco, and in May 2016, the Company acquired DevMountain, LLC, a coding school based in Provo, Utah. In August 2016, the Company completed the divestiture of Arden University. Refer to Footnote 3 - Discontinued Operations, and Footnote 14 - Acquisitions, for additional information pertaining to the divestiture of Arden University and the acquisitions of Hackbright and DevMountain. In December 2016, we launched a name for our traditional credit hour learning format - GuidedPath. Naming our original online format articulates Capella University’s differentiation, highlights differences between our credit hour and FlexPath offerings, and reduces complexity within prospects’ and learners’ experience, which will help us continue to grow both our GuidedPath and FlexPath programs.

Segments
The primary driver of our performance today remains Capella University within the Post-Secondary segment. We expanded our Job-Ready Skills offerings in 2016 with the acquisitions of Hackbright and DevMountain and the introduction of our RightSkill partnership with CareerBuilder. The Job-Ready Skills segment is currently a relatively small portion of our overall portfolio, but over the long-term, we believe it will drive accelerated growth for the Company as a whole. Our goal is to develop a leadership position in equipping the 21st century workforce with job-ready skills that employers of today are expecting from their employees.

We are focused on executing our strategy of providing the most direct path between learning and employment across our portfolio. The most direct path means there is no wasted time, effort or money in obtaining a post-secondary degree or job-ready 21st century skill that are in high demand by employers. We believe our most direct path innovations will position us to drive growth by expanding our addressable market, creating new sources of revenue, and better positioning us to deliver differentiated value to both consumers and employers.

Refer to Footnote 18 - Segment Reporting - within the footnotes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for revenue and operating income (loss) information by reportable segment for each of the years ended December 31, 2016, 2015, and 2014.

Given the Company’s recent entry to the Job-Ready Skills market, the extended business discussion which follows focuses primarily upon the Post-Secondary education market.

Market
The U.S. market for postsecondary education is large and highly fragmented. According to the National Center for Education Statistics (NCES) Digest of Education Statistics, released in December 2016, the total number of postsecondary learners enrolled as of the fall of 2014 was 20.2 million, reflecting a 4 percent decrease from record enrollment in the fall of 2010. Postsecondary enrollment is expected to set new records between 2018 and 2025, with estimated enrollment growth of 15 percent by 2025. We believe the forecasted growth in postsecondary enrollment is a result of many factors including the significant and measurable personal income premium that is attributable to postsecondary education, and an increase in demand by employers for professional and highly skilled workers.

According to the U.S. Census Bureau’s 2015 American Community Survey five-year estimates, 61.1% of adults (persons 25 years of age or older) do not possess a postsecondary degree. Of the 20.2 million postsecondary learners enrolled as of the fall of 2014, the NCES estimated that 8.2 million were adults, representing approximately 41% of total enrollment. We expect adults will continue to represent a large segment of the postsecondary education market as they seek additional education to secure better jobs, or to remain competitive or advance in their current or prospective careers.

In 2015, Eduventures, Inc., an education consulting and research firm, published a report projecting growth in online degrees through 2017 in the low single digit percent range, with growth beginning to accelerate again in 2018, driven in large part by increased adult participation in higher education.

We believe the addressable market for job-ready skills is significant, since millions of people employed in the U.S. will need upskilling at some time in the future to keep up with our 21st-century economy. For example, the U.S. Bureau of Labor Statistics estimates that 1.4 million positions in computing will exist by the year 2020, and that with an estimated 0.4 million computer science graduates, approximately 1.0 million jobs will go unfilled.

Competition
The postsecondary education market is highly competitive, with no private or public institution holding a significant market share. We compete primarily with public and private degree-granting regionally accredited colleges and universities. Our competitors include both traditional and proprietary colleges and universities offering online programs, such as Ashford University, Colorado Technical University, Grand Canyon University, Kaplan University, Liberty University, Southern New Hampshire University, Strayer University, University of Phoenix, Walden University, and Western Governors University. Traditional colleges and universities increasingly offer a variety of distance education alternatives to professional adults. Competition from traditional colleges and universities is expected to increase as they expand their online offerings.

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

Our Competitive Strengths
Our commitment to academic quality is a tenet of our culture, and we believe a competitive strength across our portfolio. In addition, we challenge ourselves to innovate and explore opportunities that leverage our brand reputation, educational capabilities, and analytics expertise to increase affordability, speed to competency, flexibility, and alignment with employer needs, leading to stronger demand potential and long-term growth opportunities.

The following discussion of competitive strengths is focused on Capella University since this is the largest portion of our business today. We believe Capella University’s competitive strengths are as follows:

Commitment to Academic Quality and Compliance. We are committed to providing our learners with a rewarding and challenging academic experience. Our commitment to academic quality is a tenet of our culture, and we believe that quality is an important consideration to learners who choose Capella University. Having originated as an institution exclusively focused on graduate education, we have historically promoted an educational experience based on high academic standards. We continue to apply this approach as we have expanded both our graduate and undergraduate programs. Today, we believe that our commitment to academic quality is reflected in our curricula and assessment model, faculty, learner support services and academic oversight processes. The impact of this commitment is evidenced by the satisfaction of our learners both during their educational experience and their career success following graduation. Data included in national surveys such as Priorities Survey for Online Learners indicate high learner satisfaction for Capella University learners relative to learners in online programs at other institutions.

Consistent with our approach to academic quality, Capella University is committed to complying with all applicable local, state and federal requirements. The Company continually monitors Department of Education guidance, invests in regular staff training and performs periodic reviews of policies and procedures to maintain compliance with federal regulations. In addition, the Company's Risk Advisory and Assurance team performs regular process testing, and a cross-organizational Compliance Committee chaired by our General Counsel promotes an organizational culture committed to integrity, ethical conduct and compliance. Capella’s commitment to regulatory compliance is evident through the results of our internal self-audit testing as well as our annual Title IV compliance audits.

Deep Competency-Based Education Infrastructure. Capella University's academic programs have been distinctively designed for online delivery. For more than 10 years, we have integrated and continually invested in a competency-based learning approach throughout our university. As a result, we are able to map our curriculum to external academic and professional standards for all of our degree programs and more fully support students as they progress through their program. Competency-based learning is comprised of three main elements:

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

Every assessment associated with Capella University’s courses is meaningful and purposeful because the assessments focus on competencies aligned to external academic and professional standards. Learning activities are designed to give learners the relevant information and practice they need to develop the capabilities they can use immediately in their career.

Our competency-based curriculum and course design offers flexibility while promoting a high level of interaction with other learners and faculty members. Complementing the curriculum and course design is a comprehensive infrastructure that enables extensive predictive and actionable analytics capabilities. These analytics are leveraged to develop and implement learner success, course, curriculum, and process improvements as well as to develop new learning models. Such improved learning models include our FlexPath option, which offers the potential to significantly reduce the cost of a degree, accelerate the time required for degree completion, and better align learning to the needs of employers and society. Traditional degree programs, such as our GuidedPath programs, are constructed around credit hours that set a specific schedule to complete the coursework. In the FlexPath model, learners’ demonstration of competencies are directly assessed by faculty when the learner submits an assessment. FlexPath learners set their own deadlines, demonstrate competencies via authentic assessment, and move through courses at their own speed, giving them an opportunity to accelerate or slow down to meet their learning needs and schedule demands.

Extensive Learner Support Services. We are committed to providing high quality, responsive and convenient learner support services. Capella University support services include: academic services, such as advising, writing, tutoring and research support; administrative services, such as online class registration and transcript requests; library services; financial aid counseling; and career counseling. Increasingly, we are leveraging analytics to create processes to proactively reach out to learners and to create personalized experiences. Our effective use of analytics capabilities is reflected in our early cohort persistence improvements and continued high learner satisfaction.

Focus on Innovation. The education market is undergoing significant changes to address national challenges including the affordability of higher education and meeting the skill requirements of employers. Capella's focus on regulatory compliance, our reputation as a quality institution, extensive information technology infrastructure and analytics capabilities, and a culture of helping our learners to succeed has uniquely positioned Capella for innovation. The introduction of the FlexPath program and the achievement of three consecutive years of total enrollment growth demonstrate our ability to innovate. Our goal is to continue to invest in developing new academic and business models and processes to drive excellence in executing our strategies to drive long-term sustainable growth and meet today’s educational challenges.

Our Operating Strategy
Our operating strategy is based on helping our learners succeed, which we believe will drive our financial results. To that end, we are pursuing the following operating strategies:

•	Focusing on learner success, including improving retention rates while maintaining high standards of academic quality and rigor,

•	Maintaining and improving upon our ability to offer affordable degrees, where learners receive a high return on their investment,

•	Expanding and optimizing our relationship-based marketing efforts and increasingly personalizing the prospective learner experience,

•	Further strengthening and expanding our product offering and the alignment of our offering with employer needs, and

•	Driving consumer adoption of new growth platforms such as FlexPath, RightSkill and our other Job-Ready Skills program offerings.

We are focused on the following operational priorities to deliver these strategies:

Competency-Based Curriculum and Authentic Assessment. Across our portfolio, we continue to refine and implement best practices for teaching and learning models and focus on learner success to improve completion rates and aligning the curriculum to employers' needs to drive career success. Our goal is to further strengthen our position as a recognized leader in high quality learning.

We are committed to delivering a superior academic, professionally aligned, real-world education to our learners. Capella University’s competency-based curriculum is designed for busy, experienced professionals who want to gain the relevant competencies to help advance their career. We seek to develop a deep understanding of the professions we serve and the competencies required of skilled professionals in these fields. This commitment guides the development of our competency based curricula, the recruitment of our faculty and staff, and the design of our support services. We continue to advance tools that provide learners, faculty, and staff with timely information and actionable interventions to improve learning outcomes. We use the results of internal assessments to develop an understanding of the specific needs and readiness of each individual learner at the start of a program. Through our competency-based curricula and transparent measurement of competency demonstrations through authentic assessment - that is, assessments which are real-world deliverables that blend professional and academic competencies and easily transfer to the workplace, we provide our learners the most direct path to a degree that signifies they have mastered the skills and knowledge needed to be successful in their careers.

Learner Success. We look for opportunities to improve our learners' educational experience and increase the likelihood of learners successfully completing their programs. Capella University learners tend to be working professionals with an average age of 39. Additionally, 71% of Capella University learners are pursuing graduate degrees to fulfill a strong desire to be at the forefront of their profession. Our programs surround these learners with a supportive, flexible, and engaging environment to help them achieve academic success. To foster that environment, we maintain a comprehensive focus on improving early cohort persistence, a personalized on-boarding experience for new learners, simplified administrative interactions, and continuous improvements in the quality and frequency of interaction between our learners and our faculty.

We believe our superior online experience and competency-based curriculum differentiates Capella University and provides the most direct path to goal achievement and professional credibility, enhancing learner satisfaction. We believe this approach will contribute to higher levels of engagement, persistence, brand advocacy and referrals. Additionally, we are building a long-term roadmap to maintain our ability to offer affordable degrees that lead to a compelling return on the learner’s investment and will ensure the Capella University brand remains competitively positioned. The effectiveness of our learner success initiatives is evidenced by the fact that, according to a 2016 Gallup research study, Capella University alumni are more likely to agree or strongly agree that Capella University was the perfect school for people like them at every degree level compared to the national benchmark. Effectiveness of learner success is further evidenced by that fact that Capella University has experienced improvements in early cohort persistence of 21 percent over a period of five years. Early cohort persistence measures the four-quarter weighted moving average new cohort persistence rate calculated from a learner's first quarter through the start of their fourth quarter of enrollment.

Relationship-Based Marketing. We continue to focus on building our brands and establishing our strong differentiation as a provider of high quality and professionally aligned educational offerings, both as an innovative online university and a leading provider of job-ready skills for the 21st century workforce. At Capella University, we continue to expand on this differentiation through a variety of initiatives, including creating brand recognition, optimizing marketing efforts, interacting with prospective learners earlier in the decision process, the use of analytics, and expanding strategic employer relationships. We will continue to leverage our data rich environment and analytical capabilities to drive greater marketing efficiencies, higher quality inquiries and improved conversion rates from prospective new learners. Our marketing strategy is designed to attain greater strategic control over our new enrollment growth and strengthen engagement with prospective as well and current learners and alumni, who can act as advocates for Capella University.

Innovation and Diversification. We seek to expand the addressable market by investing in innovation, learner success, academic infrastructure, and new business models. Our expansion in the Job-Ready Skills segment with new product offerings through CLS, Hackbright, and DevMountain demonstrate our ability to diversify and adapt to serve the needs of learners and employers in new markets, with new content, and across multiple delivery platforms. Yet our efforts to innovate and diversify are not restricted to the job-ready skills segment. Across both the Post-Secondary and Job-Ready Skills segments, we also seek to drive growth through a multifaceted strategy of enhancing existing program offerings and developing new and innovative programs.

At Capella University, our market and product teams focus on certain vertical markets as we strive to enhance our existing program offerings by continuously improving course design and technology, and obtaining specialized accreditation and additional state approval of programs leading to professional licensure and select endorsements. Within our current target markets, we seek to expand our program offerings. We challenge ourselves to innovate and explore opportunities that leverage our existing Capella University competency-based infrastructure, analytics, expertise, brand reputation, and educational capabilities to increase affordability, speed to competency, flexibility, and alignment with employer needs, leading to stronger demand potential and long-term growth opportunities. Through our focus on innovation we have developed new technologies, new learning and business models, and are entering new markets, which are essential ingredients for long-term growth. In 2013, Capella University offered its first courses in its Bachelor of Science (BS) and Masters programs under the FlexPath model, a direct assessment degree delivery program. Under the FlexPath model, degree programs are constructed around the direct assessment of demonstrated competencies in a self-paced structure. In 2014, we received approval to offer FlexPath in four additional programs. In September 2015, we received Higher Learning Commission approval to begin offering the Registered Nurse-to-Bachelor of Science in Nursing (RN-to-BSN) FlexPath program, and learners began enrolling in January 2016. In June 2016, the Department of Education approved the RN-to-BSN program for Title IV eligibility. We have received additional approvals by our accreditor for our Master's of Health Administration FlexPath program and the following business certificates: Business Intelligence, Business Management, Entrepreneurship, Management Consulting, and Health Administration, and we have requested approval from the Department of Education for these programs to be eligible to receive federal financial aid under Title IV.

Employees
As of December 31, 2016, the Company, through its wholly owned subsidiaries, employed 2,928 employees.

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

•
Faculty. We select our faculty based on their academic credentials as well as their teaching and practitioner experience. Our faculty members tend to be practitioners as well as scholars, bringing relevant, practical experience from their professional careers into the courseroom. As of December 31, 2016, approximately 85% of our faculty members have a doctoral degree. We invest in the professional development of our faculty members through required training in online teaching techniques as well as events and discussions designed to foster sharing of best practices and a commitment to academic quality. We also communicate clear expectations regarding the quality of faculty and learner interactions, and monitor achievement of those expectations.

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

Low learner to faculty ratio. Our GuidedPath credit bearing courses average about 17 learners per course, providing each learner the opportunity to interact directly with our faculty and to receive individualized feedback and attention. As a result of this low ratio, our instructors are better enabled to evaluate each learners' competency demonstration and provide rich feedback for improvement, which strengthens the academic quality of our programs.

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

Residency experience. Our residency programs, required for doctoral and certain master’s learners pursuing professional licensure, provides the opportunity to engage in face-to-face interaction with other learners and faculty. This creates a rich learning experience with relevant content to help prepare our learners for particular stages of their academic program. In addition, we offer residency to our psychology and counseling learners as a key component of their required learning experience.

Capella University Curricula
Our program offerings cover six markets: public service leadership, nursing and health sciences, social and behavioral sciences, business and technology, education and undergraduate studies. At December 31, 2016, Capella University offered 53 academic programs with 153 specializations within these markets:

Public Service Leadership
Doctor of Philosophy in Criminal Justice	Master of Science in Criminal Justice
Doctor of Philosophy in Emergency Management	Master of Science in Emergency Management
Doctor of Philosophy in Human Services	Master of Science in Human Services
Multidisciplinary Human Services	Gerontology
Nonprofit Management and Leadership	Multidisciplinary Human Services
Social and Community Services	Social and Community Services
Doctor of Emergency Management (DEM)	Master of Social Work (MSW)
Doctor of Public Administration (DPA)	Master of Social Work - Advanced Standing
General Public Administration
Doctor of Social Work (DSW)
Master of Public Administration (MPA)
General Public Administration
Nonprofit Management and Leadership
Public Policy and Governance
Nursing and Health Sciences
Doctor of Health Administration (DHA)	Master of Science in Nursing (MSN)
General Health Administration	Care Coordination
Health Care Leadership	Diabetes Nursing
Health Care Quality & Analytics	Nursing Education
Health Policy and Advocacy	Nursing Informatics
Doctor of Public Health (DrPH)	Nursing Leadership and Administration
Doctor of Nursing Practice (DNP)	RN-to-MSN Care Coordination
Master of Health Administration (MHA)	RN-to-MSN Diabetes Nursing
General Health Administration (FlexPath option available)	RN-to-MSN Nursing Education
Health Care Informatics	RN-to-MSN Nursing Informatics
Health Care Leadership	RN-to-MSN Nursing Leadership and Administration
Health Care Operations
Master of Public Health (MPH)
Social and Behavioral Sciences
Doctor of Philosophy in Advanced Studies in Human Behavior	Master of Science in Marriage and Family Counseling
General Advanced Studies in Human Behavior	General Marriage and Family Counseling
Doctor of Philosophy in Counselor Education and Supervision	Master of Science in Mental Health Counseling
General Counselor Education and Supervision	General Mental Health Counseling
Doctor of Philosophy in Psychology	Master of Science in Psychology
Addiction Psychology	Applied Behavior Analysis
Developmental Psychology	Child and Adolescent Development (FlexPath option available)
Educational Psychology	Educational Psychology (FlexPath option available)
General Psychology	Evaluation, Research, and Measurement
Industrial/Organizational Psychology	General Psychology (FlexPath option available)
Doctor of Psychology (PsyD)	Industrial/Organizational Psychology (FlexPath option available)
Clinical Psychology	Leadership Coaching Psychology
Doctor of Psychology (PsyD) in School Psychology	Sport Psychology (FlexPath option available)
Master of Science in Addiction Studies	Master of Science in School Counseling
Master of Science in Clinical Psychology	General School Counseling
Applied Research	Master of Science in Studies in Human Behavior
Clinical Counseling	General Studies in Human Behavior
Forensic
Sex Therapy

Business and Technology
Doctor of Business Administration (DBA)	Master of Science in Human Resources Management
Accounting	General Human Resource Management
Business Intelligence	Master of Science in Leadership
Finance	General Leadership
Global Operations and Supply Chain Management	Doctor of Information Technology (DIT)
Human Resource Management	General Information Technology
Information Technology Management	Information Assurance and Security
Leadership	Information Technology Education
Marketing	Project Management
Project Management	Doctor of Philosophy in Information Technology
Strategy and Innovation	General Information Technology
Doctor of Philosophy in Business Management	Information Assurance and Security
Accounting	Information Technology Education
Finance	Project Management
General Business Management	Master of Science in Analytics
Human Resource Management	Master of Science in Information Assurance and Security
Information Technology Management	Digital Forensics
Leadership	Network Defense
Project Management	Health Care Security
Management Education	Master of Science in Information Systems and Technology Mgmt.
Marketing	General Information Systems and Technology Management
Strategy and Innovation	(FlexPath option available)
Master of Business Administration (MBA)	Project Management (FlexPath option available)
General Business Administration (FlexPath option available)
Accounting (FlexPath option available)
Accounting CPA Pathway
Business Intelligence (FlexPath option available)
Entrepreneurship (FlexPath option available)
Finance
Global Operations and Supply Chain Management (FlexPath option available)
Health Care Management (FlexPath option available)
Human Resource Management (FlexPath option available)
Information Technology Management
Marketing
Project Management (FlexPath option available)
Undergraduate Studies
Bachelor of Science in Business	Bachelor of Science in Psychology
Accounting (FlexPath option available)	General Psychology (FlexPath option available)
Business Administration (FlexPath option available)	Bachelor of Science in Health Care Administration
Finance	Leadership
Health Care Management (FlexPath option available)	Bachelor of Science in Nursing (BSN)
Human Resource Management (FlexPath option available)
Management and Leadership (FlexPath option available)
Marketing
Project Management (FlexPath option available)
Bachelor of Science in Criminal Justice
Bachelor of Science in Information Technology
General Information Technology (FlexPath option available)
Health Information Technology
Information Assurance and Security (FlexPath option available)
Project Management (FlexPath option available)

Education
Doctor of Education (EdD)	Doctor of Philosophy in Education (PhD)
Adult Education	Curriculum and Instruction
Curriculum and Instruction	Instructional Design for Online Learning
Educational Leadership and Management	K-12 Studies in Education
Performance Improvement Leadership	Leadership in Educational Administration
Personalized and Competency-Based Instruction	Special Education Leadership
Reading and Literacy	Leadership for Higher Education
Teacher Leader in K-12 Studies	Nursing Education
Teacher Leader in Digital Transformation	Postsecondary and Adult Education
Education Specialist (EdS)	Professional Studies in Education
Curriculum and Instruction	Master of Science in Education Innovation and Technology
Leadership in Educational Administration	Competency-Based Instruction
Personalized and Competency-Based Instruction	General Educational Technology
Reading and Literacy	Instruction in the 1:1 Environment
Teacher Leader in K-12 Studies	Personalized Learning
Teacher Leader in Digital Transformation	Professional Growth and Development
Master of Science in Higher Education	Master of Education in Teaching and Learning
Adult Education
Higher Education Leadership and Administration
Integrative Studies
Master of Science in Education
Curriculum and Instruction
Early Childhood Education
English Language Learning and Teaching
K-12 Studies in Education
Leadership in Educational Administration
Reading and Literacy
Special Education Teaching
Instructional Design for Online Learning
Training and Performance Improvement

Capella University's GuidedPath credit hour courses are offered on a quarterly academic schedule, which generally coincides with calendar quarters. We offer new learners in most programs the flexibility to begin the first course in their program of study at the beginning of any month. These learners then enroll in subsequent courses on a regular quarterly course schedule. Depending on the program, learners generally enroll in one to two courses per quarter. Each course has a designated start date, and the majority of our courses last for ten weeks.

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

The primary exception to our online format is for doctoral learners and for certain master’s degree candidates pursuing professional licenses. These learners participate in periodic residencies, year-in-residencies, and supervised practica and internships as a complement to their courses. Residencies typically last from three to 42 days and are required, on average, once per year for learners in applicable programs. The supervised practica and internships vary in length based on the program in which the learner is enrolled.

We also offer certificate programs, which consist of a series of courses focused on a particular area of study, for learners who seek to enhance their skills and knowledge. Online certificate courses can be taken to prepare for a graduate degree program or on a stand-alone basis. The duration of our certificate programs ranges from two quarters to approximately two years.

In 2013, Capella University introduced FlexPath, a direct assessment degree delivery program. Under the FlexPath model, degree programs are constructed around the direct assessment of demonstrated competencies and the application of learning. FlexPath is a self-paced program without pre-set deadlines where learners can move quickly through more familiar areas of study and more slowly through areas they are less familiar with as they grasp new concepts and skills. The Department of Education has approved most of the Company’s FlexPath offerings for eligibility to receive federal financial aid under Title IV. We are awaiting approval for our Master's of Health Administration FlexPath program and the following business certificates: Business Intelligence, Business Management, Entrepreneurship, Management Consulting, and Health Administration.

Faculty & Other Employees
Across the organization, we seek to hire faculty who have teaching and/or practitioner experience in their particular discipline and who possess significant and appropriate academic credentials. We also employ non-faculty staff in university services, academic advising and academic support, enrollment services, university administration, financial aid, information technology, human resources, finance and other administrative functions.

As of December 31, 2016, approximately 85% of our Capella University faculty members have a doctoral degree. None of our employees are a party to any collective bargaining or similar agreement with us. We provide significant training to new faculty members, including an online development program focused on the Capella University way of effective online teaching, our educational philosophy, teaching expectations and our online platform, prior to offering a teaching assignment. In addition, we provide professional development and training for all faculty members on an ongoing basis. To evaluate the performance of our faculty members, we regularly monitor courseroom activity and assess both learner satisfaction with the courseroom experience and learner performance against course outcomes.

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

Capella University Library services. We provide Capella University learners with 24-hour, online access to library databases, instructional guides, Frequently Asked Questions (FAQs) and tutorials. Access to resources is primarily provided through Summon, a web discovery tool that indexes Capella University Library’s database content and Journal and Book Locator, an index of all of the library’s journals and e-books by title. Capella University Librarians offer virtual reference services via email, chat, and phone during certain time periods. Learners have access to a comprehensive collection of scholarly resources and print materials through our InterLibrary Loan (ILL) service. Books, book chapters, articles, and other resources held by universities nationwide can be requested and delivered directly to learners. Articles and book chapters are sent via email at no charge and print books are sent via various delivery services with a return postage mailer. The ILL service is provided through the Library’s partnership with MLibrary at the University of Michigan, InfoNOW at the University of Minnesota, and other direct purchase partners.

The digital collections of the Capella University Library include full text journals, books, dissertations, videos, and company records. The Capella University Library provides links to local academic and public libraries, health libraries, and federal depositories. A few of the services provided by the Capella University Library include online tutorials, webinars, dissertation consultations, and Library Research Guides. Librarians and reference technicians offer assistance on research assignments, teach effective search strategies to enhance research skills, and provide dissertation literature review consultations. Specific liaison librarians attend PhD and certain professional doctorate residencies, where they are available for one on one consultations and also provide optional drop-in group instruction sessions.

Career center services. Our staff offers career counseling, job search advising, and career management support to all Capella University learners and alumni. Our Capella University career counselors interact with learners and alumni via email, telephone, and online seminars to assist with career-related activities such as resume development, curriculum vitae and cover letter development; interview preparation; effective job search strategies; and career advancement efforts. The Career Center’s online iGuide resources help learners gather occupational information and trends, access job postings, and view sample job search documents. Our counselors also assist with prospective learners’ selection of the Capella University program and specialization that best suits their professional aspirations.

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

Enrollment
As of the last day of classes in the quarter ended December 31, 2016, Capella University enrollment was 37,882 learners. Of the Capella University learners who responded to our demographic survey, approximately 77% were female and approximately 51% were people of color. Our learner population is geographically distributed primarily throughout the United States. Capella University end of period enrollments as of December 31, 2016 increased 2.5% percent compared to December 31, 2015, making 2016 our third consecutive year of Capella University total enrollment growth.

The following summarizes Capella University learners as of the last day of the quarter ended December 31, 2016:

	Total Enrollment
	Number of Learners	Percent of Total
Doctoral	9,110	24.0%
Master’s	17,865	47.2%
Bachelor’s	9,791	25.9%
Other	1,116	2.9%
Total	37,882	100.0%

Tuition and Fees
Capella University's overall tuition rates vary by discipline, length of program, and degree level.

Learners in GuidedPath credit hour programs are charged tuition on a per course or per term basis. Per course prices vary by discipline, number of credit hours, and degree level. Per course prices for bachelor's level GuidedPath credit hour programs ranged from approximately $1,400 to $1,700 for the 2016-2017 academic year (the academic year that began in July 2016) and from $1,400 to $1,700 for the 2015-2016 academic year (the academic year that began in July 2015). Per course prices for master's level GuidedPath credit hour programs ranged from approximately $1,700 to $2,700 for the 2016-2017 academic year, and from $1,600 to $2,600 for the 2015-2016 academic year. Per course prices for doctoral level GuidedPath credit hour programs ranged from approximately $2,800 to $4,400 for the 2016-2017 academic year, and from $2,600 to $4,400 for the 2015-2016 academic year.

Learners in select doctoral programs are charged tuition at a fixed quarterly amount, regardless of the number of courses for which the learner registers. Quarterly tuition rates ranged from approximately $4,300 to $4,700 per quarter for the 2016-2017 academic year and from $4,300 to $4,700 per quarter for the 2015-2016 academic year.

Tuition for FlexPath master's and bachelor's programs is a flat amount per each 12 week subscription period. There is no maximum course load during each subscription period, however a maximum of two FlexPath courses can be taken at any one time. Tuition for bachelor's level FlexPath programs was $2,200 to $2,500 per 12 week subscription period in the 2016-2017 academic year, and was $2,000 to $2,500 per 12 week subscription period in the 2015-2016 academic year. Tuition for master's level FlexPath programs was $2,400 per 12 week subscription period for the 2016-2017 academic year and ranged from $2,200 to $2,400 per 12 week subscription period for the 2015-2016 academic year.

“Other” in the preceding enrollment table primarily includes learners enrolled in certificate programs. Learners in credit hour certificate programs are charged tuition on a per course basis, which varies by discipline and the number of credit hours. Per course prices for certificate programs ranged from approximately $1,200 to $4,100 for the 2016-2017 academic year and from $1,600 to $4,000 for the 2015-2016 academic year. Tuition for FlexPath certificate programs was $2,400 per 12 week subscription period for the 2016-2017 academic year and $2,200 for the 2015-2016 academic year.

Year over year tuition increases are specific to the program or specialization and depend on market conditions, program differentiation or changes in operating costs that have an impact on price adjustments of individual programs or specializations. Capella University implemented a weighted average tuition increase of approximately 2% for the 2016-2017 academic year. The University’s website, www.capella.edu, provides additional details regarding tuition costs and credits required by individual degree. These program costs will vary by learner based upon the program and specialization selected, the number of courses taken per quarter and the number of transfer credits earned.

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

As of December 31, 2016, approximately 24% of our learners received a discount in connection with these programs.

Throughout the past several years, we expanded and refined our offering of learner success scholarships under a variety of different programs, to promote affordability and encourage learners to remain enrolled. Learners must meet admission requirements, and enroll and apply within certain timeframes to receive the scholarships, which are generally awarded over a period of four to eight consecutive quarters. As of December 31, 2016, approximately 22% of our learners received a Capella University awarded scholarship.

Technology
Capella University provides our learners and faculty members with a secure, online, and mobile-device friendly technology environment through which they can learn about our offerings, access courses and support resources, utilize self-service tools, and engage in a private social network for academic collaboration and professional growth. This environment supports our GuidedPath credit bearing programs as well as our FlexPath direct assessment offerings. The University has access to a comprehensive data set across the lifecycle of our learners and uses analytics to innovate, support our learners, and create value.

Online courseroom. The University is a leader in Competency-Based Education (CBE) and provides the instructional content of each course, along with tools to facilitate course discussions, assessments, and grading and submission of assignments through our online courseroom environment. We operate the Blackboard Learn System augmented by proprietary and third party tools as our online courseroom platform. Through this platform, Capella University supports more than 1,940 online courses each quarter. Underpinning the University’s CBE learning approach is our proprietary Atlas platform used to develop and maintain the curriculum and courses for our academic programs.

Learner portal. Our University Campus platform acts as a virtual campus to our learners, providing them with a variety of support resources and networking tools to connect with fellow learners and faculty. Learners also use our Campus to access their online courseroom, community discussions, e-books, the library, financial aid, and self-service tools. Our Campus is delivered on the Liferay Portal platform, a Java-based Web portal and content management system platform.

Learner and faculty support. We utilize Oracle’s PeopleSoft Enterprise Resource Planning (ERP) platform to provide support services to our Capella University learners and faculty, including learner participation monitoring, course registration, transcript requests, and financial aid applications. In addition, we provide our learners and faculty members with online access to library resources, including comprehensive databases of articles, journals, and books across academic disciplines.

Internal administration. We use Oracle’s PeopleSoft ERP platform as our Capella University Student Information System (SIS) to manage learner academic data and accounts receivable information, and to manage learner applications, academic records, and marketing data. We also employ PeopleSoft’s Customer Relationship Management (CRM) software to organize and process prospective learner information as well as provide a “learner 360 degree” view to faculty and support staff.

Service-oriented architecture. Data from each of Capella University’s primary technology platforms - the Blackboard Learn System, the Liferay Portal, and Oracle’s PeopleSoft ERP system - is shared through a custom-built service oriented architecture. The Company uses this architecture to build integrated, personalized learning and service applications for learners and faculty, which are then accessed through our Campus and the Blackboard Learn System.

Infrastructure. Our University servers and storage infrastructure are co-located in a third-party primary hosting facility and at a separate third-party backup data center. We perform redundant backup of software and data. We currently use a combination of Unix and Windows-based software on Cisco, HP, and Oracle/Sun hardware.

Enterprise Data Warehouse (EDW) and analytics. Capella University's EDW is our comprehensive repository of data throughout the learner lifecycle. We have developed the EDW in a phased approach and continue to expand the EDW to include additional depth of academic data (learning data and engagement data) - including learner and faculty activity in our courseroom, learner demonstration of learning outcomes, accreditation alignments of academic content, and other data. Data from the EDW is made available to stakeholders through a powerful set of reporting and data analytics tools based on Microsoft and SAS software.

Cyber security. Capella operates a cyber security program that includes dedicated resources, tools, processes, and training. To protect our information assets, Capella’s cyber security practices are designed to reduce cyber security and IT risks, respond to incidents, establish appropriate standards and controls, and establish, implement, monitor and maintain cyber security policies and procedures. These practices include an education and training program on cyber security and privacy matters for employees and external stakeholders. We regularly assess our cyber security risk through continuous vulnerability assessment, external vulnerability and penetration testing and evaluation of data security risk associated with third-parties that may hold or access data on our behalf.

Mobile device accessibility. Capella University provides a suite of applications to support faculty and learners who use mobile devices to engage with the University. Major mobile platforms that are supported include iPhone, iPad, Android, and mobile-optimized websites. These mobile solutions focus on enabling student productivity and engagement, with features including courseroom interactions, degree planning tools, alerts and notifications, self-service capabilities, e-books, and academic and professional networking.

Visitor Center. The Visitor Center (www.capella.edu) provides an engaging and exploration-friendly experience in which potential Capella University learners can acquaint themselves with our value proposition and key offerings. The site also provides prospective learners with a personalized path to get the right information at the right time in their decision making cycle and enables them to ascertain their readiness to enroll in one of our programs.

Job-Ready Skills
The Job-Ready Skills reportable segment consists of Capella Learning Solutions (CLS), Hackbright, and DevMountain. CLS provides online non-degree, high-demand, job-ready skills, training solutions and services to individuals and corporate partners. CLS’ primary offering is RightSkill, in which quality candidates in need of specific job-ready skills undertake self-paced, online learning in one of a variety of disciplines, ranging from restaurant management, to customer service, retail management, technical support, information security, systems administration, and front-end web development. Courses are designed to require completion within 14-60 days, depending upon the discipline. While CLS educates the learners, the partner organization of CLS, CareerBuilder, sources the learners and works to place those who complete the programs with employers.

Hackbright is a San Francisco-based software engineering school for women with a mission to close the gender gap in the high-demand software engineering space. Hackbright’s core offering is an on-site, 12-week immersive software development program known as the Fellowship Program. Learners spend the first half of the program primarily in lecture-based learning combined with labwork, in which learners collaborate in pairs to build their programming knowledge. In the second half of the program, lectures continue, while the labwork gives way to more advanced project-based work, and the program concludes with an intense focus on career planning. Throughout the program, Hackbright supplements the learning experience with field trips to technology companies, exposing learners to various technologies and career possibilities, as well as a series of networking events. Hackbright provides a high level of support and guidance, including a 4:1 learner to teacher ratio, as well as assigned mentors who provide the learner with support and technical advice, and an advisor who guides the learner through the program. Hackbright also engages employers through placement agreements, in which Hackbright earns a placement fee in exchange for providing access to and facilitating the transition of alumnae into employment at companies seeking in-demand, qualified female software engineers.

DevMountain is a software development school with locations in Provo, Utah, Salt Lake City, Utah, and Dallas, Texas. DevMountain’s primary offerings are on-site, 12-week immersive programs in Web Development, iOS Development, and UX Design. The programs include instructor-led sessions, guest lectures, presentations and learning activities in the mornings, followed by afternoon labs and group projects. Throughout the program, and beyond course hours, learners have access to DevMountain’s dedicated student success and employer relations teams as well as instructors and mentors. DevMountain also offers learners housing while they are enrolled in the program, which is included as part of the immersive experience fee.

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

We have one patent application pending for certain innovations related to a mastery-based learning system. We own many registered and unregistered trademarks for use in our business. We have trademark or service mark registrations and pending applications in the U.S. and select foreign jurisdictions, including “CAPELLA,” “CAPELLA EDUCATION COMPANY,” “CAPELLA UNIVERSITY,” “CAPELLA LEARNING SOLUTIONS,” “SOPHIA,” “SOPHIA PATHWAYS,” “THE PATH TO YOUR POTENTIAL,” “iGUIDE,” “HACKBRIGHT ACADEMY,” “DEVMOUNTAIN,” a “FLEXPATH” logo, and certain other distinctive logos, along with various other trademarks and service marks related to our offerings. We also own domain name rights to “www.capellaeducationcompany.com,” “www.capellaeducation.com,” “www.capella.edu,” “www.capellauniversity.edu,” "www.capellaresults.com," "www.flexpath.com," "www.capellalearning.com,"

"www.capellalearningssolutions.com," "www.hackbrightacademy.com," "www.devmountain.com," and "www.sophia.org," as well as other words and phrases important to our business.

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

REGULATORY ENVIRONMENT
The Post-Secondary education market is highly regulated. Learners attending Capella University finance their education through a combination of individual resources, corporate reimbursement programs and federal financial aid programs. Capella University participates in the federal student financial aid programs authorized under Title IV. For the year-ended December 31, 2016, approximately 77% of Capella University revenues (calculated on a cash basis) were derived from Title IV programs. In connection with a learner’s receipt of federal financial aid, we are subject to extensive regulation by the Department of Education, state education agencies and our accrediting agency, the Higher Learning Commission. In particular, the Title IV programs, and the regulations issued thereunder by the Department of Education, subject us to significant regulatory scrutiny in the form of numerous standards that we must satisfy to participate in the federal student financial aid programs. To participate in Title IV programs, an institution must be:

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

•
State Authorization Reciprocity Agreement (SARA). Capella University is an approved institutional participant in the National Council for State Authorization Reciprocity Agreements (NC-SARA). As an approved SARA participant, Capella University complies with established standards for offering postsecondary distance education courses and programs among SARA member states, districts, and territories. SARA is intended to make it easier for students to take online courses offered by postsecondary institutions based in another state.

Capella University is authorized to operate in all SARA member states, and is registered, authorized, certified, or otherwise not subject to approval in all states not currently participating in SARA.

On December 16, 2016, the Department of Education released final regulations regarding the State Authorization of distance education programs. These rules require institutions offering distance education or correspondence courses to be authorized by each state in which the institution enrolls students, if such authorization is required by the state. The regulation recognizes authorization through participation in a state authorization reciprocity agreement, as long as the agreement does not prevent a state from enforcing its own laws. Also included in the final rules are mandates for a number of general and individualized disclosures by distance education institutions for prospects and learners including how programs are authorized, complaint processes, adverse actions by state and accrediting agencies, refund policies, and prerequisites for licensure or certification for certain programs. The Department of Education has indicated they plan to issue formal guidance clarifying that SARA meets the definition of state authorization reciprocity agreement as included in the final regulation. The new State Authorization regulations become effective July 1, 2018.

•
Minnesota Office of Higher Education (MOHE). Capella University is registered as a private institution with the MOHE pursuant to Minnesota Statute sections 136A.61-131A.71 as required for most post-secondary private institutions that grant degrees at the associate level or above in Minnesota, and as required by the Higher Education Act to participate in Title IV programs. MOHE is the designated “portal agency” that oversees institutions headquartered in Minnesota that participate in SARA. As the portal agency, MOHE’s responsibilities include coordinating SARA matters for Minnesota and acting as the principal point of contact for resolution of student complaints. On October 13, 2016, Capella University received a request for information from MOHE related to its doctoral programs and complaints filed by doctoral students. According to the request, MOHE is completing program reviews of all online doctoral programs for institutions registered in Minnesota in an effort to better understand the context, background, and issues related to doctoral student complaints. Capella University has provided data and information in response to MOHE’s request, and continues to work with MOHE to provide supplemental information in response to this review.

Capella University has obtained state-specific regulatory approval to operate in states that require such authorization. Hackbright Academy is licensed to operate in the State of California by the Bureau for Private Postsecondary Education (BPPE). DevMountain is registered as a Post-Secondary Proprietary School with the Utah Department of Commerce, Division of Consumer Protection, and received a Certificate of Approval from the Texas Workforce Commission, Career Schools and Colleges.

State Professional Licensure
States have specific requirements that an individual must satisfy in order to be licensed as a professional in a specified field. Capella University learners often seek to obtain professional licensure in their chosen fields following graduation either because they are legally required to do so or because it will enhance employment opportunities. Their success in obtaining licensure depends on several factors, including the background and experience of the graduate as well as other factors related to the degree or program completed:

•	Whether the institution and the program were approved by the state in which the graduate seeks licensure, or by a professional association;

•	Whether the program from which the learner graduated and the curriculum completed meets all state requirements; and

•	Whether the institution and/or the specific program is accredited.

Due to varying requirements for professional licensure in each state that can change over time, we provide extensive resources to help inform learners of unique state requirements prior to enrollment and throughout their program. Capella University has a team dedicated to professional licensure that works directly with learners. Our catalog and website inform learners of requirements for obtaining professional licensure and specifically states that (1) Capella University makes no representation, warranty or guarantee that successful completion of the course of study will result in the learner obtaining the necessary licensure or certification, and (2) compliance with state or professional licensure or certification requirements is the learner’s sole responsibility.

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

Capella University learners receive loans and grants to fund their education primarily under the Federal Direct Loan Program (FDLP) and the Federal Pell Grant (Pell) Title IV programs. In 2016, approximately 77% of Capella University revenues (calculated on a cash basis) were derived from tuition financed under Title IV federal financial aid.

•FDLP. Under the FDLP, the Department of Education, rather than a private lender, makes loans to learners. In 2016, approximately 74% of our revenues (calculated on a cash basis) were derived from the FDLP.

•Pell Grants. Under the Pell program, the Department of Education awards grants to bachelor’s learners who demonstrate financial need. In 2016, approximately 3% of our revenues (calculated on a cash basis) were derived from the Pell program.

Certain learners are eligible to receive funds from educational assistance programs administered by the U.S. Department of Veterans Affairs through the Minnesota Department of Veterans Affairs. Some Capella University learners finance all or a portion of their own education or receive full or partial tuition reimbursement from their employers. Finally, eligible learners can also access private loans through a number of different lenders for funding at current market interest rates. For the year-ended December 31, 2016, less than one percent of our learners utilized private loans, and less than one percent of our revenue was derived from private loans.

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

•
Transfer the institution from the U.S. Department of Education’s advance system of receiving Title IV program funds to its reimbursement system, under which an institution must disburse its own funds to learners and document the learners’ eligibility for Title IV program funds before receiving such funds from the U.S. Department of Education;

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

The Department of Education evaluates institutions on an annual basis for compliance with specified financial responsibility standards utilizing a complex formula that uses line items from the institution’s audited financial statements. The standards focus on three financial ratios: (1) equity ratio (which measures the institution’s capital resources, financial viability and ability to borrow); (2) primary reserve ratio (which measures the institution’s ability to support current operations from expendable resources); and (3) net income ratio (which measures the institution’s ability to operate at a profit or within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without the need for further federal oversight. We have applied the financial responsibility standards to our Capella University audited financial statements as of and for the years ended December 31, 2015 and 2014, and calculated a composite score of 3.0 for both years, which is the maximum score attainable. We therefore believe that we meet the Department of Education’s financial responsibility standards. We will finalize our composite score as of and for the year-ended December 31, 2016 in early 2017, and expect to meet the composite score requirements. If the Department of Education were to determine that we did not meet the financial responsibility standards due to a failure to meet the composite score or other factors, we could establish financial responsibility on an alternative basis by, among other things:

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

As part of the final borrower defense to repayment regulations published on November 1, 2016, the Department of Education made the following changes to the financial responsibility requirements:

Effective July 1, 2017, the Department of Education will automatically require a letter of credit from the institution if:

•	A proprietary institution did not derive at least 10% of its revenue from sources other than Title IV program funds in its most recently completed single fiscal year,

•	The two most recent official cohort default rates are 30% or higher,

•
For publicly traded companies: Any of the following occur: (a) the Securities and Exchange Commission (“SEC”) warns the school that it may suspend trading on the school’s stock; (b) the school failed to file timely a required annual or quarterly report with the SEC; or (c) the exchange on which the stock is traded notifies the school that it is not in compliance with exchange requirements, or the stock is delisted.

Effective July 1, 2017, the Department of Education may require a letter of credit, increase an existing letter of credit, or demand other form of surety from the institution if:

•
There is a significant fluctuation in the year-to-year Direct Loan or Pell Grant funds, or a combination of those funds, received by the institution that cannot be accounted for by changes in those programs;

•	The institution is cited by a state licensing or authorizing agency for failing to meet its requirements;

•	The institution fails a financial stress test developed or adopted by the Secretary of Education;

•
The institution is or was placed on probation or issued a show-cause order, or placed on an accreditation status that poses an equivalent or greater risk to its accreditation, by its accrediting agency for failing to meet one or more of the agency’s standards;

•
The institution violated a provision or requirement in a loan agreement, and a default or delinquency event thereby occurs, which triggers a change in contractual obligations or in payments, sanctions or fees; or

•	The institution has pending claims for borrower defense to repayment or the Department of Education expects to receive a significant number of such claims.

Effective July 1, 2017, the Department of Education will recalculate an institution’s composite score upon the occurrence of various triggering events, requiring a Letter of Credit if they result in a composite score below 1.0. These events include:

•	The institution is required to pay any debt or incur liability from a final judgment in a judicial or administrative proceeding, or from a settlement;

•	The institution is being sued in an action brought on or after July 1, 2017 by a Federal or State authority for borrower defense to repayment claims and the suit has been pending for 120 days;

•
The institution is being sued in an action brought on or after July 1, 2017 against the institution if the suit has survived a motion for summary judgment/disposition or the institution has not attempted to move for summary judgment and the suit progresses to a pretrial conference or trial;

•	The requirement, by an institution’s accreditor, that it submit a teach-out plan, including because the institution is closing a branch or additional locations;

•
The determination by the Department of Education that the institution has Gainful Employment programs that could become ineligible for Title IV funds in the subsequent year based on its final debt-to-earnings rates; or

•
For a proprietary institution whose composite score is less than 1.5, any withdrawal of owner’s equity by any means, including by declaring a dividend, unless the equity is transferred within the affiliated entity group on whose basis the institutional composite score was calculated;

Failure to meet the Department of Education’s “financial responsibility” requirements, either because we do not meet the Department of Education’s minimum composite score to establish financial responsibility or are unable to establish financial responsibility on an alternative basis, would cause us to lose access to Title IV program funding.

Borrower Defense to Repayment. On November 1, 2016, the Department of Education published revised borrower defense to repayment rules which set forth additional means by which a borrower may assert as a defense to repayment of a Title IV loan, and the consequences of such borrower defenses for borrowers, institutions and the Department of Education. The final regulation sets forth expanded criteria, and substantial discretion for the Department of Education, with respect to borrower rights and relief in defense to repayment of Title IV loans. In particular, for recipients of loans disbursed on or after July 1, 2017, the rule permits student loan debt relief, upon borrower application, where there is:

•	State or Federal court or administrative tribunal judgment against a school related to the loan or the educational services for which the loan was made;

•	Breach of contract; or

•	Substantial misrepresentation by the school.

The regulation grants the Department of Education broad discretion to determine whether a school has committed a breach of contract or substantial misrepresentation, to allow group claims, which may include individuals who have not applied to the Department of Education seeking relief, and to determine when to seek recoupment from the school upon loan discharge.

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

The “90/10 Rule.” A requirement of the Higher Education Act commonly referred to as the “90/10 Rule,” applies only to “proprietary institutions of higher education,” which includes Capella University. Under the 2008 reauthorization of the Higher Education Act, effective upon the date of the law’s enactment, an institution is subject to loss of eligibility to participate in the Title IV programs if, on a cash accounting basis, it derives more than 90% of its fiscal year revenue, for two consecutive fiscal years, from Title IV program funds. An institution whose rate exceeds 90% for any single fiscal year will be placed on provisional certification for at least two fiscal years and may be subject to other conditions specified by the Secretary of Education. For the year-ended December 31, 2016, we derived approximately 77% of Capella University revenues (calculated on a cash basis) from Title IV program funds.

Student Loan Defaults. Under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all of the Title IV programs if defaults on the repayment of federally guaranteed student loans by its learners exceed certain levels. For each federal cohort year, a rate of student defaults (known as a “cohort default rate”) is calculated for each institution with 30 or more borrowers entering repayment in a given federal cohort year by determining the rate at which borrowers who become subject to their repayment obligation in that federal cohort year default by the end of the second federal cohort year. For such institutions, the Department of Education calculates a single cohort default rate for each federal cohort year that includes in the cohort all current or former student borrowers at the institution who entered repayment on any Federal Family Education Loan Program (FFELP) Stafford loans or FDLP loans during that year.

To remain eligible to participate in Title IV programs, an educational institution's student loan cohort default rates must remain below certain specified levels. Under current regulations, an educational institution will lose its eligibility to participate in Title IV programs if its three-year measuring period student loan cohort default rate equals or exceeds 30% for three consecutive cohort years, or 40% for any given year. Capella University's three-year cohort default rates for the 2013, 2012 and 2011 cohorts are 6.5%, 8.9%, and 13.0% respectively. The latest decrease is in part due to our learner success initiatives and our efforts to help our learners make informed financial decisions both during and after the time they are at Capella University, including educating learners about repayment options. The average cohort default rates for proprietary institutions nationally were 15.0%, 15.8%, and 19.1% in cohort years 2013, 2012 and 2011, respectively. The average cohort default rates for all institutions nationally were 11.3%, 11.8%, and 13.7% in cohort years 2013, 2012 and 2011, respectively.

Higher Learning Commission. The Higher Learning Commission, Capella University’s accrediting body, is continuously developing new standards and approval processes under which it evaluates programs and institutions. Consistent with that approach, the Higher Learning Commission recently announced policy changes which include giving the Commission more discretion to designate institutions to be in "financial distress” or under "government investigation.” Receipt of these designations could impact future accreditation status and eligibility for Title IV aid under the Department of Education’s new “financial responsibility” triggers. The Company filed comments to the proposed policy changes on August 1, 2016. On August 31, 2016, the Commission adopted the policy changes with minor revisions, leaving in place broad provisions which enable the Commission to designate institutions as in "financial distress" or under "government investigation." While the Company believes its strong reputation and compliance record will continue to place it in favorable standing under the new policy, there is sufficient breadth and discretion within the policy such that government investigation, litigation, as well as financial or other circumstances could result in an impact to our business from the application of the policies.

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

In January 2017, we received final DTE ratios from the Department of Education for the first measurement year. The DTE ratios we received showed that none of our programs were determined to fail. This is significant because the rules state that a program would be ineligible for Title IV funds in the next year if it failed in two out of three consecutive years, whereas for a program in the zone, a program would be ineligible for Title IV funds in the next year only if it were in the zone (or failed) in each of four consecutive years. The DTE ratio information we received reflected one of our programs (the Master's of Science in Marriage and Family Counseling/Therapy program) was in the zone. We have taken and continue to take steps to avoid or mitigate potential adverse consequences of the DTE ratio rules. Despite our efforts, it remains possible that one or more of our programs could be determined to be in the zone or fail in future calculations.

If a program fails or is in the zone for draft DTE rates during the transition period, the Department of Education will calculate transitional draft DTE rates using the median loan debt of the students who completed the program during the most recently completed award year and the earnings used to calculate the draft DTE rates. The final DTE rate for purposes of any sanctions will be the lower of the draft or transitional DTE rate. The transition period is 5 years for programs with durations of 1 year or less, 6 years for programs between 1 and 2 years in length, and 7 years for programs of more than 2 years. Capella University had no programs for which a transitional rate was utilized as the final DTE rate.

If a GE program could become ineligible in the subsequent award year based on its DTE metrics, the institution is required to inform students and prospective students that the program could lose Title IV eligibility. The warning must state that the program has not passed standards established by the Department of Education, based on amounts students borrow for enrollment in the program and their reported earnings. The warning must also inform students that if the program does not pass the standards in the future, students who are then enrolled may not be able to use federal student grants or loans to pay for the program. The Final Rule also requires institutions to provide certifications regarding a GE program’s satisfaction of programmatic accreditation and state licensure requirements. The final rule expands the currently required disclosures for GE programs. Beginning in April 2017, institutions will be required to provide these disclosures for each GE program through an updated template provided by the Department of Education.

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

Restrictions on Adding Educational Programs. State requirements and accrediting agency standards may, in certain instances, limit our ability to establish additional programs, particularly with regard to degree granting programs. Many states require approval before institutions can add new programs under specified conditions. The Higher Learning Commission, the Minnesota Office of Higher Education, and other state educational regulatory agencies that license or authorize Capella University and our degree programs, require institutions to notify them in advance of implementing new programs, and upon notification may undertake a review of the institution’s licensure, authorization or accreditation.

Generally, if an institution eligible to participate in Title IV programs adds an educational program after it has been designated as an eligible institution, the institution must apply to the Department of Education to have the additional program designated as eligible. However, a degree-granting institution is not obligated to obtain the Department of Education’s approval of additional programs that lead to an associate, bachelor’s, professional or graduate degree at the same degree level(s) previously approved by the Department of Education, unless the program is to be offered through direct assessment. Similarly, an institution is not required to obtain advance approval for new programs that both prepare learners for GE in the same or related recognized occupation as an educational program that has previously been designated as an eligible program at that institution and meet certain minimum-length requirements, except in the case of new direct assessment programs. However, the Department of Education, as a condition of certification to participate in Title IV programs, can require prior approval of such programs or otherwise restrict the number of programs an institution may add. In the event that an institution that is required to obtain the Department of Education’s express approval for the addition of a new degree program fails to do so, and erroneously determines that the new educational program is eligible for Title IV program funds, the institution may be liable for repayment of Title IV program funds received by the institution or learners in connection with that program.

Eligibility and Certification Procedures. Each institution must apply to the Department of Education for continued certification to participate in Title IV programs at least every six years, or when it undergoes a change of control, and an institution may come under the Department of Education’s review when it expands its activities in certain ways, such as opening an additional location or, in certain cases, when it modifies academic credentials that it offers. Capella University is fully certified through June 30, 2020 to participate in the Title IV programs. Our recertification process is described more fully in the section “Regulatory Environment–Regulation of Federal Student Financial Aid Programs.” Of the Company's subsidiaries, Capella University is the only one eligible to participate in the Title IV program.

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
In 2016, Capella University derived approximately 77% of its revenues (calculated on a cash basis) from Title IV programs, administered by the U.S. Department of Education. A significant percentage of our learners rely on the availability of Title IV program funds to cover their cost of attendance at Capella University and related educational expenses.

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

Qui Tam and class action litigation in the sector could materially and adversely affect our business.
In some circumstances of noncompliance or alleged noncompliance with federal or state regulations, we may be subject to lawsuits including qui tam lawsuits under the Federal False Claims Act or various, similar, state false claim statutes, and such lawsuits may impact our Title IV eligibility. In qui tam actions, private plaintiffs seek to enforce remedies under the Federal False Claims Act on behalf of the federal government and, if successful, are entitled to recover their costs and to receive a portion of any amounts recovered by the federal government in the lawsuit. These lawsuits can be prosecuted by a private plaintiff in respect of some action taken by us, even if the Department of Education does not agree with plaintiff's theory of liability. In addition, more prominent government and class action litigation in the sector, some related to doctoral students, could impact Capella University either by direct government investigation or private litigation against the Company or indirectly by consumer reaction to industry reputation by virtue of pending litigation against other institutions. In the event of such investigation or litigation, we could incur significant legal expenses defending ourselves against any such claims, and an adverse resolution of any future lawsuits could have an effect on our operating results and growth prospects.

Rulemaking by the U.S. Department of Education, or future changes to or interpretations of existing regulations, could materially and adversely affect our business.
From time to time, the Department of Education engages in rulemaking which can materially affect our business. Additionally, from time to time the Department of Education issues new guidance on, or interpretations of, existing regulations. The Department of Education has promulgated or engaged in rulemaking on substantive matters in the past two years that impact our business, including the following:

Regulatory activity during 2016:

•
On October 12, 2016 the Department of Education released final Teacher Preparation regulations to provide transparency around initial teacher preparation programs. This rule requires institutions with initial teacher licensure programs to report outcomes to the state and ties Teacher Education Assistance for College and Higher Education (TEACH) funds to programs shown to be effective via this required reporting. The regulation goes into effect on July 1, 2017.

•
On October 20, 2015 the Department of Education announced its intention to establish a negotiated rulemaking committee to prepare regulations that determine which acts or omissions of an institution of higher education a borrower may assert as a defense to repayment of a Title IV loan, and the consequences of such borrower defenses for borrowers, institutions and the Department of Education. The Department of Education published final rules on November 1, 2016. The final regulation sets forth expanded criteria, and substantial discretion for the Department of Education, with respect to borrower rights and relief in defense to repayment of Title IV loans. In particular, for recipients of loans disbursed on or after July 1, 2017, the rule permits student loan debt relief, upon borrower application, where there is:

◦	State or Federal court or administrative tribunal judgment against a school related to the loan or the educational services for which the loan was made;

◦	Breach of contract; or

◦	Substantial misrepresentation by the school.
The regulation grants the Department of Education broad discretion to determine whether a school has committed a breach of contract or substantial misrepresentation, to allow group claims, which may include individuals who have not applied to the Department of Education seeking relief, and to determine when to seek recoupment from the school upon loan discharge. In addition, the final rules expand the events triggering a determination that an institution is unable to meet its financial or administrative obligations to include certain automatic triggers, such as failure to satisfy the 90/10 regulation in the most recent fiscal year, a cohort default rate in excess of 30 percent in the two most recent years, and failure to comply with certain SEC requirements, as well as discretionary triggers such as certain federal, and private actions, unspecified dropout rates, unspecified fluctuations in Title IV funding, and actions by the school’s accreditor. In the event of such a triggering event, an institution may become ineligible for Title IV funds or be required to post a letter of credit in the amount of at least 10% of the school’s annual Title IV disbursements for each triggering event, and make disclosure to learners and prospective learners. In addition, the rule increases access to closed school discharges and prohibits the use of pre-dispute arbitration agreements. Finally, the rule makes other conforming and technical changes to repayment plans and loan consolidation. The rule goes into effect July 1, 2017.

•
On December 16, 2016, the Department of Education published final rules on State Authorization of Postsecondary Distance Education and Foreign Locations. These rules require institutions offering distance education or correspondence courses to be authorized by each state in which the institution enrolls students, if such authorization is required by the state, including via a state reciprocity agreement. In 2015, Capella University became an institutional member of SARA. The Department of Education has indicated they plan to issue formal guidance clarifying that SARA meets the definition of state authorization reciprocity agreement as included in the final regulation. Also included in the final rules are a number of general and individualized disclosures for prospects and learners including how programs are authorized, complaint processes, adverse actions by state and accrediting agencies, refund policies, and prerequisites for licensure or certification for certain programs. The new State Authorization regulations become effective July 1, 2018.

Regulatory activity during 2015:

•
The Department of Education issued new guidance on November 27, 2015 regarding its incentive compensation regulations. In that guidance, the Department of Education declared that compensating employees based on students’ graduation from, or completion of, educational programs is permitted, reversing the Department of Education's previous position. The same guidance confirmed that compensating employees for success in enrolling minority students is still within the scope of the prohibition against incentive compensation.

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

•
On October 30, 2015, the Department of Education issued a final rule on the Revised Pay as You Earn (REPAYE) Program. The rule expands coverage for certain individuals not currently covered under this program. A final rule was issued on October 30, 2015 and became effective during December 2015.

•	Final Gainful employment regulations went into effect on July 1, 2015.

These regulations have increased our operating costs and in some cases required us to change the manner in which we operate our business. New or amended regulations, guidance or interpretations in the future could further negatively impact our business.

Application and discharge of learner Title IV debt under the new Borrower Defense to Repayment regulation could result in increased litigation and monetary losses, and could trigger Title IV ineligibility or require us to post letters of credit.
Effective July 1, 2017, borrowers will have access to a new application process designed to lead to discharge of loans for eligible borrowers. In the event the Department of Education were to grant relief from repayment to one or more Capella University learners, the Department of Education may seek recoupment of the losses incurred based on the borrower’s defense, which would result in financial losses for Capella University. The availability of this relatively informal avenue to relief, with substantial Department of Education adjudicatory discretion, may lead to an increase in the volume of learners seeking relief, both through the Department of Education as well as through litigation or other agencies. In addition, under the new financial responsibility rules, repayments to the Department of Education under the borrower defense to repayment regulation could render Capella University unable to meet its financial or administrative obligations for Title IV eligibility or require letters of credit, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Failure to comply with U.S. Department of Education rules regarding incentive compensation could result in monetary penalties and sanctions.
An institution participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based in any part, directly or indirectly, on success in enrolling students or obtaining student financial aid. Recently issued guidance from the Department of Education does not change this provision. Failure to comply could result in monetary penalties and/or sanctions imposed by the Department of Education, which could result in lower enrollments, revenue, and net operating income. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances. Department of Education rulemaking in 2011 eliminated the twelve safe harbors which had previously established the strict parameters for exceptions to the rule. With the safe harbors removed, the broader language of the prohibition now applies without clearly defined limitations. As a result, there is less precision in the rule’s definitions of incentive compensation and covered employees. These changes increase the uncertainty about what constitutes incentive compensation and which employees are covered by the regulation, rendering development of effective and compliant performance metrics more difficult to establish.
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
Under the Higher Education Act, as reauthorized, proprietary institutions are generally eligible to participate in Title IV programs only for educational programs that lead to “gainful employment in a recognized occupation.”

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

Earnings are calculated by the Department of Education using Social Security Administration (SSA) data. Earnings information is then aggregated and made available to institutions. In January 2017, we received final DTE ratios from the Department of Education for the first measurement year. The DTE ratios we received showed that none of our programs were determined to “Fail.” This is significant because the rules state that a program would be ineligible for Title IV funds in the next year if it Failed in two out of three consecutive years, whereas for a program in the Zone, a program would be ineligible for Title IV funds in the next year only if it were in the Zone (or Failed) in each of four consecutive years. The initial DTE ratio information we received reflected one of our programs (the Master's of Science in Marriage and Family Counseling/Therapy program) was in the Zone. We have taken and continue to take steps to avoid or mitigate potential adverse consequences of the DTE ratio rules. Despite our efforts, it remains possible that one or more of our programs could be determined to be in the “Zone” or “Fail” in future calculations.

If a program fails or is in the zone for draft DTE rates during the transition period, the Department of Education will calculate transitional draft DTE rates using the median loan debt of the students who completed the program during the most recently completed award year and the earnings used to calculate the draft DTE rates. The final DTE rate for purposes of any sanctions will be the lower of the draft or transitional DTE rate. The transition period is five years for programs with durations of one year or less, six years for programs between one and two years in length, and seven years for programs of more than two years.

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

The Final Rule also expands the currently required disclosures for GE programs. Beginning in April 2017, institutions will be required to provide these disclosures for each GE program through an updated template provided by the Department of Education. The Final Rule makes other conforming and technical revisions to the Title IV program participation agreement and related regulations.

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
An institution that grants degrees, diplomas or certificates must be authorized by the relevant education agency of the state in which it is located. Capella University is deemed to be located in the State of Minnesota and is registered with the Minnesota Office of Higher Education (MOHE). Minnesota registration is also required for our learners to be eligible to receive funding under Title IV programs. Such registration may be lost or withdrawn if Capella University fails to submit renewal applications and other required submissions to the state in a timely manner, or if Capella University fails to comply with material requirements under Minnesota statutes and rules for continued registration. Loss of state registration of Capella University from the Minnesota Office of Higher Education would terminate our ability to provide educational services as well as our eligibility to participate in Title IV programs. Capella University must also remain in good standing with MOHE to obtain and maintain authorization or licensure to operate in states outside of Minnesota. On October 13, 2016, Capella University received a request for information from MOHE related to its doctoral programs and complaints filed by doctoral students. According to the request, MOHE is completing program reviews of all online doctoral programs for institutions registered in Minnesota in an effort to better understand the context, background, and issues related to doctoral student complaints. Should our registration with MOHE be terminated, our ability to operate in other states would also cease, and it would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our failure to comply with state authorization requirements or other regulations of various states could result in actions that would have a material adverse effect on our enrollments, revenues and results of operations.
We must be authorized to operate or otherwise certified to enroll students by the appropriate post-secondary regulatory authority in each state where we conduct activities that require authorization, or be exempt from such regulatory authorization, usually based on recognized accreditation. On January 27, 2015, the State of Minnesota joined the State Authorization Reciprocity Agreement (SARA), and on March 6, 2015, Capella University was approved as an institutional participant in SARA. SARA is a voluntary agreement among member states and U.S. territories that establishes comparable national standards for interstate offering of postsecondary distance-education courses and programs. It is intended to make it easier for students to take online courses offered by postsecondary institutions based in another state. Capella University is authorized to operate in SARA member-states under the terms of the Agreement. Capella University has obtained state-specific regulatory approval to operate in the states that require such authorization. For example, in some states the higher educational agency may require Capella University to be licensed or authorized because we enroll learners who reside in the state. In other cases, licensure or authorization is required because our recruiters meet with prospective learners in the state. In addition to Minnesota, we are licensed or authorized to operate or certified to offer degree programs in all SARA member-states. We have determined that Capella University's activities in these states constitute a presence that requires licensure or authorization by the states' higher educational agencies. Capella University is formally licensed or authorized to operate in these states because we have determined that our activities in each state constitute a presence that requires licensure or authorization by these states' higher educational agencies. In some cases, the licensure or authorization is only for specific programs or specific activities. Because Capella University enrolls learners from each of the 50 states, as well as the District of Columbia, and because we may undertake activities in other states that constitute a presence or otherwise subject us to the jurisdiction of the respective state educational agency, we may need to seek licensure or authorization to operate in additional states. Additionally, state regulations in states in which we are not licensed may limit certain of our activities, such as residencies and internships in programs requiring those experiences. If we lose any of our approvals or experience a delay in obtaining or cannot obtain these approvals or evidence such approvals are not necessary, we may be unable to enroll learners in impacted states, and our business could be materially and adversely impacted.

We are in a period in which many states are reevaluating and revising their authorization regulations, especially as applied to distance education. This increased review and scrutiny has increased uncertainty regarding our regulatory status and ability to offer programs in certain states. If these pressures and uncertainty continue in the future, they could have a material impact on our enrollments, revenue, results of operations and cash flow. If we fail to comply with state licensing or authorization requirements, we may be subject to the loss of state licensure or authorization. Loss of authorization in one or more states could increase the likelihood of additional scrutiny and potential loss of operating and/or degree granting authority in other states in which we operate, which would further impact our business.

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
A requirement of the Higher Education Act, as reauthorized by the Higher Education Opportunity Act, commonly referred to as the “90/10 Rule”, applies only to proprietary institutions of higher education, which includes Capella University. Under this rule, a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs. An institution that derives more than 90% of its revenue from Title IV programs for any single fiscal year will be automatically placed on provisional certification for two fiscal years and will be subject to possible additional sanctions determined to be appropriate under the circumstances by the U.S. Department of Education in the exercise of its broad discretion. While the Department of Education has broad discretion to impose additional sanctions on such an institution, there is only limited precedent available to predict what those sanctions might be, particularly in the current regulatory environment. The Department of Education could specify any additional conditions as a part of the provisional certification and the institution’s continued participation in Title IV programs. These conditions may include, among other things, restrictions on the total amount of Title IV program funds that may be distributed to learners attending the institution; restrictions on programmatic and geographic expansion; requirements to obtain and post letters of credit; additional reporting requirements to include additional interim financial reporting; or any other conditions imposed by the Department of Education. Should an institution be subject to a provisional certification at the time that its current program participation agreement expired, the effect on recertification of the institution or continued eligibility in Title IV programs pending recertification is uncertain. An institution that derives more than 90% of its revenue from Title IV programs for two consecutive fiscal years will be ineligible to participate in Title IV programs for at least two fiscal years. Capella University is required to calculate this percentage at the end of each fiscal year; as of December 31, 2016, our percentage was approximately 77% of Capella University revenues. If an institution is determined to be ineligible to participate in Title IV programs due to the 90/10 Rule, any disbursements of Title IV program funds while ineligible must be repaid to the Department of Education.

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
To remain eligible to participate in Title IV programs, educational institutions must maintain student loan cohort default rates below specified levels. The U.S. Department of Education reviews an educational institution’s cohort default rate annually as a measure of administrative capability. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30). For each federal fiscal year, the cohort default rate is calculated for each institution with 30 or more borrowers entering repayment in a given federal fiscal year by determining the rate at which borrowers who become subject to their repayment obligation in that federal fiscal year default by the end of the second following federal fiscal year. The cohort default rates are published by the Department of Education approximately 12 months after the end of the measuring period. Thus, in September 2016, the Department of Education published the three-year cohort default rates for the 2013 cohort, which measured the percentage of students who first entered into repayment during the year-ended September 30, 2013 and defaulted prior to September 30, 2015. Capella University's three-year cohort default rates for the 2013, 2012 and 2011 cohorts are 6.5%, 8.9%, and 13.0%, respectively. If an institution’s three-year cohort default rate exceeds 30% for three consecutive years or 40% for any given year, it will be ineligible to participate in Title IV programs and, as a result, its students would not be eligible for federal student financial aid.

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
Due to the highly regulated nature of the postsecondary education industry, we are subject to audits, compliance reviews, inquiries, complaints, investigations, claims of non-compliance and lawsuits by federal and state governmental agencies, regulatory agencies, accrediting agencies, present and former students and employees, shareholders and other third parties, any of whom may allege violations of any of the regulatory requirements applicable to us. Such scrutiny may be heightened with regard to certain cutting-edge approach to services related to direct assessment, including our implementation of the borrower-based academic year for certain programs, designed to facilitate the learners’ experience in direct assessment programs. In addition, the creation of interagency task forces, such as that between the Federal Trade Commission, the Securities and Exchange Commission, the Consumer Financial Protection Bureau, and the Departments of Justice, Treasury, and Veteran’s Affairs, dedicated to examining proprietary schools, suggests that scrutiny of the sector continues to grow. If the results of any claims or actions are unfavorable to us, we may be required to pay monetary fines or penalties, be required to repay funds received under Title IV programs or state financial aid programs, have restrictions placed on or terminate our schools’ or programs’ eligibility to participate in Title IV programs or state financial aid programs, have limitations placed on or terminate our schools’ operations or ability to grant degrees and certificates, have our schools’ accreditations restricted or revoked, or be subject to civil or criminal penalties. Any one of these sanctions could materially adversely affect our business, financial condition, results of operations and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

On August 31, 2016, the Higher Learning Commission announced policy changes which give the Commission more discretion to designate institutions to be in "financial distress” or under "government investigation.” These policy changes are broad and involve discretion, and receipt of one of these designations could impact future accreditation status, eligibility for Title IV aid by triggering the Department of Education’s new “financial responsibility” triggers, or otherwise negatively impact our business.

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
To participate in Title IV programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by the Department of Education, or post a letter of credit in favor of the Department of Education and possibly accept other conditions on its participation in Title IV programs. Any obligation to post a significant letter of credit could increase our costs of regulatory compliance. If Capella University is unable to secure a letter of credit, it would lose its eligibility to participate in Title IV programs. In addition to the obligation to post a letter of credit, an institution that is determined by the Department of Education not to be financially responsible can be transferred from the “advance” system of payment of Title IV funds to cash monitoring status or to the “reimbursement” system of payment. On November 1, 2016 the Department of Education substantially revised the existing financial responsibility requirements to expand their authority to collect Letters of Credit, which would amount to at least 10% of the previous year’s Title IV allotment, in addition to situations which would require recalculation of the composite score more frequently than annually. In particular, certain audits and investigations by state, federal or other oversight entities, court or administrative judgments, the existence of certain lawsuits, the settlement of certain lawsuits, certain actions or probation by accrediting agencies, failure to derive 10 percent of revenues from non-Title IV sources in a given year, a cohort default rate of 30 percent or higher in the two most recent years, failure to comply with SEC regulations, SEC threatened proceedings or suspension, failure to satisfy gainful employment standards, fluctuation in the disbursement of Title IV funds, citation by a state licensing or authorizing agency, failure of a financial stress test, high annual dropout rates, violation of a loan agreement, or repayment of debt forgiven by the Department of Education in a borrower defense claim may render Capella University unable to meet its financial or administrative obligations or require letters of credit, for each triggering event, in an amount of at least 10% of the school’s annual Title IV disbursements, and require that Capella University provide warnings to prospective and current learners that it has been required to provide enhanced financial protection to the Department of Education. Limitations on, or termination of, Capella University’s participation in Title IV programs as a result of its failure to demonstrate financial responsibility would limit Capella University’s learners’ access to Title IV program funds, which could significantly reduce our enrollments and revenues and materially and adversely affect our business, financial condition, results of operations and cash flows.

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

The interplay of federal and state regulators, other governmental authorities, accreditors, and private litigants could cause one allegation to have a larger impact on our business.
Certain regulations, such as the borrower defense to repayment rules, rely upon external actions of accreditors, government agencies and private litigants as triggers for adverse consequences for Title IV institutions. Similarly, policies of our accreditor, the Higher Learning Commission, allow it to designate institutions in "financial distress” or under "government investigation” at its discretion based on actions of regulators, litigation, other government bodies and other external circumstances. Viewed in combination, the regulations, policies, and authorities governing Capella University are increasingly an interrelated web. The interplay between federal and state governmental authorities, accreditors, and private litigation could result in one allegation, investigation, or action leading to a series of consequences, which cannot be predicted with certainty and which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we fail to comply with state authorization requirements in the operation of our job-ready skill entities, we could lose our ability to conduct business in those states.
State regulation of software coding schools and other non-degree programs continues to evolve. In the event DevMountain, Hackbright or Capella Learning Solutions were to fail to comply with state or local laws and regulations governing their operations, they may face sanctions, penalties, or loss of the ability to operate. Additionally, increasingly strict requirements may impact the time required to obtain approval in a new location and may negatively impact operating margins.

Risks Related to Our Business

If we are not able to continuously innovate our academic offerings and our business model, including to address increased competition with competency-based learning models, we will not be able to keep pace and effectively compete in the highly competitive proprietary higher education market.
Our success is built in part on our ability to innovate and adapt quickly to changing market dynamics. The pace of innovation in higher education continues to accelerate, especially with the more widespread adoption of competency-based learning models. The number of competency-based learning models, including direct assessment programs approved by the U.S. Department of Education to offer Title IV financial aid, is expected to increase in the upcoming years. As more competitors are approved to participate in such programs, competition in the market will continue to intensify. We need to continue to innovate ahead of market requirements and emerging competitive models, or our offerings may become less successful, which could materially and adversely affect our business, prospects, financial condition, results of operations and cash flows.

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
Total doctoral enrollment trends for Capella University continue to be negative. We are proactively seeking to increase doctoral enrollment through enhanced marketing, redesigning certain current programs to enhance affordability and differentiation, and by launching new programs, in particular professional doctorates. These efforts may not yield the intended results, and our revenues and operating margins may be reduced.

We also continue to focus on driving learner success in doctoral programs, particularly in the comprehensive and dissertation portions. These learner success efforts include engaging learners earlier and more often in preparation for the comprehensive and dissertation phase, leveraging analytics to personalize mentor support and effectiveness, more investments in faculty support in their role as mentors, and increasing visibility to milestone completion for learners and faculty. These investments may reduce our operating margins, may include changes that are not well received by faculty or learners, or may not yield the intended learner success improvements. In some instances, our learner success efforts may negatively impact total enrollment if learners who are not making sufficient and timely academic progress withdraw, are administratively withdrawn, or pursue a different degree program.

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

We face intense and increasing competition in the post-secondary education market, especially in the online education market, which could decrease our market share, increase our cost of attracting learners and put downward pressure on our tuition rates.
Post-secondary education, especially in the online market, is a highly competitive industry. We compete with traditional public and private two-year and four-year colleges and other proprietary institutions, as well as corporate universities and software companies providing online education and training software. In addition, we face competition from various emerging nontraditional, credit-bearing and noncredit-bearing education programs. Each of these competitors may offer programs similar to ours at lower tuition levels as a result of government subsidies, government and foundation grants, tax-deductible contributions and other financial sources not available to all institutions. An increasing number of traditional colleges and community colleges are offering distance learning and other online education programs, including programs that are geared towards the needs of working adult learners. This trend has been accelerated by private companies that provide and/or manage online learning platforms for traditional colleges and community colleges. As the proportion of traditional colleges providing alternative learning modalities increases, we will face increasing competition for students from traditional colleges, including colleges with well-established reputations. As the online and distance learning segment of the postsecondary education market matures, we believe that the intensity of the competition we face will continue to be intense.

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
As we continue to grow, we are susceptible to continued risk of fraudulent activity by outside parties with respect to learner enrollment and student financial aid programs. While we believe past incidents of fraudulent activity have been relatively isolated, we cannot be certain that our systems and processes will always be adequate in the face of increasingly sophisticated and ever-changing fraud schemes. The potential for outside parties to perpetrate fraud in connection with the award and disbursement of Title IV program funds, including as a result of identity theft, may be heightened due to our nature as an online education provider. We must maintain systems and processes to identify and prevent fraudulent applications for enrollment and financial aid. Efforts we take to identify and prevent fraudulent applications may also impose additional processes on potential legitimate learners, which could adversely affect our enrollments, revenue, business, financial condition, results of operations and cash flows.

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

System disruptions and vulnerability from security risks to our online infrastructure or the infrastructure of key third-party providers could impact our business and financial performance and damage the reputation of the Company, limiting our ability to attract and retain learners.
The performance and reliability of our technology infrastructure is critical to our reputation and ability to attract and retain learners. Any system error or failure, or a sudden and significant increase in bandwidth usage, could result in the unavailability of our courseroom platform, damaging our business and financial performance and the reputation of the Company. Our technology infrastructure could be vulnerable to interruption or malfunction due to events beyond our control, including natural disasters, terrorist activities, telecommunications failures and/or the unavailability or disruption of third-party providers used as a part of our technology platform. Our core computer network infrastructure is concentrated in a single geographic area. If we experience a catastrophic failure or unavailability for any reason of both our principal data center and backup data center, we may need to replicate the function of these data centers elsewhere, which may require expensive and time-consuming equipping and restoring activities. The disruption from such an event could significantly impact our operations and have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

We may experience interruptions or failures in our computer systems as a result of ongoing maintenance of and enhancements to our enterprise resource planning system, course room platform, and/or supporting infrastructure. Any interruption to our technology infrastructure could have a material adverse effect on our ability to attract and retain learners and could require us to incur additional expenses to correct or mitigate the interruption.

Our technology infrastructure may also be vulnerable to cyber attacks such as unauthorized access, computer hackers, computer viruses, malware and other security problems and system disruptions. We engage with multiple cyber security assessment providers on a periodic basis to review, assess and remediate our cyber security program. We utilize this information to audit ourselves to ensure that we are continually monitoring the security of our technology infrastructure, but it is still vulnerable to threats. Circumvention of cyber security measures could lead to misappropriation of personally identifiable or proprietary information or cause interruptions or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these security breaches, respond to loss or exposure of data or to alleviate problems caused by these breaches, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The personal information that we collect may be vulnerable to breach, theft or loss that could adversely affect our reputation and operations.
Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. We use and retain large amounts of personal information regarding our learners and their families, including social security numbers, tax return information, personal and family financial data and credit card numbers. We also collect and maintain personal information of our employees in the ordinary course of our business. Some of this personal information is held and managed by certain of our vendors. Although we use security and business controls to limit access and use of personal information, circumvention of these controls could occur, and could result in a breach of learner or employee privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of learner or employee privacy.

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
Active duty members of the U.S. Armed Forces are eligible to receive tuition assistance from the government, which they may use to pursue postsecondary degrees. Our ability to accept such tuition assistance depends, in part, upon our continued compliance with federal regulations and any applicable memoranda of understanding with the Department of Defense and related agencies. We offer tuition discounts generally ranging from 10% to 15% to all members of the U.S. Armed Forces and spouses of active duty U.S. Armed Forces personnel as well as recipients of the Veterans Affairs (VA) Dependents Education

Assistance program (Chapter 35). As of December 31, 2016, learners receiving a military discount comprised approximately 9% of Capella University total enrollment. We also have non-exclusive agreements with various educational institutions of the U.S. Armed Forces pursuant to which we have agreed to accept credits toward a Capella University degree from certain military educational programs.

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
Building awareness of Capella University and the programs we offer among working adult professionals, our primary target market, is critical to our ability to attract prospective learners. If we are unable to successfully market and advertise our educational programs, Capella University's ability to attract and enroll prospective learners in such programs could be adversely affected, and consequently, our ability to increase revenue or maintain profitability could be impaired. It is also critical to our success that we convert these prospective learners to enrolled learners in a cost-effective manner and that these enrolled learners remain active in our programs. Some of the factors that could prevent us from successfully enrolling and retaining learners in our programs include:

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
The ratio of learners in our bachelor’s, master’s and doctoral programs shifts over time due to program offerings, competition in the market, learner demand, employment rates, economic conditions and other factors. For example, our bachelor’s programs have historically generated lower retention rates, higher default rates, and higher bad debt expense compared to our graduate level programs. Also, master's and bachelor's programs have historically generated lower revenues per learner compared to our doctoral programs. As the mix of our learners continues to be subject to variability in the future, we may experience these and other effects, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
None.

Item 2.      Properties
As of December 31, 2016, our corporate headquarters occupies approximately 371,000 square feet in Minneapolis, Minnesota, under a lease that expires in October 2028. As part of an amended lease agreement entered into during 2016, the square footage of our corporate headquarters will be reduced to approximately 307,000 beginning November 1, 2017. Renewal terms under this lease allow for us to extend the current lease for up to two additional five-year terms. Hackbright occupies its primary office and classroom space of approximately 9,600 square feet on a five-year lease expiring in 2020, with an option to extend for one additional five-year term, as well as a supplemental space of approximately 7,100 square feet on a short-term lease expiring in July 2017. DevMountain occupies office and classroom space of approximately 9,000 square feet in Provo, Utah on a month-to-month basis, as well as approximately 11,400 square feet in Salt Lake City, Utah on a five-year lease expiring in 2020 with one three-year lease extension options, and approximately10,400 square feet in Dallas, Texas on a five-year lease expiring in 2022, with an option to extend for two additional three-year terms. DevMountain also leases related residential space in these same cities. We believe our existing facilities are adequate for current requirements and that additional space can be obtained on commercially reasonable terms to meet future requirements, if any.

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

	High	Low	Cash Dividends Declared on Common Stock
2016
First Quarter (January 1, 2016 – March 31, 2016)	$53.25	$40.62	$0.39
Second Quarter (April 1, 2016 – June 30, 2016)	$55.66	$49.73	$0.39
Third Quarter (July 1, 2016 – September 30, 2016)	$62.24	$52.16	$0.39
Fourth Quarter (October 1, 2016 – December 31, 2016)	$89.90	$58.48	$0.41
2015
First Quarter (January 1, 2015 – March 31, 2015)	$74.52	$64.19	$0.37
Second Quarter (April 1, 2015 – June 30, 2015)	$67.88	$51.22	$0.37
Third Quarter (July 1, 2015 – September 30, 2015)	$55.25	$47.15	$0.37
Fourth Quarter (October 1, 2015 – December 31, 2015)	$56.10	$43.99	$0.39

Holders
As of February 15, 2017, there were approximately 24 holders of record of our common stock, which includes nominees or broker dealers holding stock on behalf of beneficial owners.

Dividends
On December 7, 2016, the Board of Directors declared a dividend of $0.41 per share of common stock to shareholders of record as of December 22, 2016 to be paid on January 13, 2017. There is no guarantee that dividends will be declared in the future, and payment of dividends will be at the discretion of the Board of Directors and will be dependent on projections of future earnings, cash flow, financial requirements of the Company and other factors as the Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters, which is incorporated herein by reference.

Performance Graph
The following graph compares the cumulative total return of our common stock, an industry peer group index, and the Nasdaq Composite Index from December 31, 2011 through December 31, 2016. We believe our industry peer group represents the majority of the market value of publicly traded companies whose primary business is postsecondary education.

The returns set forth on the following graph are based on historical results and are not intended to suggest future performance. The performance graph assumes $100 investment on December 31, 2011 in either our common stock, the companies in our industry peer group, or the Nasdaq Composite Index. Data for the Nasdaq Composite and our peer groups assume reinvestment of dividends.

Comparison of Cumulative Total Return
Among Capella Education Company, the NASDAQ Composite and a Peer Group
$300
$250
$200
$150
$100
$50
$0
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
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

Recent Sales of Unregistered Securities
None.

Use of Proceeds
Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company announced its current share repurchase program in July 2008. As of December 31, 2016, the Company's Board of Directors has authorized repurchases up to an aggregate amount of $335.7 million in value of common stock under the current program. The Board of Directors authorizes the Company to repurchase outstanding shares of common stock, from time to time, depending on market conditions and other considerations. There is no expiration date on the repurchase authorizations, and repurchases occur at the Company's discretion.

During the three months ended December 31, 2016, the Company used $3.1 million to repurchase 51 thousand shares of common stock under its repurchase program. Its remaining authorization for common stock repurchases was $30.4 million at December 31, 2016. The following presents the Company's share repurchases during the quarter ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
10/1/2016 to 10/31/2016	49,186	$60.27	49,186	$30,580,242
11/1/2016 to 11/30/2016	2,008	$74.27	2,008	$30,431,106
12/1/2016 to 12/31/2016	—	$—	—	$30,431,106
Total	51,194	$60.82	51,194	$30,431,106

Item 6.	Selected Financial Data
The following tables set forth our selected consolidated financial and operating data as of the dates and for the periods indicated. You should read this data together with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of income data for each of the years in the three-year period ended December 31, 2016, and the selected consolidated balance sheet data as of December 31, 2016 and 2015, have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of income data for the years ended December 31, 2013 and 2012, and selected consolidated balance sheet data as of December 31, 2014, 2013 and 2012, have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Prior period information has been revised to reflect Arden University as discontinued operations. Historical results are not necessarily indicative of the results of operations to be expected for future periods.

	Year-Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Statements of Income:
Revenues	$429,390	$416,548	$408,244	$403,345	$410,638
Operating income	$68,207	$70,332	$67,595	$66,219	$65,290

Income from continuing operations	$42,404	$43,630	$41,837	$41,677	$41,775
Income (loss) from discontinued operations, net of tax	565	(3,442)	(3,894)	(6,474)	(5,298)
Net income	$42,969	$40,188	$37,943	$35,203	$36,477
Basic net income (loss) per common share:
Continuing operations	$3.65	$3.61	$3.41	$3.36	$3.18
Discontinued operations	0.05	(0.28)	(0.32)	(0.52)	(0.41)
Basic net income per common share	$3.70	$3.33	$3.09	$2.84	$2.77
Diluted net income (loss) per common share:
Continuing operations	$3.58	$3.55	$3.34	$3.32	$3.16
Discontinued operations	0.04	(0.28)	(0.31)	(0.52)	(0.40)
Diluted net income per common share	$3.62	$3.27	$3.03	$2.80	$2.76

Basic number of shares outstanding	11,614	12,079	12,286	12,391	13,156
Weighted average number of common shares outstanding, diluted	11,856	12,301	12,535	12,566	13,220

	Year-Ended December 31,
	2016	2015	2014	2013	2012
Other Data:	(in thousands, except per share amounts and enrollments)
Depreciation and amortization (a)	$21,343	$21,917	$22,638	$23,908	$27,275
Net cash provided by operating activities - continuing operations	$85,143	$59,927	$59,522	$70,219	$63,809
Capital expenditures	$20,908	$20,417	$20,293	$18,300	$23,181
EBITDA (b)	$89,550	$92,249	$90,233	$90,127	$92,751
Free cash flow (c)	$64,235	$39,510	$39,229	$51,919	$40,628
Dividends declared per common share	$1.58	$1.50	$1.42	$0.35	$—
Total enrollment (d)	37,882	36,976	36,309	35,432	36,329

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and current portion of marketable securities	$139,028	$113,626	$121,857	$140,107	$111,869
Working capital (e)	$124,601	$103,227	$103,240	$116,567	$104,163
Total assets	$277,313	$250,355	$251,548	$250,249	$212,888
Long term liabilities	$16,009	$6,437	$12,032	$12,045	$18,945
Shareholders’ equity	$208,292	$197,879	$195,034	$182,019	$152,102

(a)	Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets. Amortization includes amounts related to acquired intangible assets.

(b)
EBITDA consists of income from continuing operations minus other income (expense), net plus income tax expense and plus depreciation and amortization. Other income (expense), net consists primarily of charges related to our credit facility, net of interest income earned on marketable securities. We use EBITDA as a measure of operating performance. However, EBITDA is not a recognized measurement under U.S. generally accepted accounting principles (GAAP) and when analyzing our operating performance, investors should use EBITDA in addition to, and not as an alternative for, net income as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, EBITDA is not intended to be a measure of free cash flow, as it does not consider certain cash requirements such as tax payments.

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

The following table provides a reconciliation of net income to EBITDA:

	Year-Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Income from continuing operations	$42,404	$43,630	$41,837	$41,677	$41,775
Other (income) expense, net	(177)	133	277	108	(392)
Income tax expense	25,980	26,569	25,481	24,434	24,093
Depreciation and amortization	21,343	21,917	22,638	23,908	27,275
EBITDA	$89,550	$92,249	$90,233	$90,127	$92,751

(c)
Free cash flow is derived by deducting capital expenditures from cash flow from operating activities - continuing operations as presented in the statement of cash flows under GAAP. We use free cash flow as one measure to monitor and evaluate performance. However, free cash flow is not a recognized measurement under GAAP, and when analyzing our cash generating ability, investors should use free cash flow in addition to, and not as an alternative for, cash flow from operating activities as determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of free cash flow may not be comparable to similarly titled measures of other companies.

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

The following table provides a reconciliation of cash flow from operating activities to free cash flow:

	Year-Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Net cash provided by operating activities - continuing operations	$85,143	$59,927	$59,522	$70,219	$63,809
Capital expenditures	(20,908)	(20,417)	(20,293)	(18,300)	(23,181)
Free cash flow	$64,235	$39,510	$39,229	$51,919	$40,628

(d)	Total enrollment reflects the total number of learners registered in a Capella University course as of the last day of classes for such periods.

(e)	Working capital is calculated by subtracting total current liabilities from total current assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the consolidated financial statements and the related notes included elsewhere in this report.

Overview
Executive Overview
We are an education services company that seeks to provide the most direct path between learning and employment through our online postsecondary education offerings and through programs to develop job-ready skills for high-demand markets. As of December 31, 2016, our wholly owned subsidiaries included the following:

Post-Secondary Segment

•
Capella University (the University) offers a variety of doctoral, master’s and bachelor’s programs, primarily for working adults, in the following markets: public service leadership, nursing and health sciences, social and behavioral sciences, business and technology, education, and undergraduate studies. We focus on master's and doctoral degrees, with 71% of our learners enrolled in a master’s or doctoral degree program. Our academic offerings are built with competency-based curricula and are delivered in an online format that is convenient and flexible. We design our offerings to help working adult learners develop specific competencies they can employ in their workplace. We actively support and engage with our learners throughout their programs to enhance their prospects for successful program completion. We believe the relevance of our programs, combined with a focus on working adult professionals and offering the most direct path to learners' professional and academic goals, sets Capella University apart in the education space. At December 31, 2016, we offered over 1,940 online courses and 53 academic programs with 153 specializations to nearly 38,000 learners.

•
Sophia Learning, LLC (Sophia) is an innovative learning company which leverages technology to support self-paced learning, including courses eligible for transfer into credit at over 2,000 colleges and universities.

Job-Ready Skills Segment

•
Capella Learning Solutions (CLS) provides online non-degree, high-demand, job-ready skills, training solutions and services to individuals and corporate partners, including RightSkill. RightSkill provides job seekers with unique learning experiences that prepare them for in-demand careers while partnering with employers who are looking for verified, job-ready candidates.

•
Hackbright Academy, Inc. (Hackbright) is a leading software engineering school for women with a mission to close the gender gap in the high-demand software engineering space. Hackbright’s primary offering is an intensive 12-week accelerated software development program for women, together with placement services and coaching. This program is a live, in-person educational experience held in Hackbright’s San Francisco classroom. Hackbright also partners with employers to facilitate alumnae transition from program completion into the workplace.

•
DevMountain, LLC (DevMountain) is a leading software development school with a mission to be the most impactful coding school in the country by offering affordable, high-quality, leading-edge software coding education. DevMountain primarily offers Web Development, iOS Development, and UX Design programs in a 12-week immersive experience. Learners engage in DevMountain courses in-person, at DevMountain’s classrooms in Provo and Salt Lake City, Utah, as well as in DevMountain’s new Dallas, Texas location.

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

•
Capella University total enrollment. Total enrollment at Capella University is a key driver for the Company’s revenue growth as well as operating performance. To achieve total enrollment growth, Capella University must attract new learners and maintain or improve learner persistence. While new enrollment is an early indicator of future growth, early cohort persistence is an indicator of the sustainability of growth. These metrics should be viewed over multiple quarters since quarterly volatility is common. We have consistently improved early cohort persistence over a period of approximately five years, and these persistence improvements carry into later cohorts. This has balanced our total enrollment growth model by reducing the impact of quarterly volatility in new enrollment growth.

In 2016, end-of-period Capella University total enrollment grew by 2.5 percent compared to 1.8 percent in 2015. Total enrollment growth was primarily driven by strong growth in our master's programs and growth in our bachelor's programs, partially offset by total enrollment declines in our doctoral programs. For Capella University, 2016 was our third consecutive year of total enrollment growth and revenue growth, which demonstrates the continuous success and many accomplishments of our Post-Secondary segment.

•
Capella University new enrollment. In 2016, Capella University new enrollment declined by 0.9 percent on an annual basis compared to new enrollment growth of 3.4 percent in the same period in 2015. New enrollment is calculated from the last day a new learner can drop a course without financial penalty. New enrollment trends tend to differ by degree program due to different market dynamics. During 2016, new enrollment declines were driven primarily by our doctoral and master's programs, partially offset by new enrollment growth in our bachelor's programs.

•
Persistence/learner success. Compared to the prior year, Capella University early cohort persistence improved by approximately five percent in 2016, which is the highest early cohort persistence rate observed since we began reporting early cohort persistence rates. Early cohort persistence measures the four-quarter weighted moving average new cohort persistence rate calculated from a learner's first quarter through the start of their fourth quarter of enrollment. We have experienced improvements in early cohort persistence of 21 percent over a period of five years, in large part as a result of our successful execution of strategic, organization-wide learner success initiatives aimed at driving total enrollment growth. This includes investments in infrastructure and actionable analytics capabilities and a marketing strategy focused on attracting the right learners.

As we continue to position Capella University to drive sustainable growth, we are focused on improving learner success rates particularly in the first four quarters of enrollment while maintaining a high standard of academic quality and rigor. The first four quarters of enrollment are particularly critical because learners tend to persist at a very high rate after that period. We continue to increasingly focus on the entire learner lifecycle. Certain initiatives to improve learner success can affect our growth and profitability in the near-term. However, we believe these efforts are in the best interest of our learners and over the long-term will enhance our brand and reputation, which, in turn, positions us for more sustainable long-term growth. Learner success initiatives include the following:

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

•
Doctoral enrollment. During 2016, year-over-year doctoral total enrollment for Capella University declined by 5.5 percent compared to 4.5 percent in 2015. It will take time for our doctoral programs to return to enrollment growth due to a combination of factors, including the extended decision cycles for prospective learners at the doctoral level as well as our continued learner success efforts at the doctoral level.

As part of our doctoral learner success initiative, we are focusing on learners who are not making sufficient and timely academic progress in the comprehensive and dissertation phases of their programs. In our doctoral offering, market demand for professional doctorate programs is currently stronger than for PhD programs. We are supporting the return to doctoral growth by focusing on redesigning our program offerings, improving affordability, and expanding our doctoral portfolio, including creating new professional doctorate programs. The doctoral learner success initiatives and the continued pressure on doctoral enrollment growth are expected to negatively impact our operating performance, including in the near-term.

•
Marketing strategy. During the course of the past few years, we have made significant strides in shifting from a demand driven strategy towards a comprehensive marketing strategy which is focused on building relationships with prospective learners early in their decision cycle. In addition, we are developing opportunities in the employer channel to build brand awareness and differentiation. With our vision of providing the most direct path between learning and employment and our dedication to serving the Job-Ready Skills market, we are changing the conversation with employers and are working to further strengthen and articulate our differentiation.

Our learner-focused marketing strategy, which is designed to attract prospective Capella University learners who are committed to and able to succeed in their academic endeavors, includes:

•	Introducing prospective learners to Capella University with a differentiated message in channels such as mass media and strategic relationships with employers and professional organizations;

•	Connecting with prospective learners by generating and nurturing inquiries through direct media such as natural search, our website, and display media; and

•	Engaging with prospective learners by developing meaningful relationships such as through social media or direct engagement.

Our employer-focused marketing strategy, which is designed to strengthen Capella's differentiation with employers, includes:

•
Offering a platform of capabilities which range from Capella University’s post-secondary degrees to shorter programs in the job-ready skills software engineering and coding area to targeted skill building programs with our RightSkill offerings;

•
Developing new programs such as Capella University’s Workforce Edge, where an employee can earn a degree with little to no out-of-pocket costs when she or he leverages employer tuition reimbursement. This program enables employers to attract, support, and retain more productive employees utilizing a competency-based learning solution; and

•
Leveraging Capella University’s state of the art, competency-based direct assessment programs to offer employers innovative solutions that fit their learning objectives and their budgets and which provide reporting tools to track participants' competency development.

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

In September 2015, we received Higher Learning Commission approval to begin offering the Registered Nurse-to-Bachelor of Science in Nursing (RN-to-BSN) FlexPath program, and learners began enrolling in January 2016. In June 2016, the Department of Education approved the RN-to-BSN program for Title IV eligibility. We have received additional approvals by the Higher Learning Commission for our Master's of Health Administration FlexPath program and the following business certificates: Business Intelligence, Business Management, Entrepreneurship, Management Consulting, and Health Administration, and we have requested approval from the Department of Education for these programs to be eligible to receive federal financial aid under Title IV.

The FlexPath direct assessment model provides an opportunity to expand our served market and drive affordability through lower tuition costs, reduced time to completion, and increased flexibility. Our goal is to ensure learners have the right experience and that we understand what our learners need to succeed. As we continue to learn and gain experience, we will refine the academic model and evolve the business model for FlexPath. At December 31, 2016, approximately 13 percent of total Bachelor's and Master's learners are enrolled in FlexPath courses.

•
CLS offerings. In 2013, the Company introduced the first set of CLS offerings - online training solutions and services to corporate partners. Beginning in 2015, CLS focused its offerings on non-degree, high-demand, job-ready skills and training solutions and services to individuals and corporate partners. During 2017 and beyond, we plan to continue expanding our non-degree online training offerings, primarily through our partnership with CareerBuilder and our RightSkill program offerings.

•
Business Acquisitions. On April 22, 2016, the Company acquired 100 percent of the share capital of Sutter Studios, Inc. d/b/a Hackbright Academy (Hackbright) for approximately $18.0 million in cash. Hackbright is a leading software engineering school for women, with a mission to increase female representation in the technology sector. Hackbright, headquartered in San Francisco, offers in-person, immersive 12-week full-time educational programs in software engineering as well as part-time programs.

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

Capella’s acquisitions of Hackbright and DevMountain will expand the Company's existing business of providing innovative education offerings which provide a more direct path from learning to employment. Hackbright and DevMountain’s operating results have been included in the Company’s consolidated financial statements from the respective dates of the acquisitions.

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

•
Current market and regulatory environment. The environment remains very competitive. We believe our initiatives to improve learner success and innovation in our academic and business model will position us to continue to be a leader in the online postsecondary education market. Additionally, we are working to even more closely align with employers. Developments in the federal regulatory environment impact us as well, including the enacting of Gainful Employment (GE) rules and the reauthorization of the Higher Education Act of 1965, as amended, and the current Department of Education rulemaking processes. Many states have also become more active in regulating online education, especially regarding approval to operate requirements, and enforcement of consumer protection laws by state attorneys general, with a focus on proprietary institutions. While we have a strong track record of regulatory compliance, such actions, even if not directed at Capella University, may result in unforeseen consequences and may make our operating environment more challenging. We continue to make investments and take actions to maintain our consistently high compliance with regulatory requirements.

•
Lease amendments. On August 5, 2016, we entered into an amendment of our lease with Minneapolis 225 Holdings, LLC pursuant to which we renewed and extended our existing lease for premises at 225 South Sixth Street in Minneapolis, Minnesota through October 31, 2028. Renewal terms under the amended lease agreement include a reduction in the area of leased space which we occupy of approximately 64,000 square feet and provide for lease incentives of approximately $13.6 million. The lease incentives, which were paid to us in cash by the lessor, are included within deferred rent on the Consolidated Balance Sheet and will be recognized ratably as a reduction of rent expense over the term of the lease. The agreement allows the Company to extend the lease for up to two additional five-year terms.

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

In January 2017, we received final DTE ratios from the Department of Education for the first measurement year. The DTE ratios we received showed that none of our programs were determined to fail. This is significant because the rules state that a program would be ineligible for Title IV funds in the next year if it Failed in two out of three consecutive years, whereas for a program in the zone, a program would be ineligible for Title IV funds in the next year only if it were in the zone (or Failed) in each of four consecutive years. The DTE ratio information we received reflected one of our programs (the Master's of Science in Marriage and Family Counseling/Therapy program) was in the zone. We have taken and continue to take steps to avoid or mitigate potential adverse consequences of the DTE ratio rules. Despite our efforts, it remains possible that one or more of our programs could be determined to be in the zone or fail in future calculations.

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

•
Current negotiated rulemaking. On October 12, 2016 the Department of Education published final rules related to teacher preparation and the Teacher Education Assistance for College and Higher Education (TEACH) grant requirements for distance education programs. The regulations clarify that institutions that do not have initial teacher licensure programs have no obligation to report anything to any state under the new requirements. The final rules clarify that TEACH Grant funds are specifically available to students enrolled in graduate degree programs (which do not lead to initial teacher licensure) for teachers and others in high-need education fields. The published final rules are effective July 1, 2017. Capella University ended its participation in the TEACH Grant Program effective in October 2016.

In 2014, the Department of Education published a Notice of Proposed Rulemaking (NPRM) indicating its intent to convene a negotiated rulemaking committee on the topics of credit to clock hour conversion, state authorization, cash management, retaking coursework and the definition of adverse credit for PLUS loans. On October 30, 2015, the Department of Education published final rules on cash management, repeat coursework and clock to credit hour conversion. With the exception of a few provisions within the cash management rule that provide an extra year for implementation, the rules generally became effective on July 1, 2016.

The Department of Education released draft rules on July 25, 2016 regarding state authorization of distance education, correspondence and foreign programs. These proposed rules require distance education programs to be authorized in every state and/or participate in a state authorization reciprocity agreement. In 2015, Capella University became an institutional member of SARA (see below). The Department of Education has indicated they plan to issue formal guidance clarifying that SARA meets the definition of state authorization reciprocity agreement as included in the final regulation. Included in the proposed rules are a number of general and individualized disclosures for prospects and learners including how programs are authorized, complaint processes, adverse actions by state and accrediting agencies, and prerequisites for licensure or certification for certain programs. The Company filed comments on the proposed rule, which were due by August 24, 2016.

On October 20, 2015, the Department of Education announced its intention to establish a negotiated rulemaking committee to prepare regulations that determine which acts or omissions of an institution of higher education a borrower may assert as a defense to repayment of a Title IV loan, and the consequences of such borrower defenses for borrowers, institutions and the Department of Education. The Department of Education published final rules on November 1, 2016. The final regulation sets forth expanded criteria, and substantial discretion for the Department of Education, with respect to borrower rights and relief in defense to repayment of Title IV loans. In particular, for recipients of loans disbursed on or after July 1, 2017, the rule permits student loan debt relief, upon borrower application, where there is:

•	State or Federal court or administrative tribunal judgment against a school related to the loan or the educational services for which the loan was made;

•	Breach of contract; or

•	Substantial misrepresentation by the school.

The regulation grants the Department of Education broad discretion to determine whether a school has committed a breach of contract or substantial misrepresentation, to allow group claims, which may include individuals who have not applied to the Department of Education seeking relief, and to determine when to seek recoupment from the school upon loan discharge. In addition, the final rules expand the events triggering a determination that an institution is unable to meet its financial or administrative obligations to include certain automatic triggers, such as failure to satisfy the 90/10 regulation in the most recent fiscal year, a cohort default rate in excess of 30 percent in the two most recent years, and failure to comply with certain SEC requirements, as well as discretionary triggers such as certain federal, and private actions, unspecified dropout rates, unspecified fluctuations in Title IV funding, and actions by the school’s accreditor. In the event of such a triggering event, an institution may become ineligible for Title IV funds or be required to post a letter of credit in the amount of at least 10% of the school’s annual Title IV disbursements for each triggering event, and make disclosure to learners and prospective learners. In addition, the rule increases access to closed school discharges and prohibits the use of pre-dispute arbitration agreements. Finally, the rule makes other conforming and technical changes to repayment plans and loan consolidation. The rule goes into effect July 1, 2017.

•
State Authorization Reciprocity Agreement (SARA). SARA is a nationwide state regulatory initiative intended to make distance education courses more accessible to learners across state lines and make it easier for states to regulate and institutions to participate in interstate distance education. On January 27, 2015, Minnesota joined SARA, and on March 6, 2015, Capella University was approved as an institutional participant in SARA. There are currently 47 SARA member states.

•
Minnesota Office of Higher Education (MOHE). Capella University is registered as a private institution with the MOHE pursuant to Minnesota Statute sections 136A.61-131A.71 as required for most post-secondary private institutions that grant degrees at the associate level or above in Minnesota, and as required by the Higher Education Act to participate in Title IV programs. MOHE is the designated “portal agency” that oversees institutions headquartered in Minnesota that participate in SARA. As the portal agency, MOHE’s responsibilities include coordinating SARA matters for Minnesota and acting as the principal point of contact for resolution of student complaints. On October 13, 2016, Capella University received a request for information from MOHE related to its doctoral programs and complaints filed by doctoral students. According to the request, MOHE is completing program reviews of all online doctoral programs for institutions registered in Minnesota in an effort to better understand the context, background, and issues related to doctoral student complaints. The Company has provided data and information in response to MOHE’s request, and continues to work with MOHE to provide supplemental information in response to this review.

•
Program Participation Agreement. The Department of Education approved Capella University's Program Participation Agreement (PPA) in August 2014. Capella University is fully certified by the Department of Education to participate in Title IV programs through June 30, 2020.

•
Student Loan Cohort Default Rates. To remain eligible to participate in Title IV programs, an educational institution's student loan cohort default rates must remain below certain specified levels. Under current regulations, an educational institution will lose its eligibility to participate in Title IV programs if its three-year measuring period student loan cohort default rate equals or exceeds 30% for three consecutive cohort years, or 40% for any given year. Capella University's three-year cohort default rates for the 2013, 2012, and 2011 cohorts are 6.5%, 8.9%, and 13.0%, respectively. The latest decrease is in part due to our learner success initiatives and our efforts to help our learners make informed financial decisions both during and after the time they are at Capella University, including educating learners about repayment options. The average cohort default rates for proprietary institutions nationally were 15.0%, 15.8%, and 19.1% in cohort years 2013, 2012, and 2011, respectively. The average cohort default rates for all institutions nationally were 11.3%, 11.8%, and 13.7% in cohort years 2013, 2012 and 2011, respectively.

•
Higher Learning Commission. The Higher Learning Commission, Capella University’s accrediting body, is continuously developing new standards and approval processes under which it evaluates programs and institutions. Consistent with that approach, the Higher Learning Commission recently announced policy changes which include giving the Commission more discretion to designate institutions to be in "financial distress” or under "government investigation;” these designations could impact future accreditation status. The Company filed comments to the proposed policy changes on August 1. On August 31, 2016, the Commission adopted the policy changes with minor revisions, leaving in place broad provisions which enable the Commission to designate institutions as in "financial distress" or under "government investigation." Receipt of these designations could impact future accreditation status and eligibility for Title IV aid under the Department of Education’s new “financial responsibility” triggers. While the Company believes its strong reputation and compliance record will continue to place it in favorable standing under the new policy, there is sufficient breadth and discretion within the policy such that government investigation, litigation, as well as financial or other circumstances could result in an impact to our business from the application of the policies.

Overview of Revenues and Expenses
Revenues. Revenues consist principally of tuition. During each of the years ended 2016, 2015, and 2014 tuition represented approximately 97.5%, 99.0%, and 98.6% of our revenues, respectively. Factors affecting our revenues include: (i) the number of enrollments; (ii) the number of courses per learner; (iii) our degree and program mix; (iv) the number of programs and specializations we offer; (v) annual tuition adjustments; and (vi) the amount of scholarships, tuition discounts, and learner success grants offered to learners.

Enrollments for a particular time period are defined as the number of learners registered in a course on the last day of classes within that period. We offer monthly start options for newly enrolled learners. Learners who start their GuidedPath program in the second or third month of a quarter transition to a quarterly schedule beginning in their second quarter. Enrollments are a function of the number of continuing learners at the beginning of each period and new enrollments during the period, which are offset by graduations, withdrawals and inactive learners during the period. Inactive learners for a particular period include learners who are not registered in a class and, therefore, are not generating revenues for that period, but who have not withdrawn from Capella University. We believe that our enrollments are influenced by the attractiveness of our program offerings and learning experience, the effectiveness of our marketing and recruiting efforts, the quality of our faculty, the number of programs and specializations we offer, the availability of federal and other funding, the length of our educational programs, the seasonality of our enrollments, general economic conditions, and the regulatory environment.

The following is a summary of our Capella University learners as of the last day of classes for the years ended December 31, 2016, 2015, and 2014:

	Year-Ended December 31,
	2016	2015	2014
Doctoral	9,110	9,645	10,100
Master’s	17,865	16,882	15,700
Bachelor’s	9,791	9,454	9,500
Other	1,116	995	1,009
Total	37,882	36,976	36,309

Tuition and fees. Capella University's overall tuition rates vary by discipline, length of program, and degree level.

Learners in our GuidedPath credit hour programs are charged tuition on a per course or per term basis. Per course prices vary by discipline, number of credit hours, and degree level. Per course prices for bachelor's level GuidedPath credit hour programs ranged from approximately $1,400 to $1,700 for the 2016-2017 academic year (the academic year that began in July 2016) and from $1,400 to $1,700 for the 2015-2016 academic year (the academic year that began in July 2015). Per course prices for master's level GuidedPath credit hour programs ranged from approximately $1,700 to $2,700 for the 2016-2017 academic year, and from $1,600 to $2,600 for the 2015-2016 academic year. Per course prices for doctoral level GuidedPath credit hour programs ranged from approximately $2,800 to $4,400 for the 2016-2017 academic year, and from $2,600 to $4,400 for the 2015-2016 academic year.

Learners in select doctoral programs are charged tuition at a fixed quarterly amount, regardless of the number of courses for which the learner registers. Quarterly tuition rates ranged from approximately $4,300 to $4,700 per quarter for the 2016-2017 academic year and from $4,300 to $4,700 per quarter for the 2015-2016 academic year.

Tuition for FlexPath master's and bachelor's programs is a flat amount per each 12 week subscription period. There is no maximum course load during each subscription period, however a maximum of two FlexPath courses can be taken at any one time. Tuition for bachelor's level FlexPath programs was $2,200 to $2,500 per 12 week subscription period in the 2016-2017 academic year, and $2,000 to $2,500 per 12 week subscription period in the 2015-2016 academic year. Tuition for master's level FlexPath programs was $2,400 per 12 week subscription period for the 2016-2017 academic year and ranged from $2,200 to $2,400 per 12 week subscription period for the 2015-2016 academic year.

“Other” in the preceding enrollment table primarily includes learners enrolled in certificate programs. Learners in credit hour certificate programs are charged tuition on a per course basis, which varies by discipline and the number of credit hours. Per course prices for certificate programs ranged from approximately $1,200 to $4,100 for the 2016-2017 academic year and from $1,600 to $4,000 for the 2015-2016 academic year. Tuition for FlexPath certificate programs was $2,400 per 12 week subscription period for the 2016-2017 academic year and $2,200 for the 2015-2016 academic year.

Year over year tuition increases are specific to the program or specialization and depend on market conditions, program differentiation or changes in operating costs that have an impact on price adjustments of individual programs or specializations. Capella University implemented a weighted average tuition increase of approximately 2% for the 2016-2017 academic year. The University’s website, www.capella.edu, provides additional details regarding tuition costs and credits required by individual degree. These program costs will vary by learner based upon the program and specialization selected, the number of courses taken per quarter and the number of transfer credits earned.

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

A large portion of our learners rely on funds received under various government-sponsored student financial aid programs - predominantly Title IV programs - to pay a substantial portion of their tuition and other education-related expenses. During the years ended December 31, 2016, 2015, and 2014, approximately 77%, 75%, and 77%, respectively, of Capella University revenues (calculated on a cash basis) were attributable to funds derived from Title IV programs. In addition to Title IV funding, our learners receive financial aid from other governmental sources, tuition reimbursement from their employers or the Department of Defense or finance their education with their own funds or through private financing institutions.

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

•
Marketing and promotional. Marketing and promotional expenses primarily consist of costs related to marketing activities to build Capella's brand, increase awareness and consideration by prospective learners, and generate inquiries for enrollment. These marketing activities include costs for advertising, participation in seminars and trade shows, compensation for marketing personnel and development of key marketing relationships with corporate, healthcare, armed forces, government and educational organizations. Marketing and promotional expenses also include an allocation of facility, depreciation and amortization, and information technology costs that are attributable to marketing and promotional efforts. Our marketing and promotional expenses are generally affected by the cost of advertising media, the efficiency of our marketing efforts, salaries and benefits for our business-to-business sales personnel, brand spending, and the number of advertising initiatives for new and existing academic programs.

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

Other income (expense), net. Other income (expense), net consists primarily of interest income earned on cash, cash equivalents and marketable securities, charges related to our credit facility and costs related to our limited partnership investments.

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

We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition. Tuition revenue represented approximately 97.5%, 99.0%, and 98.6% of the Company's revenues recognized for each of the years ended December 31, 2016, 2015, and 2014, respectively. GuidedPath (traditional credit-hour) course tuition revenue is deferred and recognized as revenue ratably over the period of instruction, which is generally from one and a half to three months. Revenue derived from course resource fees is recognized in a manner consistent with tuition revenue. If a GuidedPath learner withdraws or drops a course, we follow the University refund policy, which generally is: 100 percent refund through five days, 75 percent refund from six to twelve days, and zero percent refund for the remainder of the period. The refund policy varies slightly for learners within certain states due to state rules or regulations. FlexPath learners receive a 100 percent refund through the 12th calendar day of the course for their first billing session only and a zero percent refund after that date and for all subsequent billing sessions. We do not recognize revenue for learners who enroll but never engage in the courseroom. Refunds are recorded as a reduction of revenue in the period that the learner withdraws from a course. When we are required to return Title IV funds to the Department of Education, the learner is not released from his or her payment obligation to the University.

Beginning in fiscal year 2016, we began recording revenue for learners who drop all courses or withdraw from the University with an unpaid tuition balance at the time of cash collection. This change is consistent with the Company's belief that such unpaid balances do not meet the threshold of reasonable collectability that must be met in order to recognize revenue. During the period in which a learner drops all courses or withdraws from the University prior to finalizing coursework, no additional revenue will be recognized until payment is received from the learner. This change did not have a material impact on our revenues or results of operations during the year-ended December 31, 2016, and is not expected to have a material impact on revenues or results of operations in subsequent periods.

Residency tuition revenue is recognized over the length of each residency, which ranges from three to 42 days.

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

During the years ended December 31, 2016, 2015, and 2014, we recognized bad debt expense of $10.7 million, $14.3 million, and $14.8 million, respectively. As of December 31, 2016 and 2015, the allowance for doubtful accounts was $6.7 million and $6.3 million, respectively, which represented 24.4% and 27.1% of gross accounts receivable as of the respective dates. A one percent change in our allowance for doubtful accounts as a percentage of gross accounts receivable as of December 31, 2016 would have resulted in a change in pre-tax income of $0.3 million.

Other than the bad debt expense impact of the 2016 change in revenue recognition policy for learners who drop all courses or withdraw from the University with an unpaid tuition balance, we have not made any material changes in the accounting methodology we use to estimate our allowance for doubtful accounts during the past three fiscal years; however, we routinely evaluate our estimation methodology for adequacy and modify it as necessary. In doing so, we believe our allowance for doubtful accounts reflects the amount of receivables that will become uncollectible by considering our most recent collections experience, changes in trends and other relevant factors.

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

Share-based compensation. Our outstanding share-based payment awards consist of market stock units (MSUs), stock options, restricted stock units (RSUs), and performance-based restricted stock units. We measure and recognize compensation expense for stock options and RSU awards made to employees and directors based on estimated fair values of the share award on the date of grant. We recognize share-based compensation expense for MSU awards using the straight-line method, over the period that the awards are expected to vest, and share-based compensation expense for performance-based restricted stock units awards is determined based on the expected payout of the award.

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

The fair value of our service-based stock options is estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year-Ended December 31,
	2016	2015	2014
Weighted-average exercise price (1)	$45.46	$65.40	$64.82
Expected life (in years) (2)	4.60	4.56	4.53
Expected volatility (3)	37.62%	42.35%	41.76%
Risk-free interest rate (4)	1.18%	1.46%	1.37%
Dividend yield (5)	3.84%	2.53%	2.16%
Weighted-average fair value of options granted	$10.45	$19.46	$19.52

(1)	The weighted-average exercise price is equal to the Company's weighted-average stock price as of the grant date during each of the respective years.

(2)	The expected life of our options granted during the years ended December 31, 2016, 2015, and 2014 is based upon our historical stock option exercise, forfeiture, and expiration activity.

(3)
The expected volatility assumption for the years ended December 31, 2016, 2015, and 2014 is based upon the Company's historical stock price for a period commensurate with the expected life of the options.

(4)	The risk-free interest rate assumption is based upon the U.S. Treasury zero coupon yield curve on the grant date for a maturity similar to the expected life of the options.

(5)	The dividend yield assumption is based on our history and expectation of regular dividend payments.

During the year ended December 31, 2016, the Company granted performance-based RSUs to certain employees. The fair value of the performance-based restricted stock units is based upon the closing market price of the Company's common stock on the grant date. The performance-based RSUs will vest if, at the end of the performance period, the Company has achieved certain revenue and operating income targets and the employee remains employed by the Company. At the grant date, the Company believed it was probable that the established targets would be met and thus compensation cost recognized over the service period. The number of performance-based RSUs issued to employees at the vesting date will vary based on actual revenue and operating income performance.

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

The following table illustrates how changes to the Black-Scholes option pricing model assumptions would affect the weighted-average fair values as of the grant date for grants made during fiscal year 2016:

	Expected Volatility
Expected Life (Years)	32.6%	37.6%	42.6%
4.1	$8.55	$10.08	$11.60
4.6	$8.80	$10.45	$11.96
5.1	$9.01	$10.65	$12.26

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

Goodwill and Intangible Assets. Intangible assets are initially recorded at their estimated fair values at the date of acquisition, while goodwill represents the excess of the purchase price of an acquired business over the fair value assigned to the underlying assets acquired and liabilities assumed. At the time of an acquisition, goodwill and intangible assets are allocated to reporting units. Management identifies its reporting units by assessing whether the components of its operating segments constitute businesses for which discrete financial information is available and management regularly reviews the operating results of those components. We assess goodwill and indefinite-lived intangible assets annually for impairment on the first day of the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. Finite-lived intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

During the second quarter of 2016, the Company completed the acquisitions of Hackbright and DevMountain for $18.0 million and $15.0 million in cash paid at closing, respectively. Refer to Footnote 14 - Acquisitions within the footnotes to our Consolidated Financial Statements included within this annual report on Form 10-K, for additional detail surrounding the acquisitions and the associated purchase price allocations. All of the goodwill and intangible assets recognized in connection with these acquisitions have been assigned to the Coding Schools reporting unit and reported within the Job-Ready Skills reportable segment. For goodwill impairment assessment purposes, the Company collectively refers to Hackbright and

DevMountain as the Coding Schools reporting unit. The Company currently has no other reporting units with goodwill or intangible assets.

In conducting our annual impairment test for goodwill, we first evaluate the likelihood of impairment by considering qualitative factors relevant to the reporting unit, such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and any other factors that have a significant bearing on fair value. Based on this analysis, if we determine that it is more likely than not that goodwill is impaired, we apply quantitative testing methodologies. If we proceed with a quantitative goodwill impairment evaluation, the testing methodologies include assessing goodwill for impairment at the reporting unit level by applying a two-step test. In the first step, we compare the fair value of the reporting unit to the carrying value of its net assets. Fair value is generally determined using a discounted cash flow approach, incorporating assumptions regarding future cash flow projections and discount rates. If, based on this analysis, the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and no further testing is required. However, if the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, we perform a second step to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. An impairment loss is recognized to the extent the implied fair value of the goodwill is less than the carrying amount of the goodwill.

The Company completed a qualitative impairment assessment over goodwill for the Coding Schools reporting unit using the first day of the fourth quarter of 2016 as the assessment date, and did not identify any impairment indicators for the year-ended December 31, 2016 based on the results of the qualitative analysis. The Company opted to perform a qualitative impairment assessment over goodwill, rather than a quantitative impairment assessment, due to the Company’s belief that no impairment indicators or other changes in circumstances have occurred between the acquisition dates and the assessment date that would lead us to believe that the carrying amount of goodwill recorded on the Consolidated Balance Sheet is impaired or has changed significantly since the initial purchase price allocation.

In conducting our annual impairment test for indefinite-lived intangible assets, we first evaluate the likelihood of impairment by considering qualitative factors relevant to the reporting unit, such as macroeconomic conditions, industry and market considerations, cost factors and financial performance relevant to the asset being tested, and any other factors that have a significant bearing on fair value, such as royalty rates. Based on this analysis, if we determine that it is more likely than not that the indefinite-lived intangible assets are impaired, we apply quantitative testing methodologies. If performed, the quantitative impairment test compares the fair value to the carrying value of the indefinite-lived intangible asset. Fair value is generally determined using a discounted cash flow approach, using the relief from royalty method. This method incorporates assumptions regarding future sales projections, discount and royalty rates. If, based on this analysis, carrying value exceeds fair value, the indefinite-lived intangible asset is considered impaired and an impairment charge is recorded to the extent that fair value is less than carrying value.

The Company completed a qualitative impairment assessment over indefinite-lived intangible assets using the first day of the fourth quarter of 2016 as the assessment date, and did not identify any impairment indicators for the year-ended December 31, 2016 based on the results of the qualitative analysis.

Finite-lived intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of finite-lived intangible assets is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered not recoverable, a potential impairment loss would be recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally determined using a discounted cash flow approach.

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

At December 31, 2016, the Company has net operating loss carryforwards of $2.6 million for U.S. federal and state income tax purposes, obtained in the Hackbright acquisition, that expire beginning in 2035.

Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Consequently, the Company's net operating loss carryforward related to the Hackbright acquisition may be subject to annual limitations under Section 382.

We regularly assess the likelihood that our deferred tax assets will be recovered in the future. A valuation allowance is recorded to the extent we conclude a deferred tax asset will not more likely than not be realized. We consider all positive and negative evidence related to the realization of the deferred tax assets in assessing the need for a valuation allowance. If we determine we will not realize all or part of our deferred tax assets, adjustments to the deferred tax assets are charged to earnings in the period such determinations were made.

The valuation allowance for deferred tax assets as of December 31, 2016 and 2015 was $6.5 million and $0.1 million, respectively. The valuation allowance established during the current year was related to the capital loss generated by the divestiture of Arden University. The Company concluded that it was more likely than not that the deferred tax asset for the capital loss carryforward would not be realized due to a lack of history of recognizing capital gains.

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

At December 31, 2016, our net deferred tax asset was $1.9 million. The valuation allowance of $6.5 million primarily relates to our capital loss carryforward deferred tax asset which is not expected to be utilized in the future.

We are subject to U.S. federal and various state jurisdictions. During 2016, state income tax audits for Illinois tax years 2012 and 2013 and Minnesota tax years 2012-2014 were completed. There were no significant findings from the Illinois audit. The state of Minnesota adjusted the 2012-2014 tax calculations, resulting in a $79 thousand income tax and interest charge. Also during 2016, the state of New York commenced an income tax audit for tax years 2012-2014. No other income tax audits are ongoing or pending as of December 31, 2016.

For U.S. federal tax purposes, the statute of limitations remains open on tax years from 2013. For state purposes, the statue of limitations varies by jurisdiction, but is generally from three to five years.

We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. As of December 31, 2016, we had $22 thousand of total gross unrecognized tax benefits. Of this total, $15 thousand (net of the federal benefit on state issues), represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

We continue to recognize interest and penalties related to uncertain tax positions in income tax expense. We recognized $1 thousand, $2 thousand, and $2 thousand in interest and penalties related to uncertain tax positions in income tax expense during the years ended December 31, 2016, 2015, and 2014, respectively.

We do not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months. In the fourth quarter of 2016, the statute of limitations expired on approximately $5 thousand in unrecognized tax benefits related to state issues from tax year 2012. In the fourth quarter of 2017, the statute of limitations will expire on approximately $2 thousand in unrecognized tax benefits related to state issues from tax year 2013.

Results of Operations
Year-Ended December 31, 2016 Compared to Year-Ended December 31, 2015
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the year-ended December 31, 2016 compared to the year-ended December 31, 2015.

	Year-Ended December 31,
	$ (in thousands)		$ Change	% Change	% of Revenue
	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
Revenues	$429,390	$416,548	$12,842	3.1%	100.0%	100.0%	—%
Costs and expenses:
Instructional costs and services	185,995	182,883	3,112	1.7	43.3	43.9	(0.6)
Marketing and promotional	103,458	99,629	3,829	3.8	24.1	23.9	0.2
Admissions advisory	29,292	28,206	1,086	3.9	6.8	6.8	—
General and administrative	42,438	35,498	6,940	19.6	9.9	8.5	1.4
Total costs and expenses	361,183	346,216	14,967	4.3	84.1	83.1	1.0
Operating income	68,207	70,332	(2,125)	(3.0)	15.9	16.9	(1.0)
Other income (expense), net	177	(133)	310	(233.1)	—	—	0.0
Income from continuing operations before income taxes	68,384	70,199	(1,815)	(2.6)	15.9	16.9	(1.0)
Income tax expense	25,980	26,569	(589)	(2.2)	6.1	6.4	(0.3)
Effective tax rate	38.0%	37.8%
Income from continuing operations	$42,404	$43,630	$(1,226)	(2.8)%	9.9%	10.5%	(0.6)%
Income (loss) from discontinued operations, net of tax	565	(3,442)	4,007	(116.4)%	0.1%	(0.8)%	0.9%
Net Income	$42,969	$40,188	$2,781	6.9%	10.0%	9.6%	0.4%

	December 31,
Capella University Enrollment by Degree (a):	2016	2015	% Change
Doctoral	9,110	9,645	(5.5)%
Master's	17,865	16,882	5.8%
Bachelor's	9,791	9,454	3.6%
Other	1,116	995	12.2%
Total	37,882	36,976	2.5%

(a) Enrollment as of December 31, 2016 and 2015 is the enrollment as of the last day of classes for the quarter ended December 31, 2016 and 2015, respectively. Quarterly average total Capella University enrollment increases were 2.5 percent and 3.7 percent for the years-ended December 31, 2016 and 2015, respectively.

Revenues. The increase in revenues in 2016 compared to 2015 was primarily related to an increase in the quarterly average total Capella University enrollments of 2.5 percent during 2016 compared to 2015, weighted average tuition price increases of approximately two percent implemented in July 2016, additional revenues arising from fees for course resources available to Capella University learners, and revenues generated from the Hackbright and DevMountain businesses. The overall increase was partially offset by a larger proportion of master's and bachelor's learners who generate less revenue per learner than doctoral learners, the change in revenue recognition policy related to learners who drop all courses or withdraw from the University with an unpaid tuition balance, and an increase in discounts and grants to support our initiatives to improve learner success and drive persistence.

Instructional costs and services expenses. Instructional costs and services expenses increased compared to the prior year primarily as a result of operating expenses from Hackbright and DevMountain now included in year-to-date results, increased course material expenses for additional learner resources and increases in amounts earned under management incentive plans. As a percent of revenues, instructional costs and services expenses decreased as a result of decreased staffing levels and a decrease in bad debt expense primarily as a result of the change in revenue recognition policy related to learners who drop all courses or withdraw from the University with an unpaid tuition balance.

Marketing and promotional expenses. Marketing and promotional expenses, and marketing and promotional expenses as a percent of revenues, increased compared to the prior year primarily due to additional employee expenses as a result of increased Capella University staffing levels to support new marketing initiatives, operating expenses from Hackbright and DevMountain now included in year-to-date results, and investments in our CLS business to bring new products to market.

Admissions advisory expenses. Admissions advisory expenses increased compared to the prior year primarily due to increased employee expenses driven by increases in enrollment services and admissions staffing levels to support Capella University total enrollment growth. As a percent of revenue, admissions advisory expenses was flat.

General and administrative expenses. General and administrative expenses, and general and administrative expenses as a percent of revenues, increased compared to the prior year primarily due to operating expenses from Hackbright and DevMountain now included in year-to-date results, increased incentive compensation expense, and acquisition-related costs of $1.4 million. The overall increase was partially offset by lower share-based compensation expense.

Other income (expense), net. Other income (expense), net was $0.2 million of income and $0.1 million of expense for the years ended December 31, 2016 and December 31, 2015, respectively. The increase in other income was primarily the result of higher interest income from our investments in cash equivalents and marketable securities due to rising interest rates.

Income tax expense. Our effective tax rate increased compared to the prior year primarily as a result of nondeductible transactions costs related to the Hackbright acquisition.

Income (loss) from discontinued operations, net of tax. Income from discontinued operations, net of tax, for 2016 is primarily attributable to the gain recognized on sale of Arden University of $4.1 million, partially offset by the net losses arising from the operation of Arden University through the date of sale. Beginning in the first quarter of 2016 and through the date of sale of the business, the assets and liabilities of Arden University were considered to be held for sale, and the business was presented as discontinued operations within the financial statements and footnotes for all periods presented.

Year-Ended December 31, 2015 Compared to Year-Ended December 31, 2014
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the year-ended December 31, 2015 compared to the year-ended December 31, 2014.

	Year-Ended December 31,
	$ (in thousands)		$ Change	% Change	% of Revenue
	2015	2014	2015 vs. 2014		2015	2014	2015 vs. 2014
Revenues	$416,548	$408,244	$8,304	2.0%	100.0%	100.0%	—%
Costs and expenses:
Instructional costs and services	182,883	178,338	4,545	2.5	43.9	43.7	0.2
Marketing and promotional	99,629	95,500	4,129	4.3	23.9	23.4	0.5
Admissions advisory	28,206	27,060	1,146	4.2	6.8	6.6	0.2
General and administrative	35,498	37,061	(1,563)	(4.2)	8.5	9.1	(0.6)
Lease amendment charges	—	2,690	(2,690)	(100.0)	—	0.7	(0.7)
Total costs and expenses	346,216	340,649	5,567	1.6	83.1	83.4	(0.3)
Operating income	70,332	67,595	2,737	4.0	16.9	16.6	0.3
Other expense, net	(133)	(277)	144	(52.0)	—	(0.1)	0.1
Income from continuing operations before income taxes	70,199	67,318	2,881	4.3	16.9	16.5	0.4
Income tax expense	26,569	25,481	1,088	4.3	6.4	6.2	0.2
Effective tax rate	37.8%	37.9%
Income from continuing operations	$43,630	$41,837	$1,793	4.3%	10.5%	10.2%	0.3%
Loss from discontinued operations, net of tax	(3,442)	(3,894)	452	(11.6)%	(0.8)%	(1.0)%	0.2%
Net Income	$40,188	$37,943	$2,245	5.9%	9.6%	9.3%	0.3%

	December 31,
Capella University Enrollment by Degree (a):	2015	2014	% Change
Doctoral	9,645	10,100	(4.5)%
Master's	16,882	15,700	7.5%
Bachelor's	9,454	9,500	(0.5)%
Other	995	1,009	(1.4)%
Total	36,976	36,309	1.8%

(a) Enrollment as of December 31, 2015 and 2014 is the enrollment as of the last day of classes for the quarter ended December 31, 2015 and 2014, respectively. Quarterly average total Capella University enrollment increases were 3.7 percent and 0.6 percent for the years ended December 31, 2015 and 2014, respectively.

Revenues. The increase in revenues in 2015 compared to 2014 was primarily related to an increase in the quarterly average total Capella University enrollments of 3.7 percent during 2015 compared to 2014, average tuition price increases of approximately two percent implemented in July 2015, and an overall increase in average courses per learner. The overall increase was partially offset by a larger proportion of master's learners who generate less revenue per learner than doctoral learners, an increase in discounts and grants to support our initiatives to improve learner success and drive persistence and a decrease in non-Capella University revenues.

Instructional costs and services expenses. Instructional costs and services expenses, and instructional costs and services expenses as a percent of revenues, increased compared to the prior year primarily due to increased staffing levels to support our initiatives to improve learner success and drive total enrollment growth and higher bookstore fees.

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

Other expense, net. Other expense, net was $0.1 million and $0.3 million for the years ended December 31, 2015 and December 31, 2014, respectively. The decrease in other expense was primarily the result of higher interest income due to an increase in amounts invested in marketable securities during 2015.

Income tax expense. Our effective tax rate decreased compared to the prior year primarily as a result of an increase in tax exempt interest earned on our investments in municipal securities.

Loss from discontinued operations, net of tax. Loss from discontinued operations, net of tax is comprised of the net losses arising from the operation of Arden University. Beginning in the first quarter of 2016 and through the date of sale of the business, the assets and liabilities of Arden University were considered to be held for sale, and the business was presented as discontinued operations within the financial statements and footnotes for all periods presented.

Analysis of Results of Operations by Reportable Segment

Year-Ended December 31, 2016 Compared to Year-Ended December 31, 2015

The following selected financial data illustrates our revenues and operating results by reportable segment for the year-ended December 31, 2016 compared to the year-ended December 31, 2015.

	Year-Ended December 31,
	$ (in thousands)		$ Change	% Change	% of Revenue
$ in thousands	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
Revenues
Post-Secondary	$424,085	$415,964	$8,121	2.0%	98.8%	99.9%	(1.1)%
Job-Ready Skills	5,305	584	4,721	808.4	1.2	0.1	1.1%
Consolidated revenues	429,390	416,548	12,842	3.1	100.0	100.0	—%
Operating income (loss)
Post-Secondary	$76,935	$73,248	$3,687	5.0%	17.9%	17.6%	0.3%
Job-Ready Skills	(8,728)	(2,916)	(5,812)	199.3	(2.0)	(0.7)	(1.3)%
Consolidated operating income	68,207	70,332	(2,125)	(3.0)	15.9	16.9	(1.0)%
Other income (expense), net	177	(133)	310	(233.1)	—	—	—%
Income from continuing operations before income taxes	$68,384	$70,199	$(1,815)	(2.6)%	15.9%	16.9%	(1.0)%

Post-Secondary. Post-Secondary segment revenues increased $8.1 million, or 2.0 percent, during the year-ended December 31, 2016 compared to the year-ended December 31, 2015. The increase in revenues was primarily attributable to Capella University quarterly average total enrollment growth of 2.6 percent. Additionally, Capella University weighted average tuition price increases of approximately two percent, which were implemented in July 2016, as well as continued growth in our FlexPath programs and additional revenues arising from fees for course resources available to Capella University learners, contributed to the increase in Post-Secondary segment revenues. The overall increase in Post-Secondary revenues was partially offset by a larger proportion of master's and bachelor's learners enrolled in our post-secondary, degree granting programs at Capella University who generate less revenue per learner than our doctoral learners, along with the change in revenue recognition policy related to learners who drop all courses or withdraw from the University with an unpaid tuition balance.

For the year-ended December 31, 2016, operating income for the Post-Secondary segment increased by $3.7 million, or 5.0 percent, compared to the year-ended December 31, 2015. The increase in segment operating income was primarily attributable to an increase in Capella University revenues arising from total enrollment growth and tuition price increases, partially offset by an overall increase in Capella University operating expenses mostly attributable to an increase in general and administrative expenses which was driven by increased incentive compensation expense.

Job-Ready Skills. Job-Ready Skills segment revenues increased $4.7 million during the year-ended December 31, 2016 compared to the year-ended December 31, 2015. The increase in revenues during the year-ended December 31, 2016 is primarily attributable to incremental revenues generated from the operations of Hackbright and DevMountain, which were both acquired during the second quarter of 2016.

For the year-ended December 31, 2016, the operating loss for the Job-Ready Skills segment increased by $5.8 million compared to the year-ended December 31, 2015. The increase in operating loss is primarily attributable to transaction costs of $1.4 million incurred during the year-ended December 31, 2016 in connection with the acquisitions of Hackbright and DevMountain, incremental operating expenses related to the day-to-day operations of these newly acquired businesses which were not incurred in the prior year periods, and increased instructional costs and services and marketing and promotional expenses at CLS as the business continues to develop and expand its non-degree, high-demand, job-ready skills training solutions and services. The overall increase in Job-Ready Skills segment operating loss was partially offset by the incremental revenues generated from the operations of Hackbright and DevMountain during the year-ended December 31, 2016.

Year-Ended December 31, 2015 Compared to Year-Ended December 31, 2014

	Year-Ended December 31,
	$ (in thousands)		$ Change	% Change	% of Revenue
$ in thousands	2015	2014	2015 vs. 2014		2015	2014	2015 vs. 2014
Revenues
Post-Secondary	$415,964	$404,675	$11,289	2.8%	99.9%	99.1%	0.8%
Job-Ready Skills	584	3,569	(2,985)	(83.6)	0.1	0.9	(0.8)%
Consolidated revenues	416,548	408,244	8,304	2.0	100.0	100.0	—%
Operating income (loss)
Post-Secondary	$73,248	$68,234	$5,014	7.3%	17.6%	16.7%	0.9%
Job-Ready Skills	(2,916)	(639)	(2,277)	356.3	(0.7)	(0.2)	(0.5)%
Consolidated operating income	70,332	67,595	2,737	4.0	16.9	16.6	0.3%
Other expense, net	(133)	(277)	144	(52.0)	—	(0.1)	0.1%
Income from continuing operations before income taxes	$70,199	$67,318	$2,881	4.3%	16.9%	16.5%	0.4%

Post-Secondary. Post-Secondary segment revenues increased $11.3 million, or 2.8 percent, during the year-ended December 31, 2015 compared to the year-ended December 31, 2014. The increase in revenues was primarily attributable to Capella University quarterly average total enrollment growth of 3.7 percent. Additionally, Capella University weighted average tuition price increases of approximately two percent, which were implemented in July 2015, as well as continued growth in our FlexPath programs and higher bachelor's and master's courses per learner, contributed to the year-over-year increases in Post-Secondary segment revenues. The overall increase in Post-Secondary revenues was partially offset by a larger proportion of master's learners enrolled in our post-secondary, degree granting programs at Capella University who generate less revenue per learner than our doctoral learners, and an increase in discounts granted to learners as a percentage of revenues.

For the year-ended December 31, 2015, operating income for the Post-Secondary segment increased by $5.0 million, or 7.3 percent, compared to the year-ended December 31, 2014. The increase in segment operating income was primarily attributable to an increase in Capella University revenues arising from total enrollment growth, persistence improvements and tuition price increases, partially offset by an overall increase in Capella University operating expenses mostly related to increases in instructional costs and services and marketing and promotional expenses, which was driven by increased staffing levels in those areas of the business.

Job-Ready Skills. Job-Ready Skills segment revenues decreased $3.0 million during the year-ended December 31, 2015 compared to the year-ended December 31, 2014. The decrease in segment revenues during the year-ended December 31, 2015 is primarily attributable to the expiration of legacy employer solutions agreements during 2014 as the Company enhanced its Job-Ready skills offerings to focus on innovative programs such as RightSkill and other employer solutions throughout 2015.

For the year-ended December 31, 2015 the operating loss for the Job-Ready Skills segment increased by $2.3 million compared to the year-ended December 31, 2014. The increase in segment operating loss is primarily attributable to decreased revenues driven by a shift in the overall strategic vision of the Job-Ready Skills segment as well as additional costs incurred to support strategic investments associated with new employer solutions projects, including the RightSkill partnership with CareerBuilder, and impairment of employer solutions program development costs.
Quarterly Results and Seasonality
The following tables set forth certain unaudited financial and operating data each quarter during the years ended December 31, 2016 and 2015. The unaudited information reflects all adjustments, which include only normal and recurring GAAP adjustments, necessary to present fairly the information shown.

	First	Second	Third	Fourth	Total
	(in thousands, except enrollment and per share data)
2016
Revenues	$105,448	$106,725	$105,909	$111,308	$429,390
Operating income	16,527	18,072	15,348	18,260	68,207

Income from continuing operations	$10,276	$11,074	$9,587	$11,467	$42,404
Income (loss) from discontinued operations, net of tax	(978)	(1,379)	2,963	(41)	565
Net income	$9,298	$9,695	$12,550	$11,426	$42,969
Basic net income (loss) per common share:
Continuing operations	$0.87	$0.95	$0.83	$1.00	$3.65
Discontinued Operations	(0.08)	(0.12)	0.26	(0.01)	0.05
Basic net income per common share	$0.79	$0.83	$1.09	$0.99	$3.70
Diluted net income (loss) per common share:
Continuing operations	$0.86	$0.93	$0.81	$0.97	$3.58
Discontinued Operations	(0.08)	(0.11)	0.25	—	0.04
Diluted net income per common share	$0.78	$0.82	$1.06	$0.97	$3.62

Total enrollment	38,503	38,231	37,708	37,882	37,882

2015
Revenues	$105,701	$104,584	$100,134	$106,129	$416,548
Operating income	17,610	18,059	14,131	20,532	70,332

Income from continuing operations	$10,937	$11,198	$8,802	$12,693	$43,630
Income (loss) from discontinued operations, net of tax	(900)	(867)	(630)	(1,045)	(3,442)
Net income	$10,037	$10,331	$8,172	$11,648	$40,188
Basic net income (loss) per common share:
Continuing operations	$0.89	$0.92	$0.73	$1.07	$3.61
Discontinued Operations	(0.07)	(0.07)	(0.05)	(0.09)	(0.28)
Basic net income per common share	$0.82	$0.85	$0.68	$0.98	$3.33
Diluted net income (loss) per common share:
Continuing operations	$0.88	$0.90	$0.72	$1.05	$3.55
Discontinued Operations	(0.08)	(0.07)	(0.05)	(0.09)	(0.28)
Diluted net income per common share	$0.80	$0.83	$0.67	$0.96	$3.27

Total enrollment	37,536	37,346	36,683	36,976	36,976

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

Liquidity and Capital Resources
Liquidity
We financed our operating activities and capital expenditures during the years ended December 31, 2016, 2015, and 2014 primarily through cash provided by operating activities. Our cash, cash equivalents, and current portion of marketable securities were $139.0 million and $113.6 million at December 31, 2016 and 2015, respectively. Our cash, cash equivalents, and marketable securities increased primarily due to cash provided by operating activities and cash proceeds from the sale of Arden University, partially offset by cash used in investing activities related to capital expenditures and the acquisitions of Hackbright and DevMountain as well as cash used in financing activities related to payment of dividends and share repurchases.

On December 18, 2015, the Company entered into an amended and restated credit facility (the Facility). The restated agreement provides the Company with a committed $100.0 million revolving credit facility borrowing capacity with Bank of America, N.A., and certain other lenders, with an increase option of an additional $50.0 million. The Company's obligations under the Facility are guaranteed by all existing material domestic subsidiaries and secured by substantially all assets of the Company and such subsidiaries. The Facility expires on December 18, 2020. As of December 31, 2016, there were no borrowings under the credit facility, and we were in compliance with all debt covenants.

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

On February 8, 2016, the Company’s Board of Directors approved a plan to divest Arden University. On August 18, 2016, the
Company completed the sale of 100% of the share capital of Arden University for a sale price of £15.0 million, of which £11.5 million ($13.9 million net of acquisition-related fees) was paid in cash at closing, with an additional £1.0 million ($1.3 million) paid on November 15, 2016, and the remaining amount of £2.5 million plus accrued interest at 7.5% to be paid on February 28, 2017.

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

Operating Activities
Net cash provided by operating activities from continuing operations for the year-ended December 31, 2016 was $85.1 million, compared to $59.9 million for the year-ended December 31, 2015. The increase was primarily due to $13.6 million in lease incentives paid to the Company in cash as part of our amended lease agreement entered into during 2016 as well as changes in operating assets and liabilities, including an increase in accounts payable and accrued liabilities related to higher amounts earned under management incentive plans, the timing of payroll and vendor invoices, and a decrease in prepaid expenses and other current assets. The overall increase was partially offset by a decrease in income from continuing operations and the provision for bad debts.

Net cash provided by operating activities from continuing operations for the year-ended December 31, 2015 was $59.9 million, compared to $59.5 million for the year-ended December 31, 2014. The increase was primarily due to an increase in net income and share-based compensation expense. The overall increase was partially offset by changes in income taxes payable due to timing and amounts paid to taxing authorities.

Investing Activities
Cash used in investing activities is primarily related to investments in property and equipment, acquisitions of businesses and maturities or purchases of marketable securities. Net cash used in investing activities for continuing operations was $54.3 million, $23.8 million, and $60.6 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Net cash used in investing activities from continuing operations for the year-ended December 31, 2016 consisted primarily of cash paid for the acquisitions of Hackbright and DevMountain of $32.1 million, purchases of marketable securities, capital expenditures related to investments in property and equipment, and investments in partnerships, partially offset by maturities of marketable securities. Net purchases and maturities of marketable securities represented a cash inflow of $2.2 million during the year ended December 31, 2016 and cash outflows of $2.5 million and $38.9 million during the years ended December 31, 2015 and 2014, respectively.

We believe the credit quality and liquidity of our investment portfolio as of December 31, 2016 is strong. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply/demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity. However, even with this approach, we may incur investment losses as a result of unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Capital expenditures were $20.9 million, $20.4 million, and $20.3 million for the years ended December 31, 2016, 2015, and 2014, respectively. Capital expenditures in 2016 primarily consisted of investments in IT infrastructure, expenditures related to continuing to expand FlexPath and competency based learning, investments in learning delivery, strategic projects to convert potential learner inquiries into new enrollment growth, and academic quality initiatives. Capital expenditures were slightly higher for the year-ended December 31, 2016 compared to the prior year, and were driven by the shift in our investments from software purchases supporting business and IT infrastructure to RightSkill development and leasehold improvements. We expect our capital expenditures in 2017 will be approximately five to six percent of revenues, and we expect to be able to fund these capital expenditures with cash generated from operations.

We currently lease all of our facilities and expect to make future payments on existing leases from cash generated from operations.

Financing Activities
Net cash used in financing activities from continuing operations was $37.4 million, $42.2 million, and $28.4 million for the years ended December 31, 2016, 2015, and 2014, respectively. In 2016, we used cash to repurchase $25.6 million of common stock under our share repurchase program, compared to $26.0 million and $17.3 million in 2015 and 2014, respectively. Cash used to repurchase common stock decreased $0.4 million in 2016 compared to 2015 and increased $8.7 million in 2015 compared 2014. Additionally, we paid total cash dividends of $18.3 million during the year-ended December 31, 2016, compared to $18.0 million and $17.3 million during the years ended December 31, 2015 and 2014.

Contractual Obligations
The following table sets forth, as of December 31, 2016, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented, in thousands:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases (a)	$62,144	$7,461	$12,153	$9,732	$32,798
Purchase obligations (b)	8,895	8,895	—	—	—
Total contractual obligations	$71,039	$16,356	$12,153	$9,732	$32,798

(a)	Minimum lease commitments for our headquarters, Hackbright and DevMountain office and classroom space, and miscellaneous office equipment.

(b)	Purchase obligations include commitments for marketing related and service contracts.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2016, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $22 thousand of unrecognized tax benefits have been excluded from the contractual obligations table above.

Due to the uncertainty with respect to the timing of future borrowings associated with our credit facility, we are unable to make reasonably reliable estimates of any commitment fees charged on the unused portion of the credit facility. Therefore, the maximum estimated commitment fee of $0.4 million per annum is excluded from the contractual obligations table above.

As of December 31, 2016, the Company has a commitment to invest up to $3.4 million in two limited partnership investments through 2025. Due to the uncertainty with respect to the timing of future cash flows associated with the limited partnership investments, we are unable to make reasonably reliable estimates of the period in which such additional investments may take place. Therefore, $3.4 million of potential limited partnership investment commitments have been excluded from the contractual obligations table above.

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

Impact of Inflation
We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2016, 2015, or 2014. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

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

Additionally, the guidance requires entities to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, companies will be required to make an accounting policy election at the time of adoption of the new guidance to either account for forfeitures of share-based awards in a manner similar to today's requirements (i.e., estimating the number of awards expected to be forfeited at the grant date and adjusting the estimate when awards are actually forfeited), or recognizing forfeitures as they occur with no estimate of forfeitures determined at the grant date. Entities will apply the forfeiture election provision using a modified retrospective transition approach, with a cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. Finally, the new guidance simplifies the minimum statutory tax withholding requirements for employers who withhold shares upon settlement of an award on behalf of an employee to cover tax obligations. Specifically, the new guidance allows entities to withhold an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award. The guidance will be effective for the Company's annual and interim reporting periods beginning January 1, 2017. The adoption of this guidance will result in volatility within our results of operations, primarily due to changes in our stock price. If the Company had elected to early adopt this guidance during 2016, the result would have been a reduction of income tax expense of $0.5 million. The Company does not expect adoption of this guidance to have a material impact on its financial conditions or disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to require organizations that lease assets to recognize right-to-use assets and lease liabilities for all leases with terms longer than 12 months on the balance sheet in addition to disclosing certain key information about leasing arrangements. The new standard requires a modified retrospective transition approach, meaning the guidance would be applied at the beginning of the earliest comparative period presented within the financial statements in the year of adoption. The guidance will be effective for the Company's annual reporting period beginning January 1, 2019, with early adoption permitted. The Company expects to adopt this standard at the beginning of fiscal year 2019, and all leases with terms longer than 12 months will be recorded as right-of-use assets and lease liabilities on our balance sheet upon adoption. The Company does not expect adoption of this guidance to have a material impact on our business practices, financial condition, results of operations, disclosures, liquidity, or debt-covenant compliance.

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

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis, which is included in ASC 810, Consolidation. This update changes the guidance with respect to the analyses that a reporting entity must perform to determine whether it should consolidate certain types of legal entities under the variable interest consolidation model. All legal entities are subject to reevaluation under the revised consolidation model. The new guidance affects the following areas: (1) limited partnerships and similar legal entities, (2) evaluating fees paid to a decision maker or a service provider as a variable interest, (3) the effect of fee arrangements on the primary beneficiary determination, (4) the effect of related parties on the primary beneficiary determination, and (5) certain investment funds. The Company adopted this guidance in the first quarter of 2016, and it did not have an impact on its business practices, financial condition, results of operations, or disclosures.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern, which is included in ASC 205, Presentation of Financial Statements. This update provides an explicit requirement for management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The guidance became effective for the annual reporting period ending after December 15, 2016. The Company adopted this guidance during 2016, and it did not have a material impact on its business practices, financial condition, results of operations, or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that creates a single source of revenue guidance for all companies in all industries. The model is more principles-based than current guidance, and is primarily based on recognizing revenue at an amount that reflects consideration to which the entity expects to be entitled to in exchange for transferring goods or services to a customer. The standard allows the Company to transition to the new model using either a full or modified retrospective approach. Under the original ASU, the guidance was effective for the Company's interim and annual reporting periods beginning January 1, 2017, and early adoption was not permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, which formally defers the effective date of the new revenue standard for public entities by one year. As a result, the updated revenue guidance will be effective for the Company's interim and annual reporting periods beginning January 1, 2018, and early adoption is permitted as of the original effective date contained within ASU 2014-09. The Company’s ongoing process of evaluating the impact this standard will have on its consolidated financial statements includes performing a detailed review of each of its revenue streams and comparing historical accounting policies and practices to the new standard. The Company does not expect the adoption of this guidance to have a material impact on its financial condition or results of operations. The Company will provide expanded disclosures pertaining to revenue recognition in our annual and quarterly filings beginning in the period of adoption. The Company expects to adopt the provisions of this standard in the first quarter of 2018, and is continuing to evaluate its method of adoption.

The Company has reviewed and considered all other recent accounting pronouncements and believes there are none that could potentially have a material impact on its financial condition, results of operations, or disclosures.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Market Risk
The Company has no derivative financial instruments or derivative commodity instruments, and believes the risk related to cash equivalents and marketable securities is limited due to the adherence to our investment policy, which focuses on capital preservation and liquidity. In addition, all investments must have a minimum Standard & Poor’s rating of A minus (or equivalent) by at least one agency at the purchase date. All of the Company's cash equivalents and marketable securities were rated A- or higher as of December 31, 2016 and December 31, 2015, by at least one rating agency. In addition, the Company utilizes money managers who conduct initial and ongoing credit analysis on our investment portfolio to monitor and minimize the potential impact of market risk associated with its cash, cash equivalents and marketable securities. Despite the investment risk mitigation strategies the Company employs, we may incur investment losses as a result of unusual and unpredictable market developments and may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. Unusual and unpredictable market developments may also create liquidity challenges for certain assets in the Company's investment portfolio.

Interest Rate Risk
The Company manages interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates, which are tied to various market indices. The Company's future investment income may fall short of expectations due to changes in interest rates or it may suffer losses in principal if it is forced to sell securities that have declined in market value due to changes in interest rates. At December 31, 2016, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

Foreign Currency Exchange Risk
The Company uses the U.S. dollar as its reporting currency. The Company's foreign currency exchange risk is limited to volatility in exchange rate fluctuations between the U.S. dollars and British Pounds (GBP), which may have an impact on the amount that is ultimately received related to a deferred cash payment owed to the Company as a result of the sale of Arden
University.

The Company has not used derivative contracts to hedge foreign currency exchange rate fluctuations.

Item 8.	Financial Statements and Supplementary Data
CAPELLA EDUCATION COMPANY

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Capella Education Company

We have audited the accompanying consolidated balance sheets of Capella Education Company as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audit also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capella Education Company at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capella Education Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Minneapolis, Minnesota
February 22, 2017

CAPELLA EDUCATION COMPANY
Consolidated Balance Sheets
(In thousands, except par value)

	As of December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$93,570	$86,104
Marketable securities, current	45,458	27,522
Accounts receivable, net of allowance of $6,682 at December 31, 2016 and $6,340 at December 31, 2015	20,708	17,081
Prepaid expenses and other current assets	17,877	14,308
Current assets of business held for sale	—	4,251
Total current assets	177,613	149,266
Marketable securities, non-current	23,320	45,679
Property and equipment, net	34,121	34,306
Goodwill	23,310	—
Intangibles, net	9,221	—
Deferred income taxes	1,853	—
Other assets	7,875	2,397
Noncurrent assets of business held for sale	—	18,707
Total assets	$277,313	$250,355
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,367	$1,470
Accrued liabilities	31,302	23,658
Dividends payable	4,945	4,824
Deferred revenue	12,398	7,796
Current liabilities of business held for sale	—	8,291
Total current liabilities	53,012	46,039
Deferred rent	13,693	1,874
Other liabilities	2,316	3,061
Deferred income taxes	—	1,502
Total liabilities	69,021	52,476
Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares — 100,000; Issued and Outstanding shares — 11,545 at December 31, 2016 and 11,824 at December 31, 2015	115	118
Additional paid-in capital	121,581	114,849
Accumulated other comprehensive loss	(93)	(272)
Retained earnings	86,689	83,184
Total shareholders’ equity	208,292	197,879
Total liabilities and shareholders’ equity	$277,313	$250,355

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year-Ended December 31,
	2016	2015	2014
Revenues	$429,390	$416,548	$408,244
Costs and expenses:
Instructional costs and services	185,995	182,883	178,338
Marketing and promotional	103,458	99,629	95,500
Admissions advisory	29,292	28,206	27,060
General and administrative	42,438	35,498	37,061
Lease amendment charges	—	—	2,690
Total costs and expenses	361,183	346,216	340,649
Operating income	68,207	70,332	67,595
Other income (expense), net	177	(133)	(277)
Income from continuing operations before income taxes	68,384	70,199	67,318
Income tax expense	25,980	26,569	25,481
Income from continuing operations	42,404	43,630	41,837
Income (loss) from discontinued operations, net of tax	565	(3,442)	(3,894)
Net income	$42,969	$40,188	$37,943
Basic net income (loss) per common share:
Continuing operations	$3.65	$3.61	$3.41
Discontinued operations	0.05	(0.28)	(0.32)
Basic net income per common share	$3.70	$3.33	$3.09
Diluted net income (loss) per common share
Continuing operations	$3.58	$3.55	$3.34
Discontinued operations	0.04	(0.28)	(0.31)
Diluted net income per common share	$3.62	$3.27	$3.03
Weighted average number of common shares outstanding:
Basic	11,614	12,079	12,286
Diluted	11,856	12,301	12,535
Cash dividends declared per common share	$1.58	$1.50	$1.42

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Comprehensive Income
(In thousands)

	Year-Ended December 31,
	2016	2015	2014
Net income	$42,969	$40,188	$37,943
Other comprehensive income (loss):
Foreign currency translation gain (loss)	185	76	(169)
Unrealized loss on marketable securities, net of tax	(50)	(13)	(52)
Comprehensive income	$43,104	$40,251	$37,722
The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statement of Shareholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2013	12,361	$124	$104,546	$(114)	$77,463	$182,019
Exercise of stock options, net	118	1	5,598	—	—	5,599
Share-based compensation	—	—	5,129	—	—	5,129
Tax benefit realized from share-based compensation arrangements	—	—	159	—	—	159
Issuance of restricted stock, net	46	—	(626)	—	—	(626)
Repurchase of common stock	(282)	(3)	(2,389)	—	(14,907)	(17,299)
Cash dividends declared	—	—	—	—	(17,669)	(17,669)
Net income	—	—	—	—	37,943	37,943
Unrealized losses on marketable securities, net of tax	—	—	—	(52)	—	(52)
Foreign currency translation adjustments	—	—	—	(169)	—	(169)
Balance at December 31, 2014	12,243	$122	$112,417	$(335)	$82,830	$195,034
Exercise of stock options, net	32	—	1,337	—	—	1,337
Share-based compensation	—	—	6,594	—	—	6,594
Tax shortfall realized from share-based compensation arrangements	—	—	(119)	—	—	(119)
Issuance of restricted stock, net	34	—	(925)	—	—	(925)
Repurchase of common stock	(485)	(4)	(4,455)	—	(21,547)	(26,006)
Cash dividends declared	—	—	—	—	(18,287)	(18,287)
Net income	—	—	—	—	40,188	40,188
Unrealized losses on marketable securities, net of tax	—	—	—	(13)	—	(13)
Foreign currency translation adjustments	—	—	—	76	—	76
Balance at December 31, 2015	11,824	$118	$114,849	$(272)	$83,184	$197,879
Exercise of stock options, net	158	1	5,362	—	—	5,363
Share-based compensation	—	—	6,422	—	—	6,422
Tax benefit realized from share-based compensation arrangements	—	—	462	—	—	462
Issuance of restricted stock, net	51	—	(763)	—	—	(763)
Repurchase of common stock	(488)	(4)	(4,751)	—	(20,878)	(25,633)
Cash dividends declared	—	—	—	—	(18,586)	(18,586)
Net income	—	—	—	—	42,969	42,969
Unrealized losses on marketable securities, net of tax	—	—	—	(50)	—	(50)
Foreign currency translation adjustments	—	—	—	229	—	229
Balance at December 31, 2016	11,545	$115	$121,581	$(93)	$86,689	$208,292
The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Cash Flows
(In thousands)

	Year-Ended December 31,
	2016	2015	2014
Operating activities
Net income	$42,969	$40,188	$37,943
Income (loss) from discontinued operations, net of tax	565	(3,442)	(3,894)
Income from continuing operations	42,404	43,630	41,837
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	10,663	14,275	14,835
Depreciation and amortization	21,343	21,917	22,638
Amortization of investment discount/premium, net	2,129	2,293	1,843
Impairment of property and equipment	442	896	277
Loss on disposal of property and equipment	164	64	69
Share-based compensation	6,422	6,594	5,129
Excess tax benefits from share-based compensation	(1,136)	(439)	(547)
Deferred income taxes	(4,280)	(1,641)	(323)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed from business acquisitions
Accounts receivable	(13,568)	(15,150)	(16,163)
Prepaid expenses and other current assets	(470)	(7,162)	(9,302)
Accounts payable and accrued liabilities	8,132	(3,344)	(3,441)
Income taxes payable	(2,823)	(2,980)	3,013
Deferred rent	11,819	(566)	(781)
Deferred revenue	3,902	1,540	438
Net cash provided by operating activities - continuing operations	85,143	59,927	59,522
Net cash provided by (used in) operating activities - discontinued operations	(2,874)	400	5,666
Net cash provided by operating activities	82,269	60,327	65,188
Investing activities
Acquisitions, net of cash acquired	(32,101)	—	—
Capital expenditures	(20,908)	(20,417)	(20,293)
Investment in partnership interests	(3,551)	(934)	(1,453)
Purchases of marketable securities	(29,216)	(32,640)	(64,308)
Maturities of marketable securities	31,430	30,175	25,415
Net cash used in investing activities - continuing operations	(54,346)	(23,816)	(60,639)
Net cash provided by (used in) investing activities - discontinued operations	15,032	(224)	(291)
Net cash used in investing activities	(39,314)	(24,040)	(60,930)
Financing activities
Excess tax benefits from share-based compensation	1,136	439	547
Net proceeds from exercise of stock options	5,363	1,337	5,599
Payment of dividends	(18,254)	(18,012)	(17,256)
Repurchases of common stock	(25,633)	(26,006)	(17,299)
Net cash used in financing activities - continuing operations	(37,388)	(42,242)	(28,409)
Net cash used in financing activities - discontinued operations	—	—	(5,945)
Net cash used in financing activities	(37,388)	(42,242)	(34,354)
Effect of foreign exchange rates on cash	(24)	(21)	2
Net increase (decrease) in cash and cash equivalents	5,543	(5,976)	(30,094)
Cash and cash equivalents and cash of business held for sale at beginning of year	88,027	94,003	124,097
Cash and cash equivalents and cash of business held for sale at end of year	93,570	88,027	94,003
Less cash of business held for sale at end of year	—	(1,923)	(1,765)
Cash and cash equivalents at end of year	$93,570	$86,104	$92,238
Supplemental disclosures of cash flow information
Income taxes paid	$33,093	$31,171	$23,061
Non-cash investing and financing activities:
Purchase of equipment included in accounts payable and accrued liabilities	$784	$854	$799
Declaration of cash dividend to be paid	4,785	4,646	4,587
Receivable due from sale of business	3,084	—	—
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

Sophia is an innovative learning company which leverages technology to support self-paced learning, including courses eligible for transfer into credit at over 2,000 colleges and universities. CLS provides online non-degree, high-demand, job-ready skills training solutions and services to individuals and corporate partners through Capella University's learning platform. Hackbright is a leading software engineering school for women with a mission to close the gender gap in the high-demand software engineering space. DevMountain is a leading software development school with a mission to be the most impactful coding school in the country by offering affordable, high-quality, leading-edge software coding education.

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

2. Summary of Significant Accounting Policies

Consolidation
The consolidated financial statements include the accounts of the Company, the University, Sophia, CLS, Hackbright, DevMountain, and Arden University, after elimination of intercompany accounts and transactions. Arden University was divested during the third quarter of 2016, and prior to the date of sale was presented as discontinued operations within the financial statements and corresponding footnotes. Arden operates on a fiscal year ending October 31, and prior to the divestiture, this was also the date used for consolidation. Refer to Footnote 3, Discontinued Operations, for further information related to the divestiture of Arden University. During the second quarter of 2016, the Company acquired
Hackbright and DevMountain. We accounted for these acquisitions as business combinations as of the close of each transaction.
The assets acquired and liabilities assumed in conjunction with the acquisitions were recorded at fair value as of the respective acquisition dates, with the results of operations reflected in the Consolidated Statements of Income from the acquisition dates going forward. Refer to Footnote 14, Acquisitions, for further information related to these acquisitions.

Reclassifications
We reclassified prior periods within our Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated
Statements of Cash Flows, as well as certain applicable footnotes to conform to our current presentation of Arden University as discontinued operations. Refer to Footnote 3, Discontinued Operations, for additional information.

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition
The Company’s revenues primarily consist of tuition. Tuition revenue is deferred and recognized as revenue ratably over the period of instruction. Revenue derived from course resource fees is recognized in a manner consistent with tuition revenue. For GuidedPath (traditional credit-hour) learners who withdraw or drop a course, the Company follows the University refund policy, which generally is: 100 percent refund through five days, 75 percent refund from six to twelve days, and zero percent refund for the remainder of the period. The refund policy varies slightly for learners within certain states due to state rules or regulations. FlexPath learners receive a 100 percent refund through the 12th calendar day of the course for their first billing session only and a zero percent refund after that date and for all subsequent billing sessions. The Company does not recognize revenue for learners who enroll but never engage in the courseroom. Refunds are recorded as a reduction of revenue in the period that the learner withdraws from a course. When the University is required to return funds distributed under Title IV Programs of the Higher Education Act (Title IV or Title IV Programs) to the Department of Education, the learner is not released from his or her payment obligation.

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

Residency tuition revenue is recognized over the length of the residency, which ranges from three to 42 days.

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

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our learners to make required payments. The Company determines the allowance for doubtful accounts amount based on an analysis of our accounts receivable portfolio and historical write-off experience, and current economic conditions, recoveries and trends. Bad debt expense is recorded as an instructional costs and services expense in the consolidated statements of income. The Company generally writes off accounts receivable balances once the account is deemed to be uncollectible, which typically occurs after outside collection agencies have pursued collection efforts. The Company recorded bad debt expense of $10.7 million, $14.3 million, and $14.8 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Cash and Cash Equivalents
The Company considers all highly liquid marketable securities with maturities of three months or less at the time of purchase to be cash equivalents. The Company's cash equivalents consist of cash held as demand deposits with financial institutions, short-term money market funds, and variable rate demand notes. Cash equivalents are carried at fair value.

Marketable Securities
Management determines the appropriate designation of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s marketable securities are designated as available-for-sale as of December 31, 2016 and 2015 and consist of tax-exempt municipal securities as well as corporate debt securities.

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

Management believes the credit risk related to cash equivalents and marketable securities is limited due to the adherence to an investment policy that requires marketable securities to have a minimum Standard & Poor’s rating of A minus (or equivalent) at the time of purchase. All of the Company’s cash equivalents and marketable securities as of December 31, 2016 and 2015 consist of investments rated A - or higher by at least one rating agency. In addition, the Company utilizes money managers who conduct initial and ongoing credit analysis on its investment portfolio to monitor and minimize the potential impact of market risk associated with its cash equivalents and marketable securities.

Management believes that the credit risk related to accounts receivable is mitigated due to the large number and diversity of learners that principally comprise the Company’s customer base. The Company’s credit risk with respect to these accounts receivable is mitigated through the participation of a majority of the learners in federally funded financial aid programs.

Approximately 77%, 75%, and 77% of Capella University's revenues (calculated on a cash basis) were collected from funds distributed under Title IV Programs for the years ended December 31, 2016, 2015, and 2014, respectively. The financial aid and assistance programs are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels.

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

The Company reviews its fixed assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered not recoverable, an impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. The Company recorded impairment charges of $0.4 million, $0.9 million, and $0.3 million during the years ended December 31, 2016, 2015, and 2014, respectively. The impairment charges primarily consist of course retirements and the write-off of previously capitalized internal software development costs related to software projects for which the expected future net cash flows may not exceed the carrying value of the related assets. These charges are recorded in the Consolidated Statements of Income and classified as instructional costs and services, marketing and promotional, admissions advisory, or general and administrative expense based on the primary function with which the asset was associated.

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

Contingencies
The Company accrues for costs associated with contingencies, including regulatory compliance and legal matters, when such costs are probable and reasonably estimable. Contingent liabilities are adjusted as further information is obtained, circumstances change, or contingencies are resolved. The Company bases these accruals on management’s estimate of such costs, which may vary from the cost and expenses ultimately incurred in connection with any such contingency.

Intangible Assets
Finite-lived intangible assets that are acquired in business combinations are recorded at fair market value on their acquisition dates and are amortized on a straight-line basis over the economic useful life of the asset. Finite-lived intangible assets consist of course content and customer relationships.

The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally determined using a discounted cash flow approach.

Indefinite-lived intangible assets are recorded at fair market value on their acquisition date and evaluated for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. Indefinite-lived intangible assets consist of trade names.

The Company reviews its indefinite-lived intangible assets annually for impairment on the first day of the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce fair value below its carrying amount. The Company’s indefinite-lived intangible asset impairment test includes an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of the asset is less than its carrying amount based on the qualitative assessment, or that a qualitative assessment should not be performed, the Company proceeds with performing a quantitative impairment test. If performed, the quantitative impairment test compares the fair value to the carrying value of the indefinite-lived intangible asset. Fair value is generally determined using a discounted cash flow approach, using the relief from royalty method. This method incorporates assumptions regarding future sales projections, discount and royalty rates. If, based on this analysis, carrying value exceeds fair value, the indefinite-lived intangible asset is considered impaired and an impairment charge is recorded to the extent that fair value is less than carrying value.

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
The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis, including determining whether to perform the optional qualitative assessment and determining the fair value of the reporting unit during the two-step test. The quantitative goodwill testing process includes the use of industry accepted valuation methods, management review and approval of certain criteria and assumptions and engaging third-party valuation specialists to assist with the analysis.

Advertising
The Company expenses all advertising costs as incurred, other than production-related advertising costs primarily attributable to television commercials, which are capitalized as a prepaid expense when paid and subsequently expensed at the time of first airing. Advertising costs for 2016, 2015, and 2014 were $67.0 million, $68.9 million, and $70.0 million, respectively, which are included within marketing and promotional expenses in our Consolidated Statements of Income.

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

The following table presents a reconciliation of the numerator and denominator in the basic and diluted net income per common share calculation, broken out for continuing and discontinued operations, in thousands, except per share amounts.

	Year-Ended December 31,
	2016	2015	2014
Numerator:
Income from continuing operations	$42,404	$43,630	$41,837
Income (loss) from discontinued operations, net of tax	565	(3,442)	(3,894)
Net income	$42,969	$40,188	$37,943
Denominator:
Denominator for basic net income per common share - weighted average shares outstanding	11,614	12,079	12,286
Effect of dilutive stock options, restricted stock, and market stock units	242	222	249
Denominator for diluted net income per common share - weighted average shares outstanding	11,856	12,301	12,535
Basic net income (loss) per common share
Continuing operations	$3.65	$3.61	$3.41
Discontinued operations	0.05	(0.28)	(0.32)
Basic net income per common share	$3.70	$3.33	$3.09
Diluted net income (loss) per common share
Continuing operations	$3.58	$3.55	$3.34
Discontinued operations	0.04	(0.28)	(0.31)
Diluted net income per common share	$3.62	$3.27	$3.03
Options to purchase 0.3 million, 0.3 million, and 0.2 million common shares, were outstanding but not included in the computation of diluted net income per common share in 2016, 2015, and 2014, respectively, because their effect would be antidilutive.

Comprehensive Income
Comprehensive income includes net income and all changes in the Company’s equity during a period from non-owner sources, which for the Company consists of unrealized gains and losses on available-for-sale marketable securities, net of tax, and foreign currency translation gains and losses.

Share-Based Compensation
The Company measures and recognizes compensation expense for share-based payment awards made to employees and directors, including employee stock options, restricted stock units (RSUs), performance-based restricted stock units, and market stock units (MSUs) based on estimated fair values of the share award on the date of grant.

•
Stock options, restricted stock units, and performance-based restricted stock units. To calculate the estimated fair value of stock options on the date of grant, the Company uses the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the Company to estimate key assumptions such as the expected term, volatility, risk-free interest rate and dividend yield to determine the fair value of stock options, based on both historical information and management judgment regarding market factors and trends.

The Company recognizes share-based compensation expense for stock options and restricted stock unit awards using the straight-line method over the period that the awards are expected to vest, which is also the service period, net of estimated forfeitures. Share-based compensation expense for performance-based restricted stock award units is determined based on the expected payout of the award. The Company estimates expected forfeitures of share-based awards and recognizes compensation cost only for those awards expected to vest.

In estimating expected forfeitures for stock options, restricted stock units, and performance-based restricted stock units, the Company analyzes historical forfeiture and termination information and considers how future rates are expected to differ from historical rates. The Company ultimately adjusts this forfeiture assumption to actual forfeitures. Any changes in the forfeiture assumptions do not impact the total amount of expense ultimately recognized over the vesting period. Instead, different forfeiture assumptions only impact the timing of expense recognition over the vesting period. If the actual forfeitures differ from management estimates, additional adjustments to compensation expense are recorded.

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

Additionally, the guidance requires entities to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, companies will be required to make an accounting policy election at the time of adoption of the new guidance to either account for forfeitures of share-based awards in a manner similar to today's requirements (i.e., estimating the number of awards expected to be forfeited at the grant date and adjusting the estimate when awards are actually forfeited), or recognizing forfeitures as they occur with no estimate of forfeitures determined at the grant date. Entities will apply the forfeiture election provision using a modified retrospective transition approach, with a cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. Finally, the new guidance simplifies the minimum statutory tax withholding requirements for employers who withhold shares upon settlement of an award on behalf of an employee to cover tax obligations. Specifically, the new guidance allows entities to withhold an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award. The guidance will be effective for the Company's annual and interim reporting periods beginning January 1, 2017. The adoption of this guidance will result in volatility within our results of operations, primarily due to changes in our stock price. If the Company had elected to early adopt this guidance during 2016, the result would have been a reduction of income tax expense of $0.5 million. The Company does not expect adoption of this guidance to have a material impact on its financial conditions or disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to require organizations that lease assets to recognize right-to-use assets and lease liabilities for all leases with terms longer than 12 months on the balance sheet in addition to disclosing certain key information about leasing arrangements. The new standard requires a modified retrospective transition approach, meaning the guidance would be applied at the beginning of the earliest comparative period presented within the financial statements in the year of adoption. The guidance will be effective for the Company's annual reporting period beginning January 1, 2019, with early adoption permitted. The Company expects to adopt this standard at the beginning of fiscal year 2019, and all leases with terms longer than 12 months will be recorded as right-of-use assets and lease liabilities on our balance sheet upon adoption. The Company does not expect adoption of this guidance to have a material impact on our business practices, financial condition, results of operations, disclosures, liquidity, or debt-covenant compliance.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern, which is included in ASC 205, Presentation of Financial Statements. This update provides an explicit requirement for management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The guidance became effective for the annual reporting period ending after December 15, 2016. The Company adopted this guidance in the first quarter of 2016, and it did not have an impact on its business practices, financial condition, results of operations, or disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that creates a single source of revenue guidance for all companies in all industries. The model is more principles-based than current guidance, and is primarily based on recognizing revenue at an amount that reflects consideration to which the entity expects to be entitled to in exchange for transferring goods or services to a customer. The standard allows the Company to transition to the new model using either a full or modified retrospective approach. Under the original ASU, the guidance was effective for the Company's interim and annual reporting periods beginning January 1, 2017, and early adoption was not permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, which formally defers the effective date of the new revenue standard for public entities by one year. As a result, the updated revenue guidance will be effective for the Company's interim and annual reporting periods beginning January 1, 2018, and early adoption is permitted as of the original effective date contained within ASU 2014-09. The Company’s ongoing process of evaluating the impact this standard will have on its consolidated financial statements includes performing a detailed review of each of its revenue streams and comparing historical accounting policies and practices to the new standard. The Company does not expect the adoption of this guidance to have a material impact on its financial condition or results of operations. The Company will provide expanded disclosures pertaining to revenue recognition in our annual and quarterly filings beginning in the period of adoption. The Company expects to adopt the provisions of this standard in the first quarter of 2018, and is continuing to evaluate its method of adoption.

The Company has reviewed and considered all other recent accounting pronouncements and believes there are none that could potentially have a material impact on its financial condition, results of operations, or disclosures.

3. Discontinued Operations

On February 8, 2016, the Company’s Board of Directors approved a plan to divest Arden University. On August 18, 2016, the Company completed the sale of 100% of the share capital of Arden University for a sale price of £15.0 million, of which £11.5 million ($13.9 million, net of transaction-related fees) was paid in cash at closing. In accordance with the agreement, an additional payment of £1.0 million, or $1.3 million, was made to the Company on November 15, 2016. The remaining amount of £2.5 million plus accrued interest at 7.5% is payable to the Company on February 28, 2017. The Company recorded a note receivable for the February payment, which is included in prepaid expenses and other current assets in our Consolidated Balance Sheets as of December 31, 2016.

As a result of the sale, the Company recorded a gain of $4.1 million during the year-ended December 31, 2016. For tax purposes, the Company incurred a capital loss on the sale and recorded a full valuation allowance on the related deferred tax asset based on the Company's expectation that it will not generate capital gains prior to the expiration of the capital loss.

The major components of Arden University's assets and liabilities, which are presented separately as held for sale within the Company's Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, are as follows, in thousands:

	As of December 31, 2016	As of December 31, 2015
Assets
Cash and cash equivalents	$—	$1,923
Accounts receivable, net	—	2,055
Goodwill	—	16,862
Intangibles, net	—	1,389
Other assets	—	729
Assets of business held for sale	$—	$22,958
Liabilities
Accounts payable and accrued liabilities	$—	$3,324
Deferred revenue	—	4,967
Liabilities of business held for sale	$—	$8,291

A reconciliation of the line items comprising the results of operations of the Arden University business to the income (loss) from discontinued operations through the date of sale presented in the Consolidated Statements of Income for the years ended December 31, 2016, 2015, and 2014, in thousands, is included in the following table:

	Year-Ended December 31,
	2016	2015	2014
Revenues	$8,765	$13,718	$13,723
Costs and expenses:
Instructional costs and services	4,345	6,969	7,165
Marketing and promotional	3,527	4,784	4,290
Admissions advisory	698	987	982
General and administrative	3,837	4,278	4,786
Total costs and expenses	12,407	17,018	17,223
Operating loss	(3,642)	(3,300)	(3,500)
Gain on sale of Arden	4,070	—	—
Other income (expense), net	(288)	(84)	(449)
Income (loss) before income taxes	140	(3,384)	(3,949)
Income tax expense (benefit)	(425)	58	(55)
Income (loss) from discontinued operations, net of tax	$565	$(3,442)	$(3,894)
4. Marketable Securities
The following is a summary of marketable securities, in thousands:

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$63,113	$2	$(152)	$62,963
Corporate debt securities	5,804	13	(2)	5,815
Total	$68,917	$15	$(154)	$68,778

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$67,333	$13	$(53)	$67,293
Corporate debt securities	5,926	—	(18)	5,908
Total	$73,259	$13	$(71)	$73,201
The unrealized gains and losses on the Company’s investments in municipal and corporate debt securities as of December 31, 2016 and 2015 were caused by changes in market values primarily due to interest rate changes. All of the Company's securities in an unrealized loss position as of December 31, 2016 had been in an unrealized loss position for less than twelve months. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be maturity. No other-than-temporary impairment charges were recorded for the years ended December 31, 2016, 2015, and 2014.

The following table summarizes the remaining contractual maturities of the Company’s marketable securities, in thousands:

	As of December 31, 2016	As of December 31, 2015
Due within one year	$45,458	$27,522
Due after one year through five years	23,320	45,679
Total	$68,778	$73,201

The following table is a summary of the proceeds from the maturities of marketable securities, in thousands:

	Years Ended December 31,
	2016	2015	2014
Maturities of marketable securities	$31,430	$30,175	$25,415
Total	$31,430	$30,175	$25,415

The Company did not record any gross realized gains or gross realized losses in net income during the years ended December 31, 2016, 2015, and 2014. Additionally, there were no proceeds from sales of marketable securities prior to maturity during the years ended December 31, 2016, 2015, and 2014.

5. Fair Value Measurements

The following tables summarize certain information for assets and liabilities measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements as of December 31, 2016 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$24,658	$24,658	$—	$—
Money market	68,237	68,237	—	—
Variable rate demand notes	675	675	—	—
Marketable securities:
Tax-exempt municipal securities	62,963	—	62,963	—
Corporate debt securities	5,815	—	5,815	—
Total assets at fair value on a recurring basis	$162,348	$93,570	$68,778	$—

	Fair Value Measurements as of December 31, 2015 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$49,151	$49,151	$—	$—
Money market	36,953	36,953	—	—
Marketable securities:
Tax-exempt municipal securities	67,293	—	67,293	—
Corporate debt securities	5,908	—	5,908	—
Total assets at fair value on a recurring basis	$159,305	$86,104	$73,201	$—

The Company measures cash and cash equivalents at fair value primarily using real-time quotes for transactions in active exchange markets involving identical assets. The Company’s marketable securities are classified within Level 2 and are valued using readily available pricing sources for comparable instruments utilizing market observable inputs. The Company does not hold securities in inactive markets. The Company did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the years-ended December 31, 2016 and 2015.

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

The following table presents a reconciliation of the fair value of the DevMountain contingent consideration, in thousands:

	Year-Ended December 31,
	2016	2015
Balance, beginning of period	$—	$—
Initial fair value of contingent consideration	1,500	—
Measurement period adjustment	(1,500)	—
Balance, end of period	$—	$—

Refer to Footnote 14 - Acquisitions - for information related to the purchase price allocations of Hackbright and DevMountain, including the valuation of intangible assets acquired and goodwill related to the acquisitions.

6. Property and Equipment

Property and equipment consist of the following, presented in thousands:

	As of December 31,
	2016	2015
Computer software	$147,149	$139,119
Computer equipment	34,693	37,100
Furniture and office equipment	8,229	13,709
Leasehold improvements	813	403
Property and equipment, gross	190,884	190,331
Less accumulated depreciation and amortization	(156,763)	(156,025)
Property and equipment, net	$34,121	$34,306

Depreciation expense for the years ended December 31, 2016, 2015, and 2014 was $20.8 million, $21.9 million, and $22.6 million, respectively. Included in these amounts is amortization of capitalized internally developed software of $16.1 million, $15.8 million, and $15.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Computer software includes approximately $25.4 million and $27.2 million of unamortized internally developed software as of December 31, 2016 and 2015, respectively.

7. Goodwill and Intangible Assets

Goodwill
During the second quarter of 2016, the Company completed the acquisitions of Hackbright and DevMountain for $18.0 million and $15.0 million in cash paid at closing, respectively. Refer to Footnote 14 - Acquisitions, for additional detail related to the acquisitions and the associated purchase price allocation. The carrying amount of goodwill as of December 31, 2016, all of which relates to the acquisitions of Hackbright and DevMountain, was $23.3 million. All of the goodwill recognized in connection with the acquisitions has been allocated to the Job-Ready Skills reportable segment.

The following table presents a rollforward of goodwill balances related to continuing operations for the years ended December 31, 2016 and 2015, in thousands:

	Year-Ended December 31,
	2016	2015
Balance, beginning of period	$—	$—
Goodwill acquired as part of business combinations	23,310	—
Balance, end of period	$23,310	$—

For goodwill impairment assessment purposes, the Company collectively refers to Hackbright and DevMountain as the Coding Schools reporting unit. In conducting our annual impairment test for goodwill, we first evaluate the likelihood of impairment by considering qualitative factors relevant to the reporting unit, such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and any other factors that have a significant bearing on fair value. The Company completed a qualitative impairment assessment over goodwill for the Coding Schools reporting unit using the first day of the fourth quarter of 2016 as the assessment date and determined that no impairment indicators existed for the year-ended December 31, 2016 based on the results of the qualitative analysis. As such, no goodwill impairment charges were recorded during the years-ended December 31, 2016 and 2015. The Company opted to perform a qualitative impairment assessment over goodwill, rather than a quantitative impairment assessment, due to the Company’s belief that no impairment indicators or other changes in circumstances have occurred between the acquisition dates and the assessment date that would lead us to believe that the carrying amount of goodwill recorded on the Consolidated Balance Sheet is impaired or has changed significantly since the initial purchase price allocation.

Intangible Assets
In connection with the purchase price allocation arising from the acquisitions of Hackbright and DevMountain during the second quarter of 2016, the Company identified certain existing trade names, customer relationships, and course content which are considered to be intangible assets. The customer relationship and course content acquired intangible assets were determined to be finite-lived and are being amortized on a straight-line basis, which is consistent with the expected use of economic benefits associated with these assets. The Company assigned an indefinite useful life to the trade name intangible assets, as it is believed these assets have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic or other factors to limit the useful life of the trade name intangibles. The gross carrying amount and accumulated amortization of acquired intangible assets, all of which are related to the second quarter 2016 acquisitions of Hackbright and DevMountain, are as follows, in thousands:

	As of December 31, 2016	As of December 31, 2015
Course content	$1,100	$—
Customer relationships	800	—
Finite-lived intangible assets, gross	1,900	—

Accumulated amortization - course content	(441)	—
Accumulated amortization - customer relationships	(138)	—
Total accumulated amortization	(579)	—
Finite-lived intangible asset, net	$1,321	$—

Carrying value of indefinite-lived trade names (non-amortizable)	7,900	—
Total intangible assets, net	$9,221	$—

In conducting our annual impairment test for indefinite-lived intangible assets, we first evaluate the likelihood of impairment by considering qualitative factors relevant to the reporting unit, such as macroeconomic conditions, industry and market considerations, cost factors and financial performance relevant to the asset being tested, and any other factors that have a significant bearing on fair value, such as royalty rates. The Company completed a qualitative impairment assessment over intangible assets for the Coding Schools reporting unit using the first day of the fourth quarter of 2016 as the assessment date and determined that no impairment indicators existed for the year-ended December 31, 2016 based on the results of the qualitative analysis. As such, no intangible asset impairment charges were recorded during the years-ended December 31, 2016 and 2015.

The Company completed a qualitative impairment assessment over indefinite-lived intangible assets using the first day of the fourth quarter of 2016 as the assessment date, and did not identify any impairment indicators for the year-ended December 31, 2016 based on the results of the qualitative analysis.

The Company amortizes its finite-lived intangible assets on a straight-line basis. The estimated useful lives of the finite-lived intangible assets range from one to four years. The weighted average useful life of the Company’s finite-lived intangible assets as of December 31, 2016 is 2.7 years. All of the intangible assets recognized in connection with the acquisitions of Hackbright and DevMountain have been allocated to the Job-Ready Skills reportable segment. The following table presents the total amount of amortization expense recognized for definite-lived intangible assets, in thousands.

	Year-Ended December 31,
	2016	2015	2014
Amortization expense	$579	$—	$—

The following table presents future amortization expense for finite-lived intangible assets as of December 31, 2016, in thousands:

2017	719
2018	340
2019	200
2020	62
2021	—
2022 and thereafter	—
Total	$1,321

8. Accrued Liabilities

Accrued liabilities consist of the following, in thousands:

	As of December 31, 2016	As of December 31, 2015
Accrued compensation and benefits	$12,976	$7,989
Accrued instructional	3,811	3,427
Accrued vacation	1,111	1,046
Accrued invoices	11,252	9,995
Other(1)	2,152	1,201
Total	$31,302	$23,658

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

The lease incentives, which were paid in cash to the Company by the lessor, are included within deferred rent and accrued liabilities within the Consolidated Balance Sheet and will be recognized ratably as a reduction of rent expense over the term of the lease. Renewal terms under this lease allow the Company to extend the lease for up to two additional five-year terms.

During the year-ended December 31, 2014, the Company recorded a charge of approximately $2.6 million in connection with an earlier amendment to its lease with Minneapolis 225 Holdings, LLC related to a reduction in occupied space and also consolidated certain of its other leased office space, resulting in an additional charge of $0.1 million. These items are included within the lease amendment charge line item of the Consolidated Statements of Income.

The following presents the Company's future minimum lease commitments as of December 31, 2016, in thousands:

2017	$7,461
2018	6,540
2019	5,613
2020	5,135
2021	4,597
2022 and thereafter	32,798
Total	$62,144

The Company recognizes rent expense on a straight-line basis over the term of the lease, although the lease may include escalation clauses providing for lower payments at the beginning of the lease term and higher payments at the end of the lease term. Cash or lease incentives received from lessors are recognized on a straight-line basis as a reduction to rent from the date the Company takes possession of the property through the end of the lease term. The Company includes the short-term and long-term components of the unamortized portion of the lease incentives within accrued liabilities and deferred rent, respectively, on the Consolidated Balance Sheets.

Total rent expense, related taxes, and operating expenses under operating leases for the years ended December 31, 2016, 2015, and 2014, was $10.8 million, $10.0 million, and $11.3 million, respectively.

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

Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus an applicable rate of 1.75% to 2.25% based on the Company’s consolidated leverage ratio or, at the Company’s option, an alternative base rate (defined as the higher of (a) the federal funds rate plus 0.5%, (b) Bank of America’s prime rate, or (c) the one-month LIBOR plus 1.0%) plus an applicable rate of 0.75% to 1.25% based on the Company’s consolidated leverage ratio. The Credit Agreement requires payment of a commitment fee, based on the Company’s consolidated leverage ratio, charged on the unused credit facility. The Company recorded commitment fee expenses of $0.3 million, $0.3 million, and $0.3 million in other income (expense), net, for the years ended December 31, 2016, 2015, and 2014, respectively. Outstanding letters of credit are also charged a fee, based on the Company’s consolidated leverage ratio. The Company capitalized approximately $0.8 million of debt issuance costs related to the December 18, 2015 credit facility, and these costs are being amortized on a straight-line basis over a period of five years. Charges related to our credit facility are included in other income (expense), net.

The Credit Agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Failure to comply with the covenants contained in the Credit Agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. As of December 31, 2016 and December 31, 2015 there were no borrowings under the credit facility, and the Company was in compliance with all debt covenants.

Litigation
In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, claims involving learners or graduates and routine employment matters. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of December 31, 2016 that are probable and estimable, for which the outcome could have a material adverse impact on its consolidated financial position or results of operations.

10. Share Repurchase Program and Dividends

Share Repurchase Program
The Company announced its current share repurchase program in July 2008. The Board of Directors authorizes repurchases of outstanding shares of common stock from time to time depending on market conditions and other considerations. A summary of the Company’s comprehensive share repurchase activity from the program's commencement through December 31, 2016, all of which was part of its publicly announced program, is presented below, in thousands:

Board authorizations:
July 2008	$60,000
August 2010	60,662
February 2011	65,000
December 2011	50,000
August 2013	50,000
December 2015	50,000
Total amount authorized	335,662
Total value of shares repurchased	305,231
Residual authorization	$30,431

The following table summarizes shares repurchased, in thousands:

	Year-Ended December 31,
	2016	2015
Number of shares repurchased	488	485
Value of shares repurchased, excluding commissions	$25,614	$25,987

As of December 31, 2016, the Company had purchased an aggregate of 6.6 million shares under the program’s outstanding authorizations at an average price per share of $46.12 totaling $305.2 million.

Dividends
During the year-ended December 31, 2016, the Company declared the following cash dividends, presented below in thousands except per share amounts:

Declaration Date	Record Date	Payment Date	Dividend per Share	Total Dividend Amount
February 18, 2016	March 10, 2016	April 15, 2016	$0.39	$4,638
May 3, 2016	May 25, 2016	July 15, 2016	$0.39	$4,609
August 4, 2016	August 26, 2016	October 14, 2016	$0.39	$4,554
December 7, 2016	December 22, 2016	January 13, 2017	$0.41	$4,785

During the three months ended December 31, 2016, the dividend of $0.41 per outstanding share of common stock declared on December 7, 2016 was recorded as a reduction to retained earnings. Of the total dividend amount, $4.8 million is attributable to shares of common stock outstanding as of the record date and restricted stock units (RSUs) expected to vest in the next twelve months. This amount, along with the portion of dividends declared in prior quarters related to unvested RSUs, is included within dividends payable in the Company's consolidated balance sheet as of December 31, 2016. The remaining balance is attributable to dividends declared on restricted stock units expected to vest subsequent to the next twelve months and is classified as other liabilities in the Company's consolidated balance sheet as of December 31, 2016. Dividends declared on RSUs are forfeitable prior to vesting. All future dividends are subject to declaration by the Company's board of directors and may be adjusted due to future business needs or other factors deemed relevant by the board of directors.

11. Share-Based Compensation

Share-Based Incentive Plans
On May 6, 2014, the Company implemented a stock incentive plan (the 2014 Plan) that allows for incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock awards (RSAs), stock unit awards, and other stock-based awards to be granted to employees, directors, officers, and others. The 2014 Plan authorized the issuance of 480,000 shares of the Company's common stock, plus 830,888 shares that remained available for future grants under the 2005 Stock Incentive Plan (the 2005 Plan) on the effective date of the 2014 Plan. Upon effectiveness of the 2014 Plan, no further awards will be made under the 2005 Plan. As of December 31, 2016, the maximum number of shares of common stock reserved under the 2014 Plan was approximately 1.3 million, of which 0.8 million shares were available for grant.

The Board of Directors establishes the terms and conditions of all grants, subject to the 2014 Plan and applicable provisions of the Internal Revenue Code (the Code). Under the 2014 Plan, options must be granted at an exercise price not less than the fair market value of the Company’s common stock on the grant date. The options expire on the date determined by the Board of Directors, but may not extend more than ten years from the grant date. The options generally become exercisable over a four year period. Restricted stock units (RSUs) generally vest over a period of one to three years. Canceled options and RSUs become available for reissuance under the 2014 Plan. Upon an exercise of stock options, the Company issues new shares.

The Company also has issued stock options under the discontinued 2005 Plan. Stock options, restricted stock units, and market stock units issued pursuant to the 2005 Plan are still outstanding. However, unexercised options that are canceled upon termination of employment are not available for reissuance under the 2005 Plan.

Share-Based Compensation Expense
The table below reflects the Company’s share-based compensation expense recognized in the consolidated statements of income, in thousands:

	Year-Ended December 31,
	2016	2015	2014
Instructional costs and services	$721	$408	$729
Marketing and promotional	777	581	270
Admissions advisory	54	39	52
General and administrative	4,870	5,566	4,078
Share-based compensation expense included in operating income	6,422	6,594	5,129
Tax benefit from share-based compensation expense	2,433	2,458	1,722
Share-based compensation expense, net of tax	$3,989	$4,136	$3,407

The following table summarizes additional information regarding share-based compensation arrangements for the years presented, in thousands:

	Year-Ended December 31,
	2016	2015	2014
Net proceeds from stock options exercised	$5,363	$1,337	$5,599
Intrinsic value of stock options exercised	5,294	615	2,127
Tax benefit (shortfall) realized from share-based compensation arrangements	462	(119)	159

As of December 31, 2016, total compensation cost related to nonvested service-based stock options, RSUs, and MSUs to be recognized in future periods was $4.9 million. The weighted average period over which this expense will be recognized is 1.6 years. The fair value of stock options and RSUs that vested during the years ended December 31, 2016, 2015 and 2014, was $4.6 million, $6.0 million, and $4.7 million, respectively.

Service-Based Stock Options
The following table summarizes stock option activity for the year-ended December 31, 2016:

	Plan Options Outstanding
	Incentive	Non-Qualified	Weighted-Average Exercise Price per Share
	(in thousands, except per share data)
Balance, December 31, 2015	4	603	$54.38
Granted	—	235	45.46
Exercised	(4)	(246)	45.12
Forfeited or expired	—	(27)	70.97
Balance, December 31, 2016	—	565	$53.97

The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2016. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

	Number of Shares	Weighted-Average Exercise or Purchase Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except per share and contractual term data)
Balance, December 31, 2016	565	$53.97	7.29	$19,192
Vested and expected to vest, December 31, 2016	542	$54.14	7.22	$18,295
Exercisable, December 31, 2016	172	$61.19	4.65	$4,635

The fair value of the Company's service-based stock options was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year-Ended December 31,
	2016	2015	2014
Weighted-average exercise price (1)	$45.46	$65.40	$64.82
Expected life (in years) (2)	4.60	4.56	4.53
Expected volatility (3)	37.62%	42.35%	41.76%
Risk-free interest rate (4)	1.18%	1.46%	1.37%
Dividend yield (5)	3.84%	2.53%	2.16%
Weighted-average fair value of options granted	$10.45	$19.46	$19.52

(1)	The weighted-average exercise price is equal to the Company's weighted-average stock price as of the grant date during each of the respective years.

(2)	The Company’s expected life on options granted during the years ended December 31, 2016, 2015 and 2014 is based upon its historical stock option exercise, forfeiture, and expiration activity.

(3)
The expected volatility assumption for the years ended December 31, 2016, 2015 and 2014 is based upon the Company’s historical stock price for a period commensurate with the expected life of the options.

(4)	The risk-free interest rate assumption is based upon the U.S. Treasury zero coupon yield curve on the grant date for a maturity similar to the expected life of the options.

(5)	The dividend yield assumption is based on our history and expectation of regular dividend payments.

Restricted Stock Units
The following table summarizes RSU activity for the year-ended December 31, 2016:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
	(in thousands, except per share data)
Balance, December 31, 2015	157	$51.40
Granted	81	49.48
Vested	(68)	37.49
Canceled	(11)	55.11
Balance, December 31, 2016	159	$56.07

The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value of RSUs on December 31, 2016. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

	Number of Shares	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except contractual term data)
Balance, December 31, 2016	159	1.25	$14,002
Vested and expected to vest, December 31, 2016	150	1.21	$13,139

Market Stock Units
The following table summarizes MSU activity for the year-ended December 31, 2016:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
	(in thousands, except per share data)
Balance, December 31, 2015	104	$24.13
Granted	—	—
Vested (1)	—	—
Canceled	—	—
Balance, December 31, 2016	104	$24.13

(1)
The MSUs become fully vested on May 7, 2018. The vesting of MSUs is subject to the achievement of the 90-day average closing price of the Company's common stock at the end of the defined service period. The shares vested is calculated using the 90-day average closing price of the Company's common stock as of December 31, 2018.

The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value of MSUs on December 31, 2016. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

	Number of Shares	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except contractual term data)
Balance, December 31, 2016	104	1.35	$9,129
Vested and expected to vest, December 31, 2016	104	1.35	$9,129

12. Income Taxes
The components of income tax expense are as follows, and presented in thousands:

	Year-Ended December 31,
	2016	2015	2014
Current income tax expense:
Federal	$27,074	$26,561	$24,193
State	3,186	1,649	1,611
Deferred income tax expense (benefit):
Federal	(3,969)	(1,575)	(401)
State	(311)	(66)	78
Income tax expense	$25,980	$26,569	$25,481

The following presents a reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate:

	Year-Ended December 31,
	2016	2015	2014
Statutory rate	35.0%	35.0%	35.0%
State income taxes	2.5	2.4	2.5
Transaction costs	0.3	—	—
Tax-exempt interest	(0.2)	(0.2)	(0.1)
Other	0.4	0.6	0.5
Effective income tax rate	38.0%	37.8%	37.9%
The following table presents significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2016 and 2015, in thousands:

	Year-Ended December 31,
	2016	2015
Deferred income tax assets:
Net operating loss carryforwards	$1,069	$108
Capital loss carryforwards	6,501	—
Allowance for doubtful accounts	3,881	3,648
Deferred rent and other liabilities	6,429	1,734
Share-based compensation	5,611	5,963
Accumulated other comprehensive loss	52	22
Other	—	42
Deferred income tax assets, before valuation allowance	23,543	11,517
Valuation allowance	(6,501)	(108)
Deferred income tax assets	17,042	11,409
Deferred income tax liabilities:
Prepaid expenses	(1,816)	(1,710)
Property and equipment	(11,131)	(11,201)
Intangible assets	(2,234)	—
Other	(8)	—
Deferred income tax liabilities	(15,189)	(12,911)
Net deferred tax asset (liability)	$1,853	$(1,502)

The net operating loss carryforwards in the table above represent federal and state net operating loss carryforwards obtained in the Hackbright acquisition of approximately $2.6 million that expire beginning in 2035.

Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. Consequently, the Company's net operating loss carryforward related to the Hackbright acquisition may be subject to annual limitations under Section 382.

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

The valuation allowance for deferred tax assets as of December 31, 2016 and 2015 was $6.5 million and $0.1 million, respectively. The valuation allowance established during the current year was related to the capital loss generated by the divestiture of Arden University. The Company concluded that it was more likely than not that the deferred tax asset for the capital loss carryforward would not be realized due to a lack of history of recognizing capital gains.

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

For the years ended December 31, 2016 and 2014, the Company recorded stock option tax benefits against additional paid-in-capital and reduced taxes payable by a corresponding amount of $0.5 million and $0.2 million, respectively. For the year ended December 31, 2015, the Company recorded a stock option shortfall of $0.1 million.

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. During 2016, state income tax audits for Illinois tax years 2012 and 2013 and Minnesota tax years 2012-2014 were completed. There were no significant findings from the Illinois audit. The state of Minnesota adjusted the 2012-2014 tax calculations, resulting in a $79 thousand income tax and interest charge. Also during 2016, the state of New York commenced an income tax audit for tax years 2012-2014. No other income tax audits are ongoing or pending as of December 31, 2016.

For U.S. federal tax purposes, the statute of limitations remains open on tax years from 2013. For state purposes, the statute of limitations varies by jurisdiction, but is generally from three to five years.

As of December 31, 2016, the Company had $22 thousand of total gross unrecognized tax benefits. Of this total, $15 thousand (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect its effective income tax rate in future periods.
The following table reconciles the beginning and ending amount of unrecognized tax benefits, in thousands:

	Year-Ended December 31,
	2016	2015	2014
Balance at January 1	$27	$38	$42
Additions for tax positions of prior years	—	—	9
Reductions due to lapse of the applicable statute of limitations	(5)	(11)	(13)
Balance at December 31	$22	$27	$38

The Company does not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months. In the fourth quarter of 2015, the statute of limitations expired on approximately $11 thousand in unrecognized tax benefits related to state issues from tax years 2010-2011. In the fourth quarter of 2016, the statue of limitations expired on approximately $5 thousand in unrecognized tax benefits related to state issues from tax year 2012. In the fourth quarter of 2017, the statute of limitations will expire on approximately $2 thousand in unrecognized tax benefits related to state issues from tax year 2013.

The Company continues to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company recognized $1 thousand, $2 thousand, and $2 thousand in interest and penalties related to uncertain tax positions in income tax expense during the years ended December 31, 2016, 2015, and 2014, respectively.

13. Other Investments

At December 31, 2016, the Company held a $2.9 million investment in a limited partnership, with a commitment to invest up to an additional $1.7 million through February 2024. At December 31, 2015, the Company's investment in the limited partnership was $2.4 million. During the years ended December 31, 2016 and 2015, the Company made investments totaling $0.5 million and $0.9 million in the partnership, respectively. The partnership invests in innovative companies in the health care field. The Company's investment comprises less than 3.0% of the total partnership interest; accordingly, the Company designated the investment as a cost method investment and classified it within other assets in the consolidated balance sheets as of December 31, 2016 and December 31, 2015.

At December 31, 2016, the Company held a $3.1 million investment in a limited partnership that invests in education and education-related technology companies, with a commitment to invest an additional $1.7 million through December 2025. During the twelve months ended December 31, 2016, the Company made investments totaling $3.1 million in the limited partnership. The Company's investment comprises less than 5.0% of the total partnership interest; accordingly, the Company designated the investment as a cost method investment and classified it within other assets in the consolidated balance sheet as of December 31, 2016. As of December 31, 2015, the Company had made no investments in the partnership.

The fair value of the Company’s cost method investments is not estimated if there are no identified events or changes in circumstances that management considers to have a significant adverse impact on the fair value of the partnership investments. During the years ended December 31, 2016 and 2015, no events or changes in circumstances which could have a significant adverse impact on the fair value of the partnership investments were identified. When measured on a nonrecurring basis, if changes in circumstances are identified, the Company’s other investments classified as cost method investments are considered to be Level 3 in the fair value hierarchy due to the use of unobservable inputs to measure fair value. During the years ended December 31, 2016 and 2015, no impairment charges were recorded related to the Company’s cost method investments.

14. Acquisitions

On April 22, 2016, the Company acquired 100 percent of the share capital of Sutter Studios, Inc. d/b/a Hackbright Academy, Inc. (Hackbright) for $18.0 million in cash paid at closing. Hackbright is a leading software engineering school for women, with a mission to increase female representation in the technology sector. Hackbright, headquartered in San Francisco, offers in-person, immersive 12-week full-time educational programs in software engineering as well as part-time programs. Upon acquisition, the Company changed the official corporate name of Hackbright to Hackbright Academy, Inc.

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

Hackbright and DevMountain's core competencies of providing the 21st Century workforce with job-ready skills in a highly competitive market are consistent with the Company's strategy to expand its addressable market and offer working adults the most direct path between learning and employment. The Company incurred approximately $1.4 million of transaction costs in connection with the acquisitions of Hackbright and DevMountain, and these costs are included in general and administrative expenses within the Consolidated Statements of Income for the year-ended December 31, 2016.

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

The Company completed the third party valuations of the intangible assets and contingent consideration related to the Hackbright and DevMountain acquisitions during the fourth quarter of 2016. The Company is in the process of preparing the tax returns for Hackbright for the 2016 period prior to acquisition; thus, the preliminary measurements for goodwill and deferred income taxes related to the Hackbright acquisition are subject to change.

A reconciliation of the assets acquired and liabilities assumed to the net cash paid to acquire Hackbright and DevMountain on the acquisition date is shown in the table below, in thousands:

	Hackbright	DevMountain
Cash and cash equivalents	$499	$336
Other assets	407	745
Intangibles:
Trade Name	4,500	3,400
Customer Relationships	800	—
Course Content	900	200
Goodwill	12,638	10,672
Deferred tax asset (liability)	(967)	12
Liabilities assumed	(788)	(418)
Total assets acquired and liabilities assumed, net	17,989	14,947
Less: Fair value of contingent consideration	—	—
Less: Cash acquired	(499)	(336)
Cash paid for acquisition, net of cash acquired	$17,490	$14,611

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

The Company assigned an indefinite useful life to the trade name intangible assets, as it is believed these assets have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic or other factors to limit the useful life of the trade name intangibles. All acquired intangible assets other than trade names were determined to be finite-lived and are being amortized on a straight-line basis, which is consistent with the expected use of economic benefits associated with these assets. The weighted-average useful life of the acquired finite-lived intangible assets is 2.7 years.

Goodwill recorded in connection with the acquisitions is primarily attributable to the expected future earnings potential of the Company as a result of the enhanced opportunity to expand the Company's addressable market and drive enrollment growth. The goodwill recognized in connection with the acquisitions has been allocated to the Job-Ready Skills reportable segment and was evaluated for impairment (along with the indefinite-lived trade names intangible assets) as of the first day of the fourth quarter of 2016 consistent with the Company's existing impairment policy. Goodwill recognized from the Hackbright acquisition is not expected to be deductible for tax purposes, and goodwill related to DevMountain is expected to be deductible for tax purposes.

15. Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss, in thousands:

	As of December 31,
	2016	2015	2014
Foreign currency translation	$(6)	$(235)	$(311)
Unrealized losses on marketable securities, net of tax	(87)	(37)	(24)
Accumulated other comprehensive loss(1)	$(93)	$(272)	$(335)

(1)
Accumulated other comprehensive loss is net of $52 thousand, $21 thousand, and $14 thousand of taxes as of December 31, 2016, 2015, and 2014, respectively. The unrealized gains and losses on the Company’s marketable securities were primarily caused by changes in market values as a result of interest rate changes.

During the year ended December 31, 2016, $45 thousand was reclassified out of accumulated other comprehensive loss to income (loss) from discontinued operations, net of tax, related to foreign currency translation losses realized upon the sale of Arden University. There were no reclassifications out of accumulated other comprehensive income to net income during the years ended December 31, 2015 and December 31, 2014.

16. Regulatory Supervision and Oversight

Institutions of higher education offering Title IV financing are regulated by the federal Department of Education, state offices of higher education, and accreditors (regional, national, and specialized). Additionally, federal and state legislation can impact the regulation of institutions of higher education. Federal law is shaped by the Higher Education Act (HEA). Congress last reauthorized the HEA in 2008. It is unclear when it will be reauthorized. As of December 31, 2016, programs in which the University's learners participate are operative and sufficiently funded.

17. Other Employee Benefit Plans

The Company sponsors an employee retirement savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. The plan provides eligible employees with an opportunity to make tax-deferred contributions into a long-term investment and savings program. All employees over the age of 18 are eligible to participate in the plan. The plan allows eligible employees to contribute up to 100% of their annual salary, subject to IRS annual limits. The plan allows the Company to make discretionary contributions; however, there is no requirement that it do so. The Company matches 100% on the first 2%, and 50% on the next 4%, of the employee contributions. Employer contributions and related expenses were $5.3 million, $5.0 million, and $4.5 million for the years ended December 31, 2016, 2015, and 2014, respectively.

In May 2005, the Company adopted the Capella Education Company Employee Stock Purchase Plan, referred to as the ESPP. The Company has reserved an aggregate of 0.5 million shares of its common stock for issuance under the ESPP. The ESPP permits eligible employees to utilize up to 10% of their salary to purchase the Company’s common stock at a price of no less than 85% of the fair market value per share of the Company’s common stock at the beginning or the end of the relevant offering period, whichever is less. The compensation committee of the Board of Directors will administer the ESPP. The Company had not implemented this plan as of December 31, 2016.

18. Segment Reporting

Capella Education Company is an educational services company that provides access to high-quality education through online postsecondary degree programs and job-ready skills offerings in high-demand markets. Capella’s portfolio of companies is dedicated to closing the skills gap by placing adults on the most direct path between learning and employment. During the year-ended December 31, 2016, the Company acquired Hackbright and DevMountain, which resulted in a revision to the way in which management reviews financial information and by which the Chief Operating Decision Maker (the Chief Executive Officer) evaluates performance and allocates the resources of the Company.

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

A summary of financial information by reportable segment (in thousands) for the years ended December 31, 2016, 2015, and 2014 is presented in the following table. Beginning in the first quarter of 2016 through the date of the sale of the business, Arden University was considered to be held for sale, and because Arden's results of operations are presented as discontinued operations within our Consolidated Statements of Income, the summary of financial information by reportable segment below excludes the results of operations of Arden University for all periods presented.

	Year-Ended December 31,
	2016	2015	2014
Revenues
Post-Secondary	$424,085	$415,964	$404,675
Job-Ready Skills	5,305	584	3,569
Consolidated revenues	$429,390	$416,548	$408,244
Operating income (loss)
Post-Secondary	$76,935	$73,248	$68,234
Job-Ready Skills	(8,728)	(2,916)	(639)
Consolidated operating income	68,207	70,332	67,595
Other income (expense), net	177	(133)	(277)
Income from continuing operations before income taxes	$68,384	$70,199	$67,318

The following table presents a schedule of significant non-cash items included in segment operating income (loss) by reportable segment, in thousands:

	Year-Ended December 31,
	2016	2015	2014
Depreciation and amortization
Post-Secondary	$20,395	$21,842	$22,536
Job-Ready Skills	948	75	102
Consolidated depreciation and amortization	$21,343	$21,917	$22,638
Impairment of property and equipment
Post-Secondary	$—	$371	$243
Job-Ready Skills	442	525	34
Consolidated impairment of property and equipment	$442	$896	$277
Share-based compensation
Post-Secondary	$6,195	$6,474	$5,111
Job-Ready Skills	227	120	18
Consolidated share-based compensation	$6,422	$6,594	$5,129

19. Quarterly Financial Summary (Unaudited)

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

	First	Second	Third	Fourth	Total
	(in thousands, except per share data)
2016
Revenues	$105,448	$106,725	$105,909	$111,308	$429,390
Operating income	16,527	18,072	15,348	18,260	68,207

Income from continuing operations	10,276	11,074	9,587	11,467	42,404
Income (loss) from discontinued operations, net of tax	(978)	(1,379)	2,963	(41)	565
Net income	$9,298	$9,695	$12,550	$11,426	$42,969
Basic net income (loss) per common share:
Continuing operations	$0.87	$0.95	$0.83	$1.00	$3.65
Discontinued operations	(0.08)	(0.12)	0.26	(0.01)	0.05
Basic net income per common share	$0.79	$0.83	$1.09	$0.99	$3.70
Diluted net income (loss) per common share:
Continuing operations	$0.86	$0.93	$0.81	$0.97	$3.58
Discontinued operations	(0.08)	(0.11)	0.25	—	0.04
Diluted net income per common share	$0.78	$0.82	$1.06	$0.97	$3.62

Cash dividend declared per common share	$0.39	$0.39	$0.39	$0.41	$1.58

2015
Revenues	$105,701	$104,584	$100,134	$106,129	$416,548
Operating income	17,610	18,059	14,131	20,532	70,332

Income from continuing operations	10,937	11,198	8,802	12,693	43,630
Loss from discontinued operations, net of tax	(900)	(867)	(630)	(1,045)	(3,442)
Net income	$10,037	$10,331	$8,172	$11,648	$40,188
Basic net income (loss) per common share:
Continuing operations	$0.89	$0.92	$0.73	$1.07	$3.61
Discontinued operations	(0.07)	(0.07)	(0.05)	(0.09)	(0.28)
Basic net income per common share	$0.82	$0.85	$0.68	$0.98	$3.33
Diluted net income (loss) per common share:
Continuing operations	$0.88	$0.90	$0.72	$1.05	$3.55
Discontinued operations	(0.08)	(0.07)	(0.05)	(0.09)	(0.28)
Diluted net income per common share	$0.80	$0.83	$0.67	$0.96	$3.27

Cash dividend declared per common share	$0.37	$0.37	$0.37	$0.39	$1.50

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016. In conducting its evaluation, our management used the criteria set forth by the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.
Our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Capella Education Company

We have audited Capella Education Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Capella Education Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Capella Education Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capella Education Company as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 22, 2017 expressed an unqualified opinion thereon.

 /s/ ERNST & YOUNG LLP

Minneapolis, Minnesota
February 22, 2017

Item 9B.	Other Information
None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2016. Except for those portions specifically incorporated in this Form 10-K by reference to our Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10.	Directors, Executive Officers, and Corporate Governance

Executive Officers of the Registrant
Set forth below is certain information concerning our executive officers and persons chosen to become executive officers:

Name	Age	Position
J. Kevin Gilligan	62	Chief Executive Officer
Steven L. Polacek	57	Senior Vice President and Chief Financial Officer
Renee L. Jackson	50	Senior Vice President and General Counsel
Peter M. Ramstad	59	Senior Vice President and Chief Human Resources Officer
Richard Senese, PhD	54	Capella University President and Chief Academic Officer
Andrew E. Watt	39	Senior Vice President of Post-Secondary Education
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

Renee L. Jackson joined our company on December 1, 2014 as Vice President and General Counsel. On February 9, 2017, she was promoted to Senior Vice President and General Counsel. Before coming to our company, Ms. Jackson was the general counsel of The Dolan Company, a nationwide provider of business information and professional services, from 2010 until December 2014. The Dolan Company and certain of its subsidiaries filed voluntary petitions for a prepackaged Chapter 11 bankruptcy in the US District Court for the District of Delaware on March 23, 2014. The company and its subsidiaries emerged from bankruptcy on June 12, 2014. From 2005 to 2010, Ms. Jackson served as associate general counsel of Fair Isaac Corporation, a leading analytics and software company serving companies worldwide in the financial, insurance, telecommunications and e-commerce industries. Before joining Fair Isaac Corporation, Ms. Jackson was a partner with Norton Rose Fulbright LLP, where she tried intellectual property and commercial cases and served as administrative partner of the firm's Minneapolis office. Ms. Jackson began her career at Dorsey & Whitney LLP in 1991. Ms. Jackson earned a B.S. from the University of Florida and a J.D. from the University of Minnesota Law School.

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

Andrew E. Watt joined our company in 2002. He was promoted to Senior Vice President of Post-Secondary Education on November 9, 2016. Prior to being promoted, he served as vice president of Colleges and University Operations and Capella University’s chief operations officer since 2014. He has held a variety of leadership positions across the university, including roles in Operations, Finance, Analytics and our Markets & Products team. Before joining Capella, he worked in transaction advisory services at both Deloitte & Touche LLP and Arthur Andersen LLP. Mr. Watt graduated from the University of St. Thomas with a bachelor’s degree in finance and accounting.

Dr. Richard (Dick) Senese serves as president and chief academic officer for Capella University. He served as vice president of Academic Affairs and chief academic officer for Capella University since 2014 and became interim president in 2015. Prior to returning to Capella, Dr. Senese served in leadership roles with the University of Minnesota Extension for 13 years. He has taught at a number of Minnesota-based institutions, including St. Olaf College, Metropolitan State University, and the College of St. Scholastica, and served previously as the associate dean for Capella University’s Harold Abel School of Psychology. Dr. Senese received his PhD from the University of Minnesota through the Counseling and Student Personnel Psychology program within the Department of Educational Psychology. He is a licensed psychologist.

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014
Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts
Other schedules are omitted because they are not required.

(b)	Exhibits

Exhibit Number	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 11, 2006.
3.2	Third Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2016.
4.1	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 19, 2006.
10.1*	Capella Education Company 2005 Stock Incentive Plan as amended.	Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 3, 2005.
10.2*	Forms of Option Agreements for the Capella Education Company 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.
10.3*	Form of Restricted Stock Agreement for the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
10.4*	Form of Restricted Stock Unit Agreement (Employee) under the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2009.
10.5*	Form of Restricted Stock Unit Agreement (Non-Employee Director) under the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2009.
10.6*	Capella Education Company 2014 Equity Incentive Plan.	Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement for its 2014 annual meeting of shareholders filed with the SEC on March 24, 2014 (File No. 1-33140).
10.7*	Form of Restricted Stock Unit Award Agreement (Director) under the Capella Education Company 2014 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

10.8*	Form of Restricted Stock Unit Award Agreement (Section (16(b) Officer) under the Capella Education Company 2014 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
10.9*	Form of Non-Statutory Stock Option Award Agreement (Section (16(b) Officer) under the Capella Education Company 2014 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
10.10*	Capella Education Company Executive Severance Plan, as amended.	Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2008.
10.11*	Capella Education Company Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 3, 2005.
10.12	Office Lease, dated as of February 23, 2004, by and between the Registrant and 601 Second Avenue Limited Partnership.	Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
10.13	Memorandum of Lease, dated as of March 10, 2004, by and between the Registrant and 601 Second Avenue Limited Partnership.	Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
10.14	First Amendment to Lease, dated as of May 16, 2006, by and between the Registrant and 601 Second Avenue Limited Partnership.	Incorporated by reference to Exhibit 10.36 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.
10.15	Letter Agreement, dated July 5, 2006, between the Registrant and ASB Minneapolis 225 Holdings, LLC	Incorporated by reference to Exhibit 10.37 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.
10.16	Second Amendment to Lease, dates as of March 17, 2008, by and between the Registrant and Minneapolis 225 Holdings, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
10.17	Third Amendment to Lease, dates as of June 10, 2009, by and between the Registrant and Minneapolis 225 Holdings, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
10.18	Fourth Amendment to Lease, dated as of May 14, 2010, by and between the Registrant and Minneapolis 225 Holdings, LLC.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
10.19	Fifth Amendment to Lease, dated as of August 29, 2011, by and between the Registrant and Minneapolis 225 Holdings, LLC.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
10.20	Sixth Amendment to Lease, dated as of March 24, 2014 by and between the Registrant and Minneapolis 225 Holdings, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014.
10.21	Seventh Amendment to Lease, dated as of August 5, 2016 by and between the Registrant and Minneapolis 225 Holdings, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2016.
10.22*	Amendment No. 1 to Capella Education Company 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.42 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2006.
10.23*	Capella Education Company Senior Executive Severance Plan, as amended.	Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2008.
10.24*	Employment Agreement between Capella Education Company and J. Kevin Gilligan, dated January 20, 2009.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2009.

10.25*	Capella Education Company Incentive Bonus Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
10.26
Amended and Restated Credit Agreement dated December 18, 2015 among Capella Education Company, identified therein as the Borrower; Bank of America, N.A. as Administrative Agent; Merrill Lynch, Pierce, Fenner & Smith as the sole lead Arranger; and certain other lenders (the “Credit Agreement”).

Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2015.
10.27*	Form of Restricted Stock Unit Agreement (Director) (for use commencing in 2012) for the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2011.
10.28*	Form of Restricted Stock Unit Agreement (16(b) Officer) (for use commencing in 2012) for the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2011.
10.29*	Form of Non-Statutory Stock Option Agreement (16(b) Officer) (for use commencing in 2012) for the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2011.
10.30*	Capella Education Company Incentive Bonus Plan, as amended	Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2011.
10.31*	2013 Form of Non-Statutory Option Agreement (Section 16(b) Officers)	Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2012.
10.32*	Form of Market Stock Unit Agreement (Section 16(B) Officer) under the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
10.33*	Form of Capella Education Company Long-Term Performance Cash Plan Award Agreement.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31. 2016.
10.34*	Form of Capella Education Company Management Incentive Plan Award Agreement.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31. 2016.
10.35*	Employment Agreement between Capella Education Company and Peter Ramstad, dated January 29, 2015.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31. 2016.
21	Subsidiaries of the Registrant.	Filed electronically.
23	Consent of Ernst & Young LLP.	Filed electronically.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.
EX-101.INS	XBRL Instance Document(1)	Filed electronically.
EX-101.SCH	XBRL Taxonomy Extension Schema Document(1)	Filed electronically.

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)	Filed electronically.
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)	XBRL Taxonomy Extension Definition Linkbase Document(1)
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)	Filed electronically.
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)	Filed electronically.

*	Management contract or compensatory plan or arrangement.

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

CAPELLA EDUCATION COMPANY
Schedule II—Valuation and Qualifying Accounts
Fiscal Years 2016, 2015, and 2014

	Beginning Balance	Acquisitions	Additions Charged to Expense	Deductions(a)	Ending Balance
	(In thousands)
Allowance for doubtful accounts for the years ended:
December 31, 2016	$6,340	$58	$10,663	$(10,379)	$6,682
December 31, 2015	$6,258	$—	$14,275	$(14,193)	$6,340
December 31, 2014	$6,803	$—	$14,835	$(15,380)	$6,258

	Beginning Balance	Additions Charged to Expense (b)	Additions Charged to Other Accounts (c)	Deductions	Ending Balance
	(In thousands)
Valuation allowance for the year-ended:
December 31, 2016	$108	$—	$6,501	$(108)	$6,501
December 31, 2015	$88	$20	$—	$—	$108
December 31, 2014	104	—	—	(16)	88

(a)	Allowance for doubtful accounts deductions represent write-offs of accounts receivable.

(b)	Valuation allowance additions include the establishment of and increases to valuation allowance on net deferred tax assets primarily related to net operating losses.

(c)
Valuation allowance additions charged to other accounts represents the capital loss generated by the divestiture of Arden University. The Company concluded that it was more likely than not that the deferred tax asset for the capital loss carryforward would not be realized due to a lack of history of recognizing capital gains.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPELLA EDUCATION COMPANY
(Registrant)
Date:	February 22, 2017	/S/ J. KEVIN GILLIGAN
J. Kevin Gilligan
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

SIGNATURES	TITLE	DATE

/s/ J. KEVIN GILLIGAN	Chairman and Chief Executive Officer (Principal Executive Officer)	February 22, 2017
J. Kevin Gilligan

/s/ STEVEN L. POLACEK	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2017
Steven L. Polacek

/s/ RITA D. BROGLEY	Director	February 22, 2017
Rita D. Brogley

/s/ H. JAMES DALLAS	Director	February 22, 2017
H. James Dallas

/s/ MATTHEW W. FERGUSON	Director	February 22, 2017
Matthew W. Ferguson

/s/ MICHAEL A. LINTON	Director	February 22, 2017
Michael A. Linton

/s/ MICHAEL L. LOMAX	Director	February 22, 2017
Michael L. Lomax

/s/ JODY G. MILLER	Director	February 22, 2017
Jody G. Miller

/s/ STEPHEN G. SHANK	Director	February 22, 2017
Stephen G. Shank

/s/ DAVID W. SMITH	Director	February 22, 2017
David W. Smith

/s/ JEFFREY W. TAYLOR	Director	February 22, 2017
Jeffrey W. Taylor

/s/ DARRELL R. TUKUA	Director	February 22, 2017
Darrell R. Tukua