Form 10-Q
period 2017-03-31
CAPELLA EDUCATION CO
filed 2017-04-25
CIK 1104349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-33140
_________________________________________
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
_____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of shares of common stock outstanding as of April 20, 2017 was 11,588,880.

CAPELLA EDUCATION COMPANY
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CAPELLA EDUCATION COMPANY
Consolidated Balance Sheets
(In thousands, except par value)

	As of March 31, 2017	As of December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$99,134	$93,570
Marketable securities, current	51,809	45,458
Accounts receivable, net of allowance of $6,164 at March 31, 2017 and $6,682 at December 31, 2016	20,536	20,708
Prepaid expenses and other current assets	13,111	17,877
Total current assets	184,590	177,613
Marketable securities, non-current	20,898	23,320
Property and equipment, net	34,936	34,121
Goodwill	23,331	23,310
Intangibles, net	9,009	9,221
Deferred income taxes	975	1,853
Other assets	8,047	7,875
Total assets	$281,786	$277,313
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,186	$4,367
Accrued liabilities	26,917	31,302
Dividends payable	4,944	4,945
Deferred revenue	14,967	12,398
Total current liabilities	50,014	53,012
Deferred rent	13,325	13,693
Other liabilities	1,879	2,316
Total liabilities	65,218	69,021
Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares — 100,000; Issued and Outstanding shares — 11,587 at March 31, 2017 and 11,545 at December 31, 2016	116	115
Additional paid-in capital	123,452	121,581
Accumulated other comprehensive loss	(9)	(93)
Retained earnings	93,009	86,689
Total shareholders’ equity	216,568	208,292
Total liabilities and shareholders’ equity	$281,786	$277,313

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Revenues	$111,788	$105,448
Costs and expenses:
Instructional costs and services	48,412	45,311
Marketing and promotional	27,525	25,879
Admissions advisory	7,663	7,423
General and administrative	10,587	10,308
Total costs and expenses	94,187	88,921
Operating income	17,601	16,527
Other income (expense), net	107	(9)
Income from continuing operations before income taxes	17,708	16,518
Income tax expense	6,537	6,242
Income from continuing operations	11,171	10,276
Income (loss) from discontinued operations, net of tax	95	(978)
Net income	$11,266	$9,298
Basic net income (loss) per common share:
Continuing operations	$0.97	$0.87
Discontinued operations	—	(0.08)
Basic net income per common share	$0.97	$0.79
Diluted net income (loss) per common share
Continuing operations	$0.94	$0.86
Discontinued operations	—	(0.08)
Diluted net income per common share	$0.94	$0.78
Weighted average number of common shares outstanding:
Basic	11,559	11,755
Diluted	11,936	11,953
Cash dividends declared per common share	$0.41	$0.39

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Net income	$11,266	$9,298
Other comprehensive income:
Foreign currency translation gain	2	129
Unrealized gains on available for sale securities, net of tax	82	58
Comprehensive income	$11,350	$9,485

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities	(Unaudited)
Net income	$11,266	$9,298
Income (loss) from discontinued operations, net of tax	95	(978)
Income from continuing operations	11,171	10,276
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	2,416	1,926
Depreciation and amortization	5,126	5,209
Amortization of investment discount/premium, net	471	556
Impairment of property and equipment	367	—
Loss on disposal of property and equipment	3	19
Share-based compensation	1,274	2,813
Excess tax benefits from share-based compensation	—	(324)
Deferred income taxes	894	(260)
Changes in operating assets and liabilities
Accounts receivable	(2,244)	(2,467)
Prepaid expenses and other current assets	(2,366)	(1,149)
Accounts payable and accrued liabilities	(6,996)	2,084
Income taxes payable	3,901	1,382
Deferred rent	(367)	(236)
Deferred revenue	2,569	2,916
Net cash provided by operating activities - continuing operations	16,219	22,745
Net cash provided by (used in) operating activities - discontinued operations	95	(750)
Net cash provided by operating activities	16,314	21,995
Investing activities
Capital expenditures	(5,782)	(5,309)
Investment in partnership interests	(292)	(2,246)
Purchases of marketable securities	(14,809)	(8,507)
Maturities of marketable securities	10,540	10,560
Net cash used in investing activities - continuing operations	(10,343)	(5,502)
Net cash provided by (used in) investing activities - discontinued operations	3,243	(31)
Net cash used in investing activities	(7,100)	(5,533)
Financing activities
Excess tax benefits from share-based compensation	—	324
Net payments related to share-based award activities	1,081	967
Payment of dividends	(4,733)	(4,612)
Repurchases of common stock	—	(7,507)
Net cash used in financing activities - continuing operations	(3,652)	(10,828)
Effect of foreign exchange rates on cash	2	(39)
Net increase in cash and cash equivalents	5,564	5,595
Cash and cash equivalents and cash of business held for sale at beginning of period	93,570	88,027
Cash and cash equivalents and cash of business held for sale at end of period	99,134	93,622
Less cash of business held for sale at end of period	—	(1,103)
Cash and cash equivalents at end of period	$99,134	$92,519
Supplemental disclosures of cash flow information
Income taxes paid	$1,714	$5,117
Non-cash investing and financing activities:
Purchase of equipment included in accounts payable and accrued liabilities	$1,102	$670
Declaration of cash dividend to be paid	4,813	4,638
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

2. Summary of Significant Accounting Policies

Consolidation
The consolidated financial statements include the accounts of the Company, the University, Sophia, CLS, Hackbright, DevMountain, and Arden University after elimination of intercompany accounts and transactions. Arden University was divested during the third quarter of 2016, and prior to the date of sale was presented as discontinued operations within the financial statements and corresponding footnotes. Arden operates on a fiscal year ending October 31, and prior to the date of sale, this was also the date used for consolidation. Refer to Footnote 4, Discontinued Operations, for further information related to the divestiture of Arden University. During the second quarter of 2016, the Company acquired Hackbright and DevMountain. The Company accounted for these acquisitions as business combinations as of the close of each transaction. The assets acquired and liabilities assumed in conjunction with the acquisitions were recorded at fair value as of the respective acquisition dates, with the results of operations reflected in the Consolidated Statements of Income from the acquisition dates going forward. Refer to Footnote 13, Acquisitions, for further information related to these acquisitions.

Reclassifications
During the first quarter of 2017, we reclassified our variable rate demand notes from cash and cash equivalents to marketable securities, current within the Consolidated Balance Sheet to better reflect the nature of these assets. Prior periods have not been restated to conform to the updated classification as marketable securities because the variable rate demand notes were not material to the Company's financial statements as of December 31, 2016.

Share-Based Compensation
The Company measures and recognizes compensation expense for share-based payment awards made to employees and directors, including employee stock options, restricted stock units (RSUs), performance-based restricted stock units, and market stock units (MSUs) based on estimated fair values of the share award on the date of grant. During the first quarter of 2017, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. Refer to Footnote 3 - Recent Accounting Pronouncements, for discussion of the impact of adoption of this standard.

Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company's consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (2016 Annual Report on Form 10-K).

Use of Estimates
The preparation of the consolidated financial statements in accordance with GAAP requires management to make certain estimates, assumptions, and judgments that affect the reported amounts in the consolidated financial statements and accompanying footnotes. Actual results could differ from those estimates.

Refer to the Company’s “Summary of Significant Accounting Policies” footnote included within the 2016 Annual Report on Form 10-K for a complete summary of the Company’s significant accounting policies.

3. Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-14, Intangibles - Goodwill and Other: Simplifying the Accounting for Goodwill Impairment, which is included in FASB Accounting Standards Codification (ASC) Topic 350, Intangibles - Goodwill and Other. The new standard eliminates the quantitative goodwill impairment analysis requirement to determine the fair value of individual assets and liabilities of a reporting unit to determine the amount of any goodwill impairment and instead permits an entity to recognize goodwill impairment loss as the excess of a reporting unit's carrying value over the estimated fair value of the reporting unit, to the extent this amount does not exceed the carrying amount of goodwill. The new guidance continues to allow an entity to perform a qualitative assessment over goodwill impairment indicators in lieu of a quantitative assessment in certain situations. The guidance will be effective for the Company's annual and interim reporting periods beginning January 1, 2020, with early adoption permitted. The Company adopted this guidance as of January 1, 2017, and it did not have a material impact on its business practices, financial condition, results of operations, or disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, included in ASC Topic 805, Business Combinations, which revises the definition of a business. The revised definition clarifies that outputs must be the result of inputs and substantive processes that provide goods or services to customers, other revenue, or investment income. The guidance will be effective for the Company's annual and interim reporting periods beginning January 1, 2018, and early adoption is permitted. The Company adopted the new definition of a business during the first quarter of 2017, and it did not have a material impact on its business practices, financial condition, results of operations, or disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which is included in ASC Topic 230, Statement of Cash Flows. The new guidance clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows, including contingent consideration payments made after a business acquisition. Specifically, cash payments to settle a contingent consideration liability which are not made soon after the acquisition date should be classified as cash used in financing activities up to the initial amount of contingent consideration recognized with the remaining amount classified as cash flows from operating activities. The guidance will be effective for the Company's annual and interim reporting periods beginning January 1, 2018, and early adoption is permitted. The Company does not expect adoption of this guidance to have a material impact on its business practices, financial condition, results of operations, or disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which changes how companies will account for certain aspects of share-based payments to employees. As part of the new guidance, entities will be required to record the impact of income taxes arising from share-based compensation when awards vest or are settled within earnings as part of income tax expense rather than recorded as part of additional paid-in capital (APIC) and will eliminate the requirement that excess tax benefits be realized prior to recognition. Additionally, the guidance requires entities to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, companies will be required to make an accounting policy election at the time of adoption of the new guidance to either account for forfeitures of share-based awards in a manner similar to today's requirements (i.e., estimating the number of awards expected to be forfeited at the grant date and adjusting the estimate when awards are actually forfeited), or recognizing forfeitures as they occur with no estimate of forfeitures determined at the grant date. Entities will apply the forfeiture election provision using a modified retrospective transition approach, with a cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. Finally, the new guidance simplifies the minimum statutory tax withholding requirements for employers who withhold shares upon settlement of an award on behalf of an employee to cover tax obligations. Specifically, the new guidance allows entities to withhold an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award. Furthermore, the adoption of this guidance will result in volatility within our results of operations, primarily due to changes in our stock price. The Company adopted this guidance during the first quarter of 2017.

As part of its adoption of ASU No. 2016-09, the Company made an accounting policy election to change the way in which it accounts for forfeitures of share-based awards. Specifically, beginning in the first quarter of 2017, the Company recognizes forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. The change in accounting policy to recognize forfeitures of share-based awards as they occur resulted in a net cumulative decrease in retained earnings of $0.2 million as of January 1, 2017. Additionally, in accordance with the provisions of ASU No. 2016-09, excess tax benefits or deficiencies arising from share-based awards are now reflected within the Consolidated Statements of Income as a component of income tax expense rather than as a component of shareholder's equity. During the three months ended March 31, 2017, the Company recognized $0.3 million of excess tax benefits related to share-based awards as a reduction to income tax expense within the Consolidated Statement of Income. The Company's adoption of the new standard also resulted in the prospective classification of excess tax benefits as cash flows from operating activities in the same manner as other cash flows related to income taxes within the Consolidated Statements of Cash Flows. Based on the prospective method of adoption chosen, the classification of excess tax benefits within the Consolidated Statements of Cash Flows for prior periods presented has not been adjusted to reflect the change.

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

4. Discontinued Operations

On February 8, 2016, the Company’s Board of Directors approved a plan to divest Arden University. On August 18, 2016, the Company completed the sale of 100 percent of the share capital of Arden University for a sale price of £15.0 million, of which £11.5 million ($13.9 million, net of transaction-related fees) was paid in cash at closing, with an additional £1.0 million, or $1.3 million, paid on November 15, 2016, and the remaining amount due of £2.5 million plus interest, or $3.2 million paid on February 28, 2017. During the first quarter of 2017, the Company recorded a gain of $0.1 million related to interest on the November 2016 and February 2017 deferred payments.

A reconciliation of the line items comprising the results of operations of the Arden University business to the income (loss) from discontinued operations through the date of sale presented in the Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, in thousands, is included in the following table:

	Three Months Ended March 31,
	2017	2016
Revenues	$—	$3,270
Costs and expenses:
Instructional costs and services	—	1,660
Marketing and promotional	—	1,293
Admissions advisory	—	273
General and administrative	—	953
Total costs and expenses	—	4,179
Operating loss	—	(909)
Gain on sale of Arden	149	—
Other expense, net	—	(69)
Income (loss) before income taxes	149	(978)
Income tax expense	54	—
Income (loss) from discontinued operations, net of tax	$95	$(978)

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
The following table presents a reconciliation of the numerator and denominator in the basic and diluted net income per common share calculation, in thousands, except per share data:

	Three Months Ended March 31,
	2017	2016
Numerator:
Income from continuing operations	$11,171	$10,276
Income (loss) from discontinued operations, net of tax	95	(978)
Net income	$11,266	$9,298
Denominator:
Denominator for basic net income per common share— weighted average shares outstanding	11,559	11,755
Effect of dilutive stock options, restricted stock, and market stock units	377	198
Denominator for diluted net income per common share— weighted average shares outstanding	11,936	11,953
Basic net income (loss) per common share:
Continuing operations	$0.97	$0.87
Discontinued operations	—	(0.08)
Basic net income per common share	$0.97	$0.79
Diluted net income (loss) per common share:
Continuing operations	$0.94	$0.86
Discontinued operations	—	(0.08)
Diluted net income per common share	$0.94	$0.78

Options to purchase common shares were outstanding, but not included in the computation of diluted net income per common share on both a continuing and discontinued basis, because their effect would be anti-dilutive. The following table summarizes these securities, in thousands:

	Three Months Ended March 31,
	2017	2016
Anti-dilutive securities excluded from diluted earnings per share calculation, for both continuing and discontinued operations	91	487

6. Marketable Securities

The following is a summary of available-for-sale securities, in thousands:

	As of March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$57,138	$19	$(41)	$57,116
Corporate debt securities	6,502	15	(1)	6,516
Variable rate demand notes	9,075	—	—	9,075
Total	$72,715	$34	$(42)	$72,707

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$63,113	$2	$(152)	$62,963
Corporate debt securities	5,804	13	(2)	5,815
Total	$68,917	$15	$(154)	$68,778

The unrealized gains and losses on the Company’s investments in municipal and corporate debt securities as of March 31, 2017 and December 31, 2016 were caused by changes in market values primarily due to interest rate changes. All of the Company's securities which were in an unrealized loss position as of March 31, 2017 had been in an unrealized loss position for less than twelve months. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. No other-than-temporary impairment charges were recorded during the three months ended March 31, 2017 and 2016.
The following table summarizes the maturities of the Company’s marketable securities, in thousands:

	As of March 31, 2017	As of December 31, 2016
Due within one year	$51,809	$45,458
Due after one year through five years	20,898	23,320
Total	$72,707	$68,778

Amounts due within one year in the table above included $9.1 million of variable rate demand notes, with contractual maturities ranging from 6 years to 34 years years as of March 31, 2017. The variable rate demand notes are floating rate municipal bonds with embedded put options that allow the Company to sell the security at par plus accrued interest on a settlement basis ranging from one day to seven days. We have classified these securities based on their effective maturity date, which ranges from one day to seven days from the balance sheet date.

The following table summarizes the proceeds from the maturities of available-for-sale securities, in thousands:

	Three Months Ended March 31,
	2017	2016
Maturities of marketable securities	$10,540	$10,560
Total	$10,540	$10,560

The Company did not record any gross realized gains or gross realized losses in net income during the three months ended March 31, 2017 and 2016. Additionally, there were no proceeds from sales of marketable securities prior to maturity during the three months ended March 31, 2017 and 2016.

7. Fair Value Measurements

The following tables summarize certain information for assets and liabilities measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements as of March 31, 2017 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$8,187	$8,187	$—	$—
Money market	90,947	90,947	—	—
Marketable securities:
Tax-exempt municipal securities	57,116	—	57,116	—
Corporate debt securities	6,516	—	6,516	—
Variable rate demand notes	9,075	—	9,075	—
Total assets at fair value on a recurring basis	$171,841	$99,134	$72,707	$—

	Fair Value Measurements as of December 31, 2016 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$24,658	$24,658	$—	$—
Money market	68,237	68,237	—	—
Variable rate demand notes	675	—	675	—
Marketable securities:
Tax-exempt municipal securities	62,963	—	62,963	—
Corporate debt securities	5,815	—	5,815	—
Total assets at fair value on a recurring basis	$162,348	$92,895	$69,453	$—

The Company measures cash and money markets at fair value primarily using real-time quotes for transactions in active exchange markets involving identical assets. The Company’s marketable securities are classified within Level 2 and are valued using readily available pricing sources for comparable instruments utilizing observable inputs from active markets. The Company does not hold securities in inactive markets. The Company did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2017 and 2016.

Level 3 Measurements

DevMountain Contingent Consideration

In connection with the acquisition of DevMountain, the Company agreed to pay the former owners of DevMountain up to an additional $5.0 million in contingent consideration pending the achievement of certain revenue and operating performance metrics. The fair value of the contingent consideration is determined using a discounted cash flow model encompassing significant unobservable inputs. The key assumptions and terms underlying the valuation include probability-weighted cash flows for the applicable performance periods, the discount rate, and a three-year measurement period, with potential cash payments taking place at the end of each annual period through 2018 based upon the achievement of established performance targets. Reasonable changes in the unobservable inputs do not result in a material change in the fair value.

The fair value of the contingent consideration was zero as of March 31, 2017 and December 31, 2016.

8. Accrued Liabilities

Accrued liabilities consist of the following, in thousands:

	As of March 31, 2017	As of December 31, 2016
Accrued compensation and benefits	$8,911	$12,976
Accrued instructional	4,479	3,811
Accrued vacation	2,009	1,111
Accrued invoices	9,298	11,252
Other(1)	2,220	2,152
Total	$26,917	$31,302

(1) "Other" consists primarily of the current portion of deferred rent, customer deposits, and other miscellaneous accruals.

9. Commitments and Contingencies

Operating Leases
The Company leases its office facilities and certain office equipment under various noncancelable operating leases. On August 5, 2016, the Company entered into an amendment of its lease with Minneapolis 225 Holdings, LLC pursuant to which the Company renewed and extended its existing lease for premises at 225 South Sixth Street in Minneapolis, Minnesota through October 31, 2028. Renewal terms under the amended lease agreement include a reduction in the area of leased space occupied by the Company of approximately 64,000 square feet and provide for lease incentives of approximately $13.6 million. The lease incentives, which were paid in cash to the Company by the lessor upon closing, are included within deferred rent and accrued liabilities within the Consolidated Balance Sheet and will be recognized ratably as a reduction of rent expense over the term of the lease. The agreement allows the Company to extend the lease for up to two additional five-year terms.

The following presents the Company's future minimum lease commitments for continuing operations as of March 31, 2017, in thousands:

2017	$5,759
2018	6,585
2019	5,613
2020	5,180
2021	4,597
2022 and thereafter	32,798
Total	$60,532

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

Borrowings under the Credit Agreement bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus an applicable rate of 1.75% to 2.25% based on the Company’s consolidated leverage ratio or, at the Company’s option, an alternative base rate (defined as the higher of (a) the federal funds rate plus 0.5%; (b) Bank of America’s prime rate; or (c) the one-month LIBOR plus 1.0%) plus an applicable rate of 0.75% to 1.25% based on the Company’s consolidated leverage ratio. The Credit Agreement requires payment of a commitment fee, based on the Company’s consolidated leverage ratio, charged on the unused credit facility. The Company recorded commitment fee expenses of $0.1 million for the three months ended March 31, 2017 and 2016, recognized in other income (expense), net. Outstanding letters of credit are also charged a fee, based on the Company’s consolidated leverage ratio. The Company capitalized approximately $0.8 million of debt issuance costs related to the December 18, 2015 credit facility, and these costs are being amortized on a straight-line basis over a period of five years. Charges related to our credit facility are included in other income (expense), net.

The Credit Agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Failure to comply with the covenants contained in the Credit Agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. As of March 31, 2017 and December 31, 2016, there were no borrowings under the credit facility, and the Company was in compliance with all debt covenants.

Litigation
In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, claims involving learners or graduates and routine employment matters. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of March 31, 2017 that are probable and estimable, for which the outcome could have a material adverse impact on its consolidated financial position or results of operations.

10. Share Repurchase Program and Dividends

Share Repurchase Program
The Company announced its current share repurchase program in July 2008. The Board of Directors authorizes repurchases of outstanding shares of common stock from time to time depending on market conditions and other considerations. A summary of the Company’s comprehensive share repurchase activity from the program's commencement through March 31, 2017, all of which was part of its publicly announced program, is presented below, in thousands:

Board authorizations:
July 2008	$60,000
August 2010	60,662
February 2011	65,000
December 2011	50,000
August 2013	50,000
December 2015	50,000
Total amount authorized	335,662
Total value of shares repurchased	305,231
Residual authorization	$30,431

The following table summarizes shares repurchased, in thousands:

	Three Months Ended March 31,
	2017	2016
Shares repurchased	—	165
Total consideration, excluding commissions	$—	$7,500

As of March 31, 2017, the Company had purchased an aggregate of 6.6 million shares under the program’s outstanding authorizations at an average price per share of $46.12 totaling $305.2 million, excluding commissions.

Dividends
During the three months ended March 31, 2017, the Company declared the following cash dividends, in thousands except per share amounts:

Declaration Date	Record Date	Payment Date	Dividend per Share	Total Dividend Amount
February 22, 2017	March 10, 2017	April 13, 2017	$0.41	$4,813

Of the total dividend amount declared in the current quarter, $4.8 million is attributable to shares of common stock outstanding as of the record date and restricted stock units (RSUs) expected to vest in the next twelve months. This amount, along with the portion of dividends declared in prior quarters related to unvested RSUs, is included within dividends payable in the Company's consolidated balance sheet as of March 31, 2017. The remaining balance is attributable to dividends declared on restricted stock units expected to vest subsequent to the next twelve months and is classified as other liabilities in the Company's consolidated balance sheet as of March 31, 2017. Dividends declared on RSUs are forfeitable prior to vesting. All future dividends are subject to declaration by the Company's Board of Directors and may be adjusted due to future business needs or other factors deemed relevant by the Board of Directors.

11. Share-Based Compensation

The table below reflects the Company’s share-based compensation expense recognized in the consolidated statements of income, in thousands:

	Three Months Ended March 31,
	2017	2016
Instructional costs and services	$188	$208
Marketing and promotional	211	183
Admissions advisory	13	13
General and administrative	862	2,409
Share-based compensation expense included in operating income	1,274	2,813
Tax benefit from share-based compensation expense	486	1,063
Share-based compensation expense, net of tax	$788	$1,750

12. Other Investments

At March 31, 2017, the Company held a $3.2 million investment in a limited partnership that invests in innovative companies in the health care field, with a commitment to invest up to an additional $1.4 million through February 2024. At December 31, 2016, the Company's investment in the limited partnership was $2.9 million. During the three months ended March 31, 2017 and 2016, the Company made investments totaling $0.3 million and $0.1 million, respectively, in the partnership. The Company's investment comprises less than 3% of the total partnership interest; accordingly, the Company designated the investment as a cost method investment and classified it within other assets in the consolidated balance sheets as of March 31, 2017 and December 31, 2016.

At March 31, 2017, the Company held a $3.1 million investment in a limited partnership that invests in education and education-related technology companies, with a commitment to invest up to an additional $1.7 million through December 2025. At December 31, 2016, the Company's investment in the limited partnership was $3.1 million. During the three months ended March 31, 2017, there were no investments in the limited partnership, and during the three months ended March 31, 2016, the Company made investments totaling $2.1 million in the partnership. The Company's investment comprises less than 5% of the total partnership interest, and the Company designated the investment as a cost method investment and classified it within other assets in the consolidated balance sheets as of March 31, 2017 and December 31, 2016.

The fair value of the Company’s cost method investments is not estimated if there are no identified events or changes in circumstances that management considers to have a significant adverse impact on the fair value of the partnership investments. During the three months ended March 31, 2017 and 2016, no events or changes in circumstances which could have a significant adverse impact on the fair value of the partnership investments were identified. When measured on a nonrecurring basis, if changes in circumstances are identified, the Company’s other investments classified as cost method investments are considered to be Level 3 in the fair value hierarchy due to the use of unobservable inputs to measure fair value. During the three months ended March 31, 2017 and 2016, no impairment charges were recorded related to the Company’s cost method investments.

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

Hackbright and DevMountain's core competencies of providing the 21st Century workforce with job-ready skills in a highly competitive market are consistent with the Company's strategy to expand its addressable market and offer working adults the most direct path between learning and employment. The Company incurred approximately $1.4 million of transaction costs in connection with the acquisitions of Hackbright and DevMountain.

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

A reconciliation of the assets acquired and liabilities assumed to the net cash paid to acquire Hackbright and DevMountain on the acquisition date is shown in the table below, in thousands:

	Hackbright	DevMountain
Cash and cash equivalents	$499	$336
Other assets	407	745
Intangibles:
Trade Name	4,500	3,400
Customer Relationships	800	—
Course Content	900	200
Goodwill	12,659	10,672
Deferred tax asset (liability)	(988)	12
Liabilities assumed	(788)	(418)
Total assets acquired and liabilities assumed, net	17,989	14,947
Less: Fair value of contingent consideration	—	—
Less: Cash acquired	(499)	(336)
Cash paid for acquisition, net of cash acquired	$17,490	$14,611

The Company determined the fair value of assets acquired and liabilities assumed based on assumptions that reasonable market participants would use while employing the concept of highest and best use of the assets and liabilities. The Company utilized the following assumptions, some of which include significant unobservable inputs which would qualify the valuations as Level 3 measurements, and valuation methodologies to determine fair value:

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

Goodwill recorded in connection with the acquisitions is primarily attributable to the expected future earnings potential of the Company as a result of the enhanced opportunity to expand the Company's addressable market and drive enrollment growth. The goodwill recognized in connection with the acquisitions has been allocated to the Job-Ready Skills reportable segment and will be evaluated for impairment (along with the indefinite-lived trade names intangible assets) as of the first day of the fourth quarter consistent with the Company's existing impairment policy. Goodwill recognized from the Hackbright acquisition is not deductible for tax purposes, and goodwill related to DevMountain is deductible for tax purposes.

14. Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss, in thousands:

	Foreign Currency Translation Loss	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Loss(1)
Beginning balance, December 31, 2016	$(6)	$(87)	$(93)
Other comprehensive income	2	82	84
Ending balance, March 31, 2017	$(4)	$(5)	$(9)

(1)	Accumulated other comprehensive loss is presented net of tax of $3 thousand and $52 thousand as of March 31, 2017 and December 31, 2016, respectively.

There were no reclassifications out of accumulated other comprehensive loss to net income for the three months ended
March 31, 2017 and 2016.

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

A summary of financial information by reportable segment (in thousands) for the three months ended March 31, 2017 and 2016 is presented in the following table. Beginning in the first quarter of 2016 through the date of the sale of the business, Arden University was considered to be held for sale, and because Arden's results of operations are presented as discontinued operations within our Consolidated Statements of Income, the summary of financial information by reportable segment below excludes the results of operations of Arden University for all periods presented.

	Three Months Ended March 31,
	2017	2016
Revenues
Post-Secondary	$109,481	$105,427
Job-Ready Skills	2,307	21
Consolidated revenues	$111,788	$105,448
Operating income (loss)
Post-Secondary	$20,251	$17,718
Job-Ready Skills	(2,650)	(1,191)
Consolidated operating income	17,601	16,527
Other income (expense), net	107	(9)
Income from continuing operations before income taxes	$17,708	$16,518

16. Regulatory Supervision and Oversight

Political and budgetary concerns can significantly affect the Title IV Programs. Congress reauthorizes the Higher Education Act (HEA) and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in August 2008. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of March 31, 2017, Title IV programs in which the University's learners participate are operative and sufficiently funded.

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

Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those suggested by the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as updated in our subsequent reports filed with the SEC, including any updates or circumstances described in this or other Quarterly Reports on Form 10-Q. The performance of our business and our securities may be adversely affected by these factors and other factors common to businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risks. Therefore, you should consider these risk factors with caution and form your own independent conclusions about the likely effect of these risks on our future performance. Forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review all the disclosures and risk factors described in this and other documents we file from time to time with the SEC.

Executive Overview
We are an education services company that seeks to provide the most direct path between learning and employment through our online postsecondary education offerings and through programs to develop job-ready skills for high-demand markets. As of March 31, 2017, our wholly owned subsidiaries included the following:

Post-Secondary Segment

•
Capella University (the University) offers a variety of doctoral, master’s and bachelor’s programs, primarily for working adults, in the following markets: public service leadership, nursing and health sciences, social and behavioral sciences, business and technology, education, and undergraduate studies. We focus on master's and doctoral degrees, with 71% of our learners enrolled in a master’s or doctoral degree program. Our academic offerings are built with competency-based curricula and are delivered in an online format that is convenient and flexible. We design our offerings to help working adult learners develop specific competencies they can employ in their workplace. We actively support and engage with our learners throughout their programs to enhance their prospects for successful program completion. We believe the relevance of our programs, combined with a focus on working adult professionals and offering the most direct path to learners' professional and academic goals, sets Capella University apart in the education space. At March 31, 2017, we offered over 1,940 online courses and 53 academic programs with 154 specializations to nearly 39,000 learners.

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

•
Hackbright Academy, Inc. (Hackbright) is a leading software engineering school for women with a mission to close the gender gap in the high-demand software engineering space. Hackbright’s primary offering is an intensive 12-week accelerated software development program for women, together with placement services and coaching. This program is a live, in-person educational experience held in Hackbright’s San Francisco locations. Hackbright also partners with employers to facilitate alumnae transition from program completion into the workplace.

•
DevMountain, LLC (DevMountain) is a leading software development school with a mission to be the most impactful coding school in the country by offering affordable, high-quality, leading-edge software coding education. DevMountain primarily offers Web Development, iOS Development, and UX Design programs in a 12- week immersive experience. Learners engage in DevMountain courses in-person, at DevMountain’s classrooms in Provo and Salt Lake City, Utah and Dallas, Texas.

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

Key Trends, Developments and Challenges
The following developments and trends present opportunities, challenges and risks toward achieving our goal of providing attractive returns to our shareholders:

•
Innovation. We operate in a very competitive market environment, and we have demonstrated that we can effectively compete and differentiate in our market. Our long-term success will depend on our ability to continue innovating around our competency-based learning capacities to develop new academic and business models. We will need to balance investments that may put pressure on near-term operating income performance with our goal to achieve operating performance improvements and deliver short and long-term shareholder value.

•
Capella University total enrollment. Total enrollment at Capella University is a key driver for the Company’s revenue growth as well as operating performance. To achieve total enrollment growth, Capella University must attract new learners and maintain or improve learner persistence. While new enrollment is an early indicator of future growth, early cohort persistence is an indicator of the sustainability of growth. These metrics should be viewed over multiple quarters since quarterly volatility is common. We have consistently improved early cohort persistence over a period of approximately five years, and these persistence improvements carry into later periods. This has balanced our total enrollment growth model by reducing the impact of quarterly volatility in new enrollment growth.

In the first quarter of 2017, end-of-period total enrollment grew by 0.8 percent compared to 2.6 percent in the same period in 2016. Total enrollment growth was primarily driven by total enrollment growth in our master's and bachelor's programs, partially offset by total enrollment declines in our doctoral programs.

•
Capella University new enrollment. In the first quarter of 2017, Capella University new enrollment grew by 3.6 percent year-over-year compared to new enrollment declines of 3.7 percent in the same period in 2016. New enrollment is calculated from the last day a new learner can drop a course without financial penalty. New enrollment trends tend to differ by degree program due to different market dynamics. During the first quarter of 2017, new enrollment growth was driven primarily by our bachelor's programs, partially offset by new enrollment declines in our master's programs.

•
Persistence/learner success. Compared to the same period in the prior year, Capella University early cohort persistence improved by approximately five percent in the first quarter of 2017. Early cohort persistence measures the four-quarter weighted moving average new cohort persistence rate during a learner's first four quarters of enrollment. We have experienced improvements in early cohort persistence of approximately 22 percent over a period of about five years, in large part as a result of our successful execution of strategic, organization-wide learner success initiatives aimed at driving total enrollment growth. This includes investments in infrastructure and actionable analytics capabilities and a marketing strategy focused on attracting the right learners.

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

•
Doctoral enrollment. During the first quarter of 2017, year-over-year doctoral total enrollment for Capella University declined by 5.4 percent. Doctoral total enrollment growth will depend on both sustained new enrollment growth over several quarters as well as continuing learner success efforts at the doctoral level. As part of our doctoral learner success initiative, we are focusing on learners who are not making sufficient and timely academic progress in the comprehensive and dissertation phases of their programs. In our doctoral offering, market demand for professional doctorate programs is currently stronger than for PhD programs. We are supporting the return to doctoral growth by focusing on redesigning our program offerings, improving affordability, and expanding our doctoral portfolio, including creating new professional doctorate programs. The doctoral learner success initiatives and the continued pressure on doctoral enrollment growth are expected to negatively impact our operating performance, including in the near-term.

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

•
Establishing new growth platforms. We seek to drive long-term growth that is an extension of our core competencies into new and expanded markets. One of our key growth platforms is FlexPath. FlexPath is a learning model that decouples from the credit-hour requirements and allows learners to complete coursework at their own pace through the demonstration of specific competencies. Capella University was the first institution with approval from the Higher Learning Commission and the Department of Education to offer and provide Title IV funding for direct assessment programs at both the Bachelor's and Master's degree levels. These approvals allow learners enrolled in FlexPath to apply for federal financial aid. Only a few other universities received approvals by their accreditor and the Department of Education to offer similar programs. Approval processes for this innovative new model are stringent and the Department of Education has indicated that direct assessment program specializations will also require specific approval by the Higher Learning Commission and the Department of Education to offer Title IV. This adds another step in the approval process with both the Department of Education and the Higher Learning Commission.

In September 2015, we received Higher Learning Commission approval to begin offering the Registered Nurse-to- Bachelor of Science in Nursing (RN-to-BSN) FlexPath program, and learners began enrolling in January 2016. In June 2016, the Department of Education approved the RN-to-BSN program for Title IV eligibility. We have received additional approvals by the Higher Learning Commission for our Master's of Health Administration, Master's of Science in Nursing, and Master's in Education FlexPath program and the following business certificates: Business Intelligence, Business Management, Entrepreneurship, Management Consulting, and Health Administration. Additionally, in March 2017, we received approval from the Department of Education for the Master's of Health Administration FlexPath program and the Business Intelligence, Business Management, Entrepreneurship, Management Consulting, and Health Administration certificate programs to be eligible to receive federal financial aid under Title IV.

The FlexPath direct assessment model provides an opportunity to expand our served market and drive affordability through lower tuition costs, reduced time to completion, and increased flexibility. Our goal is to ensure learners have the right experience and that we understand what our learners need to succeed. As we continue to learn and gain experience, we will refine the academic model and evolve the business model for FlexPath. At March 31, 2017, approximately 14 percent of total bachelor's and master's learners were enrolled in FlexPath programs.

•
CLS offerings. In 2013, the Company introduced the first set of CLS offerings - online training solutions and services to corporate partners. In 2015, CLS focused its offerings on non-degree, high-demand, job-ready skills and training solutions and services to individuals and corporate partners. We continue our efforts to develop a scalable business model at CLS, primarily through our relationship with CareerBuilder and our RightSkill program offerings.

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

Capella’s acquisitions of Hackbright Academy and DevMountain expand the Company's existing business of providing innovative education offerings which provide a more direct path from learning to employment. Hackbright and DevMountain’s operating results have been included in the Company’s consolidated financial statements from the respective dates of the acquisitions.

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

•
Current market and regulatory environment. The environment remains very competitive. We believe our initiatives to improve learner success and innovation in our academic and business model will position us to continue to be a leader in the online postsecondary education market. Additionally, we are working even more closely to align with employers. Developments in the federal regulatory environment impact us as well, including the enacting of Gainful Employment (GE) rules, Borrower Defense to Repayment rules, and the reauthorization of the Higher Education Act of 1965, as amended. Many states have also become more active in regulating online education, especially regarding approval to operate requirements, and enforcement of consumer protection laws by state attorneys general, with a focus on proprietary institutions. While we have a strong track record of regulatory compliance, such actions, even if not directed at Capella University, may result in unforeseen consequences and may make our operating environment more challenging. We continue to make investments and take actions to maintain our consistently high compliance with regulatory requirements.

•
Adoption of ASU No. 2016-09 Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. During the first quarter of 2017, we adopted new accounting guidance related to share-based compensation. Among other changes, the new guidance requires that entities record the impact of income taxes arising from share-based compensation when awards vest, or are exercised, within earnings as part of income tax expense rather than as part of additional paid-in capital (APIC). The adoption of this guidance will result in volatility within our results of operations, primarily due to changes in our stock price. During the first quarter of 2017, the impact was to reduce our income tax expense by $0.3 million. During the second quarter of 2017, we expect that the impact could increase our income tax expense by up to $0.6 million as a result of the expiration of stock options with exercise prices greater than our current stock price. Income tax expense in future periods could be positively or negatively impacted based on the timing of stock option exercises and restricted stock vesting as well as the relationship of our stock price to the fair value of our share-based awards on the exercise or vesting dates.

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

Regulatory Environment
The following summarizes significant regulatory matters applicable to our business. For a more detailed discussion of the regulatory environment and related risks, refer to Part 2, Item 7, Key Trends, Developments and Challenges, and Regulatory Environment in our 2016 Annual Report on Form 10-K.

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

•
Gainful Employment (GE) and Department of Education. The final Gainful Employment rule went into effect on July 1, 2015. It applies to all GE programs, which include non-degree programs at public and private non-profit institutions, and all programs offered by proprietary institutions. The rule establishes a “debt-to-earnings” (DTE) ratio that GE programs must satisfy over the course of annual measurement periods to remain eligible for Title IV federal student aid. A program is determined to “pass” in a given year if the calculation shows that the graduates who received loans have annual loan payments less than 8% of total earnings OR less than 20% of discretionary earnings. A program is determined to “fail” in a given year if the calculation shows that graduates who received loans have annual loan payments greater than 12% of total earnings AND greater than 30% of discretionary earnings. A program is determined to be in the “Zone” in a given year if the program does not “pass,” AND if the calculation shows that graduates who received loans have annual loan payments between 8% and 12% of total earnings OR between 20% and 30% of discretionary earnings.

In January 2017, we received final DTE ratios from the Department of Education for 2015 - the first measurement year. The DTE ratios we received showed that none of our programs was determined to fail. This is significant because the rules state that a program would be ineligible for Title IV funds in the next year if it Failed in two out of three consecutive years, whereas for a program in the zone, a program would be ineligible for Title IV funds in the next year only if it were in the zone (or Failed) in each of four consecutive years. The DTE ratio information we received reflected one of our programs (the Master's of Science in Marriage and Family Counseling/Therapy program) was in the zone. We have taken and continue to take steps to avoid or mitigate potential adverse consequences of the DTE ratio rules. Despite our efforts, it remains possible that one or more of our programs could be determined to be in the zone or fail in future calculations.

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

An institution must demonstrate compliance with the HEA and related regulations to the Department of Education on an ongoing basis and is subject to periodic compliance audits. The Department of Education, Office of Inspector General (OIG) conducted a compliance audit of Capella University for the period July 1, 2002 through June 30, 2007. In March 2008, OIG issued its final report to the Office of Federal Student Aid (FSA), which is responsible for primary oversight of Title IV funding programs. In April 2008, the University responded to FSA with respect to the OIG final report. In June 2012, FSA issued a Final Audit Determination ("2012 FAD"), which the Company understood formally concluded the audit. In the 2012 FAD, FSA determined no further action was required on any of the OIG audit findings, other than continuing adherence to certain actions already undertaken. FSA did not require the University to refund any money or pay any fines or penalties. On February 6, 2017, the University received a Final Audit Determination (“2017 FAD”) related to the same 2008 OIG final report. The 2017 FAD is substantially similar to the 2012 FAD, and includes the same findings, but, unlike the 2012 FAD, the 2017 FAD requires the Company to pay approximately $0.4 million, including $0.1 million in interest. On March 22, 2017, the Company appealed the 2017 FAD to the Secretary of the Department of Education, seeking further review and confirmation that the 2012 FAD closed the matter.

•
Current negotiated rulemaking. On October 12, 2016 the Department of Education published final rules related to teacher preparation and the Teacher Education Assistance for College and Higher Education (TEACH) grant requirements for distance education programs. The regulations clarified that institutions that do not have initial teacher licensure programs have no obligation to report anything to any state under the new requirements. The final rules clarified that TEACH Grant funds are specifically available to students enrolled in graduate degree programs (which do not lead to initial teacher licensure) for teachers and others in high-need education fields. Capella University ended its participation in the TEACH Grant Program effective in October 2016. The published final rules were to be effective July 1, 2017; however, in early 2017, the United States Congress invoked the Congressional Review Act authority to overturn this regulation, which was signed into law by President Trump in March 2017.

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

The Department of Education released final rules on December 16, 2016 regarding state authorization of distance education, correspondence and foreign programs. These proposed rules require distance education programs to be authorized in every state and/or participate in a state authorization reciprocity agreement. In 2015, Capella University became an institutional member of SARA (see below). The Department of Education has indicated it plans to issue formal guidance clarifying that SARA meets the definition of state authorization reciprocity agreement as included in the final regulation. Included in the final rules are a number of general and individualized disclosures for prospects and learners including how programs are authorized, complaint processes, adverse actions by state and accrediting agencies, and prerequisites for licensure or certification for certain programs.

The Department of Education published final rules on November 1, 2016 which set forth expanded criteria, and substantial discretion for the Department of Education, with respect to borrower rights and relief in defense to repayment of Title IV loans. In particular, for recipients of loans disbursed on or after July 1, 2017, the rule permits student loan debt relief, upon borrower application, where there is:

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

The Minnesota legislature is currently considering draft legislation which, in its current form, would clarify MOHE’s authority and processes related to student complaints through revisions to the Minnesota Private and Out-of-State Public Postsecondary Education Act. As drafted, the changes would expressly empower MOHE to undertake review of student complaints and enforce remedial action against institutions in the form of adjustments to university policies and procedures and tuition refunds to students. Capella does not currently anticipate the proposed changes would significantly impact its business, but the draft legislation remains subject to change as it proceeds through the legislative process.

•
Program Participation Agreement. The Department of Education approved Capella University's Program Participation Agreement (PPA) in August 2014. Capella University is fully certified by the Department of Education to participate in Title IV programs through June 30, 2020.

•
Student Loan Cohort Default Rates. To remain eligible to participate in Title IV programs, an educational institution's student loan cohort default rates must remain below certain specified levels. Under current regulations, an educational institution will lose its eligibility to participate in Title IV programs if its three-year measuring period student loan cohort default rate equals or exceeds 30% for three consecutive cohort years, or 40% for any given year. Capella University's three-year cohort default rates for the 2013 and 2012 cohorts are 6.5% and 8.9%, respectively. The latest decrease is in part due to our learner success initiatives and our efforts to help our learners make informed financial decisions both during and after the time they are at Capella University, including educating learners about repayment options. The average three-year cohort default rates for proprietary institutions nationally were 15.0% and 15.8% in cohort years 2013 and 2012, respectively. The average three-year cohort default rates for all institutions nationally were 11.3% and 11.8% in cohort years 2013 and 2012, respectively.

•
Higher Learning Commission. The Higher Learning Commission, Capella University’s accrediting body, is continuously developing new standards and approval processes under which it evaluates programs and institutions. Consistent with that approach, the Higher Learning Commission announced policy changes which include giving the Commission more discretion to designate institutions to be in "financial distress” or under "government investigation.” On August 31, 2016, the Commission adopted the policy changes. Receipt of these designations could impact future accreditation status and eligibility for Title IV aid under the Department of Education’s new “financial responsibility” triggers. While the Company believes its strong reputation and compliance record will continue to place it in favorable standing under the new policy, there is sufficient breadth and discretion within the policy such that government investigation, litigation, or financial or other circumstances could result in an impact to our business from the application of the policies.

Critical Accounting Policies and Use of Estimates
Our critical accounting policies are disclosed in our 2016 Annual Report on Form 10-K. The only change to our critical accounting policies during the three months ended March 31, 2017 was a modification to the way in which we account for forfeitures of share-based awards. Specifically, beginning in the first quarter of 2017, we recognize forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. This change did not have a material impact on our results of operations in the current period, and is not expected to have a material impact on results of operations in subsequent periods.

Analysis of Results of Operations - Consolidated

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the three months ended March 31, 2017:

	Three Months Ended March 31,
	(Unaudited)		$ Change	% Change	% of Revenue
$ in thousands	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Revenues	$111,788	$105,448	$6,340	6.0%	100.0%	100.0%	0.0%
Costs and expenses:
Instructional costs and services	48,412	45,311	3,101	6.8	43.3	43.0	0.3
Marketing and promotional	27,525	25,879	1,646	6.4	24.6	24.5	0.1
Admissions advisory	7,663	7,423	240	3.2	6.9	7.0	(0.1)
General and administrative	10,587	10,308	279	2.7	9.5	9.8	(0.3)
Total costs and expenses	94,187	88,921	5,266	5.9	84.3	84.3	—
Operating income	17,601	16,527	1,074	6.5	15.7	15.7	—
Other income (expense), net	107	(9)	116	*	0.1	—	0.1
Income from continuing operations before income taxes	17,708	16,518	1,190	7.2	15.8	15.7	0.1
Income tax expense	6,537	6,242	295	4.7	5.8	5.9	(0.1)
Effective tax rate	36.9%	37.8%
Income from continuing operations	11,171	10,276	895	8.7	10.0	9.7	0.3
Income (loss) from discontinued operations, net of tax	95	(978)	1,073	(109.7)	0.1	(0.9)	1.0
Net income	$11,266	$9,298	$1,968	21.2%	10.1%	8.8%	1.3%

* Not meaningful.

	March 31,
Capella University Enrollment by Degree(a):	2017	2016	% Change
Doctoral	9,326	9,857	(5.4)%
Master's	18,293	17,809	2.7%
Bachelor's	10,100	9,784	3.2%
Other	1,083	1,053	2.8%
Total	38,802	38,503	0.8%

(a) Enrollment in the table above includes GuidedPath learners who are actively enrolled during the last month of the quarters and FlexPath learners who are actively enrolled as of the last day of the quarters ended March 31, 2017 and 2016, respectively.

Revenues. The increase in revenues compared to the same period in the prior year was primarily related to incremental Job-Ready Skills revenues generated from the Hackbright and DevMountain businesses, which were acquired during the second quarter of 2016, as well as additional revenues arising from fees for course resources available to Capella University learners. Additionally, Capella University end-of-period total enrollment growth of 0.8 percent and weighted average tuition price increases of approximately one percent, which were implemented in July 2016, also contributed to the increase in revenues. These increases were partially offset by a larger proportion of master's and bachelor's learners who generate less revenue per learner than our doctoral learners.
Instructional costs and services expenses. Instructional costs and services expenses, and instructional costs and services expenses as a percent of revenue, increased compared to the same period in the prior year primarily as a result of operating expenses from Hackbright and DevMountain now included in operating results, increased course material expenses for additional learner resources, and increased bad debt expense. The overall increase was partially offset by lower employee related expenses as a result of open positions.
Marketing and promotional expenses. Marketing and promotional expenses, and marketing and promotional expenses as a percent of revenue, increased compared to the same period in the prior year primarily attributable to additional employee expenses as a result of increased Capella University staffing levels to support new marketing initiatives at Capella University and operating expenses from Hackbright and DevMountain now included in year-to-date results.
Admissions advisory expenses. Admissions advisory expenses increased compared to the same period in the prior year as a result of increased enrollment services and admissions staffing to support higher Capella University inquiry conversion and enrollment growth. As a percent of revenue, admissions advisory expenses decreased primarily as a result of higher revenues from our Job-Ready Skills segment.
General and administrative expenses. General and administrative expenses increased compared to the same period in the prior year primarily due to operating expenses from Hackbright and DevMountain now included in operating results. As a percent of revenue, general and administrative expenses decreased primarily as a result of lower share-based compensation expense.
Other income (expense), net. Other income (expense) is primarily comprised of interest income earned on cash equivalents and marketable securities, charges related to our credit facility, and management fees related to our limited partnership investments.

Income tax expense. Our effective tax rate for the three months ended March 31, 2017 decreased compared to the same period in the prior year primarily as a result of our adoption of ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting in the first quarter of 2017. As a result of this standard, during the first quarter of 2017, we recognized $0.3 million of excess tax benefits related to share-based awards as a reduction to income tax expense.

Income (loss) from discontinued operations, net of tax. Income from discontinued operations, net of tax, for the three months ended March 31, 2017 is related to interest on the November 2016 and February 2017 deferred payments from the sale of Arden University. Loss from discontinued operations, net of tax, for the three months ended March 31, 2016 is comprised of the net losses arising from the operation of Arden University in the prior year period. Beginning in the first quarter of 2016 and through the date of sale of the business, the assets and liabilities of Arden University were considered to be held for sale, and the business was presented as discontinued operations within the financial statements and footnotes.

Analysis of Results of Operations by Reportable Segment
The following selected financial data illustrates our revenues and operating results by reportable segment for the three months ended March 31, 2017:

	Three Months Ended March 31,
	(Unaudited)		$ Change	% Change
$ in thousands	2017	2016	2017 vs. 2016
Revenues
Post-Secondary	$109,481	$105,427	$4,054	3.8%
Job-Ready Skills	2,307	21	2,286	*
Consolidated revenues	$111,788	$105,448	$6,340	6.0%
Operating income (loss)
Post-Secondary	$20,251	$17,718	$2,533	14.3%
Job-Ready Skills	(2,650)	(1,191)	(1,459)	122.5
Consolidated operating income	17,601	16,527	1,074	6.5
Other income (expense), net	107	(9)	116	*
Income from continuing operations before income taxes	$17,708	$16,518	$1,190	7.2%

* Not meaningful.

Post-Secondary. Post-Secondary segment revenues increased $4.1 million, or 3.8 percent, during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase in revenues was primarily attributable to additional revenues arising from fees for course resources available to learners along with Capella University end of period total enrollment growth of 0.8 percent. Additionally, Capella University weighted average tuition price increases of approximately one percent, which were implemented in July 2016, as well as continued growth in both our master's and bachelor's level FlexPath programs, contributed to increases in Post-Secondary segment revenues. The overall increase in Post-Secondary revenues was partially offset by a larger proportion of master's and bachelor's learners enrolled in our post-secondary, degree granting programs at Capella University who generate less revenue per learner than our doctoral learners.

For the three months ended March 31, 2017, operating income for the Post-Secondary segment increased by $2.5 million, or 14.3 percent, compared to the three months ended March 31, 2016. The increase in segment operating income was primarily attributable to an increase in Capella University revenues partially offset by an overall increase in Capella University operating expenses mostly attributable to increases in instructional costs and services expenses as a result of increased course material expenses for additional learner resources and increases in marketing and promotional costs arising from additional employee expenses.

Job-Ready Skills. Job-Ready Skills segment revenues increased $2.3 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase in revenues during the three months ended March 31, 2017 is primarily attributable to incremental revenues generated from the operations of Hackbright and DevMountain, which were both acquired during the second quarter of 2016.

For the three months ended March 31, 2017, the operating loss for the Job-Ready Skills segment increased by $1.5 million compared to the three months ended March 31, 2016. The operating loss incurred by the Job-Ready Skills segment during the three months ended March 31, 2017 is primarily attributable to incremental operating expenses related to the day-to-day operations of the Hackbright and DevMountain businesses, which were not incurred in the prior year period, as well as our continued investments in the Hackbright, DevMountain, and CLS businesses as we work to develop scalable business models for the Job-Ready Skills segment.

Liquidity and Capital Resources

Liquidity
We financed our operating activities and capital expenditures during the three months ended March 31, 2017 and 2016 primarily through cash provided by operating activities. Our cash and cash equivalents were $99.1 million and $93.6 million at March 31, 2017 and December 31, 2016, respectively. Our cash and cash equivalents increased primarily due to cash provided by operating activities and cash proceeds from the sale of Arden University, partially offset by cash used in investing activities for purchases of marketable securities and capital expenditures as well as cash used in financing activities for the payment of dividends.

On December 18, 2015, the Company entered into a secured revolving credit facility (the Facility) with Bank of America, N.A., and certain other lenders. The Facility provides the Company with a committed $100.0 million of borrowing capacity with an increase option of an additional $50.0 million. The Company's obligations under the Facility are guaranteed by all existing material domestic subsidiaries and secured by substantially all assets of the Company and such subsidiaries. The Facility expires on December 18, 2020. As of March 31, 2017 and December 31, 2016, there were no borrowings under the credit facility, and the Company was in compliance with all debt covenants.

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

On February 8, 2016, the Company’s Board of Directors approved a plan to divest Arden University. On August 18, 2016, the Company completed the sale of 100% of the share capital of Arden University for a sale price of £15.0 million, of which £11.5 million ($13.9 million net of acquisition-related fees) was paid in cash at closing, with an additional £1.0 million, or $1.3 million, paid on November 15, 2016, and the remaining amount due of £2.5 million plus interest, or $3.2 million paid on February 28, 2017.

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

Operating Activities
Net cash provided by operating activities from continuing operations was $16.2 million and $22.7 million for the three months ended March 31, 2017 and 2016, respectively. The decrease was primarily due to changes in operating assets and liabilities, including a decrease in accounts payable and accrued liabilities as well as a decrease in share-based compensation, partially offset by an increase in income from continuing operations.

Investing Activities
Net cash used in investing activities from continuing operations was $10.3 million and $5.5 million for the three months ended March 31, 2017 and 2016, respectively. In the current year, net cash used in investing activities consisted of purchases of marketable securities, capital expenditures related to investments in property and equipment, and investments in partnerships, partially offset by maturities of marketable securities. Net purchases and maturities of marketable securities resulted in a cash outflow of $4.3 million during the three months ended March 31, 2017 and a cash inflow of $2.1 million during the three months ended March 31, 2016. During the three months ended March 31, 2017, the Company made investments in limited partnerships totaling $0.3 million.

We believe the credit quality and liquidity of our investment portfolio as of March 31, 2017 is strong. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply/demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity. But even with this approach, we may incur investment losses as a result of unusual and unpredictable market developments, and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Capital expenditures were $5.8 million and $5.3 million for the three months ended March 31, 2017 and 2016, respectively, which primarily consisted of investments in foundational infrastructure, the development and refinement of courses, and marketing infrastructure to enhance efficiencies and analytics capabilities.

We lease all of our facilities. We expect to make future payments on existing leases from cash generated from operations.

Financing Activities
Net cash used in financing activities from continuing operations was $3.7 million and $10.8 million for the three months ended March 31, 2017 and 2016, respectively. Cash payments of dividends were $4.7 million and $4.6 million for the three months ended March 31, 2017 and 2016, respectively. During the first three months of 2017, we repurchased no common stock under our share repurchase program, while we used cash to repurchase $7.5 million of common stock in the first three months of 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk
The Company has no derivative financial instruments or derivative commodity instruments, and believes the risk related to cash equivalents and marketable securities is limited due to the adherence to our investment policy, which focuses on capital preservation and liquidity. In addition, all investments must have a minimum Standard & Poor’s rating of A minus (or equivalent) by at least one agency at the purchase date. All of the Company's cash equivalents and marketable securities were rated A minus or higher as of March 31, 2017 and December 31, 2016, by at least one rating agency. In addition, the Company utilizes money managers who conduct initial and ongoing credit analysis on our investment portfolio to monitor and minimize the potential impact of market risk associated with its cash, cash equivalents and marketable securities. Despite the investment risk mitigation strategies the Company employs, we may incur investment losses as a result of unusual and unpredictable market developments and may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. Unusual and unpredictable market developments may also create liquidity challenges for certain assets in the Company's investment portfolio.

Interest Rate Risk
The Company manages interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates, which are tied to various market indices. The Company's future investment income may fall short of expectations due to changes in interest rates or it may suffer losses in principal if it is forced to sell securities that have declined in market value due to changes in interest rates. At March 31, 2017, a 10% increase or decrease in interest rates would not have a material impact on the Company's future earnings, fair values, or cash flows.

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

Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of March 31, 2017, in ensuring that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the “Risk Factors” section as updated in the Company's Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended March 31, 2017, the Company repurchased no common stock under its share repurchase program. Its remaining authorization for common stock repurchases was $30.4 million at March 31, 2017. The Company announced its current share repurchase program in July 2008. As of March 31, 2017, the Company's Board of Directors has authorized repurchases up to an aggregate amount of $335.7 million in value of common stock under the current program. The Board of Directors authorizes the Company to repurchase outstanding shares of common stock, from time to time, depending on market conditions and other considerations. There is no expiration date on the repurchase authorizations, and repurchases occur at the Company's discretion.

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
April 25, 2017
J. Kevin Gilligan Chief Executive Officer
(Principal Executive Officer)

/s/ Steven L. Polacek
April 25, 2017
Steven L. Polacek Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)