Form 10-Q
period 2017-06-30
CAPELLA EDUCATION CO
filed 2017-07-25
CIK 1104349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of shares of common stock outstanding as of July 20, 2017 was 11,671,913.

CAPELLA EDUCATION COMPANY
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CAPELLA EDUCATION COMPANY
Consolidated Balance Sheets
(In thousands, except par value)

	As of June 30, 2017	As of December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$118,023	$93,570
Marketable securities, current	42,940	45,458
Accounts receivable, net of allowance of $6,198 at June 30, 2017 and $6,682 at December 31, 2016	20,676	20,708
Prepaid expenses and other current assets	11,308	17,877
Total current assets	192,947	177,613
Marketable securities, non-current	18,583	23,320
Property and equipment, net	35,793	34,121
Goodwill	23,331	23,310
Intangibles, net	8,827	9,221
Deferred income taxes	—	1,853
Other assets	7,821	7,875
Total assets	$287,302	$277,313
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,755	$4,367
Accrued liabilities	24,300	31,302
Dividends payable	4,978	4,945
Deferred revenue	14,811	12,398
Total current liabilities	46,844	53,012
Deferred rent	12,957	13,693
Deferred income taxes	577	—
Other liabilities	2,087	2,316
Total liabilities	62,465	69,021
Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares — 100,000, Issued and Outstanding shares — 11,672 at June 30, 2017 and 11,545 at December 31, 2016	117	115
Additional paid-in capital	125,806	121,581
Accumulated other comprehensive loss	(3)	(93)
Retained earnings	98,917	86,689
Total shareholders’ equity	224,837	208,292
Total liabilities and shareholders’ equity	$287,302	$277,313

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)
Revenues	$109,584	$106,725	$221,372	$212,173
Costs and expenses:
Instructional costs and services	48,369	45,502	96,781	90,813
Marketing and promotional	27,308	24,922	54,833	50,802
Admissions advisory	7,440	7,285	15,103	14,708
General and administrative	11,096	10,944	21,683	21,251
Total costs and expenses	94,213	88,653	188,400	177,574
Operating income	15,371	18,072	32,972	34,599
Other income, net	56	42	163	33
Income from continuing operations before income taxes	15,427	18,114	33,135	34,632
Income tax expense	4,672	7,040	11,209	13,282
Income from continuing operations	10,755	11,074	21,926	21,350
Income (loss) from discontinued operations, net of tax	—	(1,379)	95	(2,357)
Net income	$10,755	$9,695	$22,021	$18,993
Basic net income (loss) per common share:
Continuing operations	$0.92	$0.95	$1.89	$1.82
Discontinued operations	—	(0.12)	0.01	(0.20)
Basic net income per common share	$0.92	$0.83	$1.90	$1.62
Diluted net income (loss) per common share:
Continuing operations	$0.90	$0.93	$1.83	$1.79
Discontinued operations	—	(0.11)	0.01	(0.20)
Diluted net income per common share	$0.90	$0.82	$1.84	$1.59
Weighted average number of common shares outstanding:
Basic	11,644	11,648	11,602	11,701
Diluted	11,992	11,872	11,965	11,912
Cash dividend declared per common share	$0.41	$0.39	$0.82	$0.78

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)
Net income	$10,755	$9,695	$22,021	$18,993
Other comprehensive income:
Foreign currency translation gain (loss)	—	(41)	3	88
Unrealized gains on available for sale securities, net of tax	5	37	87	95
Comprehensive income	$10,760	$9,691	$22,111	$19,176

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities	(Unaudited)
Net income	$22,021	$18,993
Income (loss) from discontinued operations, net of tax	95	(2,357)
Income from continuing operations	21,926	21,350
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	5,225	4,814
Depreciation and amortization	10,112	10,349
Amortization of investment discount/premium, net	855	1,113
Impairment of property and equipment	440	—
Loss on disposal of property and equipment	243	144
Share-based compensation	3,479	4,432
Excess tax benefits from stock-based compensation	—	(348)
Deferred income taxes	2,443	(352)
Changes in operating assets and liabilities
Accounts receivable	(5,194)	(5,713)
Prepaid expenses and other current assets	294	(4,522)
Accounts payable and accrued liabilities	(9,470)	6,492
Income taxes payable	3,219	929
Deferred rent	(735)	(472)
Deferred revenue	2,413	4,603
Net cash provided by operating activities - continuing operations	35,250	42,819
Net cash provided by (used in) operating activities - discontinued operations	95	(476)
Net cash provided by operating activities	35,345	42,343
Investing activities
Acquisitions, net of cash acquired	—	(32,118)
Capital expenditures	(12,116)	(9,977)
Investment in partnership interest	(354)	(3,203)
Purchases of marketable securities	(29,456)	(12,737)
Maturities of marketable securities	35,995	13,625
Net cash used in investing activities - continuing operations	(5,931)	(44,410)
Net cash provided by (used in) investing activities - discontinued operations	3,243	(74)
Net cash used in investing activities	(2,688)	(44,484)
Financing activities
Excess tax benefits from share-based compensation	—	348
Net payments related to share-based award activities	1,273	1,551
Payment of dividends	(9,479)	(9,214)
Repurchases of common stock	—	(15,012)
Net cash used in financing activities - continuing operations	(8,206)	(22,327)
Effect of foreign exchange rates on cash	2	(9)
Net increase (decrease) in cash and cash equivalents	24,453	(24,477)
Cash and cash equivalents and cash of business held for sale at beginning of period	93,570	88,027
Cash and cash equivalents and cash of business held for sale at end of period	118,023	63,550
Less cash of business held for sale at end of period	—	(2,109)
Cash and cash equivalents at end of period	$118,023	$61,441
Supplemental disclosures of cash flow information
Income taxes paid	$5,562	$12,703
Non-cash investing and financing activities:
Purchase of equipment included in accounts payable and accrued liabilities	$741	$342
Declaration of cash dividend to be paid	4,847	4,609
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

3. Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-09, Scope of Modification Accounting, which is included in FASB Accounting Standards Codification (ASC) Topic 718 Compensation - Stock Compensation. The new standard clarifies when changes to the terms and conditions of share-based payment awards must be treated as modifications. Specifically, the new guidance permits companies to make certain changes to awards without accounting for them as modifications. The guidance will be effective for the Company’s annual and interim reporting periods beginning January 1, 2018, with early adoption permitted. The Company does not expect adoption of this guidance to have a material impact on its business practices, financial condition, results of operations, or disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Accounting for Goodwill Impairment, which is included in ASC Topic 350, Intangibles - Goodwill and Other. The new standard eliminates the quantitative goodwill impairment analysis requirement to determine the fair value of individual assets and liabilities of a reporting unit to determine the amount of any goodwill impairment and instead permits an entity to recognize goodwill impairment loss as the excess of a reporting unit's carrying value over the estimated fair value of the reporting unit, to the extent this amount does not exceed the carrying amount of goodwill. The new guidance continues to allow an entity to perform a qualitative assessment over goodwill impairment indicators in lieu of a quantitative assessment in certain situations. The guidance will be effective for the Company's annual and interim reporting periods beginning January 1, 2020, with early adoption permitted. The Company adopted this guidance as of January 1, 2017, and it did not have a material impact on its business practices, financial condition, results of operations, or disclosures.

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

As part of its adoption of ASU No. 2016-09, the Company made an accounting policy election to change the way in which it accounts for forfeitures of share-based awards. Specifically, beginning in the first quarter of 2017, the Company recognizes forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. The change in accounting policy to recognize forfeitures of share-based awards as they occur resulted in a net cumulative decrease in retained earnings of $0.2 million as of January 1, 2017. Additionally, in accordance with the provisions of ASU No. 2016-09, excess tax benefits or deficiencies arising from share-based awards are now reflected within the Consolidated Statements of Income as a component of income tax expense rather than as a component of shareholder's equity. During the six months ended June 30, 2017, the Company recognized $1.6 million of excess tax benefits related to share-based awards as a reduction to income tax expense within the Consolidated Statement of Income. The Company's adoption of the new standard also resulted in the prospective classification of excess tax benefits as cash flows from operating activities in the same manner as other cash flows related to income taxes within the Consolidated Statements of Cash Flows. Based on the prospective method of adoption chosen, the classification of excess tax benefits within the Consolidated Statements of Cash Flows for prior periods presented has not been adjusted to reflect the change.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that creates a single source of revenue guidance for all companies in all industries. The model is more principles-based than current guidance, and is primarily based on recognizing revenue at an amount that reflects consideration to which the entity expects to be entitled to in exchange for transferring goods or services to a customer. The standard allows the Company to transition to the new model using either a full or modified retrospective approach. Under the original ASU, the guidance was effective for the Company's interim and annual reporting periods beginning January 1, 2017, and early adoption was not permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, which formally defers the effective date of the new revenue standard for public entities by one year. As a result, the updated revenue guidance will be effective for the Company's interim and annual reporting periods beginning January 1, 2018, and early adoption is permitted as of the original effective date contained within ASU 2014-09. The Company’s ongoing process of evaluating the impact this standard will have on its consolidated financial statements includes performing a detailed review of each of its revenue streams and comparing historical accounting policies and practices to the new standard. The Company does not expect the adoption of this guidance to have a material impact on its business practices, financial condition or results of operations. The Company will provide expanded disclosures pertaining to revenue recognition in our annual and quarterly filings beginning in the period of adoption. The Company expects to adopt the provisions of this standard in the first quarter of 2018, and is continuing to evaluate its method of adoption.

The Company has reviewed and considered all other recent accounting pronouncements and believes there are none that could potentially have a material impact on its business practices, financial condition, results of operations, or disclosures.

4. Discontinued Operations

On February 8, 2016, the Company’s Board of Directors approved a plan to divest Arden University. On August 18, 2016, the Company completed the sale of 100 percent of the share capital of Arden University for a sale price of £15.0 million, of which £11.5 million ($13.9 million, net of transaction-related fees) was paid in cash at closing, with an additional £1.0 million, or $1.3 million, paid on November 15, 2016, and the remaining amount due of £2.5 million plus interest, or $3.2 million, paid on February 28, 2017. During the first quarter of 2017, the Company recorded a gain of $0.1 million related to interest on the November 2016 and February 2017 deferred payments.

A reconciliation of the line items comprising the results of operations of the Arden University business to the income (loss) from discontinued operations through the date of sale presented in the Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016, in thousands, is included in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$—	$3,425	$—	$6,695
Costs and expenses:
Instructional costs and services	—	1,650	—	3,311
Marketing and promotional	—	1,263	—	2,555
Admissions advisory	—	240	—	513
General and administrative	—	1,968	—	2,921
Total costs and expenses	—	5,121	—	9,300
Operating loss	—	(1,696)	—	(2,605)
Gain on sale of Arden	—	—	149	—
Other income (expense), net	—	35	—	(34)
Income (loss) before income taxes	—	(1,661)	149	(2,639)
Income tax expense (benefit)	—	(282)	54	(282)
Income (loss) from discontinued operations, net of tax	$—	$(1,379)	$95	$(2,357)

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
The following table presents a reconciliation of the numerator and denominator in the basic and diluted net income per common share calculation, in thousands, except per share data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Income from continuing operations	$10,755	$11,074	$21,926	$21,350
Income (loss) from discontinued operations, net of tax	—	(1,379)	95	(2,357)
Net income	$10,755	$9,695	$22,021	$18,993
Denominator:
Denominator for basic net income per common share— weighted average shares outstanding	11,644	11,648	11,602	11,701
Effect of dilutive stock options, restricted stock, and market stock units	348	224	363	211
Denominator for diluted net income per common share— weighted average shares outstanding	11,992	11,872	11,965	11,912
Basic net income (loss) per common share:
Continuing operations	$0.92	$0.95	$1.89	$1.82
Discontinued operations	—	(0.12)	0.01	(0.20)
Basic net income per common share	$0.92	$0.83	$1.90	$1.62
Diluted net income (loss) per common share:
Continuing operations	$0.90	$0.93	$1.83	$1.79
Discontinued operations	—	(0.11)	0.01	(0.20)
Diluted net income per common share	$0.90	$0.82	$1.84	$1.59

Options to purchase common shares were outstanding, but not included in the computation of diluted net income per common share on both a continuing and discontinued basis, because their effect would be anti-dilutive. The following table summarizes these securities, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Anti-dilutive securities excluded from diluted earnings per share calculation, for both continuing and discontinued operations	121	415	106	451

6. Marketable Securities

The following is a summary of available-for-sale securities, in thousands:

	As of June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$42,627	$16	$(30)	$42,613
Corporate debt securities	6,966	14	—	6,980
Variable rate demand notes	11,930	—	—	11,930
Total	$61,523	$30	$(30)	$61,523

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$63,113	$2	$(152)	$62,963
Corporate debt securities	5,804	13	(2)	5,815
Total	$68,917	$15	$(154)	$68,778

The unrealized gains and losses on the Company’s investments in municipal and corporate debt securities as of June 30, 2017 and December 31, 2016 were caused by changes in market values primarily due to interest rate changes. All of the Company's securities which were in an unrealized loss position as of June 30, 2017 had been in an unrealized loss position for less than twelve months. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. No other-than-temporary impairment charges were recorded during the three months ended June 30, 2017 and 2016.
The following table summarizes the maturities of the Company’s marketable securities, in thousands:

	As of June 30, 2017	As of December 31, 2016
Due within one year	$42,940	$45,458
Due after one year through five years	18,583	23,320
Total	$61,523	$68,778

Amounts due within one year in the table above included $11.9 million of variable rate demand notes, with contractual maturities ranging from 9 years to 31 years as of June 30, 2017. The variable rate demand notes are floating rate municipal bonds with embedded put options that allow the Company to sell the security at par plus accrued interest on a settlement basis ranging from one day to seven days. We have classified these securities based on their effective maturity date, which ranges from one day to seven days from the balance sheet date.

The following table summarizes the proceeds from the maturities of available-for-sale securities, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Maturities of marketable securities	$25,455	$3,065	$35,995	$13,625
Total	$25,455	$3,065	$35,995	$13,625

The Company did not record any gross realized gains or gross realized losses in net income during the three and six months ended June 30, 2017 and 2016. Additionally, there were no proceeds from sales of marketable securities prior to maturity during the three and six months ended June 30, 2017 and 2016.

7. Fair Value Measurements

The following tables summarize certain information for assets and liabilities measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements as of June 30, 2017 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$28,976	$28,976	$—	$—
Money market	89,047	89,047	—	—
Marketable securities:
Tax-exempt municipal securities	42,613	—	42,613	—
Corporate debt securities	6,980	—	6,980	—
Variable rate demand notes	11,930	—	11,930	—
Total assets at fair value on a recurring basis	$179,546	$118,023	$61,523	$—

	Fair Value Measurements as of December 31, 2016 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$24,658	$24,658	$—	$—
Money market	68,237	68,237	—	—
Variable rate demand notes	675	—	675	—
Marketable securities:
Tax-exempt municipal securities	62,963	—	62,963	—
Corporate debt securities	5,815	—	5,815	—
Total assets at fair value on a recurring basis	$162,348	$92,895	$69,453	$—

The Company measures cash and money markets at fair value primarily using real-time quotes for transactions in active exchange markets involving identical assets. The Company’s marketable securities are classified within Level 2 and are valued using readily available pricing sources for comparable instruments utilizing observable inputs from active markets. The Company does not hold securities in inactive markets. The Company did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three and six months ended June 30, 2017 and 2016.

Level 3 Measurements

DevMountain Contingent Consideration

In connection with the acquisition of DevMountain, the Company agreed to pay the former owners of DevMountain up to an additional $5.0 million in contingent consideration pending the achievement of certain revenue and operating performance metrics. The fair value of the contingent consideration is determined using a discounted cash flow model encompassing significant unobservable inputs. During the third quarter of 2016, the Company recorded a measurement period adjustment to reduce the fair value of the contingent consideration to zero, based on our revised assessment of the timing of cash flows as of the acquisition date. The key assumptions and terms underlying the valuation include probability-weighted cash flows for the applicable performance periods, the discount rate, and a three-year measurement period, with potential cash payments taking place at the end of each annual period through 2018 based upon the achievement of established performance targets. No payments were made related to the 2016 performance period. Reasonable changes in the unobservable inputs do not result in a material change in the fair value.

The following table presents a reconciliation of the fair value of the DevMountain contingent consideration, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance, beginning of period	$—	$—	$—	$—
Initial fair value of contingent consideration	—	1,500	—	1,500
Balance, end of period	$—	$1,500	$—	$1,500

8. Accrued Liabilities

Accrued liabilities consist of the following, in thousands:

	As of June 30, 2017	As of December 31, 2016
Accrued compensation and benefits	$6,745	$12,976
Accrued instructional	3,686	3,811
Accrued vacation	2,358	1,111
Accrued invoices	9,349	11,252
Other(1)	2,162	2,152
Total	$24,300	$31,302

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

The following presents the Company's future minimum lease commitments as of June 30, 2017, in thousands:

2017	$3,873
2018	6,712
2019	5,668
2020	5,233
2021	4,681
2022 and thereafter	32,879
Total	$59,046

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

Borrowings under the Credit Agreement bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus an applicable rate of 1.75% to 2.25% based on the Company’s consolidated leverage ratio or, at the Company’s option, an alternative base rate (defined as the higher of (a) the federal funds rate plus 0.5%; (b) Bank of America’s prime rate; or (c) the one-month LIBOR plus 1.0%) plus an applicable rate of 0.75% to 1.25% based on the Company’s consolidated leverage ratio. The Credit Agreement requires payment of a commitment fee, based on the Company’s consolidated leverage ratio, charged on the unused credit facility. The Company recorded commitment fee expenses of $0.1 million and $0.2 million in other income, net, for the three months ended June 30, 2017 and 2016, and the six months ended June 30, 2017 and 2016, respectively. Outstanding letters of credit are also charged a fee, based on the Company’s consolidated leverage ratio. The Company capitalized approximately $0.8 million of debt issuance costs related to the December 18, 2015 credit facility, and these costs are being amortized on a straight-line basis over a period of five years. Charges related to the Facility are included in other income, net.

The Credit Agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Failure to comply with the covenants contained in the Credit Agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. As of June 30, 2017 and December 31, 2016, there were no borrowings under the Facility, and the Company was in compliance with all debt covenants.

Litigation
In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, claims involving learners or graduates and routine employment matters. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of June 30, 2017 that are probable and estimable, for which the outcome could have a material adverse impact on its consolidated financial position or results of operations.

10. Share Repurchase Program and Dividends

Share Repurchase Program
The Company announced its current share repurchase program in July 2008. The Board of Directors authorizes repurchases of outstanding shares of common stock from time to time depending on market conditions and other considerations. A summary of the Company’s comprehensive share repurchase activity from the program's commencement through June 30, 2017, all of which was part of its publicly announced program, is presented below, in thousands:

Board authorizations:
July 2008	$60,000
August 2010	60,662
February 2011	65,000
December 2011	50,000
August 2013	50,000
December 2015	50,000
Total amount authorized	335,662
Total value of shares repurchased	305,231
Residual authorization	$30,431

The following table summarizes shares repurchased, in thousands:

	Six Months Ended June 30,
	2017	2016
Shares repurchased	—	308
Total consideration, excluding commissions	$—	$15,000

As of June 30, 2017, the Company had purchased an aggregate of 6.6 million shares under the program’s outstanding authorizations at an average price per share of $46.12 totaling $305.2 million, excluding commissions.

Dividends
During the six months ended June 30, 2017, the Company declared the following cash dividends, in thousands except per share amounts:

Declaration Date	Record Date	Payment Date	Dividend per Share	Total Dividend Amount
February 22, 2017	March 10, 2017	April 13, 2017	$0.41	$4,813
May 2, 2017	May 24, 2017	July 14, 2017	$0.41	$4,847

Of the total dividend amount declared in the current quarter, $4.8 million is attributable to shares of common stock outstanding as of the record date and restricted stock units (RSUs) expected to vest in the next twelve months. This amount, along with the portion of dividends declared in prior quarters related to unvested RSUs, is included within dividends payable in the Company's consolidated balance sheet as of June 30, 2017. The remaining balance is attributable to dividends declared on restricted stock units expected to vest subsequent to the next twelve months and is classified as other liabilities in the Company's consolidated balance sheet as of June 30, 2017. Dividends declared on RSUs are forfeitable prior to vesting. All future dividends are subject to declaration by the Company's Board of Directors and may be adjusted due to future business needs or other factors deemed relevant by the Board of Directors.

11. Share-Based Compensation

The table below reflects the Company’s share-based compensation expense recognized in the consolidated statements of income, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Instructional costs and services	$240	$163	$428	$371
Marketing and promotional	257	206	468	389
Admissions advisory	12	14	25	27
General and administrative	1,696	1,236	2,558	3,645
Share-based compensation expense included in operating income	2,205	1,619	3,479	4,432
Tax benefit from share-based compensation expense	864	611	1,350	1,674
Share-based compensation expense, net of tax	$1,341	$1,008	$2,129	$2,758

12. Other Investments

At June 30, 2017, the Company held a $3.3 million investment in a limited partnership that invests in innovative companies in the health care field, with a commitment to invest up to an additional $1.3 million through February 2024. At December 31, 2016, the Company's investment in the limited partnership was $2.9 million. During the six months ended June 30, 2017 and 2016, the Company made investments totaling $0.4 million and $0.1 million, respectively, in the partnership. The Company's investment comprises less than 3% of the total partnership interest; accordingly, the Company designated the investment as a cost method investment and classified it within other assets in the consolidated balance sheets as of June 30, 2017 and December 31, 2016.

At June 30, 2017, the Company held a $3.1 million investment in a limited partnership that invests in education and education-related technology companies, with a commitment to invest up to an additional $1.7 million through December 2025. At December 31, 2016, the Company's investment in the limited partnership was $3.1 million. During the six months ended June 30, 2017, there were no investments in the limited partnership, and during the six months ended June 30, 2016, the Company made investments totaling $3.1 million in the partnership. The Company's investment comprises less than 5% of the total partnership interest, and the Company designated the investment as a cost method investment and classified it within other assets in the consolidated balance sheets as of June 30, 2017 and December 31, 2016.

In June 2017, the Company committed to invest up to $2.3 million in a limited partnership that invests in education and education-related technology companies through September 2027. As of June 30, 2017, the Company had made no investments in the partnership.

The fair value of the Company’s cost method investments is not estimated if there are no identified events or changes in circumstances that management considers to have a significant adverse impact on the fair value of the partnership investments. During the six months ended June 30, 2017 and 2016, no events or changes in circumstances which could have a significant adverse impact on the fair value of the partnership investments were identified. When measured on a nonrecurring basis, if changes in circumstances are identified, the Company’s other investments classified as cost method investments are considered to be Level 3 in the fair value hierarchy due to the use of unobservable inputs to measure fair value. During the six months ended June 30, 2017 and 2016, no impairment charges were recorded related to the Company’s cost method investments.

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

Hackbright and DevMountain's core competencies of providing the 21st Century workforce with job-ready skills in a highly competitive market are consistent with the Company's strategy to expand its addressable market and offer working adults the most direct path between learning and employment. The Company incurred approximately $1.4 million of transaction costs in connection with the acquisitions of Hackbright and DevMountain, and these costs are included in general and administrative expenses within the the Consolidated Statements of Income for the three and six months ended June 30, 2016.

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

14. Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss, in thousands:

	Foreign Currency Translation Loss	Unrealized Gain (Loss) on Marketable Securities	Accumulated Other Comprehensive Loss(1)
Beginning balance, December 31, 2016	$(6)	$(87)	$(93)
Other comprehensive income (loss)	3	87	90
Ending balance, June 30, 2017	$(3)	$—	$(3)

(1)	Accumulated other comprehensive loss is presented net of tax of $52 thousand as of December 31, 2016.

There were no reclassifications out of accumulated other comprehensive loss to net income for the three and six months ended
June 30, 2017 and 2016.

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

A summary of financial information by reportable segment (in thousands) for the three and six months ended June 30, 2017 and 2016 is presented in the following table. Beginning in the first quarter of 2016 through the date of the sale of the business, Arden University was considered to be held for sale, and because Arden's results of operations are presented as discontinued operations within our Consolidated Statements of Income, the summary of financial information by reportable segment below excludes the results of operations of Arden University for all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Post-Secondary	$106,974	$105,789	$216,455	$211,216
Job-Ready Skills	2,610	936	4,917	957
Consolidated Revenues	$109,584	$106,725	$221,372	$212,173
Operating income (loss)
Post-Secondary	$17,754	$21,566	$38,005	$39,285
Job-Ready Skills	(2,383)	(3,494)	(5,033)	(4,686)
Consolidated operating income	15,371	18,072	32,972	34,599
Other income, net	56	42	163	33
Income from continuing operations before income taxes	$15,427	$18,114	$33,135	$34,632

16. Regulatory Supervision and Oversight

Political and budgetary concerns can significantly affect the Title IV Programs. Congress reauthorizes the Higher Education Act (HEA) and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in August 2008. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of June 30, 2017, Title IV programs in which the University's learners participate are operative and sufficiently funded.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report.

Forward-Looking Statements
Statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (SEC), in press releases, and in oral and written statements made by us that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to, statements regarding: proposed new programs; regulatory developments; projections, predictions, expectations, estimates or forecasts of our business, financial and operational results and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “convinced,” “estimates,” “seeks,” “target,” “goal,” “objective,” and similar expressions, as well as statements in future tense, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.

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

Executive Overview
We are an education services company that seeks to provide the most direct path between learning and employment through our online postsecondary education offerings and through programs to develop job-ready skills for high-demand markets. As of June 30, 2017, our wholly owned subsidiaries included the following:

Post-Secondary Segment

•
Capella University (the University) offers a variety of doctoral, master’s and bachelor’s programs, primarily for working adults, in the following markets: public service leadership, nursing and health sciences, social and behavioral sciences, business and technology, education, and undergraduate studies. We focus on master's and doctoral degrees, with 71% of our learners enrolled in a master’s or doctoral degree program. Our academic offerings are built with competency-based curricula and are delivered in an online format that is convenient and flexible. We design our offerings to help working adult learners develop specific competencies they can employ in their workplace. We actively support and engage with our learners throughout their programs to enhance their prospects for successful program completion. We believe the relevance of our programs, combined with a focus on working adult professionals and offering the most direct path to learners' professional and academic goals, sets Capella University apart in the education space. At June 30, 2017, we offered over 1,940 online courses and 52 academic programs with 149 specializations to nearly 38,000 learners.

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

•
DevMountain, LLC (DevMountain) is a leading software development school with a mission to be the most impactful coding school in the country by offering affordable, high-quality, leading-edge software coding education. DevMountain primarily offers Web Development, iOS Development, and UX Design programs in a 12- week immersive experience. Learners engage in DevMountain courses in-person, at DevMountain’s classrooms in Provo and Salt Lake City, Utah, Dallas, Texas, and Phoenix, Arizona.

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

We believe we have the right operating strategies in place to continually differentiate ourselves in our markets and drive growth by supporting learner success, producing affordable degrees, optimizing our comprehensive marketing strategy, serving a broader set of our learners' professional needs, developing training programs to fill high-demand skills gaps, and establishing new growth platforms. Technology and the talent of our faculty and employees enable these strategies. We believe these strategies and enablers will allow us to continue to deliver high quality, affordable degree and non-degree education, resulting in continued growth over the long-term. We will continue to invest in these enablers to strengthen the foundation and future of our business, and we will continue to watch and seek to adapt to new challenges and opportunities in this dynamic, competitive industry.

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

•
Capella University total enrollment. Total enrollment at Capella University is a key driver for the Company’s revenue growth as well as operating performance. To achieve total enrollment growth, Capella University must attract new learners and maintain and/or improve learner persistence. While new enrollment is an early indicator of future growth, early cohort persistence is an indicator of the sustainability of growth. These metrics should be viewed over multiple quarters since quarterly volatility is common. We have consistently improved early cohort persistence over a period of approximately five years, and these persistence improvements carry into later periods. In the second quarter of 2017, end-of-period total enrollment declined by 1.7 percent compared to total enrollment growth of 2.4 percent in the same period in 2016.

•
Capella University new enrollment. In the second quarter of 2017, Capella University new enrollment, calculated from the last day a new learner can drop a course without financial penalty, declined by 9.6 percent year-over-year compared to new enrollment growth of 2.5 percent in the same period in 2016 as a result of quarterly volatility inherent in the highly competitive and dynamic market environment in which we operate in addition to marketing execution challenges related to our ongoing efforts to optimize our marketing investment.

•
Persistence/learner success. Compared to the same period in the prior year, Capella University early cohort persistence improved by approximately three percent in the second quarter of 2017. Early cohort persistence measures the four-quarter weighted moving average new cohort persistence rate during a learner's first four quarters of enrollment. We have experienced improvements in early cohort persistence of approximately 22 percent over a period of about five years, in large part as a result of our successful execution of strategic, organization-wide learner success initiatives aimed at driving total enrollment growth. This includes investments in infrastructure and actionable analytics capabilities and a marketing strategy focused on attracting the right learners.

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

•
Doctoral enrollment. During the second quarter of 2017, year-over-year doctoral total enrollment for Capella University declined by 7.0 percent. A return to doctoral total enrollment growth will depend on both sustained new enrollment growth over several quarters as well as continuing learner success efforts at the doctoral level. As part of our doctoral learner success initiative, we are focusing on learners who are not making sufficient and timely academic progress in the comprehensive and dissertation phases of their programs. In our doctoral offering, market demand for professional doctorate programs is currently stronger than for PhD programs. We are supporting doctoral growth by focusing on redesigning our program offerings, improving affordability, and expanding our doctoral portfolio, including creating new professional doctorate programs. The doctoral learner success initiatives and the continued pressure on doctoral enrollment growth are expected to negatively impact our operating performance, including in the near-term.

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

Our comprehensive marketing strategy is designed to produce long-term efficiencies and increase our ability to attract high-quality learners on a sustainable basis. In our efforts to optimize our marketing spend, we continue to experiment with different methods and levels to provide prospective learners with the information they are looking for at the right time and in the right way. We are also continuing to adapt to the evolving behavior of prospective learners as they move closer to a decision about going back to school, including differences in behavior and responsiveness between learners connecting with us through mobile versus desktop devices. We will continue to optimize our strategy and develop our marketing analytics capabilities to continue to deliver long-term sustainable growth. Some of our initiatives may adversely impact our new enrollment, revenues, and operating margins for a period as we pursue improved long-term results.

•
Establishing new growth platforms. We seek to drive long-term growth that is an extension of our core competencies into new and expanded markets. One of our key growth platforms is FlexPath. FlexPath is a learning model that decouples from the credit-hour requirements and allows learners to complete coursework at their own pace through the demonstration of specific competencies. Capella University was the first institution with approval from the Higher Learning Commission and the Department of Education to offer and provide Title IV funding for direct assessment programs at both the Bachelor's and Master's degree levels. These approvals allow learners enrolled in FlexPath to apply for federal financial aid. Only a few other universities received approvals by their accreditor and the Department of Education to offer similar programs. Approval processes for this innovative new model are stringent, and the Department of Education has indicated that direct assessment program specializations will also require specific approval by the Higher Learning Commission and the Department of Education to offer Title IV. This adds another step in the approval process with both the Department of Education and the Higher Learning Commission.

In addition to having previously received approval from the Higher Learning Commission to begin enrolling learners in the following FlexPath offerings, during the six months ended June 30, 2017, we received approval from the Department of Education for these offerings to be eligible to receive federal financial aid under Title IV:

•	Master of Health Administration;

•	Business Intelligence, Business Management, Entrepreneurship, Management Consulting, and Health Administration graduate-level certificates;

•	Master of Science in Nursing;

•	Master of Education.

The FlexPath direct assessment model provides an opportunity to expand our served market and drive affordability through lower tuition costs, reduced time to completion, and increased flexibility. Our goal is to ensure learners have the right experience and that we understand what our learners need to succeed. As we continue to learn and gain experience, we will refine the academic model and evolve the business model for FlexPath. At June 30, 2017, approximately 15 percent of total bachelor's and master's learners were enrolled in FlexPath programs.

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

On May 4, 2016, the Company acquired 100 percent of the membership interests in DevMountain, LLC (DevMountain), headquartered in Provo, Utah. DevMountain is a leading software development school with a mission to be the most impactful coding school in the country by offering affordable, high-quality, leading-edge software coding education. The purchase price of the DevMountain acquisition consisted of $15.0 million in cash paid at closing, and up to an additional $5.0 million in contingent consideration to be paid at the end of three successive, non-cumulative periods based upon the achievement of established revenue and operating performance targets.

Capella’s acquisitions of Hackbright Academy and DevMountain expand the Company's existing business of providing innovative education offerings which provide a more direct path from learning to employment. Hackbright and DevMountain’s operating results have been included in the Company’s consolidated financial statements from the respective dates of the acquisitions.

•
Coding schools performance. In January 2017, Hackbright added a second location in San Francisco, and in May 2017, DevMountain received approval to begin operating in Phoenix, Arizona with courses scheduled to begin in August. Since the dates of acquisition, we have made investments in both businesses to position them for scalable growth and will continue to make additional investments for the foreseeable future. Although both acquisitions have had a positive impact on our revenue growth, Hackbright and DevMountain have been dilutive to our earnings since the acquisition dates and are expected to be dilutive to our earnings throughout the remainder of 2017 and into 2018. If this trend continues and operating improvements are not realized, some or all of the goodwill and indefinite-lived intangible assets associated with the Coding Schools reporting unit could become impaired in the future. We believe the fair value of the Coding Schools reporting unit remains in excess of the carrying value and that the fair value of indefinite-lived intangible assets remains in excess of the carrying value as of June 30, 2017. Management will assess goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of 2017 or earlier if circumstances dictate.

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

•
Current market and regulatory environment. The environment remains very competitive. We believe our initiatives to improve learner success and innovation in our academic and business model, as well as our efforts to increase productivity and achieve scale where possible, will position us to continue to be a leader in the online postsecondary education market. Additionally, we are working even more closely to align with employers. Developments in the federal regulatory environment impact us as well, including the Gainful Employment (GE) rules, Borrower Defense to Repayment rules, and the reauthorization of the Higher Education Act of 1965, as amended. Many states have also become more active in regulating online education, especially regarding approval to operate requirements, and enforcement of consumer protection laws by state attorneys general, with a focus on proprietary institutions. While we have a strong track record of regulatory compliance, such actions, even if not directed at Capella University, may result in unforeseen consequences and may make our operating environment more challenging. We continue to make investments and take actions to maintain our consistently high compliance with regulatory requirements.

•
Adoption of ASU No. 2016-09 Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. During the first quarter of 2017, we adopted new accounting guidance related to share-based compensation. Among other changes, the new guidance requires that entities record the impact of income taxes arising from share-based compensation when awards vest, or are exercised, within earnings as part of income tax expense rather than as part of additional paid-in capital (APIC). The adoption of this guidance will result in volatility within our results of operations, primarily due to changes in our stock price. Through the second quarter of 2017, the adoption of the new guidance decreased our income tax expense by approximately to $1.6 million as a result of income tax benefits arising from stock option exercises. Income tax expense in future periods could be positively or negatively impacted based on the timing of stock option exercises and restricted stock vesting as well as the relationship of our stock price to the fair value of our share-based awards on the exercise or vesting dates.

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

•
U.S. Legislation and Congressional Activity. It is unclear when Congress will reauthorize the Higher Education Act (HEA) which governs federal financial assistance for higher education. When reauthorization of HEA is considered, it will create opportunity to expand innovation in the delivery of higher education. As with any new legislation, there is also a risk of unintended consequences from new laws and regulatory requirements. Capella maintains strong relationships with policymakers and a reputation for quality. We will work to be a constructive voice in any dialogue on innovation in higher education.

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

The final rule also includes requirements for the reporting of learner and program data by institutions to the Department of Education. The rule makes other conforming and technical revisions to the Title IV program participation agreement and related regulations. On June 30, 2017, the Department of Education announced that enforcement of certain expanded disclosure and distribution requirements under the current final rule will be postponed until July 1, 2018.

On June 16, 2017, the Department of Education announced its intention to establish a rulemaking committee to examine and re-regulate the Gainful Employment regulation, which it called "overly burdensome and confusing for institutions of higher education." The Department of Education conducted public hearings on Gainful Employment and Borrower Defense to Repayment on July 10, 2017 and July 12, 2017, in addition to soliciting written comments on both topics. Capella submitted comments on July 12, 2017. The Department of Education has indicated it intends to convene both rulemaking committees beginning in late 2017.

•
Audit Activity. An institution must demonstrate compliance with the HEA and related regulations to the Department of Education on an ongoing basis and is subject to periodic compliance audits. The Department of Education, Office of Inspector General (OIG) conducted a compliance audit of Capella University for the period July 1, 2002 through June 30, 2007. In March 2008, OIG issued its final report to the Office of Federal Student Aid (FSA), which is responsible for primary oversight of Title IV funding programs. In April 2008, the University responded to FSA with respect to the OIG final report. In June 2012, FSA issued a Final Audit Determination ("2012 FAD"), which the Company understood formally concluded the audit. In the 2012 FAD, FSA determined no further action was required on any of the OIG audit findings, other than continuing adherence to certain actions already undertaken. FSA did not require the University to refund any money or pay any fines or penalties. On February 6, 2017, the University received a Final Audit Determination (“2017 FAD”) related to the same 2008 OIG final report. The 2017 FAD is substantially similar to the 2012 FAD, and includes the same findings; however, unlike the 2012 FAD, the 2017 FAD purports to require the Company to pay additional amounts. On March 22, 2017, the Company appealed the 2017 FAD to the Secretary of the Department of Education, seeking further review and confirmation that the 2012 FAD closed the matter. On April 21, 2017 the Department of Education's Administrative Actions and Appeals Service Group ("AAASG") issued correspondence declaring that the Department of Education agreed to withdraw the 2017 FAD and the associated liabilities set forth therein and agreed to let the 2012 FAD stand as final. AAASG declared the appeal fully resolved.

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

The Department of Education released final rules on December 16, 2016 regarding state authorization of distance education, correspondence and foreign programs which will become effective on July 1, 2018. These proposed rules require distance education programs to be authorized in every state and/or participate in a state authorization reciprocity agreement. In 2015, Capella University became an institutional member of SARA (see below). The Department of Education has indicated it plans to issue formal guidance clarifying that SARA meets the definition of state authorization reciprocity agreement as included in the final regulation. Included in the final rules are a number of general and individualized disclosures for prospects and learners including how programs are authorized, complaint processes, adverse actions by state and accrediting agencies, and prerequisites for licensure or certification for certain programs.

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

The regulation grants the Department of Education broad discretion to determine whether a school has committed a breach of contract or substantial misrepresentation, to allow group claims, which may include individuals who have not applied to the Department of Education seeking relief, and to determine when to seek recoupment from the school upon loan discharge. In addition, the final rules expand the events triggering a determination that an institution is unable to meet its financial or administrative obligations to include certain automatic triggers, such as failure to satisfy the 90/10 regulation in the most recent fiscal year, a cohort default rate in excess of 30 percent in the two most recent years, and failure to comply with certain SEC requirements, as well as discretionary triggers such as certain federal, and private actions, unspecified dropout rates, unspecified fluctuations in Title IV funding, and actions by the school’s accreditor. In the event of such a triggering event, an institution may become ineligible for Title IV funds or be required to post a letter of credit in the amount of at least 10% of the school’s annual Title IV disbursements for each triggering event, and make disclosure to learners and prospective learners. In addition, the rule increases access to closed school discharges and prohibits the use of pre-dispute arbitration agreements. Finally, the rule makes other conforming and technical changes to repayment plans and loan consolidation. While the rule was slated to go into effect July 1, 2017, on June 16, 2017 the Department of Education announced an indefinite postponement of the borrower defenses repayment regulation. On the same day, the Department of Education announced its intent to establish rulemaking committees to develop proposed revisions to the existing gainful employment regulation as well as the borrower defenses to repayment regulation. The Department of Education conducted public hearings on Gainful Employment and Borrower Defense to Repayment on July 10, 2017 and July 12, 2017, in addition to soliciting written comments on both topics. Capella submitted comments on July 12, 2017. The Department of Education has indicated that it intends to convene both rulemaking committees beginning late 2017.

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

•
Minnesota Office of Higher Education (MOHE). Capella University is registered as a private institution with the MOHE pursuant to the Minnesota Private and Out-of-State Public Postsecondary Education Act ("the Act"). Minnesota Statute sections 136A.61-131A.71 as required for most post-secondary private institutions that grant degrees at the associate level or above in Minnesota, and as required by the Higher Education Act to participate in Title IV programs. MOHE is the designated “portal agency” that oversees institutions headquartered in Minnesota that participate in SARA. As the portal agency, MOHE’s responsibilities include coordinating SARA matters for Minnesota and acting as the principal point of contact for resolution of student complaints. On October 13, 2016, Capella University received a request for information from MOHE related to its doctoral programs and complaints filed by doctoral students. According to the request, MOHE is completing program reviews of all online doctoral programs for institutions registered in Minnesota in an effort to better understand the context, background, and issues related to doctoral student complaints. The Company has provided data and information in response to MOHE’s request.

The Minnesota legislature recently promulgated revisions to the Act, which clarifies MOHE’s authority and processes related to student complaints. Among other revisions, the legislation specifies that if violations of the Act are found, then MOHE may require remedial action by the school or assign a penalty, and that remedial action may include student notifications of violations, adjustments to university policies and procedures and tuition refunds to impacted students. Capella fully cooperates with MOHE in its evaluation of student complaints, and for that reason does not currently anticipate the changes will significantly impact its business. However, the full impact of the legislation cannot be predicted and will depend upon the manner in which MOHE interprets and applies the process set forth in the statue.

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

Critical Accounting Policies and Use of Estimates
Our critical accounting policies are disclosed in our 2016 Annual Report on Form 10-K. The only change to our critical accounting policies during the six months ended June 30, 2017 was a modification to the way in which we account for forfeitures of share-based awards. Specifically, beginning in the first quarter of 2017, we recognize forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. This change did not have a material impact on our results of operations in the current period, and is not expected to have a material impact on results of operations in subsequent periods.

Analysis of Results of Operations - Consolidated

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the three months ended June 30, 2017:

	Three Months Ended June 30,
	(Unaudited)		$ Change	% Change	% of Revenue
$ in thousands	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Revenues	$109,584	$106,725	$2,859	2.7%	100.0%	100.0%	0.0%
Costs and expenses:
Instructional costs and services	48,369	45,502	2,867	6.3	44.1	42.6	1.5
Marketing and promotional	27,308	24,922	2,386	9.6	24.9	23.4	1.5
Admissions advisory	7,440	7,285	155	2.1	6.8	6.8	—
General and administrative	11,096	10,944	152	1.4	10.1	10.3	(0.2)
Total costs and expenses	94,213	88,653	5,560	6.3	86.0	83.1	2.9
Operating income	15,371	18,072	(2,701)	(14.9)	14.0	16.9	(2.9)
Other income, net	56	42	14	*	0.1	0.1	—
Income from continuing operations before income taxes	15,427	18,114	(2,687)	(14.8)	14.1	17.0	(2.9)
Income tax expense	4,672	7,040	(2,368)	(33.6)	4.3	6.6	(2.3)
Effective tax rate	30.3%	38.9%
Income from continuing operations	10,755	11,074	(319)	(2.9)	9.8	10.4	(0.6)
Loss from discontinued operations, net of tax	—	(1,379)	1,379	*	—	(1.3)	1.3
Net income	$10,755	$9,695	$1,060	10.9%	9.8%	9.1%	0.7%

* Not meaningful.

	June 30,
Capella University Enrollment by Degree(a):	2017	2016	% Change
Doctoral	9,052	9,729	(7.0)%
Master's	17,714	17,706	—%
Bachelor's	9,760	9,798	(0.4)%
Other	1,062	998	6.4%
Total	37,588	38,231	(1.7)%

(a) Enrollment in the table above includes learners who are actively enrolled during the last month of the quarters ended June 30, 2017 and 2016, respectively.

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
Instructional costs and services expenses. Instructional costs and services expenses, and instructional costs and services expenses as a percent of revenue, increased compared to the same period in the prior year primarily as a result of increased course material expenses for learner resources and operating expenses from Hackbright and DevMountain, which were acquired during the second quarter of 2016.
Marketing and promotional expenses. Marketing and promotional expenses, and marketing and promotional expenses as a percent of revenue, increased compared to the same period in the prior year primarily as a result of investments in new marketing campaigns to increase the awareness and consideration of the Capella University brand with prospective learners and articulating Capella's differentiation to employers in an effort to generate new enrollment, as well as operating expenses from Hackbright and DevMountain, which were acquired during the second quarter of 2016.
Admissions advisory expenses. Admissions advisory expenses increased compared to the same period in the prior year and remained flat as a percent of revenue.
General and administrative expenses. General and administrative expenses increased compared to the same period in the prior year primarily as a result of operating expenses from Hackbright and DevMountain, which were acquired during the second quarter of 2016. As a percent of revenue, general and administrative expenses decreased primarily as a result of acquisition related costs in the prior year.
Other income, net. Other income, net is primarily comprised of interest income earned on cash equivalents and marketable securities, charges related to our credit facility, and management fees related to our limited partnership investments.

Income tax expense. Our effective tax rate for the three months ended June 30, 2017 decreased compared to the same period in the prior year primarily as a result of our adoption of ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting in the first quarter of 2017. As a result of this standard, during the three months ended June 30, 2017 we recognized $1.3 million of excess tax benefits related to share-based awards as a reduction to income tax expense.

Income (loss) from discontinued operations, net of tax. Loss from discontinued operations, net of tax, for the three months ended June 30, 2016 is comprised of the net losses arising from the operation of Arden University in the prior year period. Beginning in the first quarter of 2016 and through the date of sale of the business, the assets and liabilities of Arden University were considered to be held for sale, and the business was presented as discontinued operations within the financial statements and footnotes.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the six months ended June 30, 2017:

	Six Months Ended June 30,
	(Unaudited)		$ Change	% Change	% of Revenue
$ in thousands	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Revenues	$221,372	$212,173	$9,199	4.3%	100.0%	100.0%	0.0%
Costs and expenses:
Instructional costs and services	96,781	90,813	5,968	6.6	43.7	42.8	0.9
Marketing and promotional	54,833	50,802	4,031	7.9	24.8	23.9	0.9
Admissions advisory	15,103	14,708	395	2.7	6.8	6.9	(0.1)
General and administrative	21,683	21,251	432	2.0	9.8	10.0	(0.2)
Total costs and expenses	188,400	177,574	10,826	6.1	85.1	83.7	1.4
Operating income	32,972	34,599	(1,627)	(4.7)	14.9	16.3	(1.4)
Other income, net	163	33	130	*	0.1	—	0.1
Income from continuing operations before income taxes	33,135	34,632	(1,497)	(4.3)	15.0	16.3	(1.3)
Income tax expense	11,209	13,282	(2,073)	(15.6)	5.1	6.3	(1.2)
Effective tax rate	33.8%	38.4%
Income from continuing operations	21,926	21,350	576	2.7	9.9	10.1	(0.2)
Income (loss) from discontinued operations, net of tax	95	(2,357)	2,452	*	—	(1.1)	1.1
Net income	$22,021	$18,993	$3,028	15.9%	9.9%	9.0%	0.9%

* Not meaningful.

	June 30,
Capella University Enrollment by Degree(a):	2017	2016	% Change
Doctoral	9,052	9,729	(7.0)%
Master's	17,714	17,706	—%
Bachelor's	9,760	9,798	(0.4)%
Other	1,062	998	6.4%
Total	37,588	38,231	(1.7)%

(a) Enrollment in the table above includes learners who are actively enrolled during the last month of the quarters ended June 30, 2017 and 2016, respectively. Quarterly average total Capella University enrollment decreased 0.4% for the six month period ended June 30, 2017 and increased 2.3% for the six month period ended June 30, 2016.

Revenues. The increase in revenues compared to the prior year was primarily related to incremental Job-Ready Skills revenues generated from the Hackbright and DevMountain businesses, which were acquired during the second quarter of 2016, as well as additional revenues arising from fees for course resources available to Capella University learners. Capella University weighted average tuition price increases of approximately one percent, which were implemented in July 2016, also contributed to the increase in revenues. These increases were partially offset by a larger proportion of master's and bachelor's learners who generate less revenue per learner than our doctoral learners and a decrease in quarterly average total enrollment of 0.4 percent.
Instructional costs and services expenses. Instructional costs and services expenses, and instructional costs and services expenses as a percent of revenue, increased compared to the prior year primarily as a result of increased course material expenses for additional learner resources, as well as operating expenses from Hackbright and DevMountain, which were acquired during the second quarter of 2016.
Marketing and promotional expenses. Marketing and promotional expenses, and marketing and promotional expenses as a percent of revenue, increased compared to the prior year primarily as a result of investments in new marketing campaigns to increase the awareness and consideration of the Capella University brand with prospective learners and articulating Capella's differentiation to employers in an effort to generate new enrollment, as well as operating expenses from Hackbright and DevMountain, which were acquired during the second quarter of 2016.
Admissions advisory expenses. Admissions advisory expenses increased compared to the prior year as a result of increased enrollment services and admissions staffing to support higher Capella University inquiry conversion and enrollment growth. As a percent of revenue, admissions advisory expenses decreased primarily as a result of higher revenues from our Job-Ready Skills segment.
General and administrative expenses. General and administrative expenses increased compared to the same period in the prior year primarily as a result of operating expenses from Hackbright and DevMountain, which were acquired during the second quarter of 2016. As a percent of revenue, general and administrative expenses decreased primarily as a result of lower share-based compensation expense in the current year and acquisition related costs in the prior year.
Other income, net. Other income, net is primarily comprised of interest income earned on cash equivalents and marketable securities, charges related to our credit facility, and management fees related to our limited partnership investments.

Income tax expense. Our effective tax rate for the six months ended June 30, 2017 decreased compared to the same period in the prior year primarily as a result of our adoption of ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting in the first quarter of 2017. As a result of this standard, through the second quarter of 2017, we recognized $1.6 million of excess tax benefits related to share-based awards as a reduction to income tax expense.

Loss from discontinued operations, net of tax. Income from discontinued operations, net of tax, for the six months ended June 30, 2017 is related to interest on the November 2016 and February 2017 deferred payments from the sale of Arden University. Loss from discontinued operations, net of tax, for the six months ended June 30, 2016 is comprised of the net losses arising from the operation of Arden University in the prior year period. Beginning in the first quarter of 2016 and through the date of sale of the business, the assets and liabilities of Arden University were considered to be held for sale, and the business was presented as discontinued operations within the financial statements and footnotes.

Analysis of Results of Operations by Reportable Segment
The following selected financial data illustrates our revenues and operating results by reportable segment for the three months ended June 30, 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
	(Unaudited)		$ Change	% Change	(Unaudited)		$ Change	% Change
$ in thousands	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Revenues
Post-Secondary	$106,974	$105,789	$1,185	1.1%	$216,455	$211,216	$5,239	2.5%
Job-Ready Skills	2,610	936	1,674	*	4,917	957	3,960	*
Consolidated revenues	109,584	106,725	2,859	2.7	$221,372	$212,173	$9,199	4.3%
Operating income (loss)
Post-Secondary	$17,754	$21,566	$(3,812)	(17.7)%	$38,005	$39,285	$(1,280)	(3.3)%
Job-Ready Skills	(2,383)	(3,494)	1,111	(31.8)	(5,033)	(4,686)	(347)	7.4
Consolidated operating income	15,371	18,072	(2,701)	(14.9)	32,972	34,599	(1,627)	(4.7)
Other income, net	56	42	14	*	163	33	130	*
Income from continuing operations before income taxes	$15,427	$18,114	$(2,687)	(14.8)%	$33,135	$34,632	$(1,497)	(4.3)%

* Not meaningful.

Post-Secondary. Post-Secondary segment revenues increased $1.2 million and $5.2 million, or 1.1 percent and 2.5 percent, respectively during the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016. The increase in revenues was primarily attributable to additional revenues arising from fees for course resources available to learners. Capella University weighted average tuition price increases of approximately one percent, which were implemented in July 2016, as well as continued growth in both our master's and bachelor's level FlexPath programs, contributed to increases in Post-Secondary segment revenues. The overall increase in Post-Secondary revenues was partially offset by decreases in Capella University end of period total enrollment of 1.7 percent and quarterly average total enrollment of 0.4 percent, as well as a larger proportion of master's and bachelor's learners enrolled in our post-secondary, degree granting programs at Capella University who generate less revenue per learner than our doctoral learners.

Operating income for the Post-Secondary segment decreased by $3.8 million and $1.3 million, or 17.7 percent and 3.3 percent, for the three and six months ended June 30, 2017, respectively, compared to the three and six months ended June 30, 2016. The decrease in segment operating income was primarily attributable to an overall increase in Capella University operating expenses mostly as a result of increases in marketing and promotional costs arising from investments in new marketing campaigns to increase the awareness and consideration of the Capella University brand with prospective learners and articulating Capella's differentiation to employers in an effort to generate new enrollment.

Job-Ready Skills. Job-Ready Skills segment revenues increased $1.7 million and $4.0 million during the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016, respectively. The increase in revenues during the three and six months ended June 30, 2017 is primarily attributable to the timing of the acquisitions of Hackbright and DevMountain during the second quarter of 2016.

For the three months and six months ended June 30, 2017, the operating loss for the Job-Ready Skills segment decreased by $1.1 million and increased by $0.3 million compared to the three and six months ended June 30, 2016. For the the three month periods, the decrease in the operating loss is primarily the result of transaction related costs of $1.4 million incurred during the second quarter of 2016 in connection with the acquisitions of Hackbright and DevMountain. For the six month periods, the increase in the operating loss is primarily attributable to incremental operating expenses related to the day-to-day operations of Hackbright and DevMountain due to the timing of the acquisitions in the prior year, as well as our continued investments in the Hackbright, DevMountain, and CLS businesses as we work to develop scalable business models for the Job-Ready Skills segment.

Liquidity and Capital Resources

Liquidity
We financed our operating activities and capital expenditures during the six months ended June 30, 2017 and 2016 primarily through cash provided by operating activities. Our cash and cash equivalents were $118.0 million and $93.6 million at June 30, 2017 and December 31, 2016, respectively. Our cash and cash equivalents increased primarily due to cash provided by operating activities, maturities of marketable securities and cash proceeds from the sale of Arden University, partially offset by cash used in investing activities for purchases of marketable securities and capital expenditures as well as cash used in financing activities for the payment of dividends.

On December 18, 2015, the Company entered into a secured revolving credit facility (the Facility) with Bank of America, N.A., and certain other lenders. The Facility provides the Company with a committed $100.0 million of borrowing capacity with an increase option of an additional $50.0 million. The Company's obligations under the Facility are guaranteed by all existing material domestic subsidiaries and secured by substantially all assets of the Company and such subsidiaries. The Facility expires on December 18, 2020. As of June 30, 2017 and December 31, 2016, there were no borrowings under the credit facility, and the Company was in compliance with all debt covenants.

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

On April 22, 2016, we completed the acquisition of Hackbright, a leading software engineering school for women headquartered in San Francisco, for $17.5 million, net of cash acquired. On May 4, 2016, we acquired DevMountain, a software development school, headquartered in Provo, Utah, for $14.6 million in cash, net of cash acquired. The acquisitions were funded through existing cash and cash equivalents.

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

Operating Activities
Net cash provided by operating activities from continuing operations was $35.3 million and $42.8 million for the six months ended June 30, 2017 and 2016, respectively. The decrease was primarily due to changes in operating assets and liabilities, including a decrease in accounts payable and accrued liabilities as well as a decrease in deferred revenue, partially offset by increases in prepaid expenses and other current assets and deferred income taxes.

Investing Activities
Net cash used in investing activities from continuing operations was $5.9 million and $44.4 million for the six months ended June 30, 2017 and 2016, respectively. In the current year, net cash used in investing activities consisted of purchases of marketable securities, capital expenditures related to investments in property and equipment, and investments in partnerships, partially offset by maturities of marketable securities. Net purchases and maturities of marketable securities resulted in cash inflows of $6.5 million and $0.9 million during the six months ended June 30, 2017 and 2016, respectively.

We believe the credit quality and liquidity of our investment portfolio as of June 30, 2017 is strong. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply/demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity. But even with this approach, we may incur investment losses as a result of unusual and unpredictable market developments, and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

During the six months ended June 30, 2016, the Company acquired Hackbright and DevMountain for a combined $32.1 million, net of cash acquired.

Investments in limited partnerships were $0.4 million and $3.2 million during the six months ended June 30, 2017 and 2016, respectively. The Company has committed to contribute an additional $5.3 million to its limited partnership investments through September 2027, the timing of which is uncertain and is expected to be funded from cash provided by operations.

Capital expenditures were $12.1 million and $10.0 million for the six months ended June 30, 2017 and 2016, respectively, which primarily consisted of investments in foundational infrastructure, the development and refinement of courses, and marketing infrastructure to enhance efficiencies and analytics capabilities.

We lease all of our facilities. We expect to make future payments on existing leases from cash generated from operations.

Financing Activities
Net cash used in financing activities from continuing operations was $8.2 million and $22.3 million for the six months ended June 30, 2017 and 2016, respectively. Cash payments of dividends were $9.5 million and $9.2 million for the six months ended June 30, 2017 and 2016, respectively. During the first six months of 2017, we repurchased no common stock under our share repurchase program, while we used cash to repurchase $15.0 million of common stock in the first six months of 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk
The Company has no derivative financial instruments or derivative commodity instruments, and believes the risk related to cash equivalents and marketable securities is limited due to the adherence to our investment policy, which focuses on capital preservation and liquidity. In addition, all investments must have a minimum Standard & Poor’s rating of A minus (or equivalent) by at least one agency at the purchase date. All of the Company's cash equivalents and marketable securities were rated A minus or higher as of June 30, 2017 and December 31, 2016, by at least one rating agency. In addition, the Company utilizes money managers who conduct initial and ongoing credit analysis on our investment portfolio to monitor and minimize the potential impact of market risk associated with its cash, cash equivalents and marketable securities. Despite the investment risk mitigation strategies the Company employs, we may incur investment losses as a result of unusual and unpredictable market developments and may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. Unusual and unpredictable market developments may also create liquidity challenges for certain assets in the Company's investment portfolio.

Interest Rate Risk
The Company manages interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates, which are tied to various market indices. The Company's future investment income may fall short of expectations due to changes in interest rates or it may suffer losses in principal if it is forced to sell securities that have declined in market value due to changes in interest rates. At June 30, 2017, a 10% increase or decrease in interest rates would not have a material impact on the Company's future earnings, fair values, or cash flows.

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

Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of June 30, 2017, in ensuring that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended June 30, 2017, the Company repurchased no common stock under its share repurchase program. Its remaining authorization for common stock repurchases was $30.4 million at June 30, 2017. The Company announced its current share repurchase program in July 2008. As of June 30, 2017, the Company's Board of Directors has authorized repurchases up to an aggregate amount of $335.7 million in value of common stock under the current program. The Board of Directors authorizes the Company to repurchase outstanding shares of common stock, from time to time, depending on market conditions and other considerations. There is no expiration date on the repurchase authorizations, and repurchases occur at the Company's discretion.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits
(a) Exhibits

Number	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2006.

3.2	Second Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on December 10, 2008.

4.1	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 20, 2006.

10.1	Capella Education Company Deferred Compensation Plan as of June 1, 2017.	Filed electronically.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

EX-101.INS	XBRL Instance Document(1)	Filed electronically.

EX-101.SCH	XBRL Taxonomy Extension Schema Document(1)	Filed electronically.

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)	Filed electronically.

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)	Filed electronically.

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)	Filed electronically.

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)	Filed electronically.

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
July 25, 2017
J. Kevin Gilligan Chief Executive Officer
(Principal Executive Officer)

/s/ Steven L. Polacek
July 25, 2017
Steven L. Polacek Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)