Form 10-Q
period 2017-09-30
CAPELLA EDUCATION CO
filed 2017-10-30
CIK 1104349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of shares of common stock outstanding as of October 26, 2017 was 11,624,035.

CAPELLA EDUCATION COMPANY
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CAPELLA EDUCATION COMPANY
Consolidated Balance Sheets
(In thousands, except par value)

	As of September 30, 2017	As of December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$112,216	$93,570
Marketable securities, current	55,113	45,458
Accounts receivable, net of allowance of $7,507 at September 30, 2017 and $6,682 at December 31, 2016	22,981	20,708
Prepaid expenses and other current assets	9,488	17,877
Total current assets	199,798	177,613
Marketable securities, non-current	19,554	23,320
Property and equipment, net	36,510	34,121
Goodwill	23,331	23,310
Intangibles, net	8,665	9,221
Deferred income taxes	—	1,853
Other assets	8,853	7,875
Total assets	$296,711	$277,313
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$682	$4,367
Accrued liabilities	30,323	31,302
Dividends payable	4,987	4,945
Deferred revenue	17,468	12,398
Total current liabilities	53,460	53,012
Deferred rent	12,641	13,693
Deferred income taxes	721	—
Other liabilities	2,017	2,316
Total liabilities	68,839	69,021
Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares — 100,000, Issued and Outstanding shares — 11,637 at September 30, 2017 and 11,545 at December 31, 2016	116	115
Additional paid-in capital	127,056	121,581
Accumulated other comprehensive loss	(16)	(93)
Retained earnings	100,716	86,689
Total shareholders’ equity	227,872	208,292
Total liabilities and shareholders’ equity	$296,711	$277,313

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)
Revenues	$107,007	$105,909	$328,379	$318,082
Costs and expenses:
Instructional costs and services	49,621	47,656	146,402	138,469
Marketing and promotional	26,660	25,338	81,493	76,140
Admissions advisory	7,112	7,408	22,215	22,116
General and administrative	9,852	10,159	31,535	31,410
Total costs and expenses	93,245	90,561	281,645	268,135
Operating income	13,762	15,348	46,734	49,947
Other income, net	229	46	392	79
Income from continuing operations before income taxes	13,991	15,394	47,126	50,026
Income tax expense	5,237	5,807	16,446	19,089
Income from continuing operations	8,754	9,587	30,680	30,937
Income from discontinued operations, net of tax	—	2,963	95	606
Net income	$8,754	$12,550	$30,775	$31,543
Basic net income per common share:
Continuing operations	$0.75	$0.83	$2.64	$2.66
Discontinued operations	—	0.26	0.01	0.05
Basic net income per common share	$0.75	$1.09	$2.65	$2.71
Diluted net income per common share:
Continuing operations	$0.73	$0.81	$2.57	$2.61
Discontinued operations	—	0.25	—	0.05
Diluted net income per common share	$0.73	$1.06	$2.57	$2.66
Weighted average number of common shares outstanding:
Basic	11,659	11,538	11,621	11,647
Diluted	11,936	11,790	11,955	11,872
Cash dividend declared per common share	$0.41	$0.39	$1.23	$1.17

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)
Net income	$8,754	$12,550	$30,775	$31,543
Other comprehensive income:
Foreign currency translation gain	—	97	2	185
Unrealized gains (losses) on available for sale securities, net of tax	(12)	(80)	75	15
Comprehensive income	$8,742	$12,567	$30,852	$31,743

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities	(Unaudited)
Net income	$30,775	$31,543
Income from discontinued operations, net of tax	95	606
Income from continuing operations	30,680	30,937
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	9,267	7,686
Depreciation and amortization	14,936	15,751
Amortization of investment discount/premium, net	1,133	1,608
Impairment of property and equipment	440	404
Loss on disposal of property and equipment	380	143
Share-based compensation	5,184	5,434
Excess tax benefits from stock-based compensation	—	(378)
Deferred income taxes	2,594	(5,016)
Changes in operating assets and liabilities
Accounts receivable	(11,541)	(9,938)
Prepaid expenses and other current assets	996	(1,603)
Accounts payable and accrued liabilities	(6,031)	7,863
Income taxes payable	4,280	4,058
Deferred rent	(1,052)	12,193
Deferred revenue	5,069	7,692
Net cash provided by operating activities - continuing operations	56,335	76,834
Net cash provided by (used in) operating activities - discontinued operations	95	(2,831)
Net cash provided by operating activities	56,430	74,003
Investing activities
Acquisitions, net of cash acquired	—	(32,101)
Capital expenditures	(17,763)	(14,703)
Investment in partnership interests	(868)	(3,551)
Purchases of marketable securities	(55,437)	(21,810)
Maturities of marketable securities	48,535	25,635
Net cash used in investing activities - continuing operations	(25,533)	(46,530)
Net cash provided by investing activities - discontinued operations	3,243	13,792
Net cash used in investing activities	(22,290)	(32,738)
Financing activities
Excess tax benefits from share-based compensation	—	378
Net payments related to share-based award activities	1,273	2,339
Payment of dividends	(14,293)	(13,756)
Repurchases of common stock	(2,476)	(22,517)
Net cash used in financing activities - continuing operations	(15,496)	(33,556)
Effect of foreign exchange rates on cash	2	(23)
Net increase in cash and cash equivalents	18,646	7,686
Cash and cash equivalents and cash of business held for sale at beginning of period	93,570	88,027
Cash and cash equivalents at end of period	$112,216	$95,713
Supplemental disclosures of cash flow information
Income taxes paid	$9,575	$20,044
Non-cash investing and financing activities:
Purchase of equipment included in accounts payable and accrued liabilities	$609	$523
Declaration of cash dividend to be paid	4,847	4,554
Repurchases of common stock included in accrued liabilities	21	—
Receivable due from sale of business	—	4,539
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

2. Summary of Significant Accounting Policies

Consolidation
The consolidated financial statements include the accounts of the Company, the University, Sophia, CLS, Hackbright, DevMountain, and Arden University after elimination of intercompany accounts and transactions. Arden University was divested during the third quarter of 2016, and prior to the date of sale was presented as discontinued operations within the financial statements and corresponding footnotes. Arden operated on a fiscal year ending October 31, and prior to the date of sale, this was also the date used for consolidation. Refer to Footnote 4, Discontinued Operations, for further information related to the divestiture of Arden University. During the second quarter of 2016, the Company acquired Hackbright and DevMountain. The Company accounted for these acquisitions as business combinations as of the close of each transaction. The assets acquired and liabilities assumed in conjunction with the acquisitions were recorded at fair value as of the respective acquisition dates, with the results of operations reflected in the Consolidated Statements of Income from the acquisition dates going forward. Refer to Footnote 13, Acquisitions, for further information related to these acquisitions.

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

As part of its adoption of ASU No. 2016-09, the Company made an accounting policy election to change the way in which it accounts for forfeitures of share-based awards. Specifically, beginning in the first quarter of 2017, the Company recognizes forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. The change in accounting policy to recognize forfeitures of share-based awards as they occur resulted in a net cumulative decrease in retained earnings of $0.2 million as of January 1, 2017. Additionally, in accordance with the provisions of ASU No. 2016-09, excess tax benefits or deficiencies arising from share-based awards are now reflected within the Consolidated Statements of Income as a component of income tax expense rather than as a component of shareholder's equity. During the three months ended September 30, 2017, the Company recognized no excess tax benefits related to share-based awards, while during the nine months ended September 30, 2017, the Company recognized $1.6 million of excess tax benefits related to share-based awards as a reduction to income tax expense within the Consolidated Statement of Income. The Company's adoption of the new standard also resulted in the prospective classification of excess tax benefits as cash flows from operating activities in the same manner as other cash flows related to income taxes within the Consolidated Statements of Cash Flows. Based on the prospective method of adoption chosen, the classification of excess tax benefits within the Consolidated Statements of Cash Flows for prior periods presented has not been adjusted to reflect the change.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to require organizations that lease assets to recognize right-to-use assets and lease liabilities for all leases with terms longer than 12 months on the balance sheet in addition to disclosing certain key information about leasing arrangements. The new standard requires a modified retrospective transition approach, meaning the guidance would be applied at the beginning of the earliest comparative period presented within the financial statements in the year of adoption. The guidance will be effective for the Company's annual reporting period beginning January 1, 2019, with early adoption permitted. The Company expects to adopt this standard at the beginning of fiscal year 2019, and all leases with terms longer than 12 months will be recorded as right-of-use assets and lease liabilities on our balance sheet upon adoption. The Company does not expect adoption of this guidance to have a material impact on its business practices, financial condition, results of operations, disclosures, liquidity, or debt-covenant compliance.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance revises the accounting requirements related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The update also changes certain disclosure requirements associated with the fair value of financial instruments. These changes will require an entity to measure, at fair value, investments in equity securities and other ownership interests in an entity - including investments in partnerships, unincorporated joint ventures and limited liability companies that do not result in consolidation and are not accounted for under the equity method - and recognize the changes in fair value within net income. Entities that hold equity investments without readily determinable fair values will be able to elect to record those investments at cost less impairment with subsequent adjustments for any observable price changes recognized in earnings. The guidance will be effective for the Company's annual and interim reporting periods beginning January 1, 2018, and early adoption is generally not permitted for most provisions. The Company will provide expanded disclosures related to investments in partnerships within our annual and quarterly filings beginning in the period of adoption. As these investments are not traded and the partnerships do not publish a fair value per share, the investments are deemed to be without readily determinable fair values, and the Company expects to elect the option to record the investments at cost less impairment and recognize subsequent adjustments for any observable price changes within earnings. The Company does not expect adoption of this guidance to have a material impact on its business practices, financial condition, results of operations, liquidity, or debt-covenant compliance.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that creates a single source of revenue guidance for all companies in all industries. The model is more principles-based than current guidance, and is primarily based on recognizing revenue at an amount that reflects consideration to which the entity expects to be entitled to in exchange for transferring goods or services to a customer. The standard allows the Company to transition to the new model using either a full or modified retrospective approach. Under the original ASU, the guidance was effective for the Company's interim and annual reporting periods beginning January 1, 2017, and early adoption was not permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, which formally defers the effective date of the new revenue standard for public entities by one year. As a result, the updated revenue guidance will be effective for the Company's interim and annual reporting periods beginning January 1, 2018, and early adoption is permitted as of the original effective date contained within ASU 2014-09. The Company’s ongoing process of evaluating the impact this standard will have on its consolidated financial statements includes performing a detailed review of each of its revenue streams and comparing historical accounting policies and practices to the new standard. The Company expects the primary impact of adopting the new standard will be modifications to the timing of revenue recognition for certain revenue streams and does not expect the adoption of this guidance to have a material impact on its business practices, financial condition, or results of operations. The Company will provide expanded disclosures pertaining to revenue recognition in our annual and quarterly filings beginning in the period of adoption. The Company expects to adopt the provisions of this standard in the first quarter of 2018 utilizing the modified retrospective method of adoption.

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

A reconciliation of the line items comprising the results of operations of the Arden University business to the income from discontinued operations through the date of sale presented in the Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016, in thousands, is included in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$—	$2,070	$—	$8,765
Costs and expenses:
Instructional costs and services	—	1,034	—	4,345
Marketing and promotional	—	972	—	3,527
Admissions advisory	—	185	—	698
General and administrative	—	885	—	3,808
Total costs and expenses	—	3,076	—	12,378
Operating loss	—	(1,006)	—	(3,613)
Gain on sale of Arden	—	4,285	149	4,285
Other expense, net	—	(254)	—	(288)
Income before income taxes	—	3,025	149	384
Income tax expense (benefit)	—	62	54	(222)
Income from discontinued operations, net of tax	$—	$2,963	$95	$606

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
The following table presents a reconciliation of the numerator and denominator in the basic and diluted net income per common share calculation, in thousands, except per share data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Income from continuing operations	$8,754	$9,587	$30,680	$30,937
Income from discontinued operations, net of tax	—	2,963	95	606
Net income	$8,754	$12,550	$30,775	$31,543
Denominator:
Denominator for basic net income per common share— weighted average shares outstanding	11,659	11,538	11,621	11,647
Effect of dilutive stock options, restricted stock, and market stock units	277	252	334	225
Denominator for diluted net income per common share— weighted average shares outstanding	11,936	11,790	11,955	11,872
Basic net income per common share:
Continuing operations	$0.75	$0.83	$2.64	$2.66
Discontinued operations	—	0.26	0.01	0.05
Basic net income per common share	$0.75	$1.09	$2.65	$2.71
Diluted net income per common share:
Continuing operations	$0.73	$0.81	$2.57	$2.61
Discontinued operations	—	0.25	—	0.05
Diluted net income per common share	$0.73	$1.06	$2.57	$2.66

Options to purchase common shares were outstanding, but not included in the computation of diluted net income per common share on both a continuing and discontinued basis, because their effect would be anti-dilutive. The following table summarizes these securities, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Anti-dilutive securities excluded from diluted earnings per share calculation, for both continuing and discontinued operations	141	258	118	387

6. Marketable Securities

The following is a summary of available-for-sale securities, in thousands:

	As of September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$29,909	$24	$(12)	$29,921
Corporate debt securities	11,892	12	(43)	11,861
Variable rate demand notes	32,885	—	—	32,885
Total	$74,686	$36	$(55)	$74,667

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$63,113	$2	$(152)	$62,963
Corporate debt securities	5,804	13	(2)	5,815
Total	$68,917	$15	$(154)	$68,778

The unrealized gains and losses on the Company’s investments in municipal and corporate debt securities as of September 30, 2017 and December 31, 2016 were caused by changes in market values primarily due to interest rate changes. All of the Company's securities which were in an unrealized loss position as of September 30, 2017 had been in an unrealized loss position for less than twelve months. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. No other-than-temporary impairment charges were recorded during the three and nine months ended September 30, 2017 and 2016.
The following table summarizes the maturities of the Company’s marketable securities, in thousands:

	As of September 30, 2017	As of December 31, 2016
Due within one year	$55,113	$45,458
Due after one year through five years	19,554	23,320
Total	$74,667	$68,778

Amounts due within one year in the table above included $32.9 million of variable rate demand notes, with contractual maturities ranging from 9 years to 31 years as of September 30, 2017. The variable rate demand notes are floating rate municipal bonds with embedded put options that allow the Company to sell the security at par plus accrued interest on a settlement basis ranging from one day to seven days. We have classified these securities based on their effective maturity date, which ranges from one day to seven days from the balance sheet date.

The following table summarizes the proceeds from the maturities of available-for-sale securities, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Maturities of marketable securities	$12,540	$12,135	$48,535	$25,635
Total	$12,540	$12,135	$48,535	$25,635

The Company did not record any gross realized gains or gross realized losses in net income during the three and nine months ended September 30, 2017 and 2016. Additionally, there were no proceeds from sales of marketable securities prior to maturity during the three and nine months ended September 30, 2017 and 2016.

7. Fair Value Measurements

The following tables summarize certain information for assets and liabilities measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements as of September 30, 2017 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$12,775	$12,775	$—	$—
Money market	99,441	99,441	—	—
Marketable securities:
Tax-exempt municipal securities	29,921	—	29,921	—
Corporate debt securities	11,861	—	11,861	—
Variable rate demand notes	32,885	—	32,885	—
Total assets at fair value on a recurring basis	$186,883	$112,216	$74,667	$—

	Fair Value Measurements as of December 31, 2016 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$24,658	$24,658	$—	$—
Money market	68,237	68,237	—	—
Variable rate demand notes	675	—	675	—
Marketable securities:
Tax-exempt municipal securities	62,963	—	62,963	—
Corporate debt securities	5,815	—	5,815	—
Total assets at fair value on a recurring basis	$162,348	$92,895	$69,453	$—

The Company measures cash and money markets at fair value primarily using real-time quotes for transactions in active exchange markets involving identical assets. The Company’s marketable securities are classified within Level 2 and are valued using readily available pricing sources for comparable instruments utilizing observable inputs from active markets. The Company does not hold securities in inactive markets. The Company did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three and nine months ended September 30, 2017 and 2016.

Level 3 Measurements

DevMountain Contingent Consideration

In connection with the acquisition of DevMountain, the Company agreed to pay the former owners of DevMountain up to an additional $5.0 million in contingent consideration pending the achievement of certain revenue and operating performance metrics. The fair value of the contingent consideration is determined using a discounted cash flow model encompassing significant unobservable inputs. During the third quarter of 2016, the Company recorded a measurement period adjustment to reduce the fair value of the contingent consideration to zero, based on our revised assessment of the timing of cash flows as of the acquisition date. The key assumptions and terms underlying the valuation included probability-weighted cash flows for the applicable performance periods, the discount rate, and a three-year measurement period, with potential cash payments taking place at the end of each annual period through 2018 based upon the achievement of established performance targets. No payments were made related to the 2016 performance period. Reasonable changes in the unobservable inputs do not result in a material change in the fair value.

The following table presents a reconciliation of the fair value of the DevMountain contingent consideration, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance, beginning of period	$—	$1,500	$—	$—
Initial fair value of contingent consideration	—	—	—	1,500
Measurement period adjustment	—	(1,500)	—	(1,500)
Balance, end of period	$—	$—	$—	$—

8. Accrued Liabilities

Accrued liabilities consist of the following, in thousands:

	As of September 30, 2017	As of December 31, 2016
Accrued compensation and benefits	$10,330	$12,976
Accrued instructional	4,440	3,811
Accrued vacation	2,272	1,111
Accrued invoices	11,235	11,252
Other(1)	2,046	2,152
Total	$30,323	$31,302

(1) "Other" consists primarily of the current portion of deferred rent, customer deposits, and other miscellaneous accruals.

9. Commitments and Contingencies

Operating Leases
The Company leases its office facilities, data centers, and certain office equipment under various noncancelable operating leases. On August 5, 2016, the Company entered into an amendment of its lease with Minneapolis 225 Holdings, LLC pursuant to which the Company renewed and extended its existing lease for premises at 225 South Sixth Street in Minneapolis, Minnesota through October 31, 2028. Renewal terms under the amended lease agreement include a reduction in the area of leased space occupied by the Company of approximately 64,000 square feet and provide for lease incentives of approximately $13.6 million. The lease incentives, which were paid in cash to the Company by the lessor upon closing, are included within deferred rent and accrued liabilities within the Consolidated Balance Sheet and will be recognized ratably as a reduction of rent expense over the term of the lease. The agreement allows the Company to extend the lease for up to two additional five-year terms.

The following presents the Company's future minimum lease commitments as of September 30, 2017, in thousands:

2017	$1,893
2018	6,812
2019	5,696
2020	5,329
2021	4,702
2022 and thereafter	32,880
Total	$57,312

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

Borrowings under the Credit Agreement bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus an applicable rate of 1.75% to 2.25% based on the Company’s consolidated leverage ratio or, at the Company’s option, an alternative base rate (defined as the higher of (a) the federal funds rate plus 0.5%; (b) Bank of America’s prime rate; or (c) the one-month LIBOR plus 1.0%) plus an applicable rate of 0.75% to 1.25% based on the Company’s consolidated leverage ratio. The Credit Agreement requires payment of a commitment fee, based on the Company’s consolidated leverage ratio, charged on the unused credit facility. The Company recorded commitment fee expenses of $0.1 million and $0.2 million in other income, net, for the three months ended September 30, 2017 and 2016, and the nine months ended September 30, 2017 and 2016, respectively. Outstanding letters of credit are also charged a fee, based on the Company’s consolidated leverage ratio. The Company capitalized approximately $0.8 million of debt issuance costs related to the December 18, 2015 credit facility, and these costs are being amortized on a straight-line basis over a period of five years. Charges related to the Facility are included in other income, net.

The Credit Agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Failure to comply with the covenants contained in the Credit Agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. As of September 30, 2017 and December 31, 2016, there were no borrowings under the Facility, and the Company was in compliance with all debt covenants.

Litigation
In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, claims involving learners or graduates and routine employment matters. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of September 30, 2017 that are probable and estimable, for which the outcome could have a material adverse impact on its consolidated financial position or results of operations.

10. Share Repurchase Program and Dividends

Share Repurchase Program
The Company announced its current share repurchase program in July 2008. The Board of Directors authorizes repurchases of outstanding shares of common stock from time to time depending on market conditions and other considerations. A summary of the Company’s comprehensive share repurchase activity from the program's commencement through September 30, 2017, all of which was part of its publicly announced program, is presented below, in thousands:

Board authorizations:
July 2008	$60,000
August 2010	60,662
February 2011	65,000
December 2011	50,000
August 2013	50,000
December 2015	50,000
Total amount authorized	335,662
Total value of shares repurchased	307,728
Residual authorization	$27,934

The following table summarizes shares repurchased, in thousands:

	Nine Months Ended September 30,
	2017	2016
Shares repurchased	37	438
Total consideration, excluding commissions	$2,497	$22,500

As of September 30, 2017, the Company had purchased an aggregate of 6.7 million shares under the program’s outstanding authorizations at an average price per share of $46.24 totaling $307.7 million, excluding commissions.

Dividends
During the nine months ended September 30, 2017, the Company declared the following cash dividends, in thousands except per share amounts:

Declaration Date	Record Date	Payment Date	Dividend per Share	Total Dividend Amount
February 22, 2017	March 10, 2017	April 13, 2017	$0.41	$4,813
May 2, 2017	May 24, 2017	July 14, 2017	$0.41	$4,847
August 3, 2017	August 25, 2017	October 13, 2017	$0.41	$4,847

Of the total dividend amount declared in the current quarter, $4.8 million is attributable to shares of common stock outstanding as of the record date and restricted stock units (RSUs) expected to vest in the next twelve months. This amount, along with the portion of dividends declared in prior quarters related to unvested RSUs, is included within dividends payable in the Company's consolidated balance sheet as of September 30, 2017. The remaining balance is attributable to dividends declared on restricted stock units expected to vest subsequent to the next twelve months and is classified as other liabilities in the Company's consolidated balance sheet as of September 30, 2017. Dividends declared on RSUs are forfeitable prior to vesting. All future dividends are subject to declaration by the Company's Board of Directors and may be adjusted due to future business needs or other factors deemed relevant by the Board of Directors.

11. Share-Based Compensation

The table below reflects the Company’s share-based compensation expense recognized in the consolidated statements of income, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Instructional costs and services	$238	$174	$666	$545
Marketing and promotional	273	173	741	562
Admissions advisory	10	14	35	41
General and administrative	1,184	641	3,742	4,286
Share-based compensation expense included in operating income	1,705	1,002	5,184	5,434
Tax benefit from share-based compensation expense	668	381	2,018	2,055
Share-based compensation expense, net of tax	$1,037	$621	$3,166	$3,379

12. Other Investments

At September 30, 2017, the Company held a $3.4 million investment in a limited partnership that invests in innovative companies in the health care field, with a commitment to invest up to an additional $1.1 million through December 2022. At December 31, 2016, the Company's investment in the limited partnership was $2.9 million. During the nine months ended September 30, 2017 and 2016, the Company made investments totaling $0.5 million and $0.5 million, respectively, in the partnership. The Company's investment comprises less than 3% of the total partnership interest; accordingly, the Company designated the investment as a cost method investment and classified it within other assets in the consolidated balance sheets as of September 30, 2017 and December 31, 2016.

At September 30, 2017, the Company held a $3.1 million investment in a limited partnership that invests in education and education-related technology companies, with a commitment to invest up to an additional $1.7 million through December 2025. At December 31, 2016, the Company's investment in the limited partnership was $3.1 million. During the nine months ended September 30, 2017, there were no investments in the limited partnership, and during the nine months ended September 30, 2016, the Company made investments totaling $3.1 million in the partnership. The Company's investment comprises less than 5% of the total partnership interest; accordingly, the Company designated the investment as a cost method investment and classified it within other assets in the consolidated balance sheets as of September 30, 2017 and December 31, 2016.

At September 30, 2017, the Company held a $0.4 million investment in a limited partnership that invests in education and education-related technology companies, with a commitment to invest up to an additional $1.8 million through September 2027. During the nine months ended September 30, 2017, the Company made investments totaling $0.4 million in the partnership. The Company's investment comprises less than 5% of the total partnership interest; accordingly, the Company designated the investment as a cost method investment and classified it within other assets in the consolidated balance sheets as of September 30, 2017.

The fair value of the Company’s cost method investments is not estimated if there are no identified events or changes in circumstances that management considers to have a significant adverse impact on the fair value of the partnership investments. During the nine months ended September 30, 2017 and 2016, no events or changes in circumstances which could have a significant adverse impact on the fair value of the partnership investments were identified. When measured on a nonrecurring basis, if changes in circumstances are identified, the Company’s other investments classified as cost method investments are considered to be Level 3 in the fair value hierarchy due to the use of unobservable inputs to measure fair value. During the nine months ended September 30, 2017 and 2016, no impairment charges were recorded related to the Company’s cost method investments.

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

Hackbright and DevMountain's core competencies of providing the 21st Century workforce with job-ready skills in a highly competitive market are consistent with the Company's strategy to expand its addressable market and offer working adults the most direct path between learning and employment. The Company incurred approximately $1.4 million of transaction costs in connection with the acquisitions of Hackbright and DevMountain, and these costs are included in general and administrative expenses within the the Consolidated Statement of Income for the nine months ended September 30, 2016.

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

The Company assigned an indefinite useful life to the trade name intangible assets, as it is believed these assets have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic or other factors to limit the useful life of the trade name intangibles. All acquired intangible assets other than trade names were determined to be finite-lived and are being amortized on a straight-line basis, which is consistent with the expected use of economic benefits associated with these assets. The weighted-average useful life of the acquired finite-lived intangible assets was 2.7 years.

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

14. Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss, in thousands:

	Foreign Currency Translation Loss	Unrealized Loss on Marketable Securities	Accumulated Other Comprehensive Loss(1)
Beginning balance, December 31, 2016	$(6)	$(87)	$(93)
Other comprehensive income	2	75	77
Ending balance, September 30, 2017	$(4)	$(12)	$(16)

(1)	Accumulated other comprehensive loss is presented net of tax of $7 thousand and $52 thousand as of September 30, 2017 December 31, 2016, respectively.

There were no reclassifications out of accumulated other comprehensive loss to net income for the three and nine months ended September 30, 2017. There was $45 thousand reclassified out of accumulated other comprehensive loss to income from discontinued operations, net of tax, for the three and nine months ended September 30, 2016 related to foreign currency translation losses upon the sale of Arden University.

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

A summary of financial information by reportable segment (in thousands) for the three and nine months ended September 30, 2017 and 2016 is presented in the following table. Beginning in the first quarter of 2016 through the date of the sale of the business, Arden University was considered to be held for sale, and because Arden's results of operations are presented as discontinued operations within our Consolidated Statements of Income, the summary of financial information by reportable segment below excludes the results of operations of Arden University for all periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Post-Secondary	$104,373	$103,488	$320,828	$314,704
Job-Ready Skills	2,634	2,421	7,551	3,378
Consolidated Revenues	$107,007	$105,909	$328,379	$318,082
Operating income (loss)
Post-Secondary	$16,183	$16,970	$54,188	$56,254
Job-Ready Skills	(2,421)	(1,622)	(7,454)	(6,307)
Consolidated operating income	13,762	15,348	46,734	49,947
Other income, net	229	46	392	79
Income from continuing operations before income taxes	$13,991	$15,394	$47,126	$50,026

16. Regulatory Supervision and Oversight

Political and budgetary concerns can significantly affect the Title IV Programs. Congress reauthorizes the Higher Education Act (HEA) and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in August 2008. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of September 30, 2017, Title IV programs in which the University's learners participate are operative and sufficiently funded.

17. Subsequent Events

On October 29, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Strayer Education, Inc. (“Strayer”) and Sarg Sub Inc. (“Merger Sub”). Strayer is the holding company of Strayer University, which is an institute of higher learning which offers undergraduate and graduate degree programs in business administration, accounting, information technology, education and public administration.

Pursuant to the terms of the Merger Agreement, which has been unanimously approved by the boards of directors of both companies, Merger Sub will merge with and into the Company with the Company surviving as a wholly-owned subsidiary of Strayer (the “Merger”). At the effective time of the Merger, each share of the Company’s stock will be exchanged for 0.875 shares of Strayer common stock.

Consummation of the Merger is subject to approval by the stockholders of the Company and Strayer, receipt of certain regulatory approvals and other conditions specified in the Merger Agreement. The Merger is currently expected to close in the third quarter of 2018.

In the event that the Company terminates the Merger Agreement under certain specified circumstances, the Company would be required to pay Strayer a termination fee in the amount of $25.0 million.

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

Executive Overview
We are an education services company that seeks to provide the most direct path between learning and employment through our online postsecondary education offerings and through programs to develop job-ready skills for high-demand markets. As of September 30, 2017, our wholly owned subsidiaries included the following:

Post-Secondary Segment

•
Capella University (the University) offers a variety of doctoral, master’s and bachelor’s programs, primarily for working adults, in the following markets: public service leadership, nursing and health sciences, social and behavioral sciences, business and technology, education, and undergraduate studies. We focus on master's and doctoral degrees, with 71% of our learners enrolled in a master’s or doctoral degree program. Our academic offerings are built with competency-based curricula and are delivered in an online format that is convenient and flexible. We design our offerings to help working adult learners develop specific competencies they can apply in their workplace. We actively support and engage with our learners throughout their programs to enhance their prospects for successful program completion. We believe the relevance of our programs, combined with a focus on working adult professionals and offering the most direct path to learners' professional and academic goals, sets Capella University apart in the education space. At September 30, 2017, we offered over 1,940 online courses and 54 academic programs with 152 specializations to over 37,000 learners.

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

•
Capella University total enrollment. Total enrollment at Capella University is a key driver for the Company’s revenue growth as well as operating performance. To achieve total enrollment growth, Capella University must attract new learners and maintain and/or improve learner persistence. While new enrollment is an early indicator of future growth, early cohort persistence is an indicator of the sustainability of growth. These metrics should be viewed over multiple quarters because quarterly volatility is common. We have consistently improved early cohort persistence over a period of approximately five years, and these persistence improvements carry into later periods. In the third quarter of 2017, end-of-period total enrollment declined by 1.3 percent year-over-year compared to total enrollment growth of 2.8 percent in the same period of 2016.

•
Capella University new enrollment. In the third quarter of 2017, Capella University new enrollment, calculated from the last day a new learner can drop a course without financial penalty, declined by 2.1 percent year-over-year compared to 0.9 percent in the same period in 2016 as a result of quarterly volatility inherent in the highly competitive and dynamic market environment in which we operate as well as the negative new enrollment impact from hurricanes in the southern region of the United States, an area in which Capella has a strong presence.

•
Persistence/learner success. Compared to the same period in the prior year, Capella University early cohort persistence improved year-over-year by approximately two percent in the third quarter of 2017. Early cohort persistence measures the four-quarter weighted moving average new cohort persistence rate during a learner's first four quarters of enrollment. We have experienced improvements in early cohort persistence of approximately 22 percent over a period of about five years, in large part as a result of our successful execution of strategic, organization-wide learner success initiatives aimed at driving total enrollment growth. This includes investments in infrastructure and actionable analytics capabilities and a marketing strategy focused on attracting the right learners.

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

•
Doctoral enrollment. During the third quarter of 2017, year-over-year doctoral total enrollment for Capella University declined by 3.5 percent. A return to doctoral total enrollment growth will depend on both sustained new enrollment growth over several quarters as well as continuing learner success efforts at the doctoral level. As part of our doctoral learner success initiative, we are focusing on learners who are not making sufficient and timely academic progress in the comprehensive and dissertation phases of their programs. We are supporting a return to doctoral growth by focusing on redesigning our program offerings, improving affordability, and expanding our doctoral portfolio. The doctoral learner success initiatives and the continued pressure on doctoral enrollment growth are expected to negatively impact our operating performance, including in the near-term.

•
Marketing strategy. During the course of the past few years, we have made significant strides in shifting from a demand driven strategy towards a comprehensive marketing strategy which is focused on building relationships with prospective learners early in their decision cycle and engaging with them as they proceed through their decision to enroll. In addition, we are developing opportunities in the employer channel to build brand awareness and differentiation. With our vision of providing the most direct path between learning and employment and our dedication to serving the Job-Ready Skills market, we are changing the conversation with employers and are working to further strengthen and articulate our differentiation.

Our learner-focused marketing strategy, which is designed to attract prospective Capella University learners who are committed to and able to succeed in their academic endeavors, includes:

•	Introducing prospective learners to Capella with a differentiated message in channels such as mass media and strategic relationships with employers and professional organizations;

•
Connecting with prospective learners by generating and nurturing inquiries through direct media such as natural search, our website, display media, and through paid search platforms and aggregators; and

•	Engaging with prospective learners by developing meaningful and increasingly personalized relationships such as through social media, via mobile devices, or by way of direct engagement.

Our employer-focused marketing strategy, which is designed to strengthen Capella's differentiation with employers, includes:

•
Offering a platform of capabilities which range from Capella University’s post-secondary degrees to shorter programs in the job-ready skills software engineering and coding areas to targeted skill building programs with our RightSkill offerings;

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

•
Establishing new growth platforms. We seek to drive long-term growth that is an extension of our core competencies into new and expanded markets. One of our key growth platforms is FlexPath. FlexPath is a learning model that decouples from the credit-hour requirements and allows learners to complete coursework at their own pace through the demonstration of specific competencies. Capella University was the first institution with approval from the Higher Learning Commission and the Department of Education to offer and provide Title IV funding for direct assessment programs at both the Bachelor's and Master's degree levels. These approvals allow learners enrolled in FlexPath to apply for federal financial aid. Only a few other universities received approvals by their accreditor and the Department of Education to offer similar programs. Approval processes for this innovative model are stringent, and the Department of Education has indicated that direct assessment program specializations will also require specific approval by the Higher Learning Commission and the Department of Education to offer Title IV. This adds another step in the approval process with both the Department of Education and the Higher Learning Commission.

In addition to having previously received approval from the Higher Learning Commission to begin enrolling learners in the following FlexPath offerings, during the nine months ended September 30, 2017, we received approval from the Department of Education for these offerings to be eligible to receive federal financial aid under Title IV:

•	Master of Health Administration;

•	Health Administration graduate-level certificate;

•	Master of Science in Nursing;

•	Master of Education.

The FlexPath direct assessment model provides an opportunity to expand our served market and drive affordability through an opportunity for lower tuition costs, reduced time to completion, and increased flexibility. Our goals are to ensure learners have the right experience and that we understand what our learners need to succeed. As we continue to learn and gain experience, we will refine the academic model and evolve the business model for

FlexPath. At September 30, 2017, approximately 19 percent of total bachelor's and master's learners were enrolled in FlexPath programs.

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

•
Coding schools performance. In January 2017, Hackbright added a second location in San Francisco, and in May 2017, DevMountain received approval to begin operating in Phoenix. Since the dates of acquisition, we have made investments in both businesses to position them for scalable growth and will continue to make additional investments for the foreseeable future. Although both acquisitions have had a positive impact on our revenue growth, Hackbright and DevMountain have been dilutive to our earnings since the acquisition dates and are expected to be dilutive to our earnings throughout the remainder of 2017 and into 2018. If this trend continues and operating improvements are not realized, some or all of the goodwill and indefinite-lived intangible assets associated with the Coding Schools reporting unit could become impaired in the future. We believe the fair value of the Coding Schools reporting unit remains in excess of the carrying value and that the fair value of indefinite-lived intangible assets remains in excess of the carrying value as of September 30, 2017. Management will assess goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of 2017.

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

•
Current market and regulatory environment. The environment remains very competitive. We believe our initiatives to improve learner success and innovation in our academic and business model, as well as our efforts to increase productivity and achieve greater economies of scale where possible, will position us to continue to be a leader in the online postsecondary education market. Additionally, we are working even more closely to align with employers. Developments in the federal regulatory environment impact us as well, including the Gainful Employment (GE) rules, Borrower Defense to Repayment rules, and the reauthorization of the Higher Education Act of 1965, as amended. Many states have also become more active in regulating online education, especially regarding approval to operate requirements, and enforcement of consumer protection laws by state attorneys general, with a focus on proprietary institutions. While we have a strong track record of regulatory compliance, such actions, even if not directed at Capella University, may result in unforeseen consequences and may make our operating environment more challenging. We continue to make investments and take actions to maintain our consistently high compliance with regulatory requirements.

•
Adoption of ASU No. 2016-09 Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. During the first quarter of 2017, we adopted new accounting guidance related to share-based compensation. Among other changes, the new guidance requires that entities record the impact of income taxes arising from share-based compensation when awards vest, or are exercised, within earnings as part of income tax expense rather than as part of additional paid-in capital (APIC). The adoption of this guidance will result in volatility within our results of operations, primarily due to changes in our stock price. As a result of adopting this guidance, during the three months ended September 30, 2017, the Company recognized no excess tax benefits related to share-based awards, while during the nine months ended September 30, 2017, the Company recognized $1.6 million of excess tax benefits related to share-based awards as a reduction to income tax expense within the Consolidated Statement of Income. Income tax expense in future periods could be positively or negatively impacted based on the timing of stock option exercises and restricted stock vesting as well as the relationship of our stock price to the fair value of our share-based awards on the exercise or vesting dates.

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

On June 16, 2017, the Department of Education announced its intention to establish a rulemaking committee to examine and revise the Gainful Employment regulation, which it called "overly burdensome and confusing for institutions of higher education." The Department of Education conducted public hearings on Gainful Employment and Borrower Defense to Repayment on July 10 and July 12, 2017, in addition to soliciting written comments on both topics. Capella submitted comments on July 12, 2017. The Department of Education has indicated it intends to convene both rulemaking committees beginning in late 2017.

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

The regulation grants the Department of Education broad discretion to determine whether a school has committed a breach of contract or substantial misrepresentation, to allow group claims, which may include individuals who have not applied to the Department of Education seeking relief, and to determine when to seek recoupment from the school upon loan discharge. In addition, the final rules expand the events triggering a determination that an institution is unable to meet its financial or administrative obligations to include certain automatic triggers, such as failure to satisfy the 90/10 regulation in the most recent fiscal year, a cohort default rate in excess of 30 percent in the two most recent years, and failure to comply with certain SEC requirements, as well as discretionary triggers such as certain federal, and private actions, unspecified dropout rates, unspecified fluctuations in Title IV funding, and actions by the school’s accreditor. In the event of such a triggering event, an institution may become ineligible for Title IV funds or be required to post a letter of credit in the amount of at least 10% of the school’s annual Title IV disbursements for each triggering event, and make disclosure to learners and prospective learners. In addition, the rule increases access to closed school discharges and prohibits the use of pre-dispute arbitration agreements. Finally, the rule makes other conforming and technical changes to repayment plans and loan consolidation. While the rule was slated to go into effect July 1, 2017, on June 16, 2017 the Department of Education announced an indefinite postponement of the borrower defenses repayment regulation. On the same day, the Department of Education announced its intent to establish rulemaking committees to develop proposed revisions to the existing gainful employment regulation as well as the borrower defenses to repayment regulation. The Department of Education conducted public hearings on Gainful Employment and Borrower Defense to Repayment on July 10 and July 12, 2017, in addition to soliciting written comments on both topics. Capella submitted comments on July 12, 2017. The Department of Education has indicated that it intends to convene both rulemaking committees beginning late 2017.

•
State Authorization Reciprocity Agreement (SARA). SARA is a nationwide state regulatory initiative intended to make distance education courses more accessible to learners across state lines and make it easier for states to regulate and institutions to participate in interstate distance education. On January 27, 2015, Minnesota joined SARA, and on March 6, 2015, Capella University was approved as an institutional participant in SARA. There are currently 49 SARA member states.

•
Minnesota Office of Higher Education (MOHE). Capella University is registered as a private institution with the MOHE pursuant to the Minnesota Private and Out-of-State Public Postsecondary Education Act ("the Act"). Minnesota Statute sections 136A.61-131A.71 as required for most post-secondary private institutions that grant degrees at the associate level or above in Minnesota, and as required by the Higher Education Act to participate in Title IV programs. MOHE is the designated “portal agency” that oversees institutions headquartered in Minnesota that participate in SARA. As the portal agency, MOHE’s responsibilities include coordinating SARA matters for Minnesota and acting as the principal point of contact for resolution of student complaints. On October 13, 2016, Capella University received a request for information from MOHE related to its doctoral programs and complaints filed by doctoral students. According to the request, MOHE is completing program reviews of all online doctoral programs for institutions registered in Minnesota in an effort to better understand the context, background, and issues related to doctoral student complaints. The Company has provided data and information in response to MOHE’s request. On July 28, 2017, Capella received correspondence from MOHE. Within the correspondence, MOHE confirmed Capella's responses fulfilled the original request and asked for certain clarifying and supplemental information. Capella continues to cooperate and respond to MOHE's supplemental requests.

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

•
Student Loan Cohort Default Rates. To remain eligible to participate in Title IV programs, an educational institution's student loan cohort default rates must remain below certain specified levels. Under current regulations, an educational institution will lose its eligibility to participate in Title IV programs if its three-year measuring period student loan cohort default rate equals or exceeds 30% for three consecutive cohort years, or 40% for any given year. Capella University's three-year cohort default rates for the 2014 and 2013 cohorts are 6.9% and 6.5%, respectively. The average three-year cohort default rates for proprietary institutions nationally were 15.5% and 15.0% in cohort years 2014 and 2013, respectively. The average three-year cohort default rates for all institutions nationally were 11.5% and 11.3% in cohort years 2014 and 2013, respectively.

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

Critical Accounting Policies and Use of Estimates
Our critical accounting policies are disclosed in our 2016 Annual Report on Form 10-K. The only changes to our critical accounting policies during the nine months ended September 30, 2017 were modifications to the way in which we account for forfeitures of share-based awards and income taxes related to share-based compensation. Specifically, beginning in the first quarter of 2017, we recognize forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited, and we also record the impact of income taxes arising from share-based compensation when awards vest or are settled within earnings as part of income tax expense rather than as part of additional paid-in capital (APIC). The change in accounting policy to recognize forfeitures of share-based awards as they occur resulted in a net cumulative decrease in retained earnings of $0.2 million as of January 1, 2017. The new accounting guidance requiring us to record the impact of income taxes arising from share-based compensation as part of income tax expense resulted in no excess tax benefits related to share-based awards during the three months ended September 30, 2017 and $1.6 million of excess tax benefits recorded as a reduction to income tax expense within the Consolidated Statement of Income during the nine months ended September 30, 2017.

Analysis of Results of Operations - Consolidated

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the three months ended September 30, 2017:

	Three Months Ended September 30,
	(Unaudited)		$ Change	% Change	% of Revenue
$ in thousands	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Revenues	$107,007	$105,909	$1,098	1.0%	100.0%	100.0%	0.0%
Costs and expenses:
Instructional costs and services	49,621	47,656	1,965	4.1	46.4	45.0	1.4
Marketing and promotional	26,660	25,338	1,322	5.2	24.9	23.9	1.0
Admissions advisory	7,112	7,408	(296)	(4.0)	6.6	7.0	(0.4)
General and administrative	9,852	10,159	(307)	(3.0)	9.2	9.6	(0.4)
Total costs and expenses	93,245	90,561	2,684	3.0	87.1	85.5	1.6
Operating income	13,762	15,348	(1,586)	(10.3)	12.9	14.5	(1.6)
Other income, net	229	46	183	*	0.2	—	0.2
Income from continuing operations before income taxes	13,991	15,394	(1,403)	(9.1)	13.1	14.5	(1.4)
Income tax expense	5,237	5,807	(570)	(9.8)	4.9	5.5	(0.6)
Effective tax rate	37.4%	37.7%
Income from continuing operations	8,754	9,587	(833)	(8.7)	8.2	9.1	(0.9)
Income from discontinued operations, net of tax	—	2,963	(2,963)	*	—	2.8	(2.8)
Net income	$8,754	$12,550	$(3,796)	(30.2)%	8.2%	11.8%	(3.6)%

* Not meaningful.

	September 30,
Capella University Enrollment by Degree(a):	2017	2016	% Change
Doctoral	8,932	9,257	(3.5)%
Master's	17,462	17,761	(1.7)%
Bachelor's	9,752	9,644	1.1%
Other	1,077	1,046	3.0%
Total	37,223	37,708	(1.3)%

(a) Enrollment in the table above includes learners who are actively enrolled during the last month of the quarters ended September 30, 2017 and 2016, respectively.

Revenues. The increase in revenues compared to the same period in the prior year was primarily related to higher courses per learner for learners enrolled in licensure track master's and doctoral programs, as well as additional revenues arising from fees for course resources available to Capella University learners. Capella University weighted average tuition price increases of approximately one percent, which were implemented in July 2017, also contributed to the increase in revenues. These increases were partially offset by a larger proportion of master's and bachelor's learners who generate less revenue per learner than our doctoral learners.
Instructional costs and services expenses. Instructional costs and services expenses, and instructional costs and services expenses as a percent of revenue, increased compared to the same period in the prior year primarily as a result of increased bad debt expense due to program and degree mix, as well as higher Job-Ready Skills expenses due to expansion into new locations for Hackbright and DevMountain.
Marketing and promotional expenses. Marketing and promotional expenses, and marketing and promotional expenses as a percent of revenue, increased compared to the same period in the prior year primarily as a result of continued investment to build brand awareness and consideration of Capella University with prospective learners early in their evaluation and decision process of going back to school and engaging with prospective learners as they proceed through their decision to enroll.
Admissions advisory expenses. Admissions advisory expenses, and admissions advisory expenses as a percent of revenue, decreased compared to the same period in the prior year primarily as a result of increased staffing efficiencies in the current year period.
General and administrative expenses. General and administrative expenses, and general and administrative expenses as a percent of revenue, decreased compared to the same period in the prior year primarily as a result of lower incentive compensation expense. This decrease was partially offset by higher stock compensation expense due to timing of expense recognition for individuals who are at or near retirement eligibility.
Other income, net. Other income, net is primarily comprised of interest income earned on cash equivalents and marketable securities, partially offset by charges related to our credit facility and management fees related to our limited partnership investments.

Income tax expense. Our effective tax rate for the three months ended September 30, 2017 decreased compared to the same period in the prior year primarily as a result of an increase in tax exempt interest earned on our investments in municipal securities.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax, for the three months ended September 30, 2016 is comprised of the gain recognized on the sale of Arden University of $4.3 million in the third quarter of 2016, partially offset by the net losses arising from the operation of Arden University through the date of sale. Beginning in the first quarter of 2016 and through the date of sale of the business, the assets and liabilities of Arden University were considered to be held for sale, and the business was presented as discontinued operations within the financial statements and footnotes.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the nine months ended September 30, 2017:

	Nine Months Ended September 30,
	(Unaudited)		$ Change	% Change	% of Revenue
$ in thousands	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Revenues	$328,379	$318,082	$10,297	3.2%	100.0%	100.0%	0.0%
Costs and expenses:
Instructional costs and services	146,402	138,469	7,933	5.7	44.6	43.5	1.1
Marketing and promotional	81,493	76,140	5,353	7.0	24.8	23.9	0.9
Admissions advisory	22,215	22,116	99	0.4	6.8	7.0	(0.2)
General and administrative	31,535	31,410	125	0.4	9.6	9.9	(0.3)
Total costs and expenses	281,645	268,135	13,510	5.0	85.8	84.3	1.5
Operating income	46,734	49,947	(3,213)	(6.4)	14.2	15.7	(1.5)
Other income, net	392	79	313	*	0.1	—	0.1
Income from continuing operations before income taxes	47,126	50,026	(2,900)	(5.8)	14.4	15.7	(1.3)
Income tax expense	16,446	19,089	(2,643)	(13.8)	5.0	6.0	(1.0)
Effective tax rate	34.9%	38.2%
Income from continuing operations	30,680	30,937	(257)	(0.8)	9.3	9.7	(0.4)
Income from discontinued operations, net of tax	95	606	(511)	*	—	0.2	(0.2)
Net income	$30,775	$31,543	$(768)	(2.4)%	9.4%	9.9%	(0.5)%

* Not meaningful.

	September 30,
Capella University Enrollment by Degree(a):	2017	2016	% Change
Doctoral	8,932	9,257	(3.5)%
Master's	17,462	17,761	(1.7)%
Bachelor's	9,752	9,644	1.1%
Other	1,077	1,046	3.0%
Total	37,223	37,708	(1.3)%

(a) Enrollment in the table above includes learners who are actively enrolled during the last month of the quarters ended September 30, 2017 and 2016, respectively. Quarterly average total Capella University enrollment decreased 0.7% for the nine months ended September 30, 2017 and increased 2.6% for the nine months ended September 30, 2016.

Revenues. The increase in revenues compared to the prior year was primarily related to additional revenues arising from fees for course resources available to Capella University learners, as well as incremental Job-Ready Skills revenues generated from the Hackbright and DevMountain businesses, which were acquired during the second quarter of 2016. Capella University weighted average tuition price increases of approximately one percent, which were implemented in July 2017, also contributed to the increase in revenues. These increases were partially offset by a larger proportion of master's and bachelor's learners who generate less revenue per learner than our doctoral learners and a decrease in quarterly average total enrollment of 0.7 percent.
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
Marketing and promotional expenses. Marketing and promotional expenses, and marketing and promotional expenses as a percent of revenue, increased compared to the prior year primarily as a result of investments in marketing campaigns to increase the awareness and consideration of the Capella University brand with prospective learners and articulating Capella's differentiation to employers in an effort to generate new enrollment, as well as operating expenses from Hackbright and DevMountain, which were acquired during the second quarter of 2016.
Admissions advisory expenses. Admissions advisory expenses increased compared to the prior year primarily as a result of operating expenses from Hackbright and DevMountain, which were acquired during the second quarter of 2016. As a percent of revenue, admissions advisory expenses decreased primarily as a result of higher revenues from our Job-Ready Skills segment.
General and administrative expenses. General and administrative expenses increased compared to the same period in the prior year primarily as a result of operating expenses from Hackbright and DevMountain, which were acquired during the second quarter of 2016. As a percent of revenue, general and administrative expenses decreased primarily as a result of lower incentive compensation expense in the current year and acquisition related costs in the prior year.
Other income, net. Other income, net is primarily comprised of interest income earned on cash equivalents and marketable securities, partially offset by charges related to our credit facility and management fees related to our limited partnership investments.

Income tax expense. Our effective tax rate for the nine months ended September 30, 2017 decreased compared to the same period in the prior year primarily as a result of our adoption of ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting in the first quarter of 2017. As a result of this standard, through the third quarter of 2017, we recognized $1.6 million of excess tax benefits related to share-based awards as a reduction to income tax expense.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax, for the nine months ended September 30, 2017 is related to interest on the November 2016 and February 2017 deferred payments from the sale of Arden University. Income from discontinued operations, net of tax, for the nine months ended September 30, 2016 is comprised of the gain recognized on the sale of Arden University of $4.3 million in the third quarter of 2016, partially offset by the net losses arising from the operation of Arden University through the date of sale. Beginning in the first quarter of 2016 and through the date of sale of the business, the assets and liabilities of Arden University were considered to be held for sale, and the business was presented as discontinued operations within the financial statements and footnotes.

Analysis of Results of Operations by Reportable Segment
The following selected financial data illustrates our revenues and operating results by reportable segment for the three and nine months ended September 30, 2017:

	Three Months Ended September 30,				Nine Months Ended September 30,
	(Unaudited)		$ Change	% Change	(Unaudited)		$ Change	% Change
$ in thousands	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Revenues
Post-Secondary	$104,373	$103,488	$885	0.9%	$320,828	$314,704	$6,124	1.9%
Job-Ready Skills	2,634	2,421	213	8.8	7,551	3,378	4,173	123.5
Consolidated revenues	107,007	105,909	1,098	1.0	$328,379	$318,082	$10,297	3.2%
Operating income (loss)
Post-Secondary	$16,183	$16,970	$(787)	(4.6)%	$54,188	$56,254	$(2,066)	(3.7)%
Job-Ready Skills	(2,421)	(1,622)	(799)	49.3	(7,454)	(6,307)	(1,147)	18.2
Consolidated operating income	13,762	15,348	(1,586)	(10.3)	46,734	49,947	(3,213)	(6.4)
Other income, net	229	46	183	*	392	79	313	*
Income from continuing operations before income taxes	$13,991	$15,394	$(1,403)	(9.1)%	$47,126	$50,026	$(2,900)	(5.8)%

* Not meaningful.

Post-Secondary. Post-Secondary segment revenues increased $0.9 million and $6.1 million, or 0.9 percent and 1.9 percent, respectively during the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016. The increase in revenues was primarily attributable to additional revenues arising from fees for course resources available to learners, as well as higher courses per learner for learners enrolled in licensure track master's and doctoral programs. Capella University weighted average tuition price increases of approximately one percent, which were implemented in July 2017, as well as continued growth in both our master's and bachelor's level FlexPath programs, contributed to increases in Post-Secondary segment revenues. The overall increase in Post-Secondary revenues was partially offset by decreases in Capella University end of period total enrollment of 1.3 percent and quarterly average total enrollment of 0.7 percent, as well as a larger proportion of master's and bachelor's learners enrolled in our post-secondary, degree granting programs at Capella University who generate less revenue per learner than our doctoral learners.

Operating income for the Post-Secondary segment decreased by $0.8 million and $2.1 million, or 4.6 percent and 3.7 percent, for the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016. The decrease in segment operating income was primarily attributable to an overall increase in Capella University operating expenses mostly as a result of increases in marketing and promotional costs arising from investments in new marketing campaigns to increase the awareness and consideration of the Capella University brand with prospective learners and articulating Capella's differentiation to employers in an effort to generate new enrollment.

Job-Ready Skills. Job-Ready Skills segment revenues increased $0.2 million and $4.2 million during the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016, respectively. The increase in revenues during the three and nine months ended September 30, 2017 is primarily attributable to the timing of the acquisitions of Hackbright and DevMountain during the second quarter of 2016 as well as our efforts to build scalable business models to position this segment for sustainable growth.

For the three and nine months ended September 30, 2017, the operating loss for the Job-Ready Skills segment increased by $0.8 million and $1.1 million compared to the three and nine months ended September 30, 2016. For the three and nine month periods, the increase in the operating loss is primarily the result of our continued investments in the Job-Ready Skills businesses as we work to develop scalable business models for the Job-Ready Skills segment. The timing of the acquisitions of Hackbright and DevMountain during the second quarter of 2016 also contributed to the increase in the operating loss for the nine month periods, while transaction related costs of $1.4 million incurred during the second quarter of 2016 in connection with these acquisitions partially offset the increase in the operating loss for the nine month periods.

Liquidity and Capital Resources

Liquidity
We financed our operating activities and capital expenditures during the nine months ended September 30, 2017 and 2016 primarily through cash provided by operating activities. Our cash and cash equivalents were $112.2 million and $93.6 million at September 30, 2017 and December 31, 2016, respectively. Our cash and cash equivalents increased primarily due to cash provided by operating activities and maturities of marketable securities, partially offset by cash used in investing activities for purchases of marketable securities and capital expenditures as well as cash used in financing activities for the payment of dividends.

On December 18, 2015, the Company entered into a secured revolving credit facility (the Facility) with Bank of America, N.A., and certain other lenders. The Facility provides the Company with a committed $100.0 million of borrowing capacity with an increase option of an additional $50.0 million. The Company's obligations under the Facility are guaranteed by all existing material domestic subsidiaries and secured by substantially all assets of the Company and such subsidiaries. The Facility expires on December 18, 2020. As of September 30, 2017 and December 31, 2016, there were no borrowings under the credit facility, and the Company was in compliance with all debt covenants.

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

Operating Activities
Net cash provided by operating activities from continuing operations was $56.3 million and $76.8 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease was primarily due to changes in operating assets and liabilities, including a decrease in deferred rent and accounts payable and accrued liabilities, partially offset by increases in deferred income taxes and prepaid expenses and other current assets.

Investing Activities
Net cash used in investing activities from continuing operations was $25.5 million and $46.5 million for the nine months ended September 30, 2017 and 2016, respectively. In the current year, net cash used in investing activities consisted of purchases of marketable securities, capital expenditures related to investments in property and equipment, and investments in partnerships, partially offset by maturities of marketable securities. Net purchases and maturities of marketable securities resulted in cash outflows of $6.9 million and cash inflows of $3.8 million during the nine months ended September 30, 2017 and 2016, respectively.

We believe the credit quality and liquidity of our investment portfolio as of September 30, 2017 is strong. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply/demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity. But even with this approach, we may incur investment losses as a result of unusual and unpredictable market developments, and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

During the nine months ended September 30, 2016, the Company acquired Hackbright and DevMountain for a combined $32.1 million, net of cash acquired.

Investments in limited partnerships were $0.9 million and $3.6 million during the nine months ended September 30, 2017 and 2016, respectively. The Company has committed to contribute an additional $4.6 million to its limited partnership investments through September 2027, which is expected to be funded from cash provided by operations and the timing of which is uncertain.

Capital expenditures were $17.8 million and $14.7 million for the nine months ended September 30, 2017 and 2016, respectively, which primarily consisted of investments in foundational infrastructure, the development and refinement of courses, and marketing infrastructure to enhance efficiencies and analytics capabilities.

We lease all of our facilities. We expect to make future payments on existing leases from cash generated from operations.

Financing Activities
Net cash used in financing activities from continuing operations was $15.5 million and $33.6 million for the nine months ended September 30, 2017 and 2016, respectively. Cash payments of dividends were $14.3 million and $13.8 million for the nine months ended September 30, 2017 and 2016, respectively. During the first nine months of 2017, we used cash to repurchase $2.5 million of common stock under our share repurchase program compared to $22.5 million in the first nine months of 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk
The Company has no derivative financial instruments or derivative commodity instruments, and believes the risk related to cash equivalents and marketable securities is limited due to the adherence to our investment policy, which focuses on capital preservation and liquidity. In addition, all investments must have a minimum Standard & Poor’s rating of A minus (or equivalent) by at least one agency at the purchase date. All of the Company's cash equivalents and marketable securities were rated A minus or higher as of September 30, 2017 and December 31, 2016, by at least one rating agency. In addition, the Company utilizes money managers who conduct initial and ongoing credit analysis on our investment portfolio to monitor and minimize the potential impact of market risk associated with its cash, cash equivalents and marketable securities. Despite the investment risk mitigation strategies the Company employs, we may incur investment losses as a result of unusual and unpredictable market developments and may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. Unusual and unpredictable market developments may also create liquidity challenges for certain assets in the Company's investment portfolio.

Interest Rate Risk
The Company manages interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates, which are tied to various market indices. The Company's future investment income may fall short of expectations due to changes in interest rates or it may suffer losses in principal if it is forced to sell securities that have declined in market value due to changes in interest rates. At September 30, 2017, a 10% increase or decrease in interest rates would not have a material impact on the Company's future earnings, fair values, or cash flows.

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

Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of September 30, 2017, in ensuring that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

With the exception of the following additional risk factors, there have been no material changes to the risk factors disclosed in the “Risk Factors” section as updated in the Company's Form 10-K for the year ended December 31, 2016.

There can be no assurance that the proposed merger with Strayer will be consummated. The announcement and pendency of the merger, or the failure of the merger to be consummated, could have an adverse effect on our stock price, business, financial condition, results of operations or prospects.

On October 29, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Strayer Education, Inc. (“Strayer”) and Sarg Sub Inc. (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company with the Company surviving as a wholly-owned subsidiary of Strayer (the “Merger”). Consummation of the Merger is subject to approval by the stockholders of the Company and Strayer, receipt of certain regulatory approvals and other conditions specified in the Merger Agreement. As a result, there can be no assurance that the Merger will be consummated in a timely manner or at all.

Further, the announcement and pendency of the Merger could disrupt our businesses, in any of the following ways, among others:

•	our employees may experience uncertainty about their future roles with the combined company, which might adversely affect our ability to retain and hire key managers and other employees;

•	the attention of our management may be directed toward the completion of the Merger and transaction-related considerations and may be diverted from our day-to-day business operations; and

•	vendors, suppliers or others may seek to modify or terminate their business relationships with us.

We may face additional challenges in competing for new business and retaining or renewing business. These disruptions could be exacerbated by a delay in the completion of the Merger or termination of the Merger Agreement. Additionally, if the Merger is not consummated, we will have incurred significant costs and diverted the time and attention of management. A failure to consummate the Merger may also result in negative publicity, litigation against the Company or its directors and officers, and a negative impression of the Company in the financial markets. The occurrence of any of these events individually or in combination could have a material adverse effect on our financial condition, results of operations and stock price.

We may be unable to fully realize the expected benefits from the Merger.

We expect to achieve substantial operating and capital synergies and cost savings as a result of the Merger. If we are unable to successfully integrate the businesses, or integrate them in a timely fashion, we may face material adverse effects including, but not limited to (i) diversion of the attention of management and key personnel and potential disruption of our ongoing businesses, (ii) the loss of employees and learners, (iii) declines in our results of operations and financial condition and (iv) a decline in the market price of our common stock.

Even if we successfully integrate the businesses, there can be no assurance that the Merger will result in the realization of the full benefit of the anticipated synergies and cost savings or that these benefits will be realized within the expected time frames.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities and must generally operate our business in the ordinary course consistent with past practice (subject to certain exceptions). These restrictions could prevent us from pursuing attractive business opportunities that arise prior to the completion of the Merger and are generally outside the ordinary course of business, and otherwise have a material adverse effect on our future results of operations or financial condition.

A delay in completing the Merger may reduce or eliminate the expected benefits from the Merger.

The Merger is subject to a number of conditions, some of which are beyond our control, which could prevent, delay or otherwise materially adversely affect its completion. We cannot predict whether and when the conditions will be satisfied. The requirement to obtain certain regulatory approvals could delay the completion of the Merger for a significant period of time or prevent it from occurring. A delay in completing the Merger could cause the combined company to not realize some or all of the synergies and other benefits it expects to achieve if the Merger is successfully completed within its expected time frame. Because the Merger Agreement contains certain restrictions on the conduct of our business, if the Merger is delayed, these restrictions could adversely affect our ability to execute business strategies or pursue attractive business opportunities. In addition, a delay could cause management to focus on completion of the Merger instead of on other opportunities that could be beneficial to the company.

Termination of the Merger Agreement could negatively impact us.

If the Merger Agreement is terminated, our business may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of our management on the Merger. In addition, if the Merger Agreement is terminated, the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the Merger will be completed. If the Merger Agreement is terminated and our Board seeks another merger or business combination, shareholders cannot be certain that we will be able to find a party willing to offer equivalent or more attractive consideration than the consideration offered under the Merger Agreement.

Upon termination of the Merger Agreement under certain specified circumstances, we will be required to pay Strayer a termination fee of $25.0 million. We will also be required to pay Strayer the termination fee in the event we sign or consummate a Competing Proposal (as defined in the Merger Agreement) within twelve months following the termination of the Merger Agreement under certain circumstances.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended September 30, 2017, the Company repurchased $2.5 million common stock under its share repurchase program. Its remaining authorization for common stock repurchases was $27.9 million at September 30, 2017. The Company announced its current share repurchase program in July 2008. As of September 30, 2017, the Company's Board of Directors has authorized repurchases up to an aggregate amount of $335.7 million in value of common stock under the current program. The Board of Directors authorizes the Company to repurchase outstanding shares of common stock, from time to time, depending on market conditions and other considerations. There is no expiration date on the repurchase authorizations, and repurchases occur at the Company's discretion.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
7/1/2017 to 7/31/2017	2,499	$69.87	2,499	$30,256,513
8/1/2017 to 8/31/2017	19,159	67.49	19,159	28,963,387
9/1/2017 to 9/30/2017	15,261	67.43	15,261	27,934,391
Total	36,919	67.63	36,919	27,934,391

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits
(a) Exhibits

Number	Description	Method of Filing

3.1	Amended and Restated Articles of Incorporation.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 20, 2006.

3.2	Second Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on December 10, 2008.

4.1	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 20, 2006.

31.1	Certification of Chief Executive Officer pursuant toSection 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

31.2	Certification of Chief Financial Officer pursuant toSection 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.1	Certification of Chief Executive Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant toSection 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

32.2	Certification of Chief Financial Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant toSection 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

EX-101.INS	XBRL Instance Document(1)	Filed electronically.

EX-101.SCH	XBRL Taxonomy Extension Schema Document(1)	Filed electronically.

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)	Filed electronically.

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)	Filed electronically.

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)	Filed electronically.

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)	Filed electronically.

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
October 30, 2017
J. Kevin Gilligan Chief Executive Officer
(Principal Executive Officer)

/s/ Steven L. Polacek
October 30, 2017
Steven L. Polacek Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)