Form 10-K
period 2017-12-31
CAPELLA EDUCATION CO
filed 2018-03-01
CIK 1104349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year-ended December 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $982.6 million.
The total number of shares of common stock outstanding as of February 23, 2018, was 11,652,444.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III will be included in a definitive proxy statement for the registrant’s annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, in either case filed with the Commission within 120 days after December 31, 2017, and is incorporated by reference herein.

CAPELLA EDUCATION COMPANY
FORM 10-K

PART I
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
Statements contained in this Annual Report on Form 10-K that are not statements of historical fact should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). In addition, certain statements in our future filings with the Securities and Exchange Commission (the “SEC”), in press releases, and in oral and written statements made by us or with our approval that are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to, statements regarding: proposed new programs; the proposed merger; regulatory developments; future changes in government policy; projections, predictions, expectations, estimates or forecasts as to our business, financial and operational results and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predict,” “potential,” “continue,” “expect,” “anticipate,” “future,” “intend,” “plan,” “believe,” “estimate,” “seek,” “target,” “goal,” “objective,” and similar expressions, as well as statements in future tense, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.
Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Item 1A—Risk Factors,” below. The performance of our business and our securities may be adversely affected by these factors and by other factors common to other businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risk factors. Therefore, you should consider these risk factors with caution and form your own critical and independent conclusions about the likely effect of these risk factors on our future performance. Such forward-looking statements speak only as of the date on which the statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review the disclosures and the risk factors described in this and other documents we file from time to time with the SEC, including our reports on Forms 10-Q and 8-K to be filed in fiscal 2018.

Item 1.	Business

Overview
Capella Education Company (Capella or the Company) is an education services company that provides the most direct path between learning and employment through our online postsecondary education offerings and through programs to develop job-ready skills for high-demand markets. As of December 31, 2017, our wholly owned subsidiaries included the following:

Post-Secondary Segment

•
Capella University (the University) offers a variety of doctoral, master’s and bachelor’s programs, primarily for working adults, in the following markets: public service leadership; nursing and health sciences; psychology; business and technology; counseling and human services; and education. We focus on master's and doctoral degrees, with 71% of our learners enrolled in a master’s or doctoral degree program. Our academic offerings are built with competency-based curricula and designed to demonstrate competencies through real-world, authentic assessments delivered in an online format that is both convenient and flexible. We design our offerings to help working adult learners develop specific competencies they can employ in their workplace. We actively support and engage with our learners throughout their programs to enhance their prospects for successful program completion. We believe the relevance of our programs, combined with a focus on working adult professionals and offering the most direct path to learners' professional and academic goals, sets Capella University apart in the education space. At December 31, 2017, we offered over 2,050 online courses and 54 academic programs with 155 specializations to nearly 38,000 learners.

•
Sophia Learning, LLC (Sophia) is an innovative learning company which leverages technology to support self-paced learning, including courses eligible for transfer into credit at over 2,000 colleges and universities.

Job-Ready Skills Segment

•
Capella Learning Solutions, LLC (CLS) provides online, non-degree training solutions and services to individuals and corporate partners focused on the delivery of job-ready skills in high-demand employment areas, primarily through RightSkill. RightSkill provides job seekers with unique learning experiences that prepare them for in-demand careers while partnering with employers who are looking for verified, job-ready candidates.

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

•
DevMountain, LLC (DevMountain) is a leading software development school with a mission to be the most impactful coding school in the country by offering affordable, high-quality, leading-edge software coding education. DevMountain primarily offers Web Development, iOS Development, and UX Design programs in a 12- week immersive experience. Learners engage in DevMountain courses in-person, at DevMountain’s classrooms in Provo and Salt Lake City, Utah, Dallas, Texas, and Phoenix, Arizona. In 2017, DevMountain introduced its first online program in Web Development.

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

On October 29, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Strayer Education, Inc. (“Strayer”) to combine in an all-stock merger of equals transaction, creating a national leader in education innovation. Strayer will be the remaining corporate entity, to be renamed Strategic Education, Inc. upon the closing of the Merger, which is expected to close in the third quarter of 2018. Strayer University and Capella University will continue to operate as independent and separately accredited institutions.

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

In our Job-Ready Skills segment, CLS began to expand its offerings to include non-degree, high-demand, job-ready training solutions and services to individuals and corporate partners in late 2015. In April 2016, the Company acquired Hackbright Academy, Inc., a software engineering school for women headquartered in San Francisco, and in May 2016, the Company acquired DevMountain, LLC, a coding school based in Provo, Utah. In August 2016, the Company completed the divestiture of Arden University. Refer to Footnote 4 - Discontinued Operations, and Footnote 15 - Acquisitions, for additional information pertaining to the divestiture of Arden University and the acquisitions of Hackbright and DevMountain. In December 2016, we launched a name for our traditional credit hour learning format - GuidedPath. Naming our original online format articulates Capella University’s differentiation, highlights differences between our credit hour and FlexPath offerings, and reduces complexity within prospects’ and learners’ experience, which will help us continue to grow both our GuidedPath and FlexPath programs.

On October 29, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Strayer Education, Inc. (“Strayer”) and Sarg Sub Inc. (“Merger Sub”). Strayer is the holding company of Strayer University, which is an institute of higher learning which offers undergraduate and graduate degree programs in business administration, accounting, information technology, health care and nursing, and public administration. Pursuant to the terms of the Merger Agreement, which has been unanimously approved by the boards of directors of both companies, Merger Sub will merge with and into the Company with the Company surviving as a wholly-owned subsidiary of Strayer (the “Merger”). At the effective time of the Merger, each share of the Company’s stock will be exchanged for 0.875 shares of Strayer common stock. On November 9, 2017, each of the Company and Strayer filed a Pre-Merger Notification and Report Form pursuant to the Hart-Scott-Rodino Act with the Antitrust Division of the Department of Justice and the Federal Trade Commission, and on November 22, 2017, the Federal Trade Commission granted early termination, effective immediately, of the applicable waiting period under the Hart-Scott-Rodino Act. On January 19, 2018, the Merger agreement was approved by the stockholders of the Company and

Strayer. The proposed Merger remains subject to the satisfaction of customary closing conditions, including approvals by State regulators, and relevant accreditation bodies. By letter dated February 26, 2018, the Department of Education issued the results of its preacquisition review of the proposed change in ownership of the Company. That letter confirms that, subject to submission of additional documents following the closing, Capella University will have uninterrupted participation in the Title IV Programs while the Department of Education completes its review of the relevant documentation. The Company continues to expect that the Merger will close in the third quarter of 2018. Following the completion of the Merger, Strategic Education, Inc. will be the corporate entity under which both Capella University and Strayer University will continue to operate as independent and separately accredited institutions. The Merger Agreement provides for certain termination rights for both the Company and Strayer. In the event that the Company terminates the Merger Agreement under certain specified circumstances, the Company would be required to pay Strayer a termination fee in the amount of $25.0 million, and in the event that Strayer terminates the Merger Agreement under certain specified circumstances, Strayer would be required to pay the Company a termination fee in the amount of $25.0 million.

A detailed description of the Merger and the Merger Agreement can be found in the joint proxy statement/prospectus filed with the SEC by the Company on December 8, 2017.

Segments
The primary driver of our performance today remains Capella University within the Post-Secondary segment. We expanded our Job-Ready Skills offerings in 2016 with the acquisitions of Hackbright and DevMountain and the introduction of our RightSkill partnership with CareerBuilder. The Job-Ready Skills segment is currently a relatively small portion of our overall portfolio. Our goal is to develop a leadership position in equipping the 21st century workforce with job-ready skills that employers of today are expecting from their employees.

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

Refer to Footnote 19 - Segment Reporting - within the footnotes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for revenue and operating income (loss) information by reportable segment for each of the years ended December 31, 2017, 2016, and 2015.

Given the Company’s relatively recent entry into the Job-Ready Skills market, the extended business discussion which follows focuses primarily upon the Post-Secondary education market.

Market
The U.S. market for postsecondary education is large and highly fragmented. According to the National Center for Education Statistics (NCES) Digest of Education Statistics, released in December 2016, the total number of postsecondary learners enrolled as of the fall of 2015 was 20.0 million, reflecting a 5 percent decrease from record enrollment in the fall of 2010. Postsecondary enrollment between 2016 and 2026 is expected to grow by an estimated 12 percent. We believe the forecasted growth in postsecondary enrollment is a result of many factors including the significant and measurable personal income premium that is attributable to postsecondary education, and an increase in demand by employers for professional and highly skilled workers.

According to the U.S. Census Bureau’s 2015 American Community Survey five-year estimates, 62.2% of adults (persons 25 years of age or older) do not possess a postsecondary degree. Of the 20.0 million postsecondary learners enrolled as of the fall of 2015, the NCES estimated that 8.1 million were adults, representing approximately 41% of total enrollment. We expect adults will continue to represent a large segment of the postsecondary education market as they seek additional education to secure better jobs, or to remain competitive or advance in their current or prospective careers.

In 2017, Eduventures, Inc., an education consulting and research firm, published a report projecting moderate growth in online enrollment over the next few years with accelerated growth starting in 2020. Growth is driven by increased adult participation in higher education and the overall economy.

We believe the addressable market for job-ready skills is significant, since millions of people employed in the U.S. will need upskilling at some time in the future to keep up with our 21st-century economy. For example, the U.S. Bureau of Labor Statistics estimates that 1.2 million positions in computing will exist by the year 2022.

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

Commitment to Academic Quality and Compliance. We are committed to providing our learners with a rewarding and challenging academic experience. Our commitment to academic quality is a tenet of our culture, and we believe that quality is an important consideration to learners who choose Capella University. Having originated as an institution exclusively focused on graduate education, we have historically promoted an educational experience based on high academic standards. We have continued to apply this approach as we have expanded both our graduate and undergraduate programs. Today, we believe that our commitment to academic quality is reflected in our curricula and assessment model, faculty, learner support services and academic oversight processes. The impact of this commitment is evidenced by the satisfaction of our learners both during their educational experience and their career success following graduation. Results from national surveys, such as the Priorities Survey for Online Learners, show that Capella University learners have higher levels of overall learner satisfaction relative to learners in online programs at other institutions.

Consistent with our approach to academic quality, Capella University is committed to complying with all applicable local, state and federal requirements. The Company continually monitors Department of Education guidance, invests in regular staff training and, performs periodic reviews of policies and procedures to maintain compliance with federal regulations. In addition, the Company's Risk Advisory and Assurance team performs regular process testing, and a cross-organizational Compliance Committee chaired by our General Counsel promotes an organizational culture committed to integrity, ethical conduct and compliance. Capella’s commitment to regulatory compliance is evident through the results of our internal compliance testing as well as our annual Federal Student Aid compliance audit performed by an independent external auditor.

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

•
Faculty scholar-practitioners who are experienced leaders in their field, have a deep understanding of foundational theory, and the ability to transform such theory into practice to meet the needs of the profession; and

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

Focus on Innovation. The education market is undergoing significant changes to address national challenges including the affordability of higher education and meeting the skill requirements of employers. Capella's focus on regulatory compliance, our reputation as a quality institution, extensive information technology infrastructure and analytics capabilities, and a culture of helping our learners to succeed has uniquely positioned Capella for innovation. The introduction of our numerous FlexPath offerings demonstrates our ability and desire to innovate. Our goal is to continue to invest in developing new academic and business models and processes to drive excellence in executing our strategies to drive long-term sustainable growth and meet today’s educational challenges.

Our Operating Strategy
Our operating strategy is based on helping our learners succeed, which we believe will drive our financial results. To that end, we are pursuing the following operating strategies:

•	Focusing on learner success, including improving retention rates while maintaining high standards of academic quality and rigor;

•	Maintaining and improving upon our ability to offer affordable degrees, where learners receive a high return on their investment;

•	Expanding and optimizing our relationship-based marketing efforts and increasingly personalizing the prospective learner experience;

•	Further strengthening and expanding our product offering and the alignment of our offering with employer needs; and

•	Driving consumer adoption of new growth platforms such as FlexPath, RightSkill and our other Job-Ready Skills program offerings.

We are focused on the following operational priorities to deliver these strategies:

Competency-Based Curriculum and Authentic Assessment. Across our portfolio, we continue to refine and implement best practices for teaching and learning models and focus on learner success to improve completion rates and align the curriculum to employers' needs to drive career success. Our goal is to further strengthen our position as a recognized leader in high quality learning.

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

We believe our superior online experience and competency-based curriculum differentiates Capella University and provides the most direct path to goal achievement and professional credibility, enhancing learner satisfaction. We believe this approach will contribute to higher levels of engagement, persistence, brand advocacy and referrals. Additionally, we are building a long-term roadmap to maintain our ability to offer affordable degrees that lead to a compelling return on the learner’s investment and will ensure the Capella University brand remains competitively positioned. The effectiveness of our learner success initiatives is evidenced by the fact that, according to a 2016 Gallup research study, Capella University alumni are more likely to agree or strongly agree that Capella University was the perfect school for people like them at every degree level compared to the national benchmark. Effectiveness of learner success is further evidenced by the fact that Capella University has experienced improvements in early cohort persistence of 21 percent over a period of approximately five years. Early cohort persistence measures the four-quarter weighted moving average new cohort persistence rate calculated from a learner's first quarter through the start of their fourth quarter of enrollment.

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

In 2013, Capella University offered its first courses in its Bachelor of Science and Masters programs under the FlexPath model, a direct assessment degree delivery offering. Under the FlexPath model, degree offerings are constructed around the direct assessment of demonstrated competencies and the application of learning. FlexPath is a self-paced model without pre-set deadlines where learners can move quickly through more familiar areas of study and more slowly through areas they are less familiar with as they grasp new concepts and skills.

FlexPath offerings have continued to grow, and as of December 31, 2017, Capella University offered the following FlexPath offerings:

•	Bachelor of Science in Business;

•	Bachelor of Science in Information Technology;

•	Bachelor of Science in Psychology;

•	Registered Nurse to Bachelor of Science in Nursing;

•	Master of Business Administration;

•	Master of Science in Psychology;

•	Master of Education;

•	Master of Health Administration; and

•	Master of Science in Nursing.

All of the specializations within these FlexPath offerings have received approval from the Higher Learning Commission. Additionally, all of the specializations within our FlexPath offerings (other than three specializations) have received approval from the Department of Education to be eligible to receive federal financial aid under Title IV.

The FlexPath direct assessment model provides the Company with the opportunity to expand its served market and drive affordability through an opportunity for lower tuition costs, reduced time to completion, and increased flexibility. The Company's goals are to ensure learners have the right experience and that it is understood what learners need to do in order to be successful. As Capella University continues to learn and gain experience, it will refine the academic model and evolve the business model for FlexPath. At December 31, 2017, approximately 20 percent of Capella University bachelor's and master's learners were enrolled in FlexPath programs.

Employees
As of December 31, 2017, the Company, through its wholly owned subsidiaries, employed 2,954 employees.

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

•
Faculty. We select our faculty based on their academic credentials as well as their teaching and practitioner experience. Our faculty members tend to be practitioners as well as scholars, bringing relevant, practical experience from their professional careers into the courseroom. As of December 31, 2017, approximately 88% of our faculty members have a doctoral degree. We invest in the professional development of our faculty members through required training in online teaching techniques as well as events and discussions designed to foster sharing of best practices and a commitment to academic quality. We also communicate clear expectations regarding the quality of faculty and learner interactions, and monitor achievement of those expectations.

•
Online course design. We employ a comprehensive design framework to ensure that our online courses offer consistent learning experiences, high quality interactions, and the tools required for assessing learning outcomes. We regularly assess data related to course outcomes as well as learner assessments to identify opportunities for course enhancements and upgrades.

•
Learner support. We establish teams comprised of both academic and administrative personnel in areas including advising, academic support, financial aid counseling and administration, library and career counseling services to serve as important points of contact to learners throughout the duration of their studies. Most of our support services are accessible online, allowing users to access these services at a time and in a manner that is convenient for them. We believe that a strong and reliable support network is as important to maintaining learner motivation and commitment as the knowledge and engagement of our faculty.

In addition to these traditional components of academic quality, our teaching approach and the online format of our programs offer several features that enrich the learning experience for our primarily professional adult learners:

Low learner to faculty ratio. Our GuidedPath credit bearing courses average about 16 learners per course, providing each learner the opportunity to interact directly with our faculty and to receive individualized feedback and attention. As a result of this low ratio, our instructors are better enabled to evaluate each learners' competency demonstration and provide rich feedback for improvement, which strengthens the academic quality of our programs.

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

Residency experience. Our residency programs, required for doctoral and certain master’s learners pursuing professional licensure, provide the opportunity to engage in face-to-face interaction with other learners and faculty. This interaction creates a rich learning experience with relevant content to help prepare our learners for particular stages of their academic program. In addition, we offer residency to our psychology and counseling learners as a key component of their required learning experience.

Capella University Curricula
Our program offerings cover six markets: public service leadership; nursing and health sciences; psychology; business and technology; counseling and human services; and education. At December 31, 2017, Capella University offered 54 academic programs with 155 specializations within these markets:

Public Service Leadership
Doctor of Philosophy in Criminal Justice	Master of Public Administration (MPA)
Doctor of Philosophy in Emergency Management	General Public Administration
Doctor of Emergency Management (DEM)	Nonprofit Management and Leadership
Doctor of Public Administration (DPA)	Public Policy and Governance
General Public Administration	Master of Social Work (MSW)
Doctor of Social Work (DSW)	Master of Social Work - Advanced Standing
Master of Science in Criminal Justice	Bachelor of Science (BS) in Criminal Justice
Master of Science in Emergency Management

Nursing and Health Sciences
Doctor of Health Administration (DHA)	Master of Science in Nursing (MSN)
General Health Administration	Care Coordination (FlexPath option available)
Health Care Leadership	Diabetes Nursing
Health Care Quality & Analytics	Nursing Education (FlexPath option available)
Health Policy and Advocacy	Nursing Informatics (FlexPath option available)
Doctor of Public Health (DrPH)	Nursing Leadership and Administration (FlexPath option available)
Doctor of Nursing Practice (DNP)	RN-to-MSN Care Coordination (FlexPath option available)
Master of Health Administration (MHA)	RN-to-MSN Diabetes Nursing
General Health Administration (FlexPath option available)	RN-to-MSN Nursing Education (FlexPath option available)
Health Care Informatics	RN-to-MSN Nursing Informatics (FlexPath option available)
Health Care Leadership	RN-to-MSN Nursing Leadership and Administration (FlexPath option available)
Health Care Operations	Bachelor of Science in Health Care Administration
Master of Public Health (MPH)	Health Information Management
Bachelor of Science (BS) in Public Health	Leadership
Bachelor of Science in Nursing (BSN) (FlexPath option available)

Psychology
Doctor of Philosophy in Psychology	Master of Science in Psychology
Addiction Psychology	Applied Behavior Analysis
Developmental Psychology	Child and Adolescent Development (FlexPath option available)
Educational Psychology	Educational Psychology (FlexPath option available)
General Psychology	Evaluation, Research, and Measurement
Industrial/Organizational Psychology	General Psychology (FlexPath option available)
Doctor of Psychology (PsyD)	Industrial/Organizational Psychology (FlexPath option available)
Clinical Psychology, Bachelor's Entry	Leadership Coaching Psychology
Clinical Psychology, Master's Entry	Sport Psychology (FlexPath option available)
Doctor of Psychology (PsyD) in School Psychology	Bachelor of Science in Psychology
Master of Science in Clinical Psychology	General Psychology (FlexPath option available)
Applied Research
Clinical Counseling
Forensic
Sex Therapy

Business and Technology
Doctor of Business Administration (DBA)	Doctor of Philosophy in Information Technology
Accounting	General Information Technology
Business Intelligence	Information Assurance and Security
Global Operations and Supply Chain Management	Information Technology Education
Human Resource Management	Project Management
Information Technology Management	Master of Science in Human Resources Management
Leadership	General Human Resource Management
Project Management	Master of Science in Analytics
Strategy and Innovation	Master of Science in Information Assurance and Cybersecurity
Doctor of Philosophy in Business Management	Digital Forensics
Accounting	Health Care Security
General Business Management	Network Defense
Human Resource Management	Master of Science in Information Technology
Information Technology Management	Analytics
Leadership	Cybersecurity
Project Management	Enterprise Networks and Cloud Computing
Strategy and Innovation	General Information Technology (FlexPath option available)
Master of Business Administration (MBA)	Project Management
Accounting (FlexPath option available)	Bachelor of Science in Business
Accounting CPA Pathway	Accounting (FlexPath option available)
Business Intelligence (FlexPath option available)	Business Administration (FlexPath option available)
Entrepreneurship (FlexPath option available)	Finance
Finance	Health Care Management (FlexPath option available)
General Business Administration (FlexPath option available)	Human Resource Management (FlexPath option available)
Global Operations and Supply Chain Management (FlexPath option available)	Management and Leadership (FlexPath option available)
Health Care Management (FlexPath option available)	Marketing
Human Resource Management (FlexPath option available)	Project Management (FlexPath option available)
Information Technology Management	Bachelor of Science (BS) in Information Technology
Marketing	General Information Technology (FlexPath option available)
Project Management (FlexPath option available)	Health Information Management
Doctor of Information Technology (DIT)	Information Assurance and Cybersecurity (FlexPath option available)
General Information Technology	Project Management (FlexPath option available)
Information Assurance and Cybersecurity	Software Development
Information Technology Education
Project Management

Counseling and Human Services
Doctor of Human Services (DHS)	Master of Science in Human Services
Advanced Program Evaluation and Data Analytics	Leadership and Organizational Management
Leadership and Organizational Management	Program Evaluation and Data Analytics
Doctor of Philosophy in Human Services	Social and Community Services
Multidisciplinary Human Services	Master of Science in Marriage and Family Counseling
Nonprofit Management and Leadership	General Marriage and Family Counseling
Social and Community Services	Master of Science in Mental Health Counseling
Doctor of Philosophy in Advanced Studies in Human Behavior	General Mental Health Counseling
General Advanced Studies in Human Behavior	Master of Science in School Counseling
Doctor of Philosophy in Counselor Education and Supervision	General School Counseling
General Counselor Education and Supervision	Master of Science in Studies in Human Behavior
Master of Science in Addiction Studies	General Studies in Human Behavior

Education
Doctor of Education (EdD)	Doctor of Philosophy in Education (PhD)
Adult Education	Curriculum and Instruction
Curriculum and Instruction	Instructional Design for Online Learning
Educational Leadership and Management	K-12 Studies in Education
Performance Improvement Leadership	Leadership in Educational Administration
Personalized and Competency-Based Instruction	Leadership for Higher Education
Reading and Literacy	Nursing Education
Teacher Leader in K-12 Studies	Postsecondary and Adult Education
Teacher Leader in Digital Transformation	Professional Studies in Education
Education Specialist (EdS)	Special Education Leadership
Curriculum and Instruction	Master of Science in Education Innovation and Technology
Leadership in Educational Administration	Competency-Based Instruction
Personalized and Competency-Based Instruction	General Educational Technology
Reading and Literacy	Instruction in the 1:1 Environment
Teacher Leader in Digital Transformation	Personalized Learning
Teacher Leader in K-12 Studies	Professional Growth and Development
Master of Science in Higher Education	Master of Education (MEd) in Teaching and Learning (FlexPath option available)
Adult Education
Higher Education Leadership and Administration
Integrative Studies
Master of Science in Education
Curriculum and Instruction
Early Childhood Education
English Language Learning and Teaching
Instructional Design for Online Learning
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

To meet traditional University best practices, GuidedPath learners typically need to access the online courseroom multiple times each week. However, the courses are developed to be taken asynchronously, so learners can attend each course as it fits their weekly schedule. GuidedPath learners are required to respond to questions posed by the instructor, as well as comments made by other learners. This format provides for an interactive experience in which each learner is both encouraged and required to be actively engaged. Faculty are also required to have substantive engagement in each course each week. Additional learning activities may include reading, simulations, team projects and/or research papers. Our online format provides a digital record of learner interactions for the course instructor to assess learners’ levels of engagement and demonstration of required competencies. The course design also includes assessment of course competencies.

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

As of December 31, 2017, approximately 88% of our Capella University faculty members have a doctoral degree. None of our employees are a party to any collective bargaining or similar agreement with us. We provide significant training to new faculty members, including an online development program focused on the Capella University way of effective online teaching, our educational philosophy, teaching expectations and our online platform, prior to offering a teaching assignment. In addition, we provide professional development and training for all faculty members on an ongoing basis. To evaluate the performance of our faculty members, we regularly monitor courseroom activity and assess both learner satisfaction with the courseroom experience and learner performance against course outcomes.

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

Marketing
We engage in a range of relationship-based marketing activities to build the Capella brand, differentiate us from other educational providers, increase awareness and consideration with prospective learners, generate inquiries for enrollment, and stimulate referrals from current learners and graduates. These marketing activities may include Internet, television, print, radio, email, social media and direct mail advertising campaigns. Other marketing activities include supportive outreach to current learners, participation in seminars and trade shows, and development of key marketing relationships with corporate, healthcare, armed forces, government, and educational organizations. Online advertising (display, social, mobile, search and through aggregators) currently generates our largest volume of inquiries from prospective learners.

Capella University Enrollment
As of December 31, 2017, Capella University enrollment was 37,517 learners. Of the Capella University learners who responded to our demographic survey, approximately 78% were female and approximately 50% were people of color. Our learner population is geographically distributed primarily throughout the United States.

The following summarizes Capella University learners as of the last day of the quarter ended December 31, 2017:

	Total Enrollment
	Number of Learners	Percent of Total
Doctoral	9,096	24.2%
Master’s	17,437	46.5%
Bachelor’s	9,856	26.3%
Other	1,128	3.0%
Total	37,517	100.0%

Capella University Tuition
Capella University's overall tuition rates vary by discipline, length of program, and degree level.

Learners in our GuidedPath credit hour programs are charged tuition on a per course or per term basis. Per course prices vary by discipline, number of credit hours, and degree level. Per course prices for bachelor's level GuidedPath credit hour programs ranged from approximately $1,000 to $2,400 for the 2017-2018 academic year (the academic year that began in July 2017) and from $1,400 to $1,700 for the 2016-2017 academic year (the academic year that began in July 2016). Per course prices for master's level GuidedPath credit hour programs ranged from approximately $1,500 to $2,800 for the 2017-2018 academic year, and from $1,700 to $2,700 for the 2016-2017 academic year. Per course prices for doctoral level GuidedPath credit hour programs ranged from approximately $2,500 to $4,100 for the 2017-2018 academic year, and from $2,200 to $4,400 for the 2016-2017 academic year.

Learners in select doctoral programs are charged tuition at a fixed quarterly amount, regardless of the number of courses for which the learner registers. Quarterly tuition rates ranged from approximately $4,300 to $4,800 per quarter for the 2017-2018 academic year and from $4,300 to $4,700 per quarter for the 2016-2017 academic year.

Tuition for FlexPath master's and bachelor's programs is priced at a flat, fixed amount for each 12 week subscription period. There is no maximum course load during each subscription period; however, a maximum of two FlexPath courses can be taken at any one time. Tuition for bachelor's level FlexPath programs ranged from $2,300 to $2,700 per 12 week subscription period in the 2017-2018 academic year, and from $2,200 to $2,500 per 12 week subscription period in the 2016-2017 academic year. Tuition for master's level FlexPath programs ranged from $2,100 to $2,500 per 12 week subscription period for the 2017-2018 academic year and was $2,400 per 12 week subscription period for the 2016-2017 academic year.

“Other” in the preceding enrollment table primarily includes learners enrolled in certificate programs. Learners in credit hour certificate programs are charged tuition on a per course basis, which varies by discipline and the number of credit hours. Per course prices for certificate programs ranged from approximately $1,000 to $4,200 for the 2017-2018 academic year and from $1,200 to $4,100 for the 2016-2017 academic year. Tuition for FlexPath certificate programs ranged from $2,100 to $2,500 per 12 week subscription period for the 2017-2018 academic year and $2,400 for the 2016-2017 academic year.

Year over year tuition increases are specific to the program or specialization and depend on market conditions, program differentiation or changes in operating costs that have an impact on price adjustments of individual programs or specializations. Capella University implemented a weighted average tuition increase of approximately 1% for the 2017-2018 academic year. The University’s website, www.capella.edu, provides additional details regarding tuition costs and credits required by individual degree. These program costs will vary by learner based upon the program and specialization selected, the number of courses taken per quarter and the number of transfer credits earned.

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

As of December 31, 2017, approximately 25% of our learners received a discount in connection with these programs.

Throughout the past several years, we expanded and refined our offering of learner success scholarships under a variety of different programs, to promote affordability and encourage learners to remain enrolled. Learners must meet admission requirements, and enroll and apply within certain timeframes to receive the scholarships, which are generally awarded over a period of four to eight consecutive quarters. As of December 31, 2017, approximately 18% of our learners received a Capella University awarded scholarship.

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

Online courseroom. The University is a leader in Competency-Based Education (CBE) and provides the instructional content of each course, along with tools to facilitate course discussions, assessments, and grading and submission of assignments through our online courseroom environment. We operate the Blackboard Learn System augmented by proprietary and third party tools such as our online courseroom platform. Through this platform, Capella University supports more than 2,050 online courses each quarter. Underpinning the University’s CBE learning approach is our proprietary Atlas platform used to develop and maintain the curriculum and courses for our academic programs.

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

Job-Ready Skills
The Job-Ready Skills reportable segment consists of Capella Learning Solutions (CLS), Hackbright, and DevMountain. CLS provides online, non-degree training solutions and services to individuals and corporate partners focused on the delivery of job-ready skills in high-demand employment areas. CLS’ primary offering is RightSkill, in which quality candidates in need of specific job-ready skills undertake self-paced, online learning in one of a variety of disciplines, ranging from restaurant management, to customer service, retail management, technical support, and staff recruiting. Courses are designed to require completion within 7-60 days, depending upon the discipline. While CLS educates and assesses the learners, the partner organization of CLS, CareerBuilder, sources the learners and works to place those who complete the programs with employers.

Hackbright is a San Francisco-based software engineering school for women with a mission to close the gender gap in the high-demand software engineering space. Hackbright’s core offering is an on-site, 12-week immersive software development program known as the Fellowship Program. Learners spend the first half of the program primarily in lecture-based learning combined with labwork, in which learners collaborate in pairs to build their programming knowledge. In the second half of the program, lectures continue, while the labwork gives way to more advanced project-based work, and the program concludes with an intense focus on career planning. Throughout the program, Hackbright supplements the learning experience with field trips to technology companies, exposing learners to various technologies and career possibilities, as well as a series of networking events. Hackbright provides a high level of support and guidance, including assigned mentors who provide the learner with support and technical advice, and an advisor who guides the learner through the program. Hackbright also engages employers through placement agreements, in which Hackbright earns a placement fee in exchange for providing access to and facilitating the transition of alumnae into employment at companies seeking in-demand, qualified female software engineers.

DevMountain is a software development school with locations in Provo and Salt Lake City, Utah; Dallas, Texas; and Phoenix, Arizona. DevMountain’s primary offerings are on-site, 12-week immersive programs in Web Development, iOS Development, and UX Design. The programs include instructor-led sessions, guest lectures, presentations and learning activities in the mornings, followed by afternoon labs and group projects. Throughout the program, and beyond course hours, learners have access to DevMountain’s dedicated student success and employer relations teams as well as instructors and mentors. DevMountain also offers learners housing while they are enrolled in the program, which is included as part of the immersive experience fee. In 2017, DevMountain introduced its first online program in Web Development.

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

We own many registered and unregistered trademarks for use in our business. We have trademark or service mark registrations and pending applications in the U.S. and select foreign jurisdictions, including “CAPELLA,” “CAPELLA EDUCATION COMPANY,” “CAPELLA UNIVERSITY,” “CAPELLA LEARNING SOLUTIONS,” “SOPHIA,” “SOPHIA PATHWAYS,” “THE PATH TO YOUR POTENTIAL,” “iGUIDE,” “HACKBRIGHT ACADEMY,” “DEVMOUNTAIN,” a “FLEXPATH” logo, “RIGHTSKILL,” and certain other distinctive logos, along with various other trademarks and service marks related to our offerings. We also own domain name rights to “www.capellaeducationcompany.com,” “www.capellaeducation.com,” “www.capella.edu,” “www.capellauniversity.edu,” "www.capellaresults.com," "www.flexpath.com," "www.capellalearning.com," "www.capellalearningssolutions.com," "www.hackbrightacademy.com," "www.devmountain.com," and "www.sophia.org," as well as other words and phrases important to our business.

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

REGULATORY ENVIRONMENT
The Post-Secondary education market is highly regulated. Learners attending Capella University finance their education through a combination of individual resources, corporate reimbursement programs and federal financial aid programs. Capella University participates in the federal student financial aid programs authorized under Title IV. For the year-ended December 31, 2017, 75.53% of Capella University revenues (calculated on a cash basis) were derived from Title IV programs. In connection with a learner’s receipt of federal financial aid, we are subject to extensive regulation by the Department of Education, state education agencies and our accrediting agency, the Higher Learning Commission. In particular, the Title IV programs, and the regulations issued thereunder by the Department of Education, subject us to significant regulatory scrutiny in the form of numerous standards that we must satisfy to participate in the federal student financial aid programs. To participate in Title IV programs, an institution must be:

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

Accreditation
Capella University has been institutionally accredited since 1997 by the Higher Learning Commission, a regional accrediting agency recognized by the Secretary of the Department of Education. In January 2015, Capella University’s accreditation with the Higher Learning Commission was reaffirmed. The reaffirmation enables Capella University to continue to participate in Title IV programs. The next reaffirmation of accreditation is scheduled to take place in 2022-2023. Accreditation is a non-governmental system for recognizing educational institutions and their programs for learner performance, governance, integrity, educational quality, faculty, physical resources, administrative capability and resources, and financial stability. In the United States, this recognition comes primarily through private voluntary associations that accredit institutions and programs of higher education. To be recognized by the Secretary of the Department of Education, accrediting agencies must adopt specific standards for their review of educational institutions. These associations, or accrediting agencies, establish criteria for accreditation, conduct peer-review evaluations of institutions and professional programs for accreditation and publicly designate those institutions that meet their criteria. Accredited institutions are subject to periodic review by accrediting agencies to determine whether such institutions maintain the performance, integrity and quality required for accreditation.

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

Accreditation by the Higher Learning Commission is very important to us as well as our learners. Colleges and universities depend, in part, on accreditation in evaluating transfers of credit and applications to graduate institutions. Employers rely on the accredited status of institutions when evaluating a candidate’s credentials, and corporate and government sponsors under tuition reimbursement programs look to accreditation for assurance that an institution maintains quality educational standards. Moreover, institutional accreditation by an accrediting agency recognized by the Secretary of the Department of Education is necessary for eligibility to participate in Title IV programs.

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

On October 13, 2016, Capella University received a request for information from MOHE related to its doctoral programs and complaints filed by doctoral students. According to the request, MOHE is completing program reviews of all online doctoral programs for institutions registered in Minnesota in an effort to better understand the context, background, and issues related to doctoral student complaints. The Company provided data and information in response to MOHE’s request. On July 28, 2017, the Company received correspondence from MOHE confirming the Company's responses fulfilled the original request and asking for certain clarifying and supplemental information. The Company provided clarifying and supplemental information in response.

State Authorization Reciprocity Agreement (SARA). Capella University is an approved institutional participant in the National Council for State Authorization Reciprocity Agreements (NC-SARA). As an approved SARA participant, Capella University complies with established standards for offering postsecondary distance education courses and programs among SARA member states, districts, and territories. SARA is intended to make it easier for students to take online courses offered by postsecondary institutions based in another state

MOHE is the designated “portal agency” that oversees institutions headquartered in Minnesota that participate in SARA. As the portal agency, MOHE’s responsibilities include coordinating SARA matters for Minnesota and acting as the principal point of contact for resolution of student complaints.

Capella University is authorized to operate in all SARA member states, and is registered or otherwise not subject to approval in all states not currently participating in SARA.

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

Other State Regulatory Authorizations. Beginning July 1, 2017, California required registration with the Bureau for Private Postsecondary Education (“BPPE”), and Capella has filed its BPPE registration application. Capella University has obtained state-specific regulatory approval to operate in all other states that require such authorization. Hackbright Academy is licensed to operate in the State of California by the Bureau for Private Postsecondary Education (BPPE). DevMountain is registered as a Post-Secondary Proprietary School with the Utah Department of Commerce, Division of Consumer Protection, and received a Certificate of Approval from the Texas Workforce Commission, Career Schools and Colleges, and has received a conditional license by the Arizona State Board for Private Postsecondary Education.

State Professional Licensure
States have specific requirements that an individual must satisfy in order to be licensed as a professional in a specified field. Capella University graduates often seek to obtain professional licensure in their chosen fields following graduation because it will enhance employment opportunities or they are legally required to do so for employment purposes. Their success in obtaining licensure depends on several factors, including each individual’s personal and professional qualifications as well as other factors related to the degree or program completed, such as:

•	Whether the institution and the program were approved by the state in which the graduate seeks licensure, or by a professional association;

•	Whether the program from which the learner graduated and the curriculum completed meets all state requirements; and

•	Whether the institution and/or the specific program is accredited.

Professional licensure requirements can vary by state and may change over time. Capella University has a team dedicated to professional licensure that works directly with learners. The licensure team develops and maintains extensive resources to inform learners of unique state licensing requirements prior to enrollment and throughout their program. The University’s catalog and websites also describe the requirements for obtaining professional licensure, paired with specific disclaimers that reiterate learner responsibility for licensure outcomes.

Capella’s licensure team works directly with licensing authorities to try to resolve barriers to licensure for its alumni. The team also assists alumni with exploring alternative options to achieve licensure, including completing additional coursework at Capella or at another institution.

Capella University makes no representation, warranty or guarantee that successful completion of the course of study will result in the learner obtaining the necessary licensure or certification. Compliance with state or professional licensure or certification requirements is the learner’s sole responsibility.

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

Capella University learners receive loans and grants to fund their education primarily under the Federal Direct Loan Program (FDLP) and the Federal Pell Grant (Pell) Title IV programs. In 2017, 75.53% of Capella University revenues (calculated on a cash basis) were derived from tuition financed under Title IV federal financial aid.

•FDLP. Under the FDLP, the Department of Education, rather than a private lender, makes loans to learners. In 2017, approximately 73% of our revenues (calculated on a cash basis) were derived from the FDLP.

•Pell Grants. Under the Pell program, the Department of Education awards grants to bachelor’s learners who demonstrate financial need. In 2017, approximately 3% of our revenues (calculated on a cash basis) were derived from the Pell program.

Certain learners are eligible to receive funds from educational assistance programs administered by the U.S. Department of Veterans Affairs through the Minnesota Department of Veterans Affairs. Some Capella University learners finance all or a portion of their own education or receive full or partial tuition reimbursement from their employers. Finally, eligible learners can also access private loans through a number of different lenders for funding at current market interest rates. For the year-ended December 31, 2017, less than one percent of our learners utilized private loans, and less than one percent of our revenue was derived from private loans.

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

Significant factors relating to Title IV programs that could adversely affect us include the following:

Congressional Action. Congress reauthorizes the Higher Education Act, which governs federal financial assistance for higher education, approximately every five to eight years. Congress most recently reauthorized the Higher Education Act in 2008. It is currently unclear exactly when Congress will reauthorize the Higher Education Act. The most recent reauthorized Higher Education Act continued all of the Title IV programs in which we participate, but made many revisions to the requirements governing the Title IV programs, including provisions relating to the relationships between institutions and lenders that make student loans, student loan default rates, and the formula for revenue that institutions are permitted to derive from the Title IV programs. In addition, further rulemaking by the Department of Education may impose additional requirements on institutions that participate in Title IV programs. Committee leadership of both the U.S. House of Representatives and Senate began reauthorization hearings in the latter half of 2013, and the House Education and the Workforce Committee released their Higher Education Act bill in December 2017. Existing programs and participation requirements are subject to change in this process. Additionally, funding for the student financial assistance programs may be impacted during appropriations and budget actions.

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

The Department of Education evaluates institutions on an annual basis for compliance with specified financial responsibility standards utilizing a complex formula that uses line items from the institution’s audited financial statements. The standards focus on three financial ratios: (1) equity ratio (which measures the institution’s capital resources, financial viability and ability to borrow); (2) primary reserve ratio (which measures the institution’s ability to support current operations from expendable resources); and (3) net income ratio (which measures the institution’s ability to operate at a profit or within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without the need for further federal oversight. We have applied the financial responsibility standards to our Capella University audited financial statements as of and for the years ended December 31, 2016 and 2015, and calculated a composite score of 3.0 for both years, which is the maximum score attainable. We therefore believe that we meet the Department of Education’s financial responsibility standards. We will finalize our composite score as of and for the year-ended December 31, 2017 in early 2018, and expect to meet the composite score requirements. If the Department of Education were to determine that we did not meet the financial responsibility standards due to a failure to meet the composite score or other factors, we could establish financial responsibility on an alternative basis by, among other things:

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

The regulation grants the Department of Education broad discretion to determine whether a school has committed a breach of contract or substantial misrepresentation, to allow group claims, which may include individuals who have not applied to the Department of Education seeking relief, and to determine when to seek recoupment from the school upon loan discharge. In October 2017, the Department of Education announced its plan to delay implementation of these Borrower Defense to Repayment rules until 2019, pending the outcome of the renegotiations taking place on that topic.

Title IV Return of Funds. Under the Department of Education’s return of funds regulations, an institution must first determine the amount of Title IV program funds that a learner “earned.” If the learner withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV program funds that the learner earned is equal to a pro rata portion of the funds for which the learner would otherwise be eligible. If the learner withdraws after the 60% threshold, then the learner has earned 100% of the Title IV program funds. The institution must return to the appropriate Title IV programs, in a specified order, the lesser of (i) the unearned Title IV program funds and (ii) the institutional charges incurred by the learner for the period multiplied by the percentage of unearned Title IV program funds. An institution must return the funds no later than 45 days after the date of the institution’s determination that a learner withdrew. If such payments are not made in a timely fashion, an institution may be subject to adverse action, including being required to submit a letter of credit equal to 25% of the refunds the institution should have made in its most recently completed year. Under Department of Education regulations, late returns of Title IV program funds for 5% or more of learners sampled in the institution’s annual compliance audit constitutes material non-compliance. Regulations require that a company's return of Title IV funds error rate be under 5% for two consecutive annual Federal Student Aid compliance audits.

The “90/10 Rule.” A requirement of the Higher Education Act commonly referred to as the “90/10 Rule,” applies only to “proprietary institutions of higher education,” which includes Capella University. Under the 2008 reauthorization of the Higher

Education Act, effective upon the date of the law’s enactment, an institution is subject to loss of eligibility to participate in the Title IV programs if, on a cash accounting basis, it derives more than 90% of its fiscal year revenue, for two consecutive fiscal years, from Title IV program funds. An institution whose rate exceeds 90% for any single fiscal year will be placed on provisional certification for at least two fiscal years and may be subject to other conditions specified by the Secretary of Education. For the year-ended December 31, 2017, we derived 75.53% of Capella University revenues (calculated on a cash basis) from Title IV program funds.

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

To remain eligible to participate in Title IV programs, an educational institution's student loan cohort default rates must remain below certain specified levels. Under current regulations, an educational institution will lose its eligibility to participate in Title IV programs if its three-year measuring period student loan cohort default rate equals or exceeds 30% for three consecutive cohort years, or 40% for any given year. Capella University's three-year cohort default rates for the 2014, 2013 and 2012 cohorts are 6.9%, 6.5%, and 8.9% respectively. The average cohort default rates for proprietary institutions nationally were 15.5%, 15.0%, and 15.8% in cohort years 2014, 2013 and 2012, respectively. The average cohort default rates for all institutions nationally were 11.5%, 11.3%, and 11.8% in cohort years 2014, 2013 and 2012, respectively.

Higher Learning Commission. The Higher Learning Commission, Capella University’s accrediting body, is continuously developing new standards and approval processes under which it evaluates programs and institutions. Consistent with that approach, the Higher Learning Commission announced policy changes which include giving the Commission more discretion to designate institutions to be in "financial distress” or under "government investigation.” On August 31, 2016, the Commission adopted the policy changes. Receipt of these designations could impact future accreditation status and eligibility for Title IV aid under the Department of Education’s new “financial responsibility” triggers. While the Company believes its strong reputation and compliance record will continue to place it in favorable standing under the new policy, there is sufficient breadth and discretion within the policy such that government investigation, litigation, or financial or other circumstances could result in an impact to our business from the application of the policies. In addition, in November 2017, the Higher Learning Commission announced policy changes to become effective September 1, 2019, mandating certain recruitment, admissions and related institutional practices, as well as guidelines for shared services relationships.

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

In January 2017, we received final DTE ratios from the Department of Education for the first measurement year. The DTE ratios we received showed that none of our programs were determined to fail. This is significant because the rules state that a program would be ineligible for Title IV funds in the next year if it failed in two out of three consecutive years, whereas for a program in the zone, a program would be ineligible for Title IV funds in the next year only if it were in the zone (or failed) in each of four consecutive years. The DTE ratio information we received reflected one of our programs (the Master's of Science in Marriage and Family Counseling/Therapy program) was in the zone. Since January 2017, we have not received any additional DTE ratios from the Department of Education for periods subsequent to the first measurement year. We have taken and continue to take steps to avoid or mitigate potential adverse consequences of the DTE ratio rules. Despite our efforts, it remains possible that one or more of our programs could be determined to be in the zone or fail in future calculations.

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

If a GE program could become ineligible in the subsequent award year based on its DTE metrics, the institution is required to inform students and prospective students that the program could lose Title IV eligibility. The warning must state that the program has not passed standards established by the Department of Education, based on amounts students borrow for enrollment in the program and their reported earnings. The warning must also inform students that if the program does not pass the standards in the future, students who are then enrolled may not be able to use federal student grants or loans to pay for the program. The Final Rule also requires institutions to provide certifications regarding a GE program’s satisfaction of programmatic accreditation and state licensure requirements. The final rule expands the currently required disclosures for GE programs, including the requirement that schools provide these disclosures for each GE program through an updated template provided by the Department of Education.

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

The final rule also includes requirements for the reporting of learner and program data by institutions to the Department of Education and expands the disclosure requirements that have been in effect since July 1, 2011. The rule makes other conforming and technical revisions to the Title IV program participation agreement and related regulations. In 2017, the Department of Education announced its plan to delay the implementation deadline of some aspects of the current Gainful Employment rule, including some disclosure requirements and the appeal deadline for alternate earnings. The Department of Education is currently renegotiating Gainful Employment, with plans to release a new rule in 2018.

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

Eligibility and Certification Procedures. Each institution must apply to the Department of Education for continued certification to participate in Title IV programs at least every six years, or when it undergoes a change of control, and an institution may come under the Department of Education’s review when it expands its activities in certain ways, such as opening an additional location or, in certain cases, when it modifies academic credentials that it offers. Capella University is fully certified through June 30, 2020 to participate in the Title IV programs. Our recertification process is described more fully in the section “Regulatory Environment–Regulation of Federal Student Financial Aid Programs.” Of the Company's subsidiaries, Capella University is the only one eligible to participate in the Title IV program. For details regarding the planned Strayer Education Inc./Capella Education Company Merger, please see the Change in Ownership Resulting in Change of Control section, below.

Acquisitions of Other Institutions. When a company, partnership or any other entity or individual acquires an institution that is eligible to participate in Title IV programs, that institution undergoes a change of ownership resulting in a change of control as defined by the Department of Education. Upon such a change of control, an institution's eligibility to participate in Title IV programs is generally suspended until it has applied for recertification by the Department of Education as an eligible institution under its new ownership, which requires that the institution also re-establish its state authorization and accreditation. The Department of Education may temporarily and provisionally certify an institution seeking approval of a change of ownership under certain circumstances while the Department of Education reviews the institution’s application. The time required for the Department of Education to act on such an application may vary substantially. The Department of Education’s recertification of an institution following a change of control will be on a provisional basis. For details regarding the planned Strayer Education Inc./Capella Education Company Merger, please see the Change in Ownership Resulting in Change of Control section below.

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

On October 29, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Strayer Education, Inc. (“Strayer”) and Sarg Sub Inc. (“Merger Sub”). Consummation of the Merger will constitute a change of control and is subject to receipt of certain regulatory approvals and other conditions specified in the Merger Agreement. In connection with the Merger, Capella University filed an application for pre-acquisition review of change of ownership with the Department of Education on November 28, 2017, and an application for change of control with the Higher Learning Commission on December 1, 2017. On November 22, 2017, the U.S. Federal Trade Commission granted early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In addition, on January 19, 2018, the Company and Strayer announced that shareholders of both companies voted to approve a proposal to effect the merger. The proposed merger remains subject to the satisfaction of customary closing conditions, including approvals by State regulators, and relevant accreditation bodies. By letter dated February 26, 2018, the Department of Education issued the results of its preacquisition review of the proposed change in ownership of the Company. That letter confirms that, subject to submission of additional documents following the closing, Capella University will have uninterrupted participation in the Title IV Programs while the Department of Education completes its review of the relevant documentation. The Company continues to expect that the Merger will close in the third quarter of 2018. Following the completion of the Merger, Strategic Education, Inc. will be the corporate entity under which both Capella University and Strayer University will continue to operate as independent and separately accredited institutions.

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
In 2017, Capella University derived 75.53% of its revenues (calculated on a cash basis) from Title IV programs, administered by the U.S. Department of Education. A significant percentage of our learners rely on the availability of Title IV program funds to cover their cost of attendance at Capella University and related educational expenses.

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
From time to time, the Department of Education engages in rulemaking which can materially affect our business. Additionally, from time to time the Department of Education issues new guidance on, or interpretations of, existing regulations. The Department of Education has promulgated or engaged in rulemaking on substantive matters in the past two years that impact our business, including the following:

•
On October 12, 2016, the Department of Education released final Teacher Preparation regulations to provide transparency around initial teacher preparation programs. This rule requires institutions with initial teacher licensure programs to report outcomes to the state and ties Teacher Education Assistance for College and Higher Education (TEACH) funds to programs shown to be effective via this required reporting. Capella University ended its participation in the TEACH Grant Program effective in October 2016. The published final rules were to be effective July 1, 2017; however, in early 2017, the United States Congress invoked the Congressional Review Act authority to overturn this regulation, which was signed into law by President Trump in March 2017.

•
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
Although this rule was slated to go into effect July 1, 2017, on June 16, 2017, the Department of Education announced an indefinite postponement of the Borrower Defense to Repayment regulation. On the same day, the Department of Education announced its intent to establish rulemaking committees to develop proposed revisions to the existing gainful employment regulation as well as the Borrower Defense to Repayment regulation. The Department of Education conducted public hearings on Gainful Employment and Borrower Defense to Repayment on July 10 and July 12, 2017, in addition to soliciting written comments on both topics. Capella University submitted comments on July 12, 2017. The Borrower Defense to Repayment negotiated rulemaking committee met in November 2017, as well as in January and February 2018, and wrapped up negotiations without reaching consensus, freeing the Department of Education to draft a rule without including input from the committee. The Gainful Employment negotiated rulemaking committee met in December 2017 and February 2018 and will meet again in March 2018. The Department of Education has indicated it intends to release final rules addressing both Borrower Defense to Repayment and Gainful Employment by November 1, 2018, to go into effect July 1, 2019.

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

These regulations may increase our operating costs and in some cases require us to change the manner in which we operate our business. New or amended regulations, guidance or interpretations in the future could further negatively impact our business.

Application and discharge of learner Title IV debt under the new Borrower Defense to Repayment regulation could result in increased litigation and monetary losses, and could trigger Title IV ineligibility or require us to post letters of credit.
In the event the Borrower Defense to Repayment regulation becomes effective in its current form, borrowers will have access to a new application process designed to lead to discharge of loans for eligible borrowers. In the event the Department of Education were to grant relief from repayment to one or more Capella University learners, the Department of Education may seek recoupment of the losses incurred based on the borrower’s defense, which would result in financial losses for Capella University. The availability of this relatively informal avenue to relief, with substantial Department of Education adjudicatory discretion, may lead to an increase in the volume of learners seeking relief, both through the Department of Education as well as through litigation or other agencies. In addition, under the new financial responsibility rules, repayments to the Department of Education under the borrower defense to repayment regulation could render Capella University unable to meet its financial or administrative obligations for Title IV eligibility or require letters of credit, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Failure to comply with U.S. Department of Education rules regarding incentive compensation could result in monetary penalties and sanctions.
An institution participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based in any part, directly or indirectly, on success in enrolling students or obtaining student financial aid. Failure to comply could result in monetary penalties and/or sanctions imposed by the Department of Education, which could result in lower enrollments, revenue, and net operating income. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances, creating uncertainty about what constitutes incentive compensation and which employees are covered by the regulation, rendering development of effective and compliant performance metrics more difficult to establish.

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

Earnings are calculated by the Department of Education using Social Security Administration (SSA) data. Earnings information is then aggregated and made available to institutions. In January 2017, we received final DTE ratios from the Department of Education for the first measurement year. The DTE ratios we received showed that none of our programs were determined to “Fail.” This is significant because the rules state that a program would be ineligible for Title IV funds in the next year if it Failed in two out of three consecutive years, whereas for a program in the Zone, a program would be ineligible for Title IV funds in the next year only if it were in the Zone (or Failed) in each of four consecutive years. The initial DTE ratio information we received reflected one of our programs (the Master's of Science in Marriage and Family Counseling/Therapy program) was in the Zone. Since January 2017, we have not received any additional DTE ratios from the Department of Education for periods subsequent to the first measurement year. We have taken and continue to take steps to avoid or mitigate potential adverse consequences of the DTE ratio rules. Despite our efforts, it remains possible that one or more of our programs could be determined to be in the “Zone” or “Fail” in future calculations.

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

On June 16, 2017, the Department of Education announced its intention to establish a rulemaking committee to examine and revise the Gainful Employment regulation, which it called "overly burdensome and confusing for institutions of higher education." The Department of Education conducted public hearings on Gainful Employment and Borrower Defense to Repayment on July 10 and July 12, 2017, in addition to soliciting written comments on both topics. Capella submitted comments on July 12, 2017. The Gainful Employment negotiated rulemaking committee met in December 2017 and February 2018, and will meet again in March 2018. The Department of Education intends to publish final rules by November 1, 2018, to go into effect July 1, 2019

If Capella University does not maintain its registration in Minnesota, it may not operate or participate in Title IV programs or operate in a number of other states.
An institution that grants degrees, diplomas or certificates must be authorized by the relevant education agency of the state in which it is located. Capella University is deemed to be located in the State of Minnesota and is registered with the Minnesota Office of Higher Education (MOHE). Minnesota registration is also required for our learners to be eligible to receive funding under Title IV programs. Such registration may be lost or withdrawn if Capella University fails to submit renewal applications and other required submissions to the state in a timely manner, or if Capella University fails to comply with material requirements under Minnesota statutes and rules for continued registration. Loss of state registration of Capella University from the Minnesota Office of Higher Education would terminate our ability to provide educational services as well as our eligibility to participate in Title IV programs. Capella University must also remain in good standing with MOHE to obtain and maintain authorization or licensure to operate in states outside of Minnesota. On October 13, 2016, Capella University received a request for information from MOHE related to its doctoral programs and complaints filed by doctoral learners. The Company provided data and information in response to MOHE’s request, along with additional clarifying and supplemental information. According to the original 2016 request, MOHE is completing program reviews of all online doctoral programs for institutions registered in Minnesota in an effort to better understand the context, background, and issues related to doctoral student complaints. Should our registration with MOHE be terminated, our ability to operate in other states would also cease, and it would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In 2017, the Minnesota legislature promulgated revisions to the Act, which clarify MOHE’s authority and processes related to student complaints. Among other revisions, the legislation specifies that if violations of the Act are found, then MOHE may require remedial action by the school or assign a penalty, and that remedial action may include student notifications of violations, adjustments to university policies and procedures and tuition refunds to impacted students. The full impact of the legislation cannot be predicted and will depend upon the manner in which MOHE interprets and applies the process set forth in the statue.

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

As of July 1, 2017, California requires registration with the Bureau for Private Postsecondary Education (“BPPE”), and Capella has filed its BPPE registration application. Capella University has obtained state-specific regulatory approval to operate in all other states that require such authorization. For example, in some states the higher educational agency may require Capella University to be licensed or authorized because we enroll learners who reside in the state. In other cases, licensure or authorization is required because our recruiters meet with prospective learners in the state. In addition to Minnesota, we are licensed or authorized to operate or certified to offer degree programs in all SARA member-states. Capella University is formally licensed or authorized to operate in these states because we have determined that our activities in each state constitute a presence that requires licensure or authorization by these states' higher educational agencies. In some cases, the licensure or authorization is only for specific programs or specific activities. Because Capella University enrolls learners from each of the 50 states, as well as the District of Columbia, and because we may undertake activities in other states that constitute a presence or otherwise subject us to the jurisdiction of the respective state educational agency, we may need to seek licensure or authorization to operate in additional states. Additionally, state regulations in states in which we are not licensed may limit certain of our activities, such as residencies and internships in programs requiring those experiences. If we lose any of our approvals or experience a delay in obtaining or cannot obtain these approvals or evidence such approvals are not necessary, we may be unable to enroll learners in impacted states, and our business could be materially and adversely impacted.

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

Attorneys General in several states have become more active in enforcing consumer protection laws, especially related to recruiting practices and the financing of education at proprietary educational institutions. In addition, several Attorneys General have partnered with the Federal Consumer Financial Protection Bureau and the Federal Trade Commission to review industry practices. Recent litigation initiated by Attorneys General and the Federal Trade Commission against other proprietary educational institutions increases the likelihood of scrutiny of the marketing and advertising practices of educational institutions, and therefore increases risk. If our past or current business practices at Capella University are found to violate applicable consumer protection laws or advertising regulations, we could be subject to monetary fines or penalties and possible limitations on the manner in which we conduct our business, which could materially and adversely affect our business, financial condition, results of operations and cash flows. To the extent that more federal agencies or states commence such investigations or multiple states act in a concerted manner, the cost of responding to these inquiries and investigations could increase significantly and the potential impact on our business would be substantially greater.

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
A requirement of the Higher Education Act, as reauthorized by the Higher Education Opportunity Act, commonly referred to as the “90/10 Rule”, applies only to proprietary institutions of higher education, which includes Capella University. Under this rule, a proprietary institution will be ineligible to participate in Title IV programs if for any two consecutive fiscal years it derives more than 90% of its cash basis revenue, as defined in the rule, from Title IV programs. An institution that derives more than 90% of its revenue from Title IV programs for any single fiscal year will be automatically placed on provisional certification for two fiscal years and will be subject to possible additional sanctions determined to be appropriate under the circumstances by the U.S. Department of Education in the exercise of its broad discretion. While the Department of Education has broad discretion to impose additional sanctions on such an institution, there is only limited precedent available to predict what those sanctions might be, particularly in the current regulatory environment. The Department of Education could specify any additional conditions as a part of the provisional certification and the institution’s continued participation in Title IV programs. These conditions may include, among other things, restrictions on the total amount of Title IV program funds that may be distributed to learners attending the institution; restrictions on programmatic and geographic expansion; requirements to obtain and post letters of credit; additional reporting requirements to include additional interim financial reporting; or any other conditions imposed by the Department of Education. Should an institution be subject to a provisional certification at the time that its current program participation agreement expired, the effect on recertification of the institution or continued eligibility in Title IV programs pending recertification is uncertain. An institution that derives more than 90% of its revenue from Title IV programs for two consecutive fiscal years will be ineligible to participate in Title IV programs for at least two fiscal years. Capella University is required to calculate this percentage at the end of each fiscal year; as of December 31, 2017, our percentage was 75.53% of Capella University revenues. If an institution is determined to be ineligible to participate in Title IV programs due to the 90/10 Rule, any disbursements of Title IV program funds while ineligible must be repaid to the Department of Education.

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
To remain eligible to participate in Title IV programs, educational institutions must maintain student loan cohort default rates below specified levels. The U.S. Department of Education reviews an educational institution’s cohort default rate annually as a measure of administrative capability. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30). For each federal fiscal year, the cohort default rate is calculated for each institution with 30 or more borrowers entering repayment in a given federal fiscal year by determining the rate at which borrowers who become subject to their repayment obligation in that federal fiscal year default by the end of the second following federal fiscal year. The cohort default rates are published by the Department of Education approximately 12 months after the end of the measuring period. Thus, in September 2017, the Department of Education published the three-year cohort default rates for the

2014 cohort, which measured the percentage of students who first entered into repayment during the year-ended September 30, 2014 and defaulted prior to September 30, 2016. Capella University's three-year cohort default rates for the 2014, 2013 and 2012 cohorts are 6.9%, 6.5%, and 8.9%, respectively. If an institution’s three-year cohort default rate exceeds 30% for three consecutive years or 40% for any given year, it will be ineligible to participate in Title IV programs and, as a result, its students would not be eligible for federal student financial aid.

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

In January 2015, Capella University’s accreditation with the HLC was reaffirmed. The reaffirmation enables Capella University to continue to participate in Title IV programs. The next reaffirmation of accreditation will take place in 2022-2023.

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

On August 31, 2016, the HLC announced policy changes which give the Commission more discretion to designate institutions to be in "financial distress” or under "government investigation.” These policy changes are broad and involve discretion, and receipt of one of these designations could impact future accreditation status, eligibility for Title IV aid by triggering the Department of Education’s financial responsibility triggers, or otherwise negatively impact our business.

In November 2017, the HLC announced policy changes to become effective September 1, 2019, mandating certain recruitment, admissions and related institutional practices. Among other requirements, the policy: mandates that recruitment personnel and vendors be qualified and properly trained, and that prospects be allowed sufficient time to review university policies, financial aid and transfer credit implications, as well as the terms of enrollment agreements, before program enrollment; prohibits certain time-sensitive promotions and restrictions against students’ ability to initiate a lawsuit, state or accreditor complaint, or seek discharge of student loans; places conditions upon universities’ use of automatic re-registration processes; and sets forth criteria for proper publication of job placement, salary and other learner outcomes data. In November 2017, the HLC also introduced guidelines for shared services relationships. These policy changes may create administrative burden or otherwise negatively impact our business. Compliance with these policy changes may increase our operating costs and in some cases require us to change the manner in which we operate our business. Further, new or amended accreditor policies, guidance or interpretations in the future could further negatively impact our business.

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
To participate in Title IV programs, an eligible institution must satisfy specific measures of financial responsibility prescribed by the Department of Education, or post a letter of credit in favor of the Department of Education and possibly accept other conditions on its participation in Title IV programs. Any obligation to post a significant letter of credit could increase our costs of regulatory compliance. If Capella University is unable to secure a letter of credit, it would lose its eligibility to participate in Title IV programs. In addition to the obligation to post a letter of credit, an institution that is determined by the Department of Education not to be financially responsible can be transferred from the “advance” system of payment of Title IV funds to cash monitoring status or to the “reimbursement” system of payment. On November 1, 2016 the Department of Education substantially revised the existing financial responsibility requirements to expand their authority to collect Letters of Credit, which would amount to at least 10% of the previous year’s Title IV allotment, in addition to situations which would require recalculation of the composite score more frequently than annually, although the Department of Education subsequently postponed implementation of the revised rule. In particular, certain audits and investigations by state, federal or other oversight entities, court or administrative judgments, the existence of certain lawsuits, the settlement of certain lawsuits, certain actions or probation by accrediting agencies, failure to derive 10 percent of revenues from non-Title IV sources in a given year, a cohort default rate of 30 percent or higher in the two most recent years, failure to comply with SEC regulations, SEC threatened proceedings or suspension, failure to satisfy gainful employment standards, fluctuation in the disbursement of Title IV funds, citation by a state licensing or authorizing agency, failure of a financial stress test, high annual dropout rates, violation of a loan agreement, or repayment of debt forgiven by the Department of Education in a borrower defense claim may render Capella University unable to meet its financial or administrative obligations or require letters of credit, for each triggering event, in an amount of at least 10% of the school’s annual Title IV disbursements, and require that Capella University provide warnings to prospective and current learners that it has been required to provide enhanced financial protection to the Department of Education. Limitations on, or termination of, Capella University’s participation in Title IV programs as a result of its failure to demonstrate financial responsibility would limit Capella University’s learners’ access to Title IV program funds, which could significantly reduce our enrollments and revenues and materially and adversely affect our business, financial condition, results of operations and cash flows.

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

Risks Related to Our Business

There can be no assurance that the proposed merger with Strayer will be consummated. The pendency of the merger, or the failure of the merger to be consummated, could have an adverse effect on our stock price, business, financial condition, results of operations or prospects.
On October 29, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Strayer Education, Inc. (“Strayer”) and Sarg Sub Inc. (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company with the Company surviving as a wholly owned subsidiary of Strayer (the “Merger”). On November 22, 2017, the Federal Trade Commission granted early termination, effective immediately, of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. On January 19, 2018, the proposal to adopt the Merger Agreement, the Merger and the other transactions contemplated by the Merger Agreement were approved by our shareholders. By letter dated February 26, 2018, the Department of Education issued the results of its preacquisition review of the proposed change in ownership of the Company. That letter confirms that, subject to submission of additional documents following the closing, Capella University will have uninterrupted participation in the Title IV Programs while the Department of Education completes its review of the relevant documentation. Consummation of the Merger is also subject to receipt of certain regulatory approvals and other conditions specified in the Merger Agreement. However, regulatory approvals from certain educational agencies will also be required, including approval from the Higher Learning Commission. There can be no assurance that all of the regulatory approvals required to consummate the Merger will be obtained and, if obtained, there can be no assurance (i) as to the timing of any approvals, (ii) the ability to obtain the approvals on satisfactory terms, (iii) that the conditions will not have an adverse effect on our business, financial conditions, or results of operations or (iv) that the conditions will not result in the abandonment of the Merger. Litigation filed or that may be filed against us or our Board could also prevent or delay the consummation of the Merger. As a result, there can be no assurance that the Merger will be consummated in a timely manner or at all.

Further, the pendency of the Merger could disrupt our businesses, in any of the following ways, among others:

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

We may face additional challenges in competing for new business and retaining or renewing business. These disruptions could be exacerbated by a delay in the completion of the Merger or termination of the Merger Agreement. Additionally, if the Merger is not consummated, we will have incurred significant costs and diverted the time and attention of management. A failure to consummate the Merger may also result in negative publicity, litigation against us or our directors and officers, and a negative impression of us in the financial markets. The occurrence of any of these events individually or in combination could have a material adverse effect on our financial condition, results of operations and stock price.

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
While the Merger Agreement is in effect, we are subject to restrictions on our business activities and must generally operate our business in the ordinary course consistent with past practice (subject to certain exceptions). These restrictions could prevent us from pursuing attractive business opportunities that arise prior to the completion of the Merger and are generally outside the ordinary course of business, or otherwise have a material adverse effect on our future results of operations or financial condition.

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

The Merger Agreement provides for certain termination rights for both the Company and Strayer. In the event that the Company terminates the Merger Agreement under certain specified circumstances, the Company would be required to pay Strayer a termination fee in the amount of $25.0 million, and in the event that Strayer terminates the Merger Agreement under certain specified circumstances, Strayer would be required to pay the Company a termination fee in the amount of $25.0 million. The Company will also be required to pay Strayer the termination fee in the event it signs or consummates a Competing Proposal (as defined in the Merger Agreement) within twelve months following the termination of the Merger Agreement under certain circumstances.

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
The updates and expansions of our existing programs and the development of new programs and specializations may not be accepted by existing or prospective learners or the employers of our graduates. If we cannot respond to changes in market requirements, our business may be adversely affected. We have shifted to a brand-driven marketing strategy to decrease our reliance on aggregators and improve the quality of the learners enrolling at Capella University. This shift has significantly lowered our inquiry volume, and if we are unable to maintain improvements in our conversion rates and retain enrolled learners, our business, financial condition, results of operations and cash flows would be adversely impacted.

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
We may not be able to successfully manage acquired businesses or increase our cash flow from these operations. If we are unable to successfully implement our acquisition strategy or address the risks associated with acquisitions, or if we encounter unforeseen expenses, difficulties, complications or delays frequently encountered in connection with the integration of acquired entities and the expansion of operations, our growth and ability to compete may be impacted, we may fail to achieve acquisition synergies and we may be required to focus resources on integration of operations rather than other profitable areas. In addition, the increased costs associated with our acquisitions and capital expenditures aimed at organic growth may not be offset by corresponding increases in our revenues, which would decrease our operating margins.

If the overall trend in the operating performance of the Hackbright and DevMountain Coding Schools continues and operating improvements are not realized, some or all of the remaining goodwill and intangible assets associated with the Coding Schools reporting unit could become impaired in the future, resulting in the recognition of additional impairment charges.
Throughout 2017, Hackbright and DevMountain continued to develop their offerings. In May 2017, DevMountain received approval to begin operating in Phoenix, and in the fourth quarter 2017, DevMountain introduced their first online program offering. Since the dates of acquisition, we have made investments in both businesses to position them for scalable growth and will continue to make additional investments for the foreseeable future. Although both acquisitions have had a positive impact on our revenue growth, Hackbright and DevMountain have not achieved the degree of revenue growth initially anticipated or met operating performance expectations, and these trends are expected to continue. As a result, during the year ended December 31, 2017, we recorded goodwill and intangible asset charges of $15.0 million based on the results of the goodwill and intangible assets impairment analysis. Refer to Footnote 8 - Goodwill and Intangible Assets - within the Footnotes to the Consolidated Financial Statements for additional information related to the goodwill and intangible asset impairment charges recorded during the year-ended December 31, 2017. If the overall trend in revenue growth and operating performance of the coding schools continues and operating improvements as discussed above are not realized, some or all of the remaining goodwill and intangible assets associated with the Coding Schools reporting unit could become impaired in the future, resulting in the recognition of additional impairment charges.

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

Our technology infrastructure may also be vulnerable to cyber attacks such as unauthorized access, computer hackers, computer viruses, malware and other security problems and system disruptions. We engage with multiple cyber security assessment providers on a periodic basis to review, assess and remediate our cyber security program. We utilize this information to audit ourselves to ensure that we are continually monitoring the security of our technology infrastructure and have a rehearsed response to cyber security incidents, but we are still vulnerable to threats. Circumvention of cyber security measures could lead to misappropriation of personally identifiable or proprietary information or cause interruptions or malfunctions in operations. As a result, we may be required to expend significant resources to protect against the threat of these security breaches, respond to loss or exposure of data or to alleviate problems caused by these breaches, which could have a material adverse effect on our business, reputation, financial condition, results of operations and cash flows.

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
Active duty members of the U.S. Armed Forces are eligible to receive tuition assistance from the government, which they may use to pursue postsecondary degrees. Our ability to accept such tuition assistance depends, in part, upon our continued compliance with federal regulations and any applicable memoranda of understanding with the Department of Defense and related agencies. We offer tuition discounts generally ranging from 10% to 15% to all members of the U.S. Armed Forces and spouses of active duty U.S. Armed Forces personnel as well as recipients of the Veterans Affairs (VA) Dependents Education Assistance program (Chapter 35). As of December 31, 2017, learners receiving a military discount comprised approximately 9% of Capella University total enrollment. We also have non-exclusive agreements with various educational institutions of the U.S. Armed Forces pursuant to which we have agreed to accept credits toward a Capella University degree from certain military educational programs.

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
None.

Item 2.      Properties
As of December 31, 2017, our corporate headquarters occupies approximately 307,000 square feet in Minneapolis, Minnesota, under a lease that expires in October 2028. Renewal terms under this lease allow for us to extend the current lease for up to two additional five-year terms. Hackbright occupies its primary office and classroom space of approximately 9,600 square feet on a five-year lease expiring in 2020, with an option to extend for one additional five-year term. DevMountain occupies office and classroom space of approximately 10,000 square feet in Provo, Utah on a lease expiring in April 2018, as well as approximately 11,400 square feet in Salt Lake City, Utah on a five-year lease expiring in 2020 with one three-year lease extension option. Additionally, DevMountain occupies approximately 10,400 square feet of space in Dallas, Texas on a five-year lease expiring in 2022, which contains an option to extend for two additional three-year terms. DevMountain also leases related residential space in these same cities. We believe our existing facilities are adequate for current requirements and that additional space can be obtained on commercially reasonable terms to meet future requirements, if any.

Item 3.	Legal Proceedings
From time to time, we are a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. In addition, the proposed merger with Strayer Education, Inc. also may subject the Company to shareholder or other related litigation. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

	High	Low	Cash Dividends Declared on Common Stock
2017
First Quarter (January 1, 2017 – March 31, 2017)	$88.85	$74.15	$0.41
Second Quarter (April 1, 2017 – June 30, 2017)	$98.05	$83.00	$0.41
Third Quarter (July 1, 2017 – September 30, 2017)	$88.60	$65.80	$0.41
Fourth Quarter (October 1, 2017 – December 31, 2017)	$85.45	$65.50	$0.43
2016
First Quarter (January 1, 2016 – March 31, 2016)	$53.25	$40.62	$0.39
Second Quarter (April 1, 2016 – June 30, 2016)	$55.66	$49.73	$0.39
Third Quarter (July 1, 2016 – September 30, 2016)	$62.24	$52.16	$0.39
Fourth Quarter (October 1, 2016 – December 31, 2016)	$89.90	$58.48	$0.41

Holders
As of February 14, 2018, there were approximately 23 holders of record of our common stock, which includes nominees or broker dealers holding stock on behalf of beneficial owners.

Dividends
On December 7, 2017, the Board of Directors declared a dividend of $0.43 per share of common stock to shareholders of record as of December 22, 2017 to be paid on January 18, 2018. There is no guarantee that dividends will be declared in the future, and payment of dividends will be at the discretion of the Board of Directors and will be dependent on projections of future earnings, cash flow, financial requirements of the Company and other factors as the Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters, which is incorporated herein by reference.

Performance Graph
The following graph compares the cumulative total return of our common stock, an industry peer group index, and the Nasdaq Composite Index from December 31, 2012 through December 31, 2017. We believe our industry peer group represents the majority of the market value of publicly traded companies whose primary business is postsecondary education.

The returns set forth on the following graph are based on historical results and are not intended to suggest future performance. The performance graph assumes $100 investment on December 31, 2012 in either our common stock, the companies in our industry peer group, or the Nasdaq Composite Index. Data for the Nasdaq Composite and our peer groups assume reinvestment of dividends.

Comparison of Cumulative Total Return
Among Capella Education Company, the NASDAQ Composite and a Peer Group
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
Capella Education Company
NASDAQ Composite Index
Peer Group

The Peer Group included in the performance graph above consists of Adtalem Global Education, Inc. (ATGE), American Public Education, Inc. (APEI), Bridgepoint Education, Inc. (BPI), Grand Canyon Education, Inc. (LOPE), and Strayer Education, Inc. (STRA).

The information contained in the performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission nor shall such information be deemed incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Recent Sales of Unregistered Securities
None.

Use of Proceeds
Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company announced its current share repurchase program in July 2008. As of December 31, 2017, the Company's Board of Directors has authorized repurchases up to an aggregate amount of $335.7 million in value of common stock under the current program. The Board of Directors authorizes the Company to repurchase outstanding shares of common stock, from time to time, depending on market conditions and other considerations. There is no expiration date on the repurchase authorizations, and repurchases occur at the Company's discretion.

During the three months ended December 31, 2017, the Company used $1.0 million to repurchase 14 thousand shares of common stock under its repurchase program. Its remaining authorization for common stock repurchases was $27.0 million at December 31, 2017. The following presents the Company's share repurchases during the quarter ended December 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
10/1/2017 to 10/31/2017	14,233	$68.44	14,233	$26,960,305
11/1/2017 to 11/30/2017	—	$—	—	$26,960,305
12/1/2017 to 12/31/2017	—	$—	—	$26,960,305
Total	14,233	$68.44	14,233	$26,960,305

Item 6.	Selected Financial Data
The following tables set forth our selected consolidated financial and operating data as of the dates and for the periods indicated. You should read this data together with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of income data for each of the years in the three-year period ended December 31, 2017, and the selected consolidated balance sheet data as of December 31, 2017 and 2016, have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of income data for the years ended December 31, 2014 and 2013, and selected consolidated balance sheet data as of December 31, 2015, 2014 and 2013, have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Prior period information has been revised to reflect Arden University as discontinued operations. Historical results are not necessarily indicative of the results of operations to be expected for future periods.

	Year-Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Statements of Income:
Revenues	$440,411	$429,390	$416,548	$408,244	$403,345
Operating income (1)	$45,094	$68,207	$70,332	$67,595	$66,219

Income from continuing operations (1)	$23,410	$42,404	$43,630	$41,837	$41,677
Income (loss) from discontinued operations, net of tax	95	565	(3,442)	(3,894)	(6,474)
Net income (1)	$23,505	$42,969	$40,188	$37,943	$35,203
Basic net income (loss) per common share:
Continuing operations	$2.01	$3.65	$3.61	$3.41	$3.36
Discontinued operations	0.01	0.05	(0.28)	(0.32)	(0.52)
Basic net income per common share (1)	$2.02	$3.70	$3.33	$3.09	$2.84
Diluted net income (loss) per common share:
Continuing operations	$1.96	$3.58	$3.55	$3.34	$3.32
Discontinued operations	0.01	0.04	(0.28)	(0.31)	(0.52)
Diluted net income per common share (1)	$1.97	$3.62	$3.27	$3.03	$2.80

Basic number of shares outstanding	11,623	11,614	12,079	12,286	12,391
Diluted number of shares outstanding	11,950	11,856	12,301	12,535	12,566

(1) Operating income within the table above includes goodwill and intangible asset impairment charges of $15.0 million, merger transaction costs of $3.7 million, and restructuring charges of $1.3 million for the year-ended December 31, 2017. Income from continuing operations, net income, and basic and diluted net income per common share for the year-ended December 31, 2017 also include these items, in addition to the impact of tax reform. Refer to the Reconciliation of GAAP Financial Measures to Non-GAAP Measures disclosure within the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Form 10-K for additional details surrounding the impact of the goodwill and intangible asset impairment charges, merger transaction costs, restructuring charges, and tax reform on the Company's adjusted, Non-GAAP measures of operating income, income from continuing operations, net income, and basic and diluted earnings per share. These items have impacted the financial performance and results of operations of the Company for the year-ended December 31, 2017, as well as comparability with the Company's financial performance and results of operations for the prior years presented.

	Year-Ended December 31,
	2017	2016	2015	2014	2013
Other Data:	(in thousands, except per share amounts and enrollments)
Depreciation and amortization (a)	$19,718	$21,343	$21,917	$22,638	$23,908
Net cash provided by operating activities - continuing operations (b)	$63,705	$86,074	$60,797	$60,173	$70,291
Capital expenditures	$22,097	$20,908	$20,417	$20,293	$18,300
EBITDA (c)	$64,812	$89,550	$92,249	$90,233	$90,127
Free cash flow (d)	$41,608	$65,166	$40,380	$39,880	$51,991
Dividends declared per common share	$1.66	$1.58	$1.50	$1.42	$0.35
Total enrollment (e)	37,517	37,882	36,976	36,309	35,432

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and current portion of marketable securities	$151,792	$139,028	$113,626	$121,857	$140,107
Working capital (f)	$136,071	$124,601	$103,227	$103,240	$116,567
Total assets	$279,021	$277,313	$250,355	$251,548	$250,249
Long term liabilities	$15,653	$16,009	$6,437	$9,223	$12,045
Shareholders’ equity	$215,391	$208,292	$197,879	$195,034	$182,019

(a)	Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets. Amortization includes amounts related to acquired intangible assets.

(b)
Net cash provided by operating activities - continuing operations for the years ended December 31, 2016, 2015, 2014, and 2013 has been retrospectively adjusted to reclassify taxes paid on an employee's behalf related to RSU award releases from operating activities to financing activities as a result of the Company's adoption of ASU 2016-09 during the year-ended December 31, 2017.

(c)
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

The following table provides a reconciliation of income from continuing operations to EBITDA:

	Year-Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Income from continuing operations	$23,410	$42,404	$43,630	$41,837	$41,677
Other (income) expense, net	(793)	(177)	133	277	108
Income tax expense	22,477	25,980	26,569	25,481	24,434
Depreciation and amortization	19,718	21,343	21,917	22,638	23,908
EBITDA	$64,812	$89,550	$92,249	$90,233	$90,127

EBITDA for the year-ended December 31, 2017 presented in the table above includes the impact of certain noteworthy items, including goodwill and intangible asset impairment charges of $15.0 million, merger transaction costs of $3.7 million, and restructuring charges of $1.3 million. Adjusted EBITDA for the year-ended December 31, 2017 excluding the impact of goodwill and intangible asset impairment charges, merger transaction costs, and restructuring charges would have been $84.8 million.

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

Additionally, free cash flow for the years ended December 31, 2016, 2015, 2014, and 2013 has been retrospectively adjusted as a result of the Company's adoption of ASU 2016-09 during the year ended December 31, 2017.

The following table provides a reconciliation of cash flow from operating activities to free cash flow:

	Year-Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Net cash provided by operating activities - continuing operations	$63,705	$86,074	$60,797	$60,173	$70,291
Capital expenditures	(22,097)	(20,908)	(20,417)	(20,293)	(18,300)
Free cash flow	$41,608	$65,166	$40,380	$39,880	$51,991

Free cash flow for the year-ended December 31, 2017 presented in the table above includes the impact of certain noteworthy items, including cash payments for merger and transaction costs of $3.0 million and insignificant cash payments for restructuring charges, which reduce net cash provided by operating activities from continuing operations within the Consolidated Statement of Cash Flows. Adjusted free cash flow for the year-ended December 31, 2017 excluding the impact of merger transaction costs and restructuring charges would have been $44.6 million.

(e)	Total enrollment reflects the total number of learners who are actively enrolled in a course during the last month of the quarter.

(f)	Working capital is calculated by subtracting total current liabilities from total current assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of December 31, 2017, our wholly owned subsidiaries included the following:

Post-Secondary Segment

•
Capella University (the University) offers a variety of doctoral, master’s and bachelor’s programs, primarily for working adults, in the following markets: public service leadership; nursing and health sciences; psychology; business and technology; counseling and human services; and education. We focus on master's and doctoral degrees, with 71% of our learners enrolled in a master’s or doctoral degree program. Our academic offerings are built with competency-based curricula and are delivered in an online format that is convenient and flexible. We design our offerings to help working adult learners develop specific competencies they can employ in their workplace. We actively support and engage with our learners throughout their programs to enhance their prospects for successful program completion. We believe the relevance of our programs, combined with a focus on working adult professionals and offering the most direct path to learners' professional and academic goals, sets Capella University apart in the education space. At December 31, 2017, we offered over 2,050 online courses and 54 academic programs with 155 specializations to nearly 38,000 learners.

•
Sophia Learning, LLC (Sophia) is an innovative learning company which leverages technology to support self-paced learning, including courses eligible for transfer into credit at over 2,000 colleges and universities.

Job-Ready Skills Segment

•
Capella Learning Solutions, LLC (CLS) provides online, non-degree training solutions and services to individuals and corporate partners focused on the delivery of job-ready skills in high-demand employment areas, primarily through RightSkill. RightSkill provides job seekers with unique learning experiences that prepare them for in-demand careers while partnering with employers who are looking for verified, job-ready candidates.

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

•
DevMountain, LLC (DevMountain) is a leading software development school with a mission to be the most impactful coding school in the country by offering affordable, high-quality, leading-edge software coding education. DevMountain primarily offers Web Development, iOS Development, and UX Design programs in a 12- week immersive experience. Learners engage in DevMountain courses in-person, at DevMountain’s classrooms in Provo and Salt Lake City, Utah, Dallas, Texas, and Phoenix, Arizona. In 2017, DevMountain introduced its first online program in Web Development.

Divestiture of Arden University

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

Goodwill and Intangible Asset Impairment Charges

Since the dates of acquisition, we have made investments in both Hackbright and DevMountain to position them for scalable growth and will continue to make additional investments for the foreseeable future. Although both acquisitions have had a positive impact on our revenue growth, Hackbright and DevMountain have not achieved the degree of revenue growth initially anticipated or met operating performance expectations, and these trends are expected to continue. As a result, during the year ended December 31, 2017, we recorded goodwill and intangible asset impairment charges of $15.0 million based on the results of the goodwill and intangible assets impairment analysis. Refer to Footnote 8 - Goodwill and Intangible Assets - within the Footnotes to the Consolidated Financial Statements for additional information related to the goodwill and intangible asset impairment charges recorded.

Strayer Merger

On October 29, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Strayer Education, Inc. (“Strayer”) to combine in an all-stock merger of equals transaction, creating a national leader in education innovation. Following the completion of the Merger, Strategic Education, Inc. will be the corporate entity under which both Capella University and Strayer University will continue to operate as independent and separately accredited institutions.

Pursuant to the terms of the Merger Agreement, which has been unanimously approved by the boards of directors of both companies, Merger Sub will merge with and into the Company with the Company surviving as a wholly-owned subsidiary of Strayer (the “Merger”), which will be renamed Strategic Education, Inc., upon closure of the merger transaction. At the effective time of the Merger, each share of the Company’s stock will be exchanged for 0.875 shares of Strayer common stock. The Company continues to expect that the merger will close in the third quarter of 2018.

On November 22, 2017, the U.S. Federal Trade Commission granted early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In addition, on January 19, 2018, the Merger agreement was approved by the stockholders of the Company and Strayer. The proposed merger remains subject to the satisfaction of customary closing conditions, including approvals by State regulators and relevant accreditation bodies. By letter dated February 26, 2018, the Department of Education issued the results of its preacquisition review of the proposed change in ownership of the Company. That letter confirms that, subject to submission of additional documents following the closing, Capella University will have uninterrupted participation in the Title IV Programs while the Department of Education completes its review of the relevant documentation. During the year-ended December 31, 2017, the Company incurred $3.7 million in merger transaction costs related to the Merger agreement, primarily attributable to consulting, legal, and investment banking fees.

The Merger Agreement provides for certain termination rights for both the Company and Strayer. In the event that the Company terminates the Merger Agreement under certain specified circumstances, the Company would be required to pay Strayer a termination fee in the amount of $25.0 million, and in the event that Strayer terminates the Merger Agreement under certain specified circumstances, Strayer would be required to pay the Company a termination fee in the amount of $25.0 million. The Company will also be required to pay Strayer the termination fee in the event it signs or consummates a Competing Proposal (as defined in the Merger Agreement) within twelve months following the termination of the Merger Agreement under certain circumstances.

Restructuring Charges

In December 2017, the Company eliminated approximately 25 positions in a plan to align the organization with 2018 strategic priorities and right-size the cost structure in the Job-Ready Skills segment, resulting in restructuring charges of $1.3 million during the year-ended December 31, 2017. Restructuring charges relate primarily to severance costs and other termination benefits associated with former Company employees whose employment at the Company was involuntarily terminated during the period. Severance and related termination benefits are recorded during the period in which no additional services are required to be performed by the former employee in order to receive severance benefits. These charges are included within Restructuring charges in the Consolidated Statement of Income for the year-ended December 31, 2017.

Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 ("Tax Reform") was signed into law making significant changes to the Internal Revenue Code. Changes included, but are not limited to, a corporate tax rate decrease from 35% to 21% and modification of the employee compensation limit effective for tax years beginning after December 31, 2017. The Company has calculated its best estimate of the impact of Tax Reform in its year-end income tax provision in accordance with its understanding of the Tax Reform and guidance available as of the date of these financial statements. As a result, the Company has recorded $2.2 million of additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted.

Comparability of Financial Information

Certain of the items discussed in the paragraphs above have impacted the financial performance and results of operations of the Company for the year-ended December 31, 2017, as well as comparability with the Company's financial performance and results of operations for the prior years presented. Refer to the Reconciliation of GAAP Financial Measures to Non-GAAP Measures within the subsequent section of Management's Discussion and Analysis of Financial Condition and Results of Operations for the impact of the goodwill and intangible asset impairment charges, merger transaction costs, restructuring charges, and tax reform on the Company's adjusted, Non-GAAP measures of operating income, income from continuing operations, and net income.

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

•
Capella University total enrollment. Total enrollment at Capella University is a key driver for the Company’s revenue growth as well as operating performance. To achieve total enrollment growth, Capella University must attract new learners and maintain and/or improve learner persistence. A return to total enrollment growth will depend on both sustained new enrollment growth over several quarters as well as consistent improvements in learner persistence as a result of the large population of total enrollment (all learners) relative to new enrollment (first-time learners.) While new enrollment is an early indicator of future growth, early cohort persistence is an indicator of the sustainability of growth. These metrics should be viewed over multiple quarters because quarterly volatility is common. We have consistently improved early cohort persistence over a period of approximately five years, and these persistence improvements carry into later periods. In 2017, end-of-period total enrollment declined by 1.0 percent year-over-year compared to total enrollment growth of 2.5 percent in 2016.

•
Capella University new enrollment. In 2017, Capella University new enrollment, calculated from the last day a new learner can drop a course without financial penalty, declined by 0.7 percent on an annual basis compared to a decline of 0.9 percent for the same period in 2016. In mid-2017, new enrollment growth deteriorated, but the Company was able to return to new enrollment growth in the fourth quarter of 2017. Compared to the same quarterly period in the prior year, new enrollment increased 5.7%, with growth occurring at all program levels, driven primarily by our doctoral and bachelor's programs.

•
Persistence/learner success. Compared to the prior year, Capella University early cohort persistence improved by approximately one percent in 2017. Early cohort persistence measures the four-quarter weighted moving average new cohort persistence rate calculated from a learner's first quarter through the start of their fourth quarter of enrollment. We have experienced improvements in early cohort persistence of 21 percent over a period of approximately five years, in large part as a result of our successful execution of strategic, organization-wide learner success initiatives aimed at driving total enrollment growth and improved learner outcomes. This includes investments in infrastructure, analytics capabilities, learner support and a marketing strategy focused on attracting the right learners.

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

•
Piloting, implementing, and optimizing programs such as assessments and orientation to create personalized pathways for different learner groups which focus on transitioning learners into the online environment, creating a supportive community, and providing a proactive support structure;

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

•
Doctoral enrollment. During 2017, year-over-year doctoral total enrollment for Capella University declined by 0.2 percent compared to 5.5 percent in 2016. A return to doctoral total enrollment growth will depend on both sustained new enrollment growth over several quarters as well as continuing learner success efforts at the doctoral level. As part of our doctoral learner success initiative, we are focusing on learners who are not making sufficient and timely academic progress in the comprehensive and dissertation phases of their programs. We are supporting a return to doctoral growth by focusing on redesigning our program offerings, improving affordability, and expanding our doctoral portfolio. The doctoral learner success initiatives and variability in doctoral new enrollment growth may negatively impact our operating performance, including in the near-term.

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

Our learner-focused marketing strategy, which is designed to attract prospective Capella University learners who are committed to and able to succeed in their academic endeavors, includes:

•	Introducing prospective learners to Capella University with a differentiated message in channels such as mass media and strategic relationships with employers and professional organizations;

•	Connecting with prospective learners by generating and nurturing inquiries through direct media such as natural and paid search, learner and alumni referrals, our website, and display media; and

•	Engaging with prospective learners by developing meaningful relationships such as through social media or direct engagement.

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

FlexPath offerings have continued to grow, and as of the year-ended December 31, 2017, Capella University offered the following FlexPath offerings:

•	Bachelor of Science in Business;

•	Bachelor of Science in Information Technology;

•	Bachelor of Science in Psychology;

•	Registered Nurse to Bachelor of Science in Nursing;

•	Master of Business Administration;

•	Master of Science in Psychology;

•	Master of Education;

•	Master of Health Administration; and

•	Master of Science in Nursing.

All of the specializations within these FlexPath offerings have received approval from the Higher Learning Commission. Additionally, all of the specializations within our FlexPath offerings (other than three specializations)

have received approval from the Department of Education to be eligible to receive federal financial aid under Title IV.

The FlexPath direct assessment model provides an opportunity to expand our served market and drive affordability through lower tuition costs, reduced time to completion, and increased flexibility. Our goals are to ensure learners have the right experience and that we understand what our learners need to do to succeed. As we continue to learn and gain experience, we will refine the academic model and evolve the business model for FlexPath. At December 31, 2017, approximately 20 percent of total Bachelor's and Master's learners are enrolled in FlexPath courses.

•
CLS offerings. In 2013, the Company introduced the first set of CLS offerings - online training solutions and services to corporate partners. In 2015, CLS focused its offerings on non-degree training solutions and services to individuals and corporate partners focused on the delivery of job-ready skills in high-demand employment areas. We continue our efforts to develop a scalable business model at CLS, primarily through our relationship with CareerBuilder and our RightSkill program offerings.

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

Capella’s acquisitions of Hackbright and DevMountain have expanded the Company's existing business of providing innovative education offerings which provide a more direct path from learning to employment. Hackbright and DevMountain’s operating results have been included in the Company’s consolidated financial statements from the respective dates of the acquisitions in 2016. For goodwill impairment assessment purposes, the Company collectively refers to Hackbright and DevMountain as the Coding Schools reporting unit.

•
Coding Schools performance. Throughout 2017, Hackbright and DevMountain continued to develop their offerings. In May 2017, DevMountain received approval to begin operating in Phoenix, and in the fourth quarter 2017, DevMountain introduced their first online program offering. Since the dates of acquisition, we have made investments in both businesses to position them for scalable growth and will continue to make additional investments for the foreseeable future. Although both acquisitions have had a positive impact on our revenue growth, Hackbright and DevMountain have not achieved the degree of revenue growth initially anticipated or met operating performance expectations, and these trends are expected to continue. As a result, during the year ended December 31, 2017, we recorded goodwill and intangible asset impairment charges of $15.0 million based on the results of the goodwill and intangible assets impairment analysis. Refer to Footnote 8 - Goodwill and Intangible Assets - for additional information related to the goodwill and intangible asset impairment charges recorded. If the overall trend in revenue growth and operating performance of the coding schools continues and operating improvements as discussed above are not realized, some or all of the remaining goodwill and intangible assets associated with the Coding Schools reporting unit could become impaired in the future, resulting in the recognition of additional impairment charges.

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

•
Current market and regulatory environment. The environment remains very competitive. We believe our initiatives to improve learner success and innovation in our academic and business model, as well as our efforts to increase productivity and achieve greater economies of scale where possible, will position us to continue to be a leader in the online postsecondary education market. Additionally, we are working even more closely to align with employers. Developments in federal regulations may have an impact on us as well, including the Gainful Employment (GE) rules, Borrower Defense to Repayment rules, and the reauthorization of the Higher Education Act of 1965, as amended. Many states have also become more active in regulating online education, especially regarding approval to operate requirements, and enforcement of consumer protection laws by state attorneys general, with a focus on proprietary institutions. While we have a strong track record of regulatory compliance, such actions, even if not directed at Capella University, may result in unforeseen consequences and may make our operating environment more challenging. We continue to make investments and take actions to maintain our consistently high compliance with regulatory requirements.

•
Adoption of ASU No. 2016-09 Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. During the first quarter of 2017, we adopted new accounting guidance related to share-based compensation. Among other changes, the new guidance requires that entities record the impact of income taxes arising from share-based compensation when awards vest, or are exercised, within earnings as part of income tax expense rather than as part of additional paid-in capital (APIC). The adoption of this guidance will result in volatility within our results of operations, primarily due to changes in our stock price. As a result of adopting this guidance, during the year-ended December 31, 2017, the Company recognized $1.9 million of excess tax benefits related to share-based awards as a reduction to income tax expense within the Consolidated Statement of Income. Income tax expense in future periods could be positively or negatively impacted based on the timing of stock option exercises and restricted stock vesting as well as the relationship of our stock price to the fair value of our share-based awards on the exercise or vesting dates.

•
Tax Cuts and Jobs Act of 2017 - On December 22, 2017, the Tax Cuts and Jobs Act of 2017 ("Tax Reform") was signed into law making significant changes to the Internal Revenue Code. Changes included, but are not limited to, a corporate tax rate decrease from 35% to 21% and modification of the employee compensation limit effective for tax years beginning after December 31, 2017. The Company has calculated its best estimate of the impact of Tax Reform in its year-end income tax provision in accordance with its understanding of Tax Reform and guidance available as of the date of this filing. As a result, the Company has recorded $2.2 million of additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the remeasurement of deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was $1.4 million. The provisional amount related to the employee compensation limit was $0.8 million. In 2018, the Company estimates its effective tax rate will be between 24% and 25%.

•
Lease amendments. On August 5, 2016, we entered into an amendment of our lease with Minneapolis 225 Holdings, LLC pursuant to which we renewed and extended our existing lease for premises at 225 South Sixth Street in Minneapolis, Minnesota through October 31, 2028. Renewal terms under the amended lease agreement included a reduction in the area of leased space which we occupy of approximately 64,000 square feet and provided for lease incentives of approximately $13.6 million. The lease incentives, which were paid to us in cash by the lessor, are included within deferred rent on the Consolidated Balance Sheet and will be recognized ratably as a reduction of rent expense over the term of the lease. The agreement allows the Company to extend the lease for up to two additional five-year terms.

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

In January 2017, we received final DTE ratios from the Department of Education for 2015 - the first measurement year. The DTE ratios we received showed that none of our programs was determined to fail. This is significant because the rules state that a program would be ineligible for Title IV funds in the next year if it failed in two out of three consecutive years, whereas for a program in the zone, a program would be ineligible for Title IV funds in the next year only if it were in the zone (or failed) in each of four consecutive years. The DTE ratio information we received reflected one of our programs (the Master's of Science in Marriage and Family Counseling/Therapy program) was in the zone. Since January 2017, we have not received any additional DTE ratios from the Department of Education for periods subsequent to the first measurement year. We have taken and continue to take steps to avoid or mitigate potential adverse consequences of the DTE ratio rules. Despite our efforts, it remains possible that one or more of our programs could be determined to be in the zone or fail in future calculations.

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

On June 16, 2017, the Department of Education announced its intention to establish a rulemaking committee to examine and revise the Gainful Employment regulation, which it called "overly burdensome and confusing for institutions of higher education." The Department of Education conducted public hearings on Gainful Employment and Borrower Defense to Repayment on July 10 and July 12, 2017, in addition to soliciting written comments on both topics. Capella submitted comments on July 12, 2017. The Gainful Employment negotiated rulemaking committee met in December 2017 and February 2018 and will meet again in March 2018. The Department of Education has indicated that it intends to release final rules by November 1, 2018, to go into effect in July 2019.

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

The regulation grants the Department of Education broad discretion to determine whether a school has committed a breach of contract or substantial misrepresentation, to allow group claims, which may include individuals who have not applied to the Department of Education seeking relief, and to determine when to seek recoupment from the school upon loan discharge. In addition, the final rules expand the events triggering a determination that an institution is unable to meet its financial or administrative obligations to include certain automatic triggers, such as failure to satisfy the 90/10 regulation in the most recent fiscal year, a cohort default rate in excess of 30 percent in the two most recent years, and failure to comply with certain SEC requirements, as well as discretionary triggers such as certain federal, and private actions, unspecified dropout rates, unspecified fluctuations in Title IV funding, and actions by the school’s accreditor. In the event of such a triggering event, an institution may become ineligible for Title IV funds or be required to post a letter of credit in the amount of at least 10% of the school’s annual Title IV disbursements for each triggering event, and make disclosure to learners and prospective learners. In addition, the rule increases access to closed school discharges and prohibits the use of pre-dispute arbitration agreements. Finally, the rule makes other conforming and technical changes to repayment plans and loan consolidation. While the rule was slated to go into effect July 1, 2017, on June 16, 2017 the Department of Education announced an indefinite postponement of the borrower defense to repayment regulation. On the same day, the Department of Education announced its intent to establish rulemaking committees to develop proposed revisions to the existing gainful employment regulation as well as the borrower defense to repayment regulation. The Department of Education conducted public hearings on Gainful Employment and Borrower Defense to Repayment on July 10 and July 12, 2017, in addition to soliciting written comments on both topics. Capella University submitted comments on July 12, 2017. The Borrower Defense to Repayment negotiated rulemaking committee met in November 2017, as well as in January and February 2018, and wrapped up negotiations without reaching consensus, freeing the Department of Education to draft a rule without including input from the committee. The Gainful Employment negotiated rulemaking committee met in December 2017 and February 2018 and will meet again in March 2018. The Department of Education has indicated it intends to release final rules addressing both Borrower Defense to Repayment and Gainful Employment by November 1, 2018, to go into effect July 1, 2019.

•
Minnesota Office of Higher Education (MOHE). Capella University is registered as a private institution with the MOHE pursuant to Minnesota Statute sections 136A.61-131A.71 as required for most post-secondary private institutions that grant degrees at the associate level or above in Minnesota, and as required by the Higher Education Act to participate in Title IV programs.

On October 13, 2016, Capella University received a request for information from MOHE related to its doctoral programs and complaints filed by doctoral students. According to the request, MOHE is completing program reviews of all online doctoral programs for institutions registered in Minnesota in an effort to better understand the context, background, and issues related to doctoral student complaints. The Company provided data and information in response to MOHE’s request. On July 28, 2017, the Company received correspondence from MOHE confirming the Company's responses fulfilled the original request and asking for certain clarifying and supplemental information. The Company provided clarifying and supplemental information in response.

•
State Authorization Reciprocity Agreement (SARA). SARA is a nationwide state regulatory initiative intended to make distance education courses more accessible to learners across state lines and make it easier for states to regulate and institutions to participate in interstate distance education. On January 27, 2015, Minnesota joined SARA, and on March 6, 2015, Capella University was approved as an institutional participant in SARA. There are currently 48 SARA member states.

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

•
Student Loan Cohort Default Rates. To remain eligible to participate in Title IV programs, an educational institution's student loan cohort default rates must remain below certain specified levels. Under current regulations, an educational institution will lose its eligibility to participate in Title IV programs if its three-year measuring period student loan cohort default rate equals or exceeds 30% for three consecutive cohort years, or 40% for any given year. Capella University's three-year cohort default rates for the 2014, 2013, and 2012 cohorts are 6.9%, 6.5%, and 8.9%, respectively. The average cohort default rates for proprietary institutions nationally were 15.5%, 15.0%, and 15.8% in cohort years 2014, 2013, and 2012, respectively. The average cohort default rates for all institutions nationally were 11.5%, 11.3%, and 11.8% in cohort years 2014, 2013 and 2012, respectively.

•
Higher Learning Commission. The Higher Learning Commission, Capella University’s accrediting body, is continuously developing new standards and approval processes under which it evaluates programs and institutions. Consistent with that approach, on August 31, 2016, the Higher Learning Commission adopted policy changes which include giving the Commission more discretion to designate institutions to be in "financial distress” or under "government investigation.” In November 2017, the HLC announced additional policy changes to become effective September 1, 2019, mandating certain recruitment, admissions and related institutional practices, and in November 2017, the HLC introduced guidelines for shared services relationships.

While the Company believes its strong reputation and compliance record will continue to place it in favorable standing with the Higher Learning Commission, compliance with the new policies may increase risk, cost and operational complexity.

Overview of Revenues and Expenses
Revenues. Revenues consist principally of tuition. During each of the years ended 2017, 2016, and 2015 tuition represented approximately 96.0%, 97.5%, and 99.0% of Capella Education Company revenues, respectively. Factors affecting our revenues include: (i) the number of enrollments; (ii) the number of courses per learner; (iii) our degree and program mix; (iv) the number of programs and specializations we offer; (v) annual tuition adjustments; and (vi) the amount of scholarships, tuition discounts, and learner success grants offered to learners.

Total enrollments for a particular time period are defined as the number of learners who are actively enrolled during the last month of the quarter. We offer monthly start options for newly enrolled learners. Learners who start their GuidedPath program in the second or third month of a quarter transition to a quarterly schedule beginning in their second quarter, while FlexPath learners are able to largely determine their 12-week billing session schedule after they complete their first FlexPath course. Enrollments are a function of the number of continuing learners at the beginning of each period and new enrollments during the period, which are offset by graduations, withdrawals and inactive learners during the period. Inactive learners for a particular period include learners who are not registered in a class and, therefore, are not generating revenues for that period, but who have not withdrawn from Capella University. We believe that our enrollments are influenced by the attractiveness of our program offerings and learning experience, the effectiveness of our marketing and recruiting efforts, the quality of our faculty, the number of programs and specializations we offer, the availability of federal and other funding, the length of our educational programs, the seasonality of our enrollments, general economic conditions, and the regulatory environment.

The following is a summary of our Capella University learners as of the last day of classes for the years ended December 31, 2017, 2016, and 2015:

	Year-Ended December 31,
	2017	2016	2015
Doctoral	9,096	9,110	9,645
Master’s	17,437	17,865	16,882
Bachelor’s	9,856	9,791	9,454
Other	1,128	1,116	995
Total	37,517	37,882	36,976

Tuition and fees.
Capella University's overall tuition rates vary by discipline, length of program, and degree level.

Learners in our GuidedPath credit hour programs are charged tuition on a per course or per term basis. Per course prices vary by discipline, number of credit hours, and degree level. Per course prices for bachelor's level GuidedPath credit hour programs ranged from approximately $1,000 to $2,400 for the 2017-2018 academic year (the academic year that began in July 2017) and from $1,400 to $1,700 for the 2016-2017 academic year (the academic year that began in July 2016). Per course prices for master's level GuidedPath credit hour programs ranged from approximately $1,500 to $2,800 for the 2017-2018 academic year, and from $1,700 to $2,700 for the 2016-2017 academic year. Per course prices for doctoral level GuidedPath credit hour programs ranged from approximately $2,500 to $4,100 for the 2017-2018 academic year, and from $2,200 to $4,400 for the 2016-2017 academic year.

Learners in select doctoral programs are charged tuition at a fixed quarterly amount, regardless of the number of courses for which the learner registers. Quarterly tuition rates ranged from approximately $4,300 to $4,800 per quarter for the 2017-2018 academic year and from $4,300 to $4,700 per quarter for the 2016-2017 academic year.

Tuition for FlexPath master's and bachelor's programs is priced at a flat, fixed amount for each 12 week subscription period. There is no maximum course load during each subscription period; however, a maximum of two FlexPath courses can be taken at any one time. Tuition for bachelor's level FlexPath programs ranged from $2,300 to $2,700 per 12 week subscription period in the 2017-2018 academic year, and from $2,200 to $2,500 per 12 week subscription period in the 2016-2017 academic year. Tuition for master's level FlexPath programs ranged from $2,100 to $2,500 per 12 week subscription period for the 2017-2018 academic year and was $2,400 per 12 week subscription period for the 2016-2017 academic year.

“Other” in the preceding enrollment table primarily includes learners enrolled in certificate programs. Learners in credit hour certificate programs are charged tuition on a per course basis, which varies by discipline and the number of credit hours. Per course prices for certificate programs ranged from approximately $1,000 to $4,200 for the 2017-2018 academic year and from $1,200 to $4,100 for the 2016-2017 academic year. Tuition for FlexPath certificate programs ranged from $2,100 to $2,500 per 12 week subscription period for the 2017-2018 academic year and was $2,400 per 12 week subscription period for the 2016-2017 academic year.

Year over year tuition increases are specific to the program or specialization and depend on market conditions, program differentiation or changes in operating costs that have an impact on price adjustments of individual programs or specializations. Capella University implemented a weighted average tuition increase of approximately 1% for the 2017-2018 academic year. The University’s website, www.capella.edu, provides additional details regarding tuition costs and credits required by individual degree. These program costs will vary by learner based upon the program and specialization selected, the number of courses taken per quarter and the number of transfer credits earned.

Refer to the University’s website, www.capella.edu, for tuition costs and credits required by individual degree. These program costs will vary by learner based upon the program and specialization selected, the number of courses taken per quarter and the number of transfer credits earned at other institutions. Reductions in tuition charges from our standard rates primarily include discounts associated with military and various corporate, healthcare, federal and educational marketing relationships, along with institutional scholarships, and Capella awarded scholarships. Capella issued scholarships are generally awarded over four to eight quarters and at variable intervals over that period of time depending upon the specific scholarship award that a learner is eligible to receive.

A large portion of our learners rely on funds received under various government-sponsored student financial aid programs - predominantly Title IV programs - to pay a substantial portion of their tuition and other education-related expenses. During the years ended December 31, 2017, 2016, and 2015, 75.53%, 76.94%, and 75.47%, respectively, of Capella University revenues (calculated on a cash basis) were attributable to funds derived from Title IV programs. In addition to Title IV funding, our learners receive financial aid from other governmental sources, tuition reimbursement from their employers or the Department of Defense or finance their education with their own funds or through private financing institutions.

Operating costs and expenses. The following details a description of the costs included in our operating expense categories, including instructional costs and services expenses; marketing and promotional expenses; admissions advisory expenses; general and administrative expenses; goodwill and intangible assets impairment charges; merger transaction costs; and restructuring charges.

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

•
General and administrative. General and administrative expenses primarily consist of corporate costs, legal and professional fees and other related costs such as salaries and benefits of employees engaged in corporate management, new business development, finance, compliance and other corporate functions. General and administrative expenses also include an allocation of facility, depreciation and amortization, and information technology costs attributable to such functions.

•
Goodwill and intangible asset impairment charges. Goodwill and intangible asset impairment charges represent the excess of the carrying value of the Coding Schools reporting unit as well as the Hackbright and DevMountain trade names relative to their respective fair values determined as part of the goodwill and intangible asset annual impairment analysis. Because the calculated fair value of the Coding Schools reporting unit, as well as the Hackbright and DevMountain trade names, were determined to be less than their respective carrying values as of the valuation date, an impairment was deemed to exist, and associated impairment charges were recognized within the Consolidated Statement of Income for the year-ended December 31, 2017. Goodwill and intangible assets were not considered to be impaired in any of the prior periods presented. Refer to Footnote 8 - Goodwill and Intangible Assets, for additional information related to the goodwill and intangible asset impairment assessment process as well as the key inputs and assumptions used in the valuation process.

•
Merger transaction costs. Merger transaction costs are primarily attributable to consulting, legal, and investment banking fees incurred in connection with the proposed merger between the Company and Strayer Education, Inc.

•
Restructuring charges. Restructuring charges relate primarily to severance costs and other termination benefits associated with former Company employees whose employment at the Company was involuntarily terminated during the period as we aligned the organization with 2018 strategic priorities and right-sized the cost structure in the Job-Ready Skills segment, which resulted in restructuring charges of $1.3 million during the year-ended December 31, 2017. Severance and related termination benefits are recorded during the period in which no additional services are required to be performed by the former employee in order to receive severance benefits.

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

We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition. Tuition revenue represented approximately 96.0%, 97.5%, and 99.0% of the Capella Education Company's revenues recognized for each of the years ended December 31, 2017, 2016, and 2015, respectively. GuidedPath (traditional credit-hour) course tuition revenue is deferred and recognized as revenue ratably over the period of instruction, which is generally from one and a half to three months. Revenue derived from course resource fees is recognized in a manner consistent with tuition revenue. If a GuidedPath learner withdraws or drops a course, we follow the University refund policy, which generally is: 100 percent refund through five days, 75 percent refund from six to twelve days, and zero percent refund for the remainder of the period. FlexPath learners receive a 100 percent refund through the 12th calendar day of the course for their first billing session only and a zero percent refund after that date and for all subsequent billing sessions. We do not recognize revenue for learners who enroll but never engage in the courseroom. Refunds are recorded as a reduction of revenue in the period that the learner withdraws from a course. When we are required to return Title IV funds to the Department of Education, the learner is not released from his or her payment obligation to the University.

Beginning in fiscal year 2016, we began recording revenue for learners who drop all courses or withdraw from the University with an unpaid tuition balance at the time of cash collection. This change is consistent with the Company's belief that such unpaid balances do not meet the threshold of reasonable collectability that must be met in order to recognize revenue. During the period in which a learner drops all courses or withdraws from the University prior to finalizing coursework, no additional revenue will be recognized until payment is received from the learner. This change did not have a material impact on our revenues or results of operations in the prior or current periods presented and is not expected to have a material impact on revenues or results of operations in subsequent periods.

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

In establishing our credit practices, we seek to strike an appropriate balance between prudent learner credit policies and learner retention. Accordingly, we periodically review and alter learner credit policies to achieve that objective by restricting or expanding the availability of credit we extend. Changes to credit practices may impact enrollments, revenues, accounts receivable, our allowance for doubtful accounts and bad debt expense. If changes in credit practices result in higher receivable balances, if the financial condition of our learners deteriorates resulting in an impairment of their ability to pay, or if we underestimate the allowances required, additions to our allowance for doubtful accounts may be necessary, which will result in increased instructional costs and services expenses in the period such determination is made.

During the years ended December 31, 2017, 2016, and 2015, we recognized bad debt expense of $12.7 million, $10.7 million, and $14.3 million, respectively. As of December 31, 2017 and 2016, the allowance for doubtful accounts was $8.0 million and $6.7 million, respectively, which represented 26.0% and 24.4% of gross accounts receivable as of the respective dates. A one percent change in our allowance for doubtful accounts as a percentage of gross accounts receivable as of December 31, 2017 would have resulted in a change in pre-tax income of $0.3 million.

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

The fair value of our service-based stock options is estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year-Ended December 31,
	2017	2016	2015
Weighted-average exercise price (1)	$76.70	$45.46	$65.40
Expected life (in years) (2)	4.59	4.60	4.56
Expected volatility (3)	34.02%	37.62%	42.35%
Risk-free interest rate (4)	1.79%	1.18%	1.46%
Dividend yield (5)	2.40%	3.84%	2.53%
Weighted-average fair value of options granted	$18.90	$10.45	$19.46

(1)	The weighted-average exercise price is equal to the Company's weighted-average stock price as of the grant date during each of the respective years.

(2)	The expected life of our options granted during the years ended December 31, 2017, 2016, and 2015 is based upon our historical stock option exercise, forfeiture, and expiration activity.

(3)
The expected volatility assumption for the years ended December 31, 2017, 2016, and 2015 is based upon the Company's historical stock price for a period commensurate with the expected life of the options.

(4)	The risk-free interest rate assumption is based upon the U.S. Treasury zero coupon yield curve on the grant date for a maturity similar to the expected life of the options.

(5)	The dividend yield assumption is based on our history and expectation of regular dividend payments.

During the year ended December 31, 2017, the Company granted performance-based RSUs to certain employees. The fair value of the performance-based restricted stock units is based upon the closing market price of the Company's common stock on the grant date. The performance-based RSUs will vest if, at the end of the performance period, the Company has achieved certain revenue and operating income targets and the employee remains employed by the Company. At the grant date, the Company believed it was probable that the established targets would be met and thus compensation cost recognized over the service period. The number of performance-based RSUs issued to employees at the vesting date will vary based on actual revenue and operating income performance.

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

The following table illustrates how changes to the Black-Scholes option pricing model assumptions would affect the weighted-average fair values as of the grant date for grants made during fiscal year 2017:

	Expected Volatility
Expected Life (Years)	29.0%	34.0%	39.0%
4.1	$15.39	$18.09	$20.74
4.6	$16.05	$18.90	$21.62
5.1	$16.65	$19.56	$22.41

During 2017, as part of its adoption of ASU No. 2016-09, the Company made an accounting policy election to change the way in which it accounts for forfeitures of share-based awards. Specifically, beginning in the first quarter of 2017, the Company recognizes forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited.

Goodwill and Intangible Assets. Intangible assets are initially recorded at their estimated fair values at the date of acquisition, while goodwill represents the excess of the purchase price of an acquired business over the fair value assigned to the underlying assets acquired and liabilities assumed. At the time of an acquisition, goodwill and intangible assets are allocated to reporting units. Management identifies its reporting units by assessing whether the components of its operating segments constitute businesses for which discrete financial information is available and management regularly reviews the operating results of those components. We assess goodwill and indefinite-lived intangible assets annually for impairment on the first day of the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit or indefinite-lived intangible asset below its carrying amount. Finite-lived intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

During the second quarter of 2016, the Company completed the acquisitions of Hackbright and DevMountain for $18.0 million and $15.0 million in cash paid at closing, respectively. Refer to Footnote 15 - Acquisitions within the footnotes to our Consolidated Financial Statements included within this annual report on Form 10-K, for additional information related to these acquisitions and the associated purchase price allocations. All of the goodwill and intangible assets recognized in connection with these acquisitions have been assigned to the Coding Schools reporting unit and reported within the Job-Ready Skills reportable segment. For goodwill impairment assessment purposes, the Company collectively refers to Hackbright and DevMountain as the Coding Schools reporting unit. Indefinite-lived intangible assets relate to the Hackbright and DevMountain trade names. The Company currently has no other reporting units which contain goodwill or intangible assets.

In conducting our annual impairment test for goodwill, we may elect to first evaluate the likelihood of impairment by considering qualitative factors relevant to the reporting unit, such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and any other factors that have a significant bearing on fair value. Based on this analysis, if we determine that it is more likely than not that goodwill is impaired, we apply quantitative testing methodologies. As discussed in Footnote 3, Summary of Significant Accounting Policies, the Company adopted ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Accounting for Goodwill Impairment as of January 1, 2017. This guidance simplifies the quantitative goodwill impairment assessment process by effectively eliminating step 2 of the impairment evaluation (which required a company to estimate the fair value of individual assets and liabilities of a reporting unit to determine the amount of any goodwill impairment) and instead permits an entity to recognize a goodwill impairment charge as the excess of a reporting unit's carrying value over the estimated fair value of the reporting unit.

If we proceed with a quantitative goodwill impairment evaluation (or elect to bypass the qualitative assessment), our testing methodologies include assessing goodwill for impairment at the reporting unit level. Under the quantitative impairment evaluation, we compare the fair value of the reporting unit to the carrying value of its net assets. Fair value is generally determined using a discounted cash flow approach, incorporating assumptions regarding future cash flow projections and discount rates. If, based on this analysis, the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired. However, if the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, an impairment loss is recognized to the extent that the fair value of the reporting unit is less than the carrying value of the reporting unit's net assets.
The Company elected to bypass a qualitative impairment assessment over goodwill and proceed directly to the quantitative impairment assessment using the first day of the fourth quarter of 2017 as the assessment date. Based on the results of the quantitative goodwill impairment assessment performed, it was determined that the carrying value of the net assets of the Coding Schools reporting unit exceeded the estimated fair value of the reporting unit. As such, we recorded goodwill impairment charges of $9.9 million for the year-ended December 31, 2017, which represents the excess of the carrying value of the net assets of the Coding Schools reporting unit over the estimated fair value of the reporting unit and which are reflected within the Goodwill and intangible asset impairment charges line item in the Consolidated Statements of Income. The goodwill impairment charges were entirely attributable to the Coding School reporting unit, which is included within the Company's Job-Ready Skills reportable segment. During the prior year, we elected to perform a qualitative impairment assessment over goodwill and did not identify any impairment indicators for the year-ended December 31, 2016 based on the results of the qualitative analysis. Thus, no impairment charges related to goodwill were recorded during the year-ended December 31, 2016.
We performed the quantitative goodwill impairment test using an income-based approach to determine fair value. The income approach consisted of a discounted cash flow model that included probability weighted projections of future cash flows for the Coding Schools reporting unit under various scenarios, calculating a terminal value, and discounting such cash flows by a risk-adjusted rate of return. The determination of fair value of the Coding Schools reporting unit primarily consists of using unobservable inputs under the fair value measurement standards. We believe the most critical assumptions and estimates in determining the estimated fair value of the Coding Schools reporting unit, include, but are not limited to, the following:

•
Amounts and timing of expected future cash flows. The assumptions used in determining the expected future cash flows consider various factors such as historical operating trends, particularly in student enrollment and pricing, anticipated economic and regulatory conditions, reasonable expectations for planned business expansion opportunities, and long-term operating strategies and initiatives. We use our business plans and projections as the basis for expected future cash flows.

•
Discount rate. The discount rate is based on our assumption of a prudent investor's required rate of return for assuming the risk of investing in a particular company. We assumed a discount rate of 15 percent to reflect the relevant risks of the Coding Schools reporting unit. A 10% increase to the discount rate would increase the amount of the impairment charge by $1.5 million, while a 10% decrease to the discount rate would decrease the amount of the impairment charge by $1.8 million.

•
Terminal growth rate. The terminal growth rate reflects the sustainable operating income a reporting unit could generate in a perpetual state as a function of revenue growth, inflation and future margin expectations. We assumed a terminal growth rate of 3 percent to reflect our expectations of long-term inflation and growth of the reporting unit. A 10% increase to the terminal growth rate would decrease the amount of the impairment charge by $0.2 million, while a 10% decrease to the terminal growth rate would decrease the amount of the impairment charge by $0.1 million.

We believe that the assumptions used in the goodwill impairment tests are consistent with a reasonable market participant view while employing the concept of highest and best use of the asset.
In conducting our annual impairment test for indefinite-lived intangible assets, we first evaluate the likelihood of impairment by considering qualitative factors relevant to the reporting unit, such as macroeconomic conditions, industry and market considerations, cost factors and financial performance relevant to the asset being tested, and any other factors that have a significant bearing on fair value, such as royalty rates. Based on this analysis, if we determine that it is more likely than not that the indefinite-lived intangible assets are impaired, we apply quantitative testing methodologies. If performed, the quantitative impairment test compares the fair value to the carrying value of the indefinite-lived intangible asset. Fair value is generally determined using a discounted cash flow approach, using the relief from royalty method. This method incorporates assumptions regarding future revenue projections, discount rates and royalty rates. If, based on this analysis, carrying value exceeds fair value, the indefinite-lived intangible asset is considered impaired and an impairment charge is recorded to the extent that fair value is less than carrying value.

The Company elected to bypass a qualitative impairment assessment over indefinite-lived intangible assets and proceed directly to the quantitative impairment assessment using the first day of the fourth quarter of 2017 as the assessment date. Based on the results of the quantitative indefinite-lived intangible asset impairment assessment performed, it was determined that the carrying value of the Hackbright and DevMountain trade names exceeded their respective carrying values; as such, we recorded $5.1 million of impairment charges for the year-ended December 31, 2017 related to indefinite-lived intangible assets, which reflects the excess of the carrying value over the fair value of the trade names intangible assets. During the prior year, we elected to perform a qualitative impairment assessment over indefinite-lived intangible assets and did not identify any impairment indicators for the year-ended December 31, 2016 based on the results of the qualitative analysis. Thus, no impairment charges related to indefinite-lived intangible assets were recorded during the year-ended December 31, 2016.
We performed the quantitative indefinite-lived intangible asset impairment tests using an income-based approach to determine fair value.
The income approach consisted of a discounted cash flow model, using the relief from royalty method, which included probability weighted projections of future revenues for both Hackbright and DevMountain under various scenarios, identifying a royalty rate, calculating a terminal value, and discounting such cash flows by a risk-adjusted rate of return. The determination of fair value of Hackbright and DevMountain trade names primarily consists of using unobservable inputs under the fair value measurement standards. We believe the most critical assumptions and estimates in determining the estimated fair value of the Hackbright and DevMountain trade names, include, but are not limited to, the following:

•
Amounts and timing of expected future revenues. The assumptions used in determining the expected future revenues consider various factors such as historical operating trends, particularly in student enrollment and pricing, anticipated economic and regulatory conditions, reasonable expectations for planned business expansion opportunities, and long-term operating strategies and initiatives. We use our business plans and projections as the basis for expected future revenues.

•
Royalty rates. The royalty rate is based on our assumption of what a reasonable market participant would pay to license the Hackbright and DevMountain trade names, expressed as a percentage of revenues. For Hackbright, we assumed a royalty rate of 1.5 percent, and for DevMountain, we assumed a royalty rate of 2.0 percent. A 10% increase to the royalty rates would decrease the amount of the impairment charge by $0.1 million, while a 10% decrease to the royalty rates would increase the amount of the impairment charge by $0.3 million.

•
Discount rate. The discount rate is based on our assumption of a prudent investor's required rate of return for assuming the risk of investing in a particular company. We assumed a discount rate of 15 percent to reflect the relevant risks of Hackbright and DevMountain. A 10% increase to the discount rate would increase the amount of the impairment charge by $0.4 million, while a 10% decrease to the discount rate would decrease the amount of the impairment charge by $0.4 million.

•
Terminal growth rate. The terminal growth rate reflects the sustainable revenue growth the business could generate in a perpetual state as a function of inflationary expectations. We assumed a terminal growth rate of 3 percent to reflect our expectations of long-term inflation and growth of Hackbright and DevMountain. Reasonable changes to the terminal growth rate would not have a significant bearing on the fair value of the indefinite-lived intangible assets.

We believe that the assumptions used in the indefinite-lived intangible asset impairment tests are consistent with a reasonable market participant view while employing the concept of highest and best use of the asset.
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

At December 31, 2017, the Company had federal net operating loss carryforwards of approximately $0.2 million and state net operating loss carryforwards of approximately $2.0 million obtained in the Hackbright acquisition that expire beginning in 2035.

Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. In 2017, the Company completed a Section 382 analysis of the loss carryforwards related to the Hackbright acquisition and determined that all of the loss carryforwards are utilizable.

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

The valuation allowance for deferred tax assets as of December 31, 2017 and 2016 was $4.1 million and $6.5 million, respectively. The valuation allowance was established in 2016 and relates to the capital loss generated by the divestiture of Arden University in 2016. The Company concluded that it was more likely than not that the deferred tax asset for the capital loss carryforward would not be realized due to a lack of history of recognizing capital gains. The valuation allowance decreased by $2.4 million due to the revaluation of the capital loss carryforward from a 35% federal income tax rate to a 21% federal income tax rate as a result of the enactment of the Tax Cuts and Jobs Act of 2017.

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

At December 31, 2017, our net deferred tax asset was $2.8 million. The valuation allowance of $4.1 million primarily relates to our capital loss carryforward deferred tax asset which is not expected to be utilized in the future.

We are subject to U.S. federal and various state jurisdictions. During 2017, a state income tax audit for New York related to tax years 2012-2014 was completed, resulting in a $216 thousand income tax and interest charge. During 2016, state income tax audits for Illinois tax years 2012 and 2013 and Minnesota tax years 2012-2014 were completed, resulting in a $79 thousand income tax and interest charge. No other income tax audits are ongoing or pending as of December 31, 2017.

For U.S. federal tax purposes, the statute of limitations remains open on tax years from 2014. For state purposes, the statute of limitations varies by jurisdiction, but is generally from three to five years.

We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. As of December 31, 2017, we had $1.1 million of total gross unrecognized tax benefits. Of this total, $0.8 million (net of the federal benefit on state issues), represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

The Company continues to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company recognized $5 thousand, $1 thousand, and $2 thousand in interest and penalties related to uncertain tax positions in income tax expense during the years ended December 31, 2017, 2016, and 2015, respectively.

We do not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months. In the fourth quarter of 2017, the statue of limitations expired on approximately $2 thousand in unrecognized tax benefits related to state issues from tax year 2012. In the fourth quarter of 2018, the statute of limitations will expire on approximately $144 thousand in unrecognized tax benefits related to state issues from tax years 2013 and 2014.

Analysis of Results of Operations - Consolidated
Year-Ended December 31, 2017 Compared to Year-Ended December 31, 2016
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the year-ended December 31, 2017 compared to the year-ended December 31, 2016.

	Year-Ended December 31,
	$ (in thousands)		$ Change	% Change	% of Revenue
	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Revenues	$440,411	$429,390	$11,021	2.6%	100.0%	100.0%	—%
Costs and expenses:
Instructional costs and services	195,081	185,995	9,086	4.9	44.3	43.3	1.0
Marketing and promotional	109,394	103,458	5,936	5.7	24.8	24.1	0.7
Admissions advisory	29,163	29,292	(129)	(0.4)	6.6	6.8	(0.2)
General and administrative	41,714	42,438	(724)	(1.7)	9.5	9.9	(0.4)
Goodwill and intangible asset impairment charges	14,955	—	14,955	100.0	3.4	—	3.4
Merger transaction costs	3,728	—	3,728	100.0	0.8	—	0.8
Restructuring charges	1,282	—	1,282	100.0	0.3	—	0.3
Total costs and expenses	395,317	361,183	32,852	9.5	89.8	84.1	5.7
Operating income (1)	45,094	68,207	(23,113)	(33.9)	10.2	15.9	(5.7)
Other income, net	793	177	616	*	0.2	—	0.2
Income from continuing operations before income taxes (1)	45,887	68,384	(22,497)	(32.9)	10.4	15.9	(5.5)
Income tax expense	22,477	25,980	(3,503)	(13.5)	5.1	6.1	(1.0)
Effective tax rate	49.0%	38.0%
Income from continuing operations (1)	$23,410	$42,404	$(18,994)	(44.8)%	5.3%	9.9%	(4.6)%
Income from discontinued operations, net of tax	95	565	(470)	*	—%	0.1%	(0.1)%
Net Income (1)	$23,505	$42,969	$(19,464)	(45.3)%	5.3%	10.0%	(4.7)%
* Not meaningful.
(1) Goodwill and intangible asset impairment charges, merger transaction costs, and restructuring charges within the table above impact the financial performance and results of operations of the Company for the year-ended December 31, 2017, as well as comparability with the Company's financial performance and results of operations for the year-ended December 31, 2016. Refer to the Reconciliation of GAAP Financial Measures to Non-GAAP Measures within the subsequent section of Management's Discussion and Analysis of Financial Condition and Results of Operations for the impact of the goodwill and intangible asset impairment charges, merger transaction costs, restructuring charges, and tax reform on the Company's adjusted, Non-GAAP measures of operating income, income from continuing operations, and net income.

	December 31,
Capella University Enrollment by Degree (a):	2017	2016	% Change
Doctoral	9,096	9,110	(0.2)%
Master's	17,437	17,865	(2.4)%
Bachelor's	9,856	9,791	0.7%
Other	1,128	1,116	1.1%
Total	37,517	37,882	(1.0)%

(a) Enrollment in the table above includes learners who are actively enrolled during the last month of the quarters ended December 31, 2017 and 2016, respectively. Quarterly average total Capella University enrollment decreased 0.8 percent and increased 2.5 percent for the years-ended December 31, 2017 and 2016, respectively.

Revenues. The increase in revenues in 2017 compared to 2016 was primarily related to additional revenues arising from fees for course resources available to Capella University learners, as well as incremental Job-Ready Skills revenues generated from the Hackbright and DevMountain businesses, which were acquired during the second quarter of 2016. Capella University weighted average tuition price increases of approximately one percent, which were implemented in July 2017, also contributed to the increase in revenues. These increases were partially offset by a larger proportion of bachelor's learners who generate less revenue per learner than our doctoral learners and a decrease in quarterly average total enrollment of 0.8 percent.

Instructional costs and services expenses. Instructional costs and services expenses, and instructional costs and services expenses as a percent of revenue, increased compared to the prior year primarily as a result of operating expenses from Hackbright and DevMountain, which were acquired during the second quarter of 2016, as well as increased course material expenses for additional learner resources and higher bad debt expense due to program and degree mix.

Marketing and promotional expenses. Marketing and promotional expenses, and marketing and promotional expenses as a percent of revenues, increased compared to the prior year primarily as a result of investments in marketing campaigns to increase the awareness and consideration of the Capella University brand with prospective learners and articulating Capella's differentiation to employers in an effort to generate new enrollment, as well as operating expenses from Hackbright and DevMountain, which were acquired during the second quarter of 2016.

Admissions advisory expenses. Admissions advisory expenses, and admissions advisory expenses as a percent of revenues, decreased compared to the prior year primarily as a result of increased staffing efficiencies in the current year.

General and administrative expenses. General and administrative expenses, and general and administrative expenses as a percent of revenues, decreased compared to the prior year primarily as a result of lower incentive compensation expense in the current year as well as $1.4 million of acquisition-related costs incurred in the prior year. These decreases were partially offset by operating expenses from Hackbright and DevMountain, which were acquired during the second quarter of 2016.

Goodwill and intangible asset impairment charges. In 2017, the Company recorded a goodwill impairment loss of $9.9 million and an intangible asset impairment loss of $5.1 million. The goodwill and intangible asset impairment charges were recorded on the Coding Schools reporting unit, as well as the Hackbright and DevMountain trade names, and reported within the Job-Ready Skills reportable segment. Refer to Footnote 8 Goodwill and Intangible Assets of the Notes to the Consolidated Financial Statements and Critical Accounting Policies and Use of Estimates in Item 7 of this Form 10-K for further discussion of these impairment charges. No goodwill or intangible asset impairment charges were recorded in 2016.

Merger transaction costs. During 2017, the Company incurred $3.7 million in transaction costs, attributable to consulting, legal, and investment banking fees arising from the proposed merger with Strayer Education, Inc.

Restructuring charges. Restructuring charges relate to severance costs and other termination benefits associated with former Company employees whose employment at the Company was involuntarily terminated during the period as we aligned the organization with 2018 strategic priorities and right-sized the cost structure in the Job-Ready Skills segment, which resulted in restructuring charges of $1.3 million during the year-ended December 31, 2017. Severance and related termination benefits are recorded during the period in which no additional services are required to be performed by the former employee in order to receive severance benefits.

Other income, net. Other income, net is comprised of interest income earned on cash equivalents and marketable securities, partially offset by charges related to our credit facility and management fees related to our limited partnership investments. The increase in other income was the result of higher interest income from our investments in cash equivalents and marketable securities due to rising interest rates.

Income tax expense. Our effective tax rate increased compared to the prior year primarily as a result of the enactment of the Tax Cuts and Jobs Act of 2017 ("Tax Reform"), in addition to impacts from goodwill and intangible asset impairment charges and merger transaction costs, which were only partially deductible for tax purposes. The effective tax rate in 2017 included net expenses of $2.2 million related to Tax Reform, primarily as a result of the remeasurement of deferred tax assets and liabilities from 35% to 21%, as well as adjustments to deferred tax assets related to employee compensation, which we do not expect will be deductible as a result of Tax Reform. These net increases were partially offset by our adoption of ASU No. 2016-09 - Improvements to Employee Share-Based Payment Accounting as of January 1, 2017. As a result of our adoption of ASU No. 2016-09, the effective tax rate in 2017 included $1.9 million of excess tax benefits related to share-based awards, which were previously included as a component of shareholder’s equity.

Income from discontinued operations, net of tax. Income from discontinued operations, net of tax, for 2017 is related to interest on the November 2016 and February 2017 deferred payments from the sale of Arden University. Income from discontinued operations, net of tax, for 2016 is primarily attributable to the gain recognized on sale of Arden University of $4.1 million, partially offset by the net losses arising from the operation of Arden University through the date of sale. Beginning in the first quarter of 2016 and through the date of sale of the business, the assets and liabilities of Arden University were considered to be held for sale, and the business was presented as discontinued operations within the financial statements and footnotes for all periods presented.

Year-Ended December 31, 2016 Compared to Year-Ended December 31, 2015
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the year-ended December 31, 2016 compared to the year-ended December 31, 2015.

	Year-Ended December 31,
	$ (in thousands)		$ Change	% Change	% of Revenue
	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
Revenues	$429,390	$416,548	$12,842	3.1%	100.0%	100.0%	—%
Costs and expenses:
Instructional costs and services	185,995	182,883	3,112	1.7	43.3	43.9	(0.6)
Marketing and promotional	103,458	99,629	3,829	3.8	24.1	23.9	0.2
Admissions advisory	29,292	28,206	1,086	3.9	6.8	6.8	—
General and administrative	42,438	35,498	6,940	19.6	9.9	8.5	1.4
Total costs and expenses	361,183	346,216	14,967	4.3	84.1	83.1	1.0
Operating income	68,207	70,332	(2,125)	(3.0)	15.9	16.9	(1.0)
Other income (expense), net	177	(133)	310	*	—	—	—
Income from continuing operations before income taxes	68,384	70,199	(1,815)	(2.6)	15.9	16.9	(1.0)
Income tax expense	25,980	26,569	(589)	(2.2)	6.1	6.4	(0.3)
Effective tax rate	38.0%	37.8%
Income from continuing operations	$42,404	$43,630	$(1,226)	(2.8)%	9.9%	10.5%	(0.6)%
Loss from discontinued operations, net of tax	565	(3,442)	4,007	*	0.1%	(0.8)%	0.9%
Net Income	$42,969	$40,188	$2,781	6.9%	10.0%	9.6%	0.4%

* Not meaningful.

	December 31,
Capella University Enrollment by Degree (a):	2016	2015	% Change
Doctoral	9,110	9,645	(5.5)%
Master's	17,865	16,882	5.8%
Bachelor's	9,791	9,454	3.6%
Other	1,116	995	12.2%
Total	37,882	36,976	2.5%

(a) Enrollment in the table above includes learners who are actively enrolled during the last month of the quarters ended December 31, 2016 and 2015, respectively. Quarterly average total Capella University enrollment increases were 2.5 percent and 3.7 percent for the years ended December 31, 2016 and 2015, respectively.

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

Admissions advisory expenses. Admissions advisory expenses increased compared to the prior year primarily due to increased employee expenses driven by increases in enrollment services and admissions staffing levels to support Capella University total enrollment growth. As a percent of revenue, admissions advisory expenses were flat.

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

Analysis of Results of Operations by Reportable Segment

Year-Ended December 31, 2017 Compared to Year-Ended December 31, 2016

The following selected financial data illustrates our revenues and operating results by reportable segment for the year-ended December 31, 2017 compared to the year-ended December 31, 2016.

	Year-Ended December 31,
	$ (in thousands)		$ Change	% Change	% of Revenue
$ in thousands	2017	2016	2017 vs. 2016		2017	2016	2017 vs. 2016
Revenues
Post-Secondary	$430,665	$424,085	$6,580	1.6%	97.8%	98.8%	(1.0)%
Job-Ready Skills	9,746	5,305	4,441	83.7	2.2	1.2	1.0
Consolidated revenues	440,411	429,390	11,021	2.6	100.0	100.0	—
Operating income (loss)
Post-Secondary	$74,005	$76,935	$(2,930)	(3.8)%	16.8%	17.9%	(1.1)%
Job-Ready Skills	(25,183)	(8,728)	(16,455)	188.5	(5.7)	(2.0)	(3.7)
Merger transaction costs	(3,728)	—	(3,728)	100.0	(0.8)	—	(0.8)
Consolidated operating income	45,094	68,207	(23,113)	(33.9)	10.2	15.9	(5.7)
Other income, net	793	177	616	*	0.2	—	0.2
Income from continuing operations before income taxes	$45,887	$68,384	$(22,497)	(32.9)%	10.4%	15.9%	(5.5)%

* Not meaningful.

Within the analysis of results of operations by reportable segment above, the operating loss attributable to the Job-Ready Skills segment for the year-ended December 31, 2017 includes goodwill and intangible asset impairment charges of $15.0 million and restructuring charges of $0.6 million. Additionally, the operating income attributable to the Post-Secondary segment for the year-ended December 31, 2017 includes restructuring charges of $0.7 million.

Post-Secondary. Post-Secondary segment revenues increased $6.6 million, or 1.6 percent, during the year-ended December 31, 2017 compared to the year-ended December 31, 2016. The increase in revenues was primarily attributable to additional revenues arising from fees for course resources available to learners. Capella University weighted average tuition price increases of approximately one percent, which were implemented in July 2017, coupled with continued growth in both our master's and bachelor's level FlexPath programs also contributed to the increase in Post-Secondary segment revenues. The overall increase in Post-Secondary revenues was partially offset by a larger proportion of bachelor's learners enrolled in our post-secondary, degree granting programs at Capella University who generate less revenue per learner than our doctoral learners, along with a decrease in quarterly average total enrollment of 0.8 percent.

For the year-ended December 31, 2017, operating income for the Post-Secondary segment decreased by $2.9 million, or 3.8 percent, compared to the year-ended December 31, 2016. The decrease in segment operating income was primarily attributable to an overall increase in Capella University operating expenses mostly as a result of increases in marketing and promotional costs arising from investments in new marketing campaigns to increase the awareness and consideration of the Capella University brand with prospective learners and articulating Capella's differentiation to employers in an effort to generate new enrollment.

Job-Ready Skills. Job-Ready Skills segment revenues increased $4.4 million during the year-ended December 31, 2017 compared to the year-ended December 31, 2016. The increase in revenues during the year-ended December 31, 2017 is primarily attributable to incremental revenues generated from the operations of Hackbright and DevMountain, which were both acquired during the second quarter of 2016.

For the year-ended December 31, 2017, the operating loss for the Job-Ready Skills segment increased by $16.5 million compared to the year-ended December 31, 2016. The increase in operating loss is primarily attributable to goodwill and intangible asset impairment charges of $15.0 million incurred during 2017, along with restructuring charges of $0.6 million related to former Job-Ready Skills employees whose employment at the Company was involuntarily terminated during the period as we aligned the organization with 2018 strategic priorities and right-sized the cost structure in the Job-Ready Skills segment.

Year-Ended December 31, 2016 Compared to Year-Ended December 31, 2015

	Year-Ended December 31,
	$ (in thousands)		$ Change	% Change	% of Revenue
$ in thousands	2016	2015	2016 vs. 2015		2016	2015	2016 vs. 2015
Revenues
Post-Secondary	$424,085	$415,964	$8,121	2.0%	98.8%	99.9%	(1.1)%
Job-Ready Skills	5,305	584	4,721	*	1.2	0.1	1.1
Consolidated revenues	429,390	416,548	12,842	3.1	100.0	100.0	—
Operating income (loss)
Post-Secondary	$76,935	$73,248	$3,687	5.0%	17.9%	17.6%	0.3%
Job-Ready Skills	(8,728)	(2,916)	(5,812)	*	(2.0)	(0.7)	(1.3)
Consolidated operating income	68,207	70,332	(2,125)	(3.0)	15.9	16.9	(1.0)
Other expense, net	177	(133)	310	*	—	—	—
Income from continuing operations before income taxes	$68,384	$70,199	$(1,815)	(2.6)%	15.9%	16.9%	(1.0)%

* Not Meaningful.

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

Reconciliation of GAAP Financial Measures to Non-GAAP Measures

To provide additional transparency and clarity, we have provided the following Non-GAAP measures of performance as adjusted for certain items that we believe to be useful to readers of the financial statements. These non-GAAP financial measures are useful in evaluating the performance of the Company, as they provide additional insights to users of the financial statements and highlight the impact of goodwill and intangible asset impairment charges, transaction-related expenses associated with the Company's pending merger agreement, restructuring actions, and tax reform on the financial performance and operating results of the Company. Management uses the following Non-GAAP adjusted items as measures of operating performance for the Company, and certain of these Non-GAAP adjusted items (not including the impact of tax reform) are also components in the determination of management incentive compensation. However, these items (such as adjusted net income and adjusted diluted net income per common share) are not recognized measurements under U.S. generally accepted accounting principles (GAAP) and when analyzing our operating performance, investors should use these adjusted measures in addition to, and not as an alternative for, the corresponding unadjusted items (including unadjusted net income and unadjusted diluted net income per common share, as reconciled within the table below and reported within the Consolidated Statement of Income) as determined in accordance with GAAP. The adjusted Non-GAAP measures are included in the column labeled 'As Adjusted (Non-GAAP)' and the associated most directly comparable GAAP measures are shown within the column labeled 'As Reported (GAAP).' Other companies may calculate these adjusted operating performance metrics differently than we do, limiting the usefulness of this measure for comparisons with other companies.

Year-Ended December 31, 2017

	Year Ended December 31, 2017	Goodwill and Intangible Asset Impairment Charges (a)	Merger Transaction Costs (b)	Restructuring Charges (c)	Tax Reform Impact		Year Ended December 31, 2017
	As Reported (GAAP)	Non-GAAP Adjustments					As Adjusted (Non-GAAP)
Operating income	$45,094	$14,955	$3,728	$1,282	$—		$65,059
Other income, net	793	—	—	—	—		793
Income from continuing operations before income taxes	45,887	14,955	3,728	1,282	—		65,852
Income tax expense (d)	22,477	3,747	390	480	(2,224)		24,870
Income from continuing operations	23,410	11,208	3,338	802	2,224		40,982
Income from discontinued operations, net of tax	95	—	—	—	—		95
Net income	$23,505	$11,208	$3,338	$802	$2,224		$41,077
Basic net income per common share:
Continuing operations	$2.01	$0.96	$0.29	$0.07	$0.19		$3.53
Discontinued operations	0.01	—	—	—	—		—
Basic net income per common share	$2.02	$0.96	$0.29	$0.07	$0.19	`	$3.53
Diluted net income per common share:
Continuing operations	$1.96	$0.94	$0.28	$0.07	$0.19		$3.43
Discontinued operations	0.01	—	—	—	—		0.01
Diluted net income per common share	$1.97	$0.94	$0.28	$0.07	$0.19		$3.44
Weighted average number of common shares outstanding:
Basic	11,623						11,623
Diluted	11,950						11,950

Note: Per share amounts for basic and diluted net income per common share may not sum across due to rounding.

(a) Refer to Footnote 8 - Goodwill and Intangible Assets. Goodwill and intangible asset impairment charges relate to non-cash expenses arising from the impairment of goodwill and certain intangible asset balances applicable to the Coding Schools reporting unit, as well as the Hackbright and DevMountain trade names, (included within the Job-Ready Skills segment) as determined during the performance of our annual goodwill and intangible asset impairment analysis. Based on the results of the valuation analysis performed, the fair value of the Coding Schools reporting unit and the fair value of the Hackbright and DevMountain trade names were determined to be less than their respective carrying values as of the valuation date, and impairment charges were recorded during the year ended December 31, 2017 to the extent the carrying value was in excess of fair value.

(b) Refer to Footnote 2 - Strayer Merger. During the year-ended December 31, 2017, the Company incurred $3.7 million in transaction costs related to the Merger agreement, primarily attributable to consulting, legal, and investment banking fees incurred by the Company in connection with the proposed Merger agreement.

(c) Refer to Footnote 3 - Summary of Significant Accounting Policies, under 'Restructuring charges.' Restructuring charges relate primarily to severance costs and other termination benefits associated with former Company employees whose employment at the Company was involuntarily terminated during the period as we aligned the organization with 2018 strategic priorities and right-sized the cost structure in the Job-Ready Skills segment, which resulted in restructuring charges of $1.3 million during the year-ended December 31,

2017. Severance and related termination benefits are recorded during the period in which no additional services are required to be performed by the former employee in order to receive severance benefits.

(d) Refer to Footnote 13 - Income Taxes. During the year ended December 31, 2017, the effective tax rate as reported was 49.0%, of which 11.2% was driven by Non-GAAP adjustment items. The adjusted effective tax rate after taking into account the Non-GAAP adjustment items included in the Non-GAAP reconciliation above was 37.8%, which is in line with our historical effective tax rate.

Quarterly Results and Seasonality
The following tables set forth certain unaudited financial and operating data each quarter during the years ended December 31, 2017 and 2016. The unaudited information reflects all adjustments, which include only normal and recurring GAAP adjustments, necessary to present fairly the information shown.

	First	Second	Third	Fourth (b)	Total
	(in thousands, except enrollment and per share data)
2017
Revenues	$111,788	$109,584	$107,007	$112,032	$440,411
Operating income (loss)	17,601	15,371	13,762	(1,640)	45,094

Income (loss) from continuing operations	$11,171	$10,755	$8,754	$(7,270)	$23,410
Income from discontinued operations, net of tax	95	—	—	—	95
Net income (loss)	$11,266	$10,755	$8,754	$(7,270)	$23,505
Basic net income (loss) per common share:
Continuing operations	$0.97	$0.92	$0.75	$(0.63)	$2.01
Discontinued Operations	—	—	—	—	0.01
Basic net income (loss) per common share	$0.97	$0.92	$0.75	$(0.63)	$2.02
Diluted net income (loss) per common share: (a)
Continuing operations	$0.94	$0.90	$0.73	$(0.63)	$1.96
Discontinued Operations	—	—	—	—	0.01
Diluted net income (loss) per common share	$0.94	$0.90	$0.73	$(0.63)	$1.97

Total enrollment	38,802	37,588	37,223	37,517	37,517

2016
Revenues	$105,448	$106,725	$105,909	$111,308	$429,390
Operating income	16,527	18,072	15,348	18,260	68,207

Income from continuing operations	$10,276	$11,074	$9,587	$11,467	$42,404
Income (loss) from discontinued operations, net of tax	(978)	(1,379)	2,963	(41)	565
Net income	$9,298	$9,695	$12,550	$11,426	$42,969
Basic net income (loss) per common share:
Continuing operations	$0.87	$0.95	$0.83	$1.00	$3.65
Discontinued Operations	(0.08)	(0.12)	0.26	(0.01)	0.05
Basic net income per common share	$0.79	$0.83	$1.09	$0.99	$3.70
Diluted net income (loss) per common share:
Continuing operations	$0.86	$0.93	$0.81	$0.97	$3.58
Discontinued Operations	(0.08)	(0.11)	0.25	—	0.04
Diluted net income per common share	$0.78	$0.82	$1.06	$0.97	$3.62

Total enrollment	38,503	38,231	37,708	37,882	37,882

Note: Per share amounts for the full-year basic and diluted net income (loss) per common share may not sum across due to quarterly rounding.

(a) During quarterly periods in which the Company reports a net loss, basic and diluted loss per share are disclosed as the same amount, as including the impact of dilutive securities would be antidilutive to the calculation.

(b) In the fourth quarter of 2017, management identified certain amounts related to the tax benefit of share-based compensation aggregating to $1.5 million that were incorrectly recognized in prior years and prior quarters of 2017. The Company has recognized $1.5 million as an increase to income tax expense in the fourth quarter results of operations. Such amounts were not material to the 2017 results of operations or to the results of operations of prior years.

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

Liquidity and Capital Resources
Liquidity
We financed our operating activities and capital expenditures during the years ended December 31, 2017, 2016, and 2015 primarily through cash provided by operating activities. Our cash, cash equivalents, and current portion of marketable securities were $151.8 million and $139.0 million at December 31, 2017 and 2016, respectively. Our cash, cash equivalents, and marketable securities increased primarily due to cash provided by operating activities, partially offset by cash used in investing activities related to capital expenditures and purchases of marketable securities as well as cash used in financing activities related to payment of dividends.

On December 18, 2015, the Company entered into an amended and restated credit facility (the Facility). The restated agreement provides the Company with a committed $100.0 million revolving credit facility borrowing capacity with Bank of America, N.A., and certain other lenders, with an increase option of an additional $50.0 million. The Company's obligations under the Facility are guaranteed by all existing material domestic subsidiaries and secured by substantially all assets of the Company and such subsidiaries. The Facility expires on December 18, 2020. As of December 31, 2017, there were no borrowings under the credit facility, and we were in compliance with all debt covenants.

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

On April 22, 2016, we completed the acquisition of Hackbright, a leading software engineering school for women headquartered in San Francisco, for $17.5 million, net of cash acquired. On May 4, 2016, we acquired DevMountain, a leading software development school headquartered in Provo, Utah, for $14.6 million in cash, net of cash acquired. The acquisitions were funded through existing cash and cash equivalents.

On February 8, 2016, the Company’s Board of Directors approved a plan to divest Arden University. On August 18, 2016, the
Company completed the sale of 100% of the share capital of Arden University for a sale price of £15.0 million, of which £11.5 million ($13.9 million net of acquisition-related fees) was paid in cash at closing, with an additional £1.0 million, or $1.3 million, paid on November 15, 2016, and £2.5 million plus interest, or $3.2 million paid on February 28, 2017.

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

Operating Activities
Net cash provided by operating activities from continuing operations for the year-ended December 31, 2017 was $63.7 million, compared to $86.1 million for the year-ended December 31, 2016. The overall decrease was primarily due to a decrease in income from continuing operations related to merger transaction costs and restructuring charges incurred in the current year, along with changes in operating assets and liabilities, including a decrease in accounts payable and accrued liabilities related to changes in amounts earned under management incentive plans and the timing of payments of vendor invoices and a decrease in deferred rent as a result of a $13.6 million lease incentive payment received in the prior year. The overall decrease was partially offset by income taxes payable as a result of the timing and amounts of income tax payments.

Net cash provided by operating activities from continuing operations for the year-ended December 31, 2016 was $86.1 million, compared to $60.8 million for the year-ended December 31, 2015. The increase was primarily due to $13.6 million in lease incentives paid to the Company in cash as part of our amended lease agreement entered into during 2016 as well as changes in operating assets and liabilities, including an increase in accounts payable and accrued liabilities related to higher amounts earned under management incentive plans, the timing of payroll and vendor invoices, and a decrease in prepaid expenses and other current assets. The overall increase was partially offset by a decrease in income from continuing operations and the provision for bad debts.

Investing Activities

Cash used in investing activities is primarily related to investments in property and equipment, acquisitions of businesses and maturities or purchases of marketable securities. Net cash used in investing activities for continuing operations was $31.3 million, $54.3 million, and $23.8 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Net cash used in investing activities from continuing operations for the year-ended December 31, 2017 consisted primarily of purchases of marketable securities, capital expenditures related to investments in property and equipment, and investments in partnerships, partially offset by maturities of marketable securities. Net purchases and maturities of marketable securities represented cash outflows of $7.5 million and $2.5 million during the years ended December 31, 2017 and 2015, respectively and a cash inflow of $2.2 million during the year ended December 31, 2016.

We believe the credit quality and liquidity of our investment portfolio as of December 31, 2017 is strong. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply/demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity. However, even with this approach, we may incur investment losses as a result of unusual and unpredictable market developments and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

During the year ended December 31, 2016, the Company acquired Hackbright and DevMountain for a combined $32.1 million, net of cash acquired.

Investments in limited partnerships were $1.8 million, $3.6 million, and $0.9 million for the years ended December 31, 2017, 2016, and 2015, respectively. The Company has committed to contribute an additional $3.6 million to its limited partnership investments through September 2027, which is expected to be funded from cash provided by operations and the timing of which is uncertain.

Capital expenditures were $22.1 million, $20.9 million, and $20.4 million for the years ended December 31, 2017, 2016, and 2015, respectively. Capital expenditures in 2017 primarily consisted of investments in foundational infrastructure, the development and refinement of courses, and learner support and prospect experience initiatives. Capital expenditures were slightly higher for the year-ended December 31, 2017 compared to the prior year, and were driven by the shift in our investments from RightSkill development and leasehold improvements into internally developed software. We expect our capital expenditures in 2018 will be approximately four to five percent of revenues, and we expect to be able to fund these capital expenditures with cash generated from operations.

We currently lease all of our facilities and expect to make future payments on existing leases from cash generated from operations.

Financing Activities
Net cash used in financing activities from continuing operations was $22.7 million, $38.3 million, and $43.1 million for the years ended December 31, 2017, 2016, and 2015, respectively. In 2017, we used cash to repurchase $3.5 million of common stock under our share repurchase program, compared to $25.6 million and $26.0 million in 2016 and 2015, respectively. Cash used to repurchase common stock decreased $22.1 million in 2017 compared to 2016 and decreased $0.4 million in 2016 compared 2015. Additionally, we paid total cash dividends of $19.1 million during the year-ended December 31, 2017, compared to $18.3 million and $18.0 million during the years ended December 31, 2016 and 2015.

Contractual Obligations
The following table sets forth, as of December 31, 2017, the aggregate amounts of our significant contractual obligations and commitments with definitive payment terms due in each of the periods presented, in thousands:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases (a)	$55,454	$6,886	$11,024	$9,239	$28,305
Purchase obligations (b)	9,905	9,905	—	—	—
Total contractual obligations	$65,359	$16,791	$11,024	$9,239	$28,305

(a)	Minimum lease commitments for our headquarters, Hackbright and DevMountain office and classroom space, and miscellaneous office equipment.

(b)	Purchase obligations include commitments for marketing related and service contracts.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2017, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $1.1 million of unrecognized tax benefits have been excluded from the contractual obligations table above.

Due to the uncertainty with respect to the timing of future borrowings associated with our credit facility, we are unable to make reasonably reliable estimates of any commitment fees charged on the unused portion of the credit facility. Therefore, the maximum estimated commitment fee of $0.4 million per annum is excluded from the contractual obligations table above.

As of December 31, 2017, the Company has a commitment to invest up to $3.6 million in three limited partnership investments through 2025. Due to the uncertainty with respect to the timing of future cash flows associated with the limited partnership investments, we are unable to make reasonably reliable estimates of the period in which such additional investments may take place. Therefore, $3.6 million of potential limited partnership investment commitments have been excluded from the contractual obligations table above.

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

Impact of Inflation
We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2017, 2016, or 2015. There can be no assurance that future inflation will not have an adverse impact on our operating results and financial condition.

Recent Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-09, Scope of Modification Accounting, which is included in FASB Accounting Standards Codification (ASC) Topic 718 Compensation - Stock Compensation. The new standard clarifies when changes to the terms and conditions of share-based payment awards must be treated as modifications. Specifically, the new guidance permits companies to make certain changes to awards without accounting for them as modifications. The guidance will be effective for the Company’s annual and interim reporting periods beginning January 1, 2018, with early adoption permitted. The Company adopted this guidance during the fourth quarter of 2017, and it did not have a material impact on its business practices, financial condition, results of operations, or disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Accounting for Goodwill Impairment, which is included in ASC Topic 350, Intangibles - Goodwill and Other. The new standard eliminates the quantitative goodwill impairment analysis requirement to determine the fair value of individual assets and liabilities of a reporting unit to calculate the amount of any goodwill impairment and instead permits an entity to recognize goodwill impairment loss as the excess of a reporting unit's carrying value over the estimated fair value of the reporting unit, to the extent this amount does not exceed the carrying amount of goodwill. The new guidance continues to allow an entity to perform a qualitative assessment over goodwill impairment indicators in lieu of a quantitative assessment in certain situations. The guidance will be effective for the Company's annual and interim reporting periods beginning January 1, 2020, with early adoption permitted. The Company adopted this guidance as of January 1, 2017 and recognized a goodwill impairment charge within the Consolidated Statement of Income for the year ended December 31, 2017 to the extent that the Coding Schools reporting unit's carrying value exceeded the estimated fair value of the reporting unit. We did not proceed with estimating the fair value of individual assets and liabilities or the associated implied fair value of goodwill for the Coding Schools reporting unit (formerly step 2 of the goodwill impairment analysis process) as part of the 2017 goodwill impairment analysis as a result of the adoption of this guidance. Refer to Footnote 8 - Goodwill and Intangible Assets - for further discussion of the impact of adoption of this guidance on the goodwill impairment evaluation process and results of the 2017 goodwill impairment analysis.

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

As part of its adoption of ASU No. 2016-09, the Company made an accounting policy election to change the way in which it accounts for forfeitures of share-based awards. Specifically, beginning in the first quarter of 2017, the Company recognizes forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. The change in accounting policy to recognize forfeitures of share-based awards as they occur resulted in a net cumulative decrease in retained earnings of $0.1 million as of January 1, 2017. Additionally, in accordance with the provisions of ASU No. 2016-09, excess tax benefits or deficiencies arising from share-based awards are now reflected within the Consolidated Statements of Income as a component of income tax expense rather than as a component of shareholder's equity. During the year-ended December 31, 2017, the Company recognized $1.9 million of excess tax benefits related to share-based awards as a reduction to income tax expense within the Consolidated Statement of Income. The Company's adoption of the new standard also resulted in the prospective classification of excess tax benefits as cash flows from operating activities in the same manner as other cash flows related to income taxes within the Consolidated Statements of Cash Flows. Based on the prospective method of adoption chosen, the classification of excess tax benefits within the Consolidated Statements of Cash Flows for prior periods presented has not been adjusted to reflect the change. Additionally, during the year-ended December 31, 2017 the Company began presenting the cash outflows associated with taxes paid to taxing authorities on an employee's behalf for RSU award releases within financing activities in the Consolidated Statements of Cash Flows rather than within operating activities. The Company has applied this provision of the new standard retrospectively, and as such has restated net cash provided by operating activities and net cash used in financing activities for the impact of taxes paid to taxing authorities on an employee's behalf for RSU award releases within the Consolidated Statements of Cash Flows for the prior periods presented.

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

The Company has completed an evaluation of the impact this standard will have on its revenues, operating results, and consolidated financial statements, including the performance of a detailed review of each of its revenue streams and identification of the associated performance obligations, implementation of new business process controls over revenue recognition, as well as a comparison of historical accounting policies to revised accounting practices under the new standard. The primary impact of adopting the new standard will be modifications to the timing of revenue recognition for certain revenue streams. The adoption of this guidance will not have a material impact on the Company's business practices, financial condition, or results of operations. The Company will provide expanded disclosures pertaining to revenue recognition in our annual and quarterly filings beginning in the period of adoption during the first quarter of 2018. The Company will adopt the provisions of this standard during the first quarter of 2018 utilizing the modified retrospective method of adoption.

The Company has reviewed and considered all other recent accounting pronouncements and believes there are none that could potentially have a material impact on its financial condition, results of operations, or disclosures.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Market Risk
The Company has no derivative financial instruments or derivative commodity instruments, and believes the risk related to cash equivalents and marketable securities is limited due to the adherence to our investment policy, which focuses on capital preservation and liquidity. In addition, all investments must have a minimum credit rating of A minus (or equivalent) by at least one rating agency at the purchase date. All of the Company's cash equivalents and marketable securities were rated A- or higher as of December 31, 2017 and December 31, 2016, by at least one rating agency. In addition, the Company utilizes money managers who conduct initial and ongoing credit analysis on our investment portfolio to monitor and minimize the potential impact of market risk associated with its cash, cash equivalents and marketable securities. Despite the investment risk mitigation strategies the Company employs, we may incur investment losses as a result of unusual and unpredictable market developments and may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. Unusual and unpredictable market developments may also create liquidity challenges for certain assets in the Company's investment portfolio.

Interest Rate Risk
The Company manages interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates, which are tied to various market indices. The Company's future investment income may fall short of expectations due to changes in interest rates or it may suffer losses in principal if it is forced to sell securities that have declined in market value due to changes in interest rates. At December 31, 2017, a 10% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows.

Foreign Currency Exchange Risk
The Company uses the U.S. dollar as its reporting currency. The Company's foreign currency exchange risk is limited to minimal amounts of cash held in a foreign bank account denominated in Indian Rupees.

The Company has not used derivative contracts to hedge foreign currency exchange rate fluctuations.

Item 8.	Financial Statements and Supplementary Data
CAPELLA EDUCATION COMPANY

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Capella Education Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Capella Education Company (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 Framework and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 1999.

Minneapolis, Minnesota
March 1, 2018

CAPELLA EDUCATION COMPANY
Consolidated Balance Sheets
(In thousands, except par value)

	As of December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$106,566	$93,570
Marketable securities, current	45,226	45,458
Accounts receivable, net of allowance of $7,979 at December 31, 2017 and $6,682 at December 31, 2016	22,733	20,708
Prepaid expenses and other current assets	9,523	17,877
Total current assets	184,048	177,613
Marketable securities, non-current	29,570	23,320
Property and equipment, net	35,961	34,121
Goodwill	13,477	23,310
Intangibles, net	3,402	9,221
Deferred income taxes	2,839	1,853
Other assets	9,724	7,875
Total assets	$279,021	$277,313
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,281	$4,367
Accrued liabilities	26,619	31,302
Dividends payable	5,228	4,945
Deferred revenue	13,849	12,398
Total current liabilities	47,977	53,012
Deferred rent	12,365	13,693
Other liabilities	3,288	2,316
Total liabilities	63,630	69,021
Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares — 100,000; Issued and Outstanding shares — 11,635 at December 31, 2017 and 11,545 at December 31, 2016	116	115
Additional paid-in capital	127,804	121,581
Accumulated other comprehensive loss	(110)	(93)
Retained earnings	87,581	86,689
Total shareholders’ equity	215,391	208,292
Total liabilities and shareholders’ equity	$279,021	$277,313

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year-Ended December 31,
	2017	2016	2015
Revenues	$440,411	$429,390	$416,548
Costs and expenses:
Instructional costs and services	195,081	185,995	182,883
Marketing and promotional	109,394	103,458	99,629
Admissions advisory	29,163	29,292	28,206
General and administrative	41,714	42,438	35,498
Goodwill and intangible asset impairment charges	14,955	—	—
Merger transaction costs	3,728	—	—
Restructuring charges	1,282	—	—
Total costs and expenses	395,317	361,183	346,216
Operating income	45,094	68,207	70,332
Other income (expense), net	793	177	(133)
Income from continuing operations before income taxes	45,887	68,384	70,199
Income tax expense	22,477	25,980	26,569
Income from continuing operations	23,410	42,404	43,630
Income (loss) from discontinued operations, net of tax	95	565	(3,442)
Net income	$23,505	$42,969	$40,188
Basic net income (loss) per common share:
Continuing operations	$2.01	$3.65	$3.61
Discontinued operations	0.01	0.05	(0.28)
Basic net income per common share	$2.02	$3.70	$3.33
Diluted net income (loss) per common share
Continuing operations	$1.96	$3.58	$3.55
Discontinued operations	0.01	0.04	(0.28)
Diluted net income per common share	$1.97	$3.62	$3.27
Weighted average number of common shares outstanding:
Basic	11,623	11,614	12,079
Diluted	11,950	11,856	12,301
Cash dividends declared per common share	$1.66	$1.58	$1.50

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Comprehensive Income
(In thousands)

	Year-Ended December 31,
	2017	2016	2015
Net income	$23,505	$42,969	$40,188
Other comprehensive income (loss):
Foreign currency translation gain	3	185	76
Unrealized loss on marketable securities, net of tax	(20)	(50)	(13)
Comprehensive income	$23,488	$43,104	$40,251
The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statement of Shareholders’ Equity (In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2014	12,243	$122	$112,417	$(335)	$82,830	$195,034
Exercise of stock options, net	32	—	1,337	—	—	1,337
Share-based compensation	—	—	6,594	—	—	6,594
Tax shortfall realized from share-based compensation arrangements	—	—	(119)	—	—	(119)
Issuance of restricted stock, net	34	—	(925)	—	—	(925)
Repurchase of common stock	(485)	(4)	(4,455)	—	(21,547)	(26,006)
Cash dividends declared	—	—	—	—	(18,287)	(18,287)
Net income	—	—	—	—	40,188	40,188
Unrealized losses on marketable securities, net of tax	—	—	—	(13)	—	(13)
Foreign currency translation adjustments	—	—	—	76	—	76
Balance at December 31, 2015	11,824	$118	$114,849	$(272)	$83,184	$197,879
Exercise of stock options, net	158	1	5,362	—	—	5,363
Share-based compensation	—	—	6,422	—	—	6,422
Tax benefit realized from share-based compensation arrangements	—	—	462	—	—	462
Issuance of restricted stock, net	51	—	(763)	—	—	(763)
Repurchase of common stock	(488)	(4)	(4,751)	—	(20,878)	(25,633)
Cash dividends declared	—	—	—	—	(18,586)	(18,586)
Net income	—	—	—	—	42,969	42,969
Unrealized losses on marketable securities, net of tax	—	—	—	(50)	—	(50)
Foreign currency translation adjustments	—	—	—	229	—	229
Balance at December 31, 2016	11,545	$115	$121,581	$(93)	$86,689	$208,292
Cumulative effect of accounting change	—	—	217	—	(133)	84
Exercise of stock options, net	97	1	1,041	—	—	1,042
Share-based compensation	—	—	6,524	—	—	6,524
Issuance of restricted stock, net	44	1	(1,020)	—	—	(1,019)
Repurchase of common stock	(51)	(1)	(539)	—	(2,932)	(3,472)
Cash dividends declared	—	—	—	—	(19,548)	(19,548)
Net income	—	—	—	—	23,505	23,505
Unrealized losses on marketable securities, net of tax	—	—	—	(20)	—	(20)
Foreign currency translation adjustments	—	—	—	3	—	3
Balance at December 31, 2017	11,635	$116	$127,804	$(110)	$87,581	$215,391
The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Cash Flows
(In thousands)

	Year-Ended December 31,
	2017	2016	2015
Operating activities
Net income	$23,505	$42,969	$40,188
Income (loss) from discontinued operations, net of tax	95	565	(3,442)
Income from continuing operations	23,410	42,404	43,630
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	12,726	10,663	14,275
Depreciation and amortization	19,718	21,343	21,917
Amortization of investment discount/premium, net	1,410	2,129	2,293
Impairment of goodwill and intangible assets	14,955	—	—
Impairment of property and equipment	440	442	896
Loss on disposal of property and equipment	414	164	64
Share-based compensation	6,524	6,422	6,594
Excess tax benefits from share-based compensation	—	(1,136)	(439)
Deferred income taxes	(909)	(4,280)	(1,641)
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed from business acquisitions
Accounts receivable	(14,751)	(13,568)	(15,150)
Prepaid expenses and other current assets	(963)	(470)	(7,162)
Accounts payable and accrued liabilities	(6,214)	9,063	(2,474)
Income taxes payable	6,822	(2,823)	(2,980)
Deferred rent	(1,328)	11,819	(566)
Deferred revenue	1,451	3,902	1,540
Net cash provided by operating activities - continuing operations	63,705	86,074	60,797
Net cash provided by (used in) operating activities - discontinued operations	95	(2,874)	400
Net cash provided by operating activities	63,800	83,200	61,197
Investing activities
Acquisitions, net of cash acquired	—	(32,101)	—
Capital expenditures	(22,097)	(20,908)	(20,417)
Investment in partnership interests	(1,787)	(3,551)	(934)
Purchases of marketable securities	(73,680)	(29,216)	(32,640)
Maturities of marketable securities	66,220	31,430	30,175
Net cash used in investing activities - continuing operations	(31,344)	(54,346)	(23,816)
Net cash provided by (used in) investing activities - discontinued operations	3,243	15,032	(224)
Net cash used in investing activities	(28,101)	(39,314)	(24,040)
Financing activities
Excess tax benefits from share-based compensation	—	1,136	439
Net proceeds from exercise of stock options	1,042	5,363	1,337
Taxes paid for restricted stock units	(1,197)	(931)	(870)
Payment of dividends	(19,078)	(18,254)	(18,012)
Repurchases of common stock	(3,472)	(25,633)	(26,006)
Net cash used in financing activities - continuing operations	(22,705)	(38,319)	(43,112)
Net cash used in financing activities - discontinued operations	—	—	—
Net cash used in financing activities	(22,705)	(38,319)	(43,112)
Effect of foreign exchange rates on cash	2	(24)	(21)
Net increase (decrease) in cash and cash equivalents	12,996	5,543	(5,976)
Cash and cash equivalents and cash of business held for sale at beginning of year	93,570	88,027	94,003
Cash and cash equivalents and cash of business held for sale at end of year	106,566	93,570	88,027
Less cash of business held for sale at end of year	—	—	(1,923)
Cash and cash equivalents at end of year	$106,566	$93,570	$86,104
Supplemental disclosures of cash flow information
Income taxes paid	$16,616	$33,093	$31,171
Non-cash investing and financing activities:
Purchase of equipment included in accounts payable and accrued liabilities	$379	$784	$854
Declaration of cash dividend to be paid	5,041	4,785	4,646
Receivable due from sale of business	—	3,084	—
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

2. Strayer Merger

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

Pursuant to the terms of the Merger Agreement, which has been unanimously approved by the boards of directors of both companies, Merger Sub will merge with and into the Company with the Company surviving as a wholly-owned subsidiary of Strayer (the “Merger”). Following the completion of the Merger, Strategic Education, Inc. will be the corporate entity under which both Capella University and Strayer University will continue to operate as independent and separately accredited institutions. At the effective time of the Merger, each share of the Company’s stock will be exchanged for 0.875 shares of Strayer common stock. The Company continues to expect that the merger will close in the third quarter of 2018.

On November 22, 2017, the U.S. Federal Trade Commission granted early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In addition, on January 19, 2018, the Merger agreement was approved by the stockholders of the Company and Strayer. The proposed merger remains subject to the satisfaction of customary closing conditions, including approvals by State regulators and relevant accreditation bodies. By letter dated February 26, 2018, the Department of Education issued the results of its preacquisition review of the proposed change in ownership of the Company. That letter confirms that, subject to submission of additional documents following the closing, Capella University will have uninterrupted participation in the Title IV Programs while the Department of Education completes its review of the relevant documentation.

During the year-ended December 31, 2017, the Company incurred $3.7 million in transaction costs related to the Merger agreement, primarily attributable to consulting, legal, and investment banking fees incurred by the Company in connection with the proposed Merger agreement. These costs are included in Merger transaction costs within the Consolidated Statement of Income for the year-ended December 31, 2017.

The Merger Agreement provides for certain termination rights for both the Company and Strayer. In the event that the Company terminates the Merger Agreement under certain specified circumstances, the Company would be required to pay Strayer a termination fee in the amount of $25.0 million, and in the event that Strayer terminates the Merger Agreement under certain specified circumstances, Strayer would be required to pay the Company a termination fee in the amount of $25.0 million.

3. Summary of Significant Accounting Policies

Consolidation
The consolidated financial statements include the accounts of the Company, the University, Sophia, CLS, Hackbright, DevMountain, and Arden University (prior to the divestiture date), after elimination of intercompany accounts and transactions. Arden University was divested during the third quarter of 2016, and prior to the date of sale was presented as discontinued operations within the financial statements and corresponding footnotes. Arden operated on a fiscal year ending October 31, and prior to the divestiture, this was also the date used for consolidation. Refer to Footnote 4 -Discontinued Operations - for further information related to the divestiture of Arden University. During the second quarter of 2016, the Company acquired
Hackbright and DevMountain. We accounted for these acquisitions as business combinations as of the close of each transaction.
The assets acquired and liabilities assumed in conjunction with the acquisitions were recorded at fair value as of the respective acquisition dates, with the results of operations reflected in the Consolidated Statements of Income from the acquisition dates going forward. Refer to Footnote 15, Acquisitions, for further information related to these acquisitions.

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

Additionally, during the year-ended December 31, 2017 the Company began presenting the cash outflows associated with taxes paid to taxing authorities on an employee's behalf for restricted stock unit award releases within financing activities in the Consolidated Statements of Cash Flows rather than within operating activities based on the guidance set forth within Accounting Standards Update (ASU) 2016-09. The Company has applied this provision of the new standard retrospectively, and as such has restated net cash provided by operating activities and net cash used in financing activities for the impact of taxes paid to taxing authorities on an employee's behalf for restricted stock unit award releases within the Consolidated Statements of Cash Flows for the prior periods presented.

Restructuring Charges
In December 2017, the Company eliminated approximately 25 positions in a plan to align the organization with 2018 strategic priorities, incurring charges of approximately $1.3 million during the year-ended December 31, 2017. Restructuring charges relate primarily to severance costs and other termination benefits associated with former Company employees whose employment at the Company was involuntarily terminated during the period as we aligned the organization with 2018 strategic priorities and right-sized the cost structure in the Job-Ready Skills segment. Severance and related termination benefits are recorded during the period in which no additional services are required to be performed by the former employee in order to receive severance benefits. These charges are included within Restructuring charges in the Consolidated Statement of Income for the year-ended December 31, 2017.

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition
The Company’s revenues primarily consist of tuition. Tuition revenue is deferred and recognized as revenue ratably over the period of instruction. Revenue derived from course resource fees is recognized in a manner consistent with tuition revenue. For GuidedPath (traditional credit-hour) learners who withdraw or drop a course, the Company follows the University refund policy, which generally is: 100 percent refund through five days, 75 percent refund from six to twelve days, and zero percent refund for the remainder of the period. The refund policy varies slightly for learners within certain states due to state rules or regulations. FlexPath learners receive a 100 percent refund through calendar day twelve of the course for their first billing session only and a zero percent refund after that date and for all subsequent billing sessions. The Company does not recognize revenue for learners who enroll but never engage in the courseroom. Refunds are recorded as a reduction of revenue in the period that the learner withdraws from a course. When the University is required to return funds distributed under Title IV Programs of the Higher Education Act (Title IV or Title IV Programs) to the Department of Education, the learner is not released from his or her payment obligation.

Beginning in fiscal year 2016, we record revenue for learners who drop all courses or withdraw from the University with an unpaid tuition balance at the time of cash collection. This change is consistent with the Company's belief that such unpaid balances do not meet the threshold of reasonable collectability which must be met in order to recognize revenue. During the period in which a learner drops all courses or withdraws from the University prior to finalizing coursework, no additional revenue will be recognized until payment is received from the learner. This change did not have a material impact on our revenues or results of operations in the prior or current periods, and is not expected to have a material impact on revenues or results of operations in subsequent periods.

Residency tuition revenue is recognized over the length of the residency, which ranges from three to 42 days.

Deferred revenue in any period represents the excess of tuition and fees received as compared to tuition and fees recognized as revenue in the consolidated statements of income and is reflected as a current liability on our consolidated balance sheets.

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability, failure or refusal of our learners to make required payments. The Company determines the allowance for doubtful accounts amount based on an analysis of our accounts receivable portfolio and historical write-off experience, and current economic conditions, recoveries and trends. Bad debt expense is recorded as an instructional costs and services expense in the consolidated statements of income. The Company generally writes off accounts receivable balances once the account is deemed to be uncollectible, which typically occurs after outside collection agencies have pursued collection efforts. The Company recorded bad debt expense of $12.7 million, $10.7 million, and $14.3 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Cash and Cash Equivalents
The Company considers all highly liquid marketable securities with maturities of three months or less at the time of purchase to be cash equivalents. The Company's cash equivalents consist of cash held as demand deposits with financial institutions and short-term money market funds. Cash equivalents are carried at fair value.

Marketable Securities
Management determines the appropriate designation of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s marketable securities are designated as available-for-sale as of December 31, 2017 and 2016 and consist of tax-exempt municipal securities, variable rate demand notes, and corporate debt securities.

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

Management believes the credit risk related to cash equivalents and marketable securities is limited due to the adherence to an investment policy that requires marketable securities to have a minimum credit rating of A minus (or equivalent) at the time of purchase. All of the Company’s cash equivalents and marketable securities as of December 31, 2017 and 2016 consist of investments rated A - or higher by at least one rating agency. In addition, the Company utilizes money managers who conduct initial and ongoing credit analysis on its investment portfolio to monitor and minimize the potential impact of market risk associated with its cash equivalents and marketable securities.

Management believes that the credit risk related to accounts receivable is mitigated due to the large number and diversity of learners that principally comprise the Company’s customer base. The Company’s credit risk with respect to these accounts receivable is mitigated through the participation of a majority of the learners in federally funded financial aid programs.

For the years ended December 31, 2017, 2016, and 2015, 75.53%, 76.94%, and 75.47% of Capella University's revenues (calculated on a cash basis) were collected from funds distributed under Title IV Programs, respectively. The financial aid and assistance programs are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels.

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

The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered not recoverable, an impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. The Company recorded impairment charges related to property and equipment of $0.4 million, $0.4 million, and $0.9 million during the years ended December 31, 2017, 2016, and 2015, respectively. The impairment charges primarily consist of technology-related projects for which the expected future net cash flows may not exceed the carrying value of the related assets as well as furniture and office equipment deemed to be impaired in conjunction with the initiative to re-design corporate office space. These charges are recorded in the Consolidated Statements of Income and classified as instructional costs and services, marketing and promotional, admissions advisory, or general and administrative expense based on the primary function with which the asset was associated.

Income Taxes
The Company uses the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts. The Company has deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted statutory tax rates that are expected to apply in the years in which the temporary differences are expected to be recovered or paid. Deferred tax assets are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. The Company considers all positive and negative evidence relating to the realization of the deferred tax assets in assessing the need for a valuation allowance.
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

The Company's goodwill impairment test includes an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount based on the qualitative assessment, or that a qualitative assessment should not be performed for a reporting unit, the Company proceeds with performing a quantitative goodwill impairment test. In performing the quantitative goodwill impairment test, the Company compares the fair value of the reporting unit to the carrying value of its net assets. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and no further testing is required. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, an impairment loss is recognized to the extent the fair value of the reporting unit is less than the carrying value of the reporting unit's net assets.
The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis, including determining whether to perform the optional qualitative assessment and determining the fair value of the reporting unit under the quantitative test. The quantitative goodwill testing process includes the use of industry accepted valuation methods, management review and approval of certain criteria and assumptions and engaging third-party valuation specialists to assist with the analysis.

Advertising
The Company expenses all advertising costs as incurred, other than production-related advertising costs primarily attributable to television commercials, which are capitalized as a prepaid expense when paid and subsequently expensed at the time of first airing. Advertising costs for 2017, 2016, and 2015 were $71.3 million, $67.0 million, and $68.9 million, respectively, which are included within marketing and promotional expenses in our Consolidated Statements of Income.

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

	Year-Ended December 31,
	2017	2016	2015
Numerator:
Income from continuing operations	$23,410	$42,404	$43,630
Income (loss) from discontinued operations, net of tax	95	565	(3,442)
Net income	$23,505	$42,969	$40,188
Denominator:
Denominator for basic net income per common share - weighted average shares outstanding	11,623	11,614	12,079
Effect of dilutive stock options, restricted stock, and market stock units	327	242	222
Denominator for diluted net income per common share - weighted average shares outstanding	11,950	11,856	12,301
Basic net income (loss) per common share
Continuing operations	$2.01	$3.65	$3.61
Discontinued operations	0.01	0.05	(0.28)
Basic net income per common share	$2.02	$3.70	$3.33
Diluted net income (loss) per common share
Continuing operations	$1.96	$3.58	$3.55
Discontinued operations	0.01	0.04	(0.28)
Diluted net income per common share	$1.97	$3.62	$3.27
Options to purchase 0.1 million, 0.3 million, and 0.3 million common shares, were outstanding but not included in the computation of diluted net income per common share in 2017, 2016, and 2015, respectively, because their effect would be antidilutive.

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

•
Stock options, restricted stock units, and performance-based restricted stock units. To calculate the estimated fair value of stock options on the date of grant, the Company uses the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the Company to estimate key assumptions such as the expected term, volatility, risk-free interest rate, and dividend yield to determine the fair value of stock options, based on both historical information and management judgment regarding market factors and trends.

The Company recognizes share-based compensation expense for stock options and restricted stock unit awards using the straight-line method over the period that the awards are expected to vest, which is also the service period, net of actual forfeitures. Share-based compensation expense for performance-based restricted stock award units is determined based on the expected payout of the award.

As part of its adoption of ASU No. 2016-09, the Company made an accounting policy election to change the way in which it accounts for forfeitures of share-based awards. Specifically, beginning in 2017, the Company recognizes forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. As such, adjustments to true-up the estimated forfeiture rate to actual forfeitures are no longer necessary.

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

Recent Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-09, Scope of Modification Accounting, which is included in FASB Accounting Standards Codification (ASC) Topic 718 Compensation - Stock Compensation. The new standard clarifies when changes to the terms and conditions of share-based payment awards must be treated as modifications. Specifically, the new guidance permits companies to make certain changes to awards without accounting for them as modifications. The guidance will be effective for the Company’s annual and interim reporting periods beginning January 1, 2018, with early adoption permitted. The Company adopted this guidance during the fourth quarter of 2017, and it did not have a material impact on its business practices, financial condition, results of operations, or disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Accounting for Goodwill Impairment, which is included in ASC Topic 350, Intangibles - Goodwill and Other. The new standard eliminates the quantitative goodwill impairment analysis requirement to determine the fair value of individual assets and liabilities of a reporting unit to calculate the amount of any goodwill impairment and instead permits an entity to recognize goodwill impairment loss as the excess of a reporting unit's carrying value over the estimated fair value of the reporting unit, to the extent this amount does not exceed the carrying amount of goodwill. The new guidance continues to allow an entity to perform a qualitative assessment over goodwill impairment indicators in lieu of a quantitative assessment in certain situations. The guidance will be effective for the Company's annual and interim reporting periods beginning January 1, 2020, with early adoption permitted. The Company adopted this guidance as of January 1, 2017 and recognized a goodwill impairment charge within the Consolidated Statement of Income for the year ended December 31, 2017 to the extent that the Coding Schools reporting unit's carrying value exceeded the estimated fair value of the reporting unit. We did not proceed with estimating the fair value of individual assets and liabilities or the associated implied fair value of goodwill for the Coding Schools reporting unit (formerly step 2 of the goodwill impairment analysis process) as part of the 2017 goodwill impairment analysis as a result of the adoption of this guidance. Refer to Footnote 8 - Goodwill and Intangible Assets - for further discussion of the impact of adoption of this guidance on the goodwill impairment evaluation process and results of the 2017 goodwill impairment analysis.

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

As part of its adoption of ASU No. 2016-09, the Company made an accounting policy election to change the way in which it accounts for forfeitures of share-based awards. Specifically, beginning in the first quarter of 2017, the Company recognizes forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. The change in accounting policy to recognize forfeitures of share-based awards as they occur resulted in a net cumulative decrease in retained earnings of $0.1 million as of January 1, 2017. Additionally, in accordance with the provisions of ASU No. 2016-09, excess tax benefits or deficiencies arising from share-based awards are now reflected within the Consolidated Statements of Income as a component of income tax expense rather than as a component of shareholder's equity. During the year-ended December 31, 2017, the Company recognized $1.9 million of excess tax benefits related to share-based awards as a reduction to income tax expense within the Consolidated Statement of Income. The Company's adoption of the new standard also resulted in the prospective classification of excess tax benefits as cash flows from operating activities in the same manner as other cash flows related to income taxes within the Consolidated Statements of Cash Flows. Based on the prospective method of adoption chosen, the classification of excess tax benefits within the Consolidated Statements of Cash Flows for prior periods presented has not been adjusted to reflect the change. Additionally, during the year-ended December 31, 2017 the Company began presenting the cash outflows associated with taxes paid to taxing authorities on an employee's behalf for RSU award releases within financing activities in the Consolidated Statements of Cash Flows rather than within operating activities. The Company has applied this provision of the new standard retrospectively, and as such has restated net cash provided by operating activities and net cash used in financing activities for the impact of taxes paid to taxing authorities on an employee's behalf for RSU award releases within the Consolidated Statements of Cash Flows for the prior periods presented.

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

The Company has completed an evaluation of the impact this standard will have on its revenues, operating results, and consolidated financial statements, including the performance of a detailed review of each of its revenue streams and identification of the associated performance obligations, implementation of new business process controls over revenue recognition, as well as a comparison of historical accounting policies to revised accounting practices under the new standard. The primary impact of adopting the new standard will be modifications to the timing of revenue recognition for certain revenue streams. The adoption of this guidance will not have a material impact on the Company's business practices, financial condition, or results of operations. The Company will provide expanded disclosures pertaining to revenue recognition in our annual and quarterly filings beginning in the period of adoption during the first quarter of 2018. The Company will adopt the provisions of this standard during the first quarter of 2018 utilizing the modified retrospective method of adoption.

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

As a result of the sale, the Company recorded a gain of $4.1 million during the year-ended December 31, 2016. During the year-ended December 31, 2017, the Company recorded a gain of $0.1 million related to interest on the November 2016 and February 2017 deferred payments.

For tax purposes, the Company incurred a capital loss on the sale and recorded a full valuation allowance on the related deferred tax asset based on the Company's expectation that it will not generate capital gains prior to the expiration of the capital loss.

A reconciliation of the line items comprising the results of operations of the Arden University business to the income (loss) from discontinued operations through the date of sale presented in the Consolidated Statements of Income for the years ended December 31, 2017, 2016, and 2015, in thousands, is included in the following table:

	Year-Ended December 31,
	2017	2016	2015
Revenues	$—	$8,765	$13,718
Costs and expenses:
Instructional costs and services	—	4,345	6,969
Marketing and promotional	—	3,527	4,784
Admissions advisory	—	698	987
General and administrative	—	3,837	4,278
Total costs and expenses	—	12,407	17,018
Operating loss	—	(3,642)	(3,300)
Gain on sale of Arden	149	4,070	—
Other income (expense), net	—	(288)	(84)
Income (loss) before income taxes	149	140	(3,384)
Income tax expense (benefit)	54	(425)	58
Income (loss) from discontinued operations, net of tax	$95	$565	$(3,442)
5. Marketable Securities
The following is a summary of marketable securities, in thousands:

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$35,070	$—	$(87)	$34,983
Corporate debt securities	16,102	8	(92)	16,018
Variable rate demand notes	23,795	—	—	23,795
Total	$74,967	$8	$(179)	$74,796

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$63,113	$2	$(152)	$62,963
Corporate debt securities	5,804	13	(2)	5,815
Total	$68,917	$15	$(154)	$68,778
The unrealized gains and losses on the Company’s investments in municipal and corporate debt securities as of December 31, 2017 and 2016 were caused by changes in market values primarily due to interest rate changes. Substantially all of the Company's securities in an unrealized loss position as of December 31, 2017 had been in an unrealized loss position for less than twelve months. The Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be maturity. No other-than-temporary impairment charges were recorded for the years ended December 31, 2017, 2016, and 2015.

The following table summarizes the remaining contractual maturities of the Company’s marketable securities, in thousands:

	As of December 31, 2017	As of December 31, 2016
Due within one year	$45,226	$45,458
Due after one year through five years	29,570	23,320
Total	$74,796	$68,778

Amounts due within one year in the table above included $23.8 million of variable rate demand notes, with contractual maturities ranging from 9 years to 31 years as of December 31, 2017. The variable rate demand notes are floating rate municipal bonds with embedded put options that allow the Company to sell the security at par plus accrued interest on a settlement basis ranging from one day to seven days. We have classified these securities based on their effective maturity date, which ranges from one day to seven days from the balance sheet date.

The following table is a summary of the proceeds from the maturities of marketable securities, in thousands:

	Years Ended December 31,
	2017	2016	2015
Maturities of marketable securities	$66,220	$31,430	$30,175
Total	$66,220	$31,430	$30,175

The Company did not record any gross realized gains or gross realized losses in net income during the years ended December 31, 2017, 2016, and 2015. Additionally, there were no proceeds from sales of marketable securities prior to maturity during the years ended December 31, 2017, 2016, and 2015.

6. Fair Value Measurements

The following tables summarize certain information for assets and liabilities measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements as of December 31, 2017 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$17,951	$17,951	$—	$—
Money market	88,615	88,615	—	—
Marketable securities:
Tax-exempt municipal securities	34,983	—	34,983	—
Corporate debt securities	16,018	—	16,018	—
Variable rate demand notes	23,795	—	23,795	—
Total assets at fair value on a recurring basis	$181,362	$106,566	$74,796	$—

	Fair Value Measurements as of December 31, 2016 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$24,658	$24,658	$—	$—
Money market	68,237	68,237	—	—
Variable rate demand notes	675	—	675	—
Marketable securities:
Tax-exempt municipal securities	62,963	—	62,963	—
Corporate debt securities	5,815	—	5,815	—
Total assets at fair value on a recurring basis	$162,348	$92,895	$69,453	$—

The Company measures cash and cash equivalents at fair value primarily using real-time quotes for transactions in active exchange markets involving identical assets. The Company’s marketable securities are classified within Level 2 and are valued using readily available pricing sources for comparable instruments utilizing market observable inputs. The Company does not hold securities in inactive markets. The Company did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the years-ended December 31, 2017 and 2016.

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

The following table presents a reconciliation of the fair value of the DevMountain contingent consideration, in thousands:

	Year-Ended December 31,
	2017	2016
Balance, beginning of period	$—	$—
Initial fair value of contingent consideration	—	1,500
Measurement period adjustment	—	(1,500)
Balance, end of period	$—	$—

Refer to Footnote 15 - Acquisitions - for information related to the purchase price allocations of Hackbright and DevMountain, including the valuation of intangible assets acquired and goodwill related to the acquisitions.

7. Property and Equipment

Property and equipment consist of the following, presented in thousands:

	As of December 31,
	2017	2016
Computer software	$157,290	$147,149
Computer equipment	19,196	34,693
Furniture and office equipment	7,961	8,229
Leasehold improvements	1,533	813
Property and equipment, gross	185,980	190,884
Less accumulated depreciation and amortization	(150,019)	(156,763)
Property and equipment, net	$35,961	$34,121

Depreciation expense for the years ended December 31, 2017, 2016, and 2015 was $19.0 million, $20.8 million, and $21.9 million, respectively. Included in these amounts is amortization of capitalized internally developed software of $14.6 million, $16.1 million, and $15.8 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Computer software includes approximately $27.6 million and $25.4 million of unamortized internally developed software as of December 31, 2017 and 2016, respectively.

8. Goodwill and Intangible Assets

Goodwill
During the second quarter of 2016, the Company completed the acquisitions of Hackbright and DevMountain for $18.0 million and $15.0 million in cash paid at closing, respectively. Refer to Footnote 15 - Acquisitions, for additional detail related to the acquisitions and the associated purchase price allocation. The carrying amount of goodwill as of December 31, 2017, all of which relates to the acquisitions of Hackbright and DevMountain, was $13.5 million. All of the goodwill recognized in connection with the acquisitions has been allocated to the Job-Ready Skills reportable segment.

The following table presents a rollforward of goodwill balances for the years ended December 31, 2017 and 2016, in thousands:

	Year-Ended December 31,
	2017	2016
Balance, beginning of period	$23,310	$—
Goodwill acquired as part of business combinations	—	23,310
Measurement period adjustment	22	—
Impairment of goodwill	(9,855)	—
Balance, end of period	$13,477	$23,310

For goodwill impairment assessment purposes, the Company collectively refers to Hackbright and DevMountain as the Coding Schools reporting unit. The Company elected to bypass a qualitative impairment assessment over goodwill and proceed directly to the quantitative impairment assessment using the first day of the fourth quarter of 2017 as the assessment date. As discussed in Footnote 3, Summary of Significant Accounting Policies, the Company adopted ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Accounting for Goodwill Impairment as of January 1, 2017. This guidance simplifies the quantitative goodwill impairment assessment process by effectively eliminating step 2 of the impairment evaluation (which required a company to estimate the fair value of individual assets and liabilities of a reporting unit to determine the amount of any goodwill impairment) and instead permits an entity to recognize a goodwill impairment charge as the excess of a reporting unit's carrying value over the estimated fair value of the reporting unit.

The Company performed the quantitative goodwill impairment test using an income-based approach to determine fair value. The income approach consisted of a discounted cash flow model that included probability weighted projections of future cash flows for the Coding Schools reporting unit under various scenarios, calculating a terminal value, and discounting such cash flows by a risk-adjusted rate of return. The determination of fair value of the Coding Schools reporting unit primarily consists of using unobservable inputs under the fair value measurement standards

The Company believes that the most critical assumptions and estimates used in determining the estimated fair value of its Coding Schools reporting unit, include, but are not limited to, the amounts and timing of expected future cash flows, the discount rate and the terminal growth rate. The assumptions used in determining the expected future cash flows consider various factors such as historical operating trends, particularly in student enrollment and pricing, anticipated economic and regulatory conditions, reasonable expectations for planned business expansion opportunities, and long-term operating strategies and initiatives. The discount rate is based on the Company's assumption of a prudent investor's required rate of return for assuming the risk of investing in a particular company. The terminal growth rate reflects the sustainable operating income a reporting unit could generate in a perpetual state as a function of revenue growth, inflation and future margin expectations. The Company also believes that the assumptions used in the goodwill impairment tests are consistent with a reasonable market participant view while employing the concept of highest and best use of the asset.

Based on the results of the quantitative goodwill impairment analysis performed, the Company recorded a $9.9 million goodwill impairment charge during the year-ended December 31, 2017 which is reflected within the Goodwill and intangible asset impairment charges line in the Consolidated Statements of Income. The goodwill impairment charge represents the excess of the carrying value of the net assets of the Coding Schools reporting unit over the estimated fair value of the reporting unit calculated as part of the annual quantitative goodwill impairment assessment. The goodwill impairment charge was entirely attributable to the Coding Schools reporting unit, which is included within the Company's Job-Ready Skills segment. There was no goodwill impairment charge recorded during the year-ended December 31, 2016.

Intangible Assets
In connection with the purchase price allocations arising from the acquisitions of Hackbright and DevMountain during the second quarter of 2016, the Company identified certain existing trade names, customer relationships, and course content which are considered to be intangible assets. The customer relationship and course content acquired intangible assets were determined to be finite-lived and are being amortized on a straight-line basis, which is consistent with the expected use of economic benefits associated with these assets. The Company assigned an indefinite useful life to the trade name intangible assets, as it is believed these assets have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic or other factors to limit the useful life of the trade name intangibles. The gross carrying amount and accumulated amortization of acquired intangible assets, all of which are related to the second quarter 2016 acquisitions of Hackbright and DevMountain, are as follows, in thousands:

	As of December 31, 2017	As of December 31, 2016
Course content	$1,100	$1,100
Customer relationships	800	800
Finite-lived intangible assets, gross	1,900	1,900

Accumulated amortization - course content	(960)	(441)
Accumulated amortization - customer relationships	(338)	(138)
Total accumulated amortization	(1,298)	(579)
Finite-lived intangible asset, net	$602	$1,321

Indefinite-lived trade names (non-amortizable), gross	7,900	7,900
Impairment of trade names	(5,100)	—
Indefinite-lived trade names (non-amortizable), net	$2,800	$7,900

Total intangible assets, net	$3,402	$9,221

In conducting the annual impairment test for indefinite-lived intangible assets, the Company may elect to first evaluate the likelihood of impairment by considering qualitative factors relevant to the reporting unit, such as macroeconomic conditions, industry and market considerations, cost factors and financial performance relevant to the asset being tested, and any other factors that have a significant bearing on fair value, such as royalty rates. The Company elected to bypass a qualitative impairment assessment over indefinite-lived intangible assets and proceed directly to the quantitative impairment assessment using the first day of the fourth quarter of 2017 as the assessment date.

The Company performed the quantitative indefinite-lived intangible asset impairment test using an income-based approach to determine fair value. The income approach consisted of a discounted cash flow model, using the relief from royalty method, which included probability weighted projections of future revenues for both Hackbright and DevMountain under various scenarios, identifying a royalty rate, calculating a terminal value, and discounting such cash flows by a risk-adjusted rate of return. The determination of fair value of Hackbright and DevMountain trade names primarily consists of using unobservable inputs under the fair value measurement standards.
The Company believes that the most critical assumptions and estimates used in determining the estimated fair value of the Hackbright and DevMountain trade names, include, but are not limited to, the amounts and timing of expected future revenues, the royalty rate, the discount rate and the terminal growth rate. The assumptions used in determining the expected future revenues consider various factors such as historical operating trends, particularly in student enrollment and pricing, anticipated economic and regulatory conditions, reasonable expectations for planned business expansion opportunities, and long-term operating strategies and initiatives. The royalty rate is based on our assumption of what a reasonable market participant would pay to license the Hackbright and DevMountain trade names, expressed as a percentage of revenues. The discount rate is based on the Company's assumption of a prudent investor's required rate of return for assuming the risk of investing in a particular company. The terminal growth rate reflects the sustainable revenue growth the business could generate in a perpetual state as a function of inflationary expectations. The Company also believes that the assumptions used in the indefinite-lived intangible asset impairment tests are consistent with a reasonable market participant view while employing the concept of highest and best use of the asset.
Based on the results of the quantitative indefinite-lived intangible asset impairment assessment performed, the Company recorded a $5.1 million impairment charge during the year-ended December 31, 2017, which is reflected within the Goodwill and intangible asset impairment charges line in the Consolidated Statements of Income. The indefinite-lived intangible asset impairment charge represents the excess of the carrying value of the Hackbright and DevMountain trade names over their respective estimated fair values calculated as part of the annual quantitative indefinite-lived intangible asset impairment assessment. The indefinite-lived intangible asset impairment charge was entirely attributable to the Hackbright and DevMountain trade names, and is reflected within the Company's Job-Ready Skills segment. There was no impairment charge related to indefinite-lived intangible assets recorded during the year-ended December 31, 2016.

The Company amortizes its finite-lived intangible assets on a straight-line basis. The estimated useful lives of the finite-lived intangible assets range from one to four years. The remaining weighted average useful life of the Company’s finite-lived intangible assets as of December 31, 2017 is 1.8 years. All of the intangible assets recognized in connection with the acquisitions of Hackbright and DevMountain have been allocated to the Job-Ready Skills reportable segment. The following table presents the total amount of amortization expense recognized for definite-lived intangible assets, in thousands.

	Year-Ended December 31,
	2017	2016	2015
Amortization expense	$719	$579	$—

The following table presents future amortization expense for finite-lived intangible assets as of December 31, 2017, in thousands:

2018	340
2019	200
2020	62
2021	—
2022	—
2023 and thereafter	—
Total	$602

9. Accrued Liabilities

Accrued liabilities consist of the following, in thousands:

	As of December 31, 2017	As of December 31, 2016
Accrued compensation and benefits	$9,151	$12,976
Accrued instructional	3,662	3,811
Accrued vacation	1,122	1,111
Accrued invoices	10,683	11,252
Other(1)	2,001	2,152
Total	$26,619	$31,302

(1) "Other" in the table above consists primarily of the current portion of deferred rent, customer deposits, and other miscellaneous accruals.
10. Commitments and Contingencies

Operating Leases
The Company leases its office facilities and certain office equipment under various noncancelable operating leases. On August 5, 2016, the Company entered into an amendment of its lease with Minneapolis 225 Holdings, LLC pursuant to which the Company renewed and extended its existing lease for premises at 225 South Sixth Street in Minneapolis, Minnesota through October 31, 2028. Renewal terms under the amended lease agreement included a reduction in the area of leased space occupied by the Company of approximately 64,000 square feet and provided for lease incentives of approximately $13.6 million. The lease incentives, which were paid in cash to the Company by the lessor, are included within deferred rent and accrued liabilities within the Consolidated Balance Sheet and will be recognized ratably as a reduction of rent expense over the term of the lease. Renewal terms under this lease allow the Company to extend the lease for up to two additional five-year terms.

The following presents the Company's future minimum lease commitments as of December 31, 2017, in thousands:

2018	$6,886
2019	5,695
2020	5,329
2021	4,689
2022	4,550
2023 and thereafter	28,305
Total	$55,454

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

Total rent expense, related taxes, and operating expenses under operating leases for the years ended December 31, 2017, 2016, and 2015, was $10.7 million, $10.8 million, and $10.0 million, respectively.

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

Borrowings under the Credit Agreement bear interest at a rate equal to LIBOR plus an applicable rate of 1.75% to 2.25% based on the Company’s consolidated leverage ratio or, at the Company’s option, an alternative base rate (defined as the higher of (a) the federal funds rate plus 0.5%, (b) Bank of America’s prime rate, or (c) the one-month LIBOR plus 1.0%) plus an applicable rate of 0.75% to 1.25% based on the Company’s consolidated leverage ratio. The Credit Agreement requires payment of a commitment fee, based on the Company’s consolidated leverage ratio, charged on the unused credit facility. The Company recorded commitment fee expenses of $0.3 million, $0.3 million, and $0.3 million in other income (expense), net, for the years ended December 31, 2017, 2016, and 2015, respectively. Outstanding letters of credit are also charged a fee, based on the Company’s consolidated leverage ratio. The Company capitalized approximately $0.8 million of debt issuance costs related to the December 18, 2015 credit facility, and these costs are being amortized on a straight-line basis over a period of five years. Charges related to our credit facility are included in other income (expense), net.

The Credit Agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Failure to comply with the covenants contained in the Credit Agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. As of December 31, 2017 and December 31, 2016 there were no borrowings under the credit facility, and the Company was in compliance with all debt covenants.

Litigation
In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, claims involving learners or graduates and routine employment matters. In addition, the proposed merger with Strayer Education, Inc. also may subject the Company to shareholder or other related litigation. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of December 31, 2017 that are probable and estimable, for which the outcome could have a material adverse impact on its consolidated financial position or results of operations.

11. Share Repurchase Program and Dividends

Share Repurchase Program
The Company announced its current share repurchase program in July 2008. The Board of Directors authorizes repurchases of outstanding shares of common stock from time to time depending on market conditions and other considerations. A summary of the Company’s comprehensive share repurchase activity from the program's commencement through December 31, 2017, all of which was part of its publicly announced program, is presented below, in thousands:

Board authorizations:
July 2008	$60,000
August 2010	60,662
February 2011	65,000
December 2011	50,000
August 2013	50,000
December 2015	50,000
Total amount authorized	335,662
Total value of shares repurchased	308,702
Residual authorization	$26,960

The following table summarizes shares repurchased, in thousands:

	Year-Ended December 31,
	2017	2016
Number of shares repurchased	51	488
Value of shares repurchased, excluding commissions	$3,471	$25,614

As of December 31, 2017, the Company had purchased an aggregate of 6.7 million shares under the program’s outstanding authorizations at an average price per share of $46.28 totaling $308.7 million.

Dividends
During the year-ended December 31, 2017, the Company declared the following cash dividends, presented below in thousands except per share amounts:

Declaration Date	Record Date	Payment Date	Dividend per Share	Total Dividend Amount
February 22, 2017	March 10, 2017	April 13, 2017	$0.41	$4,813
May 2, 2017	May 24, 2017	July 14, 2017	$0.41	$4,847
August 3, 2017	August 25, 2017	October 13, 2017	$0.41	$4,847
December 7, 2017	December 22, 2017	January 18, 2018	$0.43	$5,041

During the three months ended December 31, 2017, the dividend of $0.43 per outstanding share of common stock declared on December 7, 2017 was recorded as a reduction to retained earnings. Of the total dividend amount, $5.0 million is attributable to shares of common stock outstanding as of the record date and restricted stock units (RSUs) expected to vest in the next twelve months. This amount, along with the portion of dividends declared in prior quarters related to unvested RSUs, is included within dividends payable in the Company's consolidated balance sheet as of December 31, 2017. The remaining balance is attributable to dividends declared on restricted stock units expected to vest subsequent to the next twelve months and is classified as other liabilities in the Company's consolidated balance sheet as of December 31, 2017. Dividends declared on RSUs are forfeitable prior to vesting. All future dividends are subject to declaration by the Company's board of directors and may be adjusted due to future business needs or other factors deemed relevant by the board of directors.

12. Share-Based Compensation

Share-Based Incentive Plans
On May 6, 2014, the Company implemented a stock incentive plan (the 2014 Plan) that allows for incentive stock options, non-qualified stock options, stock appreciation rights (SARs), restricted stock awards (RSAs), stock unit awards, and other stock-based awards to be granted to employees, directors, officers, and others. The 2014 Plan authorized the issuance of 480,000 shares of the Company's common stock, plus 830,888 shares that remained available for future grants under the 2005 Stock Incentive Plan (the 2005 Plan) on the effective date of the 2014 Plan. Upon effectiveness of the 2014 Plan, no further awards have been or will be made under the 2005 Plan. As of December 31, 2017, the maximum number of shares of common stock reserved under the 2014 Plan was approximately 1.3 million, of which 1.1 million shares were available for grant.

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

Share-Based Compensation Expense
The table below reflects the Company’s share-based compensation expense recognized in the consolidated statements of income, in thousands:

	Year-Ended December 31,
	2017	2016	2015
Instructional costs and services	$781	$721	$408
Marketing and promotional	765	777	581
Admissions advisory	46	54	39
General and administrative	4,932	4,870	5,566
Share-based compensation expense included in operating income	6,524	6,422	6,594
Tax benefit from share-based compensation expense	2,543	2,433	2,458
Share-based compensation expense, net of tax	$3,981	$3,989	$4,136

The following table summarizes additional information regarding share-based compensation arrangements for the years presented, in thousands:

	Year-Ended December 31,
	2017	2016	2015
Net proceeds from stock options exercised	$1,042	$5,363	$1,337
Intrinsic value of stock options exercised	7,820	5,294	615
Tax benefit (shortfall) realized from share-based compensation arrangements	1,901	462	(119)

As of December 31, 2017, total compensation cost related to nonvested service-based stock options, RSUs, and MSUs to be recognized in future periods was $3.4 million. The weighted average period over which this expense will be recognized is 1.0 year. The fair value of stock options and RSUs that vested during the years ended December 31, 2017, 2016, and 2015 was $5.9 million, $4.6 million, and $6.0 million, respectively.

Service-Based Stock Options
The following table summarizes stock option activity for the year-ended December 31, 2017:

	Plan Options Outstanding
	Non-Qualified	Weighted-Average Exercise Price per Share
	(in thousands, except per share data)
Balance, December 31, 2016	565	$53.97
Granted	107	76.70
Exercised	(212)	55.47
Forfeited or expired	(29)	56.05
Balance, December 31, 2017	431	$58.72

The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2017. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

	Number of Shares	Weighted-Average Exercise or Purchase Price per Share	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except per share and contractual term data)
Balance, December 31, 2017	431	$58.72	7.74	$8,060
Vested and expected to vest, December 31, 2017	431	$58.72	7.74	$8,060
Exercisable, December 31, 2017	116	$55.42	6.58	$2,546

The fair value of the Company's service-based stock options was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Year-Ended December 31,
	2017	2016	2015
Weighted-average exercise price (1)	$76.70	$45.46	$65.40
Expected life (in years) (2)	4.59	4.60	4.56
Expected volatility (3)	34.02%	37.62%	42.35%
Risk-free interest rate (4)	1.79%	1.18%	1.46%
Dividend yield (5)	2.40%	3.84%	2.53%
Weighted-average fair value of options granted	$18.90	$10.45	$19.46

(1)	The weighted-average exercise price is equal to the Company's weighted-average stock price as of the grant date during each of the respective years.

(2)	The Company’s expected life on options granted during the years ended December 31, 2017, 2016 and 2015 is based upon its historical stock option exercise, forfeiture, and expiration activity.

(3)
The expected volatility assumption for the years ended December 31, 2017, 2016 and 2015 is based upon the Company’s historical stock price for a period commensurate with the expected life of the options.

(4)	The risk-free interest rate assumption is based upon the U.S. Treasury zero coupon yield curve on the grant date for a maturity similar to the expected life of the options.

(5)	The dividend yield assumption is based on our history and expectation of regular dividend payments.

Restricted Stock Units
The following table summarizes RSU activity for the year-ended December 31, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
	(in thousands, except per share data)
Balance, December 31, 2016	159	$56.07
Granted	54	80.58
Vested	(57)	62.17
Canceled	(17)	60.50
Balance, December 31, 2017	139	$62.54

The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value of RSUs on December 31, 2017. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

	Number of Shares	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except contractual term data)
Balance, December 31, 2017	139	1.24	$10,795
Vested and expected to vest, December 31, 2017	139	1.24	$10,795

Market Stock Units
The following table summarizes MSU activity for the year-ended December 31, 2017:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
	(in thousands, except per share data)
Balance, December 31, 2016	104	$24.13
Granted	—	—
Vested (1)	—	—
Canceled	—	—
Balance, December 31, 2017	104	$24.13

(1)
The MSUs become fully vested on May 7, 2018. The vesting of MSUs is subject to the achievement of the 90-day average closing price of the Company's common stock at the end of the defined service period. The shares vested is calculated using the 90-day average closing price of the Company's common stock as of December 31, 2018.

The aggregate intrinsic value in the table below represents the total pre-tax intrinsic value of MSUs on December 31, 2017. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

	Number of Shares	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands, except contractual term data)
Balance, December 31, 2017	104	0.35	$8,047
Expected to vest, December 31, 2017	104	0.35	$8,047

13. Income Taxes
The components of income tax expense are as follows, and presented in thousands:

	Year-Ended December 31,
	2017	2016	2015
Current income tax expense:
Federal	$20,159	$27,074	$26,561
State	3,227	3,186	1,649
Deferred income tax expense (benefit):
Federal	(716)	(3,969)	(1,575)
State	(193)	(311)	(66)
Income tax expense	$22,477	$25,980	$26,569

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 ("Tax Reform") was signed into law making significant changes to the Internal Revenue Code. Changes included, but are not limited to, a corporate tax rate decrease from 35% to 21% and modification of the employee compensation limit effective for tax years beginning after December 31, 2017. The Company has calculated its best estimate of the impact of Tax Reform in its year-end income tax provision in accordance with its understanding of the Tax Reform and guidance available as of the date of these financial statements. As a result, the Company has recorded $2.2 million of additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the remeasurement of deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was $1.4 million. The provisional amount related to the employee compensation limit was $0.8 million.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of Tax Reform. In accordance with SAB 118, the Company has determined that the $1.4 million of the tax expense recorded in connection with the remeasurement of deferred tax assets and liabilities and the $0.8 million of tax expense recorded in connection with the employee compensation limit were provisional amounts and reasonable estimates at December 31, 2017. Given the significant complexity of Tax Reform, additional work is necessary to perform a more detailed analysis of these items. The provisional estimate may be adjusted in future periods due to, among other things, additional analysis performed by the Company and additional guidance that may be issued by the U.S. Department of Treasury, the Securities and Exchange Commission, or the Financial Accounting Standards Board.

The following presents a reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate:

	Year-Ended December 31,
	2017	2016	2015
Statutory rate	35.0%	35.0%	35.0%
State income taxes	4.6	2.6	2.4
Net impact of Tax Reform	4.8	—	—
Impairment of goodwill and intangible assets	3.6	—	—
Nondeductible compensation	3.5	0.3	0.4
Nondeductible transaction costs	2.0	0.3	—
Excess tax benefit on share-based compensation	(3.8)	—	—
Tax-exempt interest	(0.4)	(0.2)	(0.2)
Other	(0.3)	—	0.2
Effective income tax rate	49.0%	38.0%	37.8%

The following table presents significant components of the Company’s deferred income tax assets and liabilities as of December 31, 2017 and 2016, in thousands:

	Year-Ended December 31,
	2017	2016
Deferred income tax assets:
Net operating loss carryforwards	$219	$1,069
Capital loss carryforwards	4,075	6,501
Allowance for doubtful accounts	2,618	3,881
Deferred rent and other liabilities	4,003	6,429
Share-based compensation	2,918	5,611
Goodwill and intangible assets	934	—
Accumulated other comprehensive loss	41	52
Deferred income tax assets, before valuation allowance	14,808	23,543
Valuation allowance	(4,075)	(6,501)
Deferred income tax assets	10,733	17,042
Deferred income tax liabilities:
Prepaid expenses	(423)	(1,816)
Property and equipment	(7,326)	(11,131)
Goodwill and intangible assets	—	(2,234)
Other	(145)	(8)
Deferred income tax liabilities	(7,894)	(15,189)
Net deferred tax asset	$2,839	$1,853

The net operating loss carryforwards in the table above represent federal net operating loss carryforwards of approximately $0.2 million and state net operating loss carryforwards of approximately $2.0 million obtained in the Hackbright acquisition that expire beginning in 2035.

Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. In 2017, the Company completed a Section 382 analysis of the loss carryforwards related to the Hackbright acquisition and determined that all of the loss carryforwards are utilizable.

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

The valuation allowance for deferred tax assets as of December 31, 2017 and 2016 was $4.1 million and $6.5 million, respectively. The valuation allowance was established in 2016 and relates to the capital loss generated by the divestiture of Arden University in 2016. The Company concluded that it was more likely than not that the deferred tax asset for the capital loss carryforward would not be realized due to a lack of history of recognizing capital gains. The valuation allowance decreased by $2.4 million due to the revaluation of the capital loss carryforward from a 35% federal income tax rate to a 21% federal income tax rate as a result of the enactment of Tax Reform.

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

As part of its adoption of ASU No. 2016-09, the Company now reflects excess tax benefits or deficiencies arising from share-based awards within the Consolidated Statements of Income as a component of income tax expense rather than as a component of shareholders' equity. For the year ended December 31, 2017, the Company recognized $1.9 million of excess tax benefits related to share-based awards as a reduction to income tax expense within the Consolidated Statements of Income. For the year ended December 31, 2016, the Company recorded a tax benefit from share-based compensation arrangements against additional paid-in-capital and reduced taxes payable by a corresponding amount of $0.5 million. For the year ended December 31, 2015, the Company recorded a tax shortfall from share-based compensation arrangements of $0.1 million.

The Company is subject to income taxes in the U.S. federal and various state jurisdictions. During 2017, a state income tax audit for New York tax years 2012-2014 was completed, resulting in a $216 thousand income tax and interest charge. During 2016, state income tax audits for Illinois tax years 2012 and 2013 and Minnesota tax years 2012-2014 were completed, resulting in a $79 thousand income tax and interest charge. No other income tax audits are ongoing or pending as of December 31, 2017.

For U.S. federal tax purposes, the statute of limitations remains open on tax years from 2014. For state purposes, the statute of limitations varies by jurisdiction, but is generally from three to five years.

As of December 31, 2017, the Company had $1.1 million of total gross unrecognized tax benefits. Of this total, $0.8 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect its effective income tax rate in future periods.
The following table reconciles the beginning and ending amount of unrecognized tax benefits, in thousands:

	Year-Ended December 31,
	2017	2016	2015
Balance at January 1	$22	$27	$38
Additions for tax positions of prior years	1,060	—	—
Reductions due to lapse of the applicable statute of limitations	(2)	(5)	(11)
Balance at December 31	$1,080	$22	$27

The Company does not anticipate any significant increases or decreases in unrecognized tax benefits within the next twelve months. In the fourth quarter of 2016, the statute of limitations expired on approximately $5 thousand in unrecognized tax benefits related to state issues from tax year 2012. In the fourth quarter of 2017, the statue of limitations expired on approximately $2 thousand in unrecognized tax benefits related to state issues from tax year 2012. In the fourth quarter of 2018, the statute of limitations will expire on approximately $144 thousand in unrecognized tax benefits related to state issues from tax years 2013 and 2014.

The Company continues to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company recognized $5 thousand, $1 thousand, and $2 thousand in interest and penalties related to uncertain tax positions in income tax expense during the years ended December 31, 2017, 2016, and 2015, respectively.

14. Other Investments

At December 31, 2017, the Company held a $3.9 million investment in a limited partnership, with a commitment to invest up to an additional $0.6 million through December 2022. At December 31, 2016, the Company's investment in the limited partnership was $2.9 million. During the years ended December 31, 2017 and 2016, the Company made investments totaling $1.0 million and $0.5 million in the partnership, respectively. The partnership invests in innovative companies in the health care field. The Company's investment comprises less than 3.0% of the total partnership interest; accordingly, the Company designated the investment as a cost method investment and classified it within other assets in the consolidated balance sheets as of December 31, 2017 and 2016.

At December 31, 2017, the Company held a $3.5 million investment in a limited partnership that invests in education and education-related technology companies, with a commitment to invest an additional $1.2 million through December 2025. At December 31, 2016, the Company's investment in the limited partnership was $3.1 million. During the years ended December 31, 2017 and 2016, the Company made investments totaling $0.4 million and $3.1 million in the limited partnership, respectively. The Company's investment comprises less than 5.0% of the total partnership interest; accordingly, the Company designated the investment as a cost method investment and classified it within other assets in the consolidated balance sheet as of December 31, 2017.

At December 31, 2017, the Company held a $0.4 million investment in a limited partnership that invests in education and education-related technology companies, with a commitment to invest up to an additional $1.8 million through September 2027. During the twelve months ended December 31, 2017, the Company made investments totaling $0.4 million in the partnership. The Company's investment comprises less than 5.0% of the total partnership interest; accordingly, the Company designated the investment as a cost method investment and classified it within other assets in the consolidated balance sheets as of December 31, 2017. As of December 31, 2016, the Company had made no investments in this partnership.

The fair value of the Company’s cost method investments is not estimated if there are no identified events or changes in circumstances that management considers to have a significant adverse impact on the fair value of the partnership investments. During the years ended December 31, 2017 and 2016, no events or changes in circumstances which could have a significant adverse impact on the fair value of the partnership investments were identified. When measured on a nonrecurring basis, if changes in circumstances are identified, the Company’s other investments classified as cost method investments are considered to be Level 3 in the fair value hierarchy due to the use of unobservable inputs to measure fair value. During the years ended December 31, 2017 and 2016, no impairment charges were recorded related to the Company’s cost method investments.

15. Acquisitions

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

Goodwill recorded in connection with the acquisitions is primarily attributable to the expected future earnings potential of the Company as a result of the opportunity to expand the Company's addressable market and drive enrollment growth. The goodwill recognized in connection with the acquisitions has been allocated to the Job-Ready Skills reportable segment and was evaluated for impairment (along with the indefinite-lived trade names intangible assets) as of the first day of the fourth quarter of 2017 consistent with the Company's existing impairment policy. Goodwill recognized from the Hackbright acquisition is not deductible for tax purposes, and goodwill related to DevMountain is deductible for tax purposes.

16. Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss, in thousands:

	As of December 31,
	2017	2016	2015
Foreign currency translation	$(3)	$(6)	$(235)
Unrealized losses on marketable securities, net of tax	(107)	(87)	(37)
Accumulated other comprehensive loss(1)	$(110)	$(93)	$(272)

(1)
Accumulated other comprehensive loss is net of $64 thousand, $52 thousand, and $21 thousand of taxes as of December 31, 2017, 2016, and 2015, respectively. The unrealized gains and losses on the Company’s marketable securities were primarily caused by changes in market values as a result of interest rate changes.

There were no reclassifications out of accumulated other comprehensive income to net income during the years ended December 31, 2017 and December 31, 2015. During the year ended December 31, 2016, $45 thousand was reclassified out of accumulated other comprehensive loss to income (loss) from discontinued operations, net of tax, related to foreign currency translation losses realized upon the sale of Arden University.

17. Regulatory Supervision and Oversight

Institutions of higher education offering Title IV financing are regulated by the federal Department of Education, state offices of higher education, and accreditors (regional, national, and specialized). Additionally, federal and state legislation can impact the regulation of institutions of higher education. Federal law is shaped by the Higher Education Act (HEA). Congress last reauthorized the HEA in 2008. It is unclear when it will the HEA will next be reauthorized. As of December 31, 2017, programs in which the University's learners participate are operative and sufficiently funded.

18. Other Employee Benefit Plans

The Company sponsors an employee retirement savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. The plan provides eligible employees with an opportunity to make tax-deferred contributions into a long-term investment and savings program. All employees over the age of 18 are eligible to participate in the plan. The plan allows eligible employees to contribute up to 100% of their annual salary, subject to IRS annual limits. The plan allows the Company to make discretionary contributions; however, there is no requirement that it do so. The Company matches 100% on the first 2%, and 50% on the next 4%, of the employee contributions. Employer contributions and related expenses were $5.6 million, $5.3 million, and $5.0 million for the years ended December 31, 2017, 2016, and 2015, respectively.

In May 2005, the Company adopted the Capella Education Company Employee Stock Purchase Plan, referred to as the ESPP. The Company has reserved an aggregate of 0.5 million shares of its common stock for issuance under the ESPP. The ESPP permits eligible employees to utilize up to 10% of their salary to purchase the Company’s common stock at a price of no less than 85% of the fair market value per share of the Company’s common stock at the beginning or the end of the relevant offering period, whichever is less. The compensation committee of the Board of Directors will administer the ESPP. The Company had not implemented this plan as of December 31, 2017.

19. Segment Reporting

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

A summary of financial information by reportable segment (in thousands) for the years ended December 31, 2017, 2016, and 2015 is presented in the following table. Beginning in the first quarter of 2016 through the date of the sale of the business, Arden University was considered to be held for sale, and because Arden's results of operations are presented as discontinued operations within our Consolidated Statements of Income, the summary of financial information by reportable segment below excludes the results of operations of Arden University for all periods presented.

	Year-Ended December 31,
	2017	2016	2015
Revenues
Post-Secondary	$430,665	$424,085	$415,964
Job-Ready Skills	9,746	5,305	584
Consolidated revenues	$440,411	$429,390	$416,548
Operating income (loss)
Post-Secondary	$74,005	$76,935	$73,248
Job-Ready Skills	(25,183)	(8,728)	(2,916)
Merger transaction costs	(3,728)	—	—
Consolidated operating income	45,094	68,207	70,332
Other income (expense), net	793	177	(133)
Income from continuing operations before income taxes	$45,887	$68,384	$70,199

Within the summary of financial information by reportable segment table above, the operating loss attributable to the Job-Ready Skills segment for the year-ended December 31, 2017 includes goodwill and intangible asset impairment charges of $15.0 million and restructuring charges of $0.6 million. Additionally, the operating income attributable to the Post-Secondary segment for the year-ended December 31, 2017 includes restructuring charges of $0.7 million.

The following table presents a schedule of significant non-cash items included in segment operating income (loss) by reportable segment, in thousands:

	Year-Ended December 31,
	2017	2016	2015
Depreciation and amortization
Post-Secondary	$18,509	$20,395	$21,842
Job-Ready Skills	1,209	948	75
Consolidated depreciation and amortization	$19,718	$21,343	$21,917
Impairment of property and equipment
Post-Secondary	$437	$—	$371
Job-Ready Skills	3	442	525
Consolidated impairment of property and equipment	$440	$442	$896
Impairment of goodwill and intangible assets
Post-Secondary	$—	$—	$—
Job-Ready Skills	14,955	—	—
Consolidated impairment of goodwill and intangible assets	$14,955	$—	$—
Share-based compensation
Post-Secondary	$6,512	$6,195	$6,474
Job-Ready Skills	12	227	120
Consolidated share-based compensation	$6,524	$6,422	$6,594

20. Quarterly Financial Summary (Unaudited)

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

	First	Second	Third	Fourth (b)	Total
	(in thousands, except per share data)
2017
Revenues	$111,788	$109,584	$107,007	$112,032	$440,411
Operating income (loss)	17,601	15,371	13,762	(1,640)	45,094

Income (loss) from continuing operations	11,171	10,755	8,754	(7,270)	23,410
Income from discontinued operations, net of tax	95	—	—	—	95
Net income (loss)	$11,266	$10,755	$8,754	$(7,270)	$23,505
Basic net income (loss) per common share:
Continuing operations	$0.97	$0.92	$0.75	$(0.63)	$2.01
Discontinued operations	—	—	—	—	0.01
Basic net income (loss) per common share	$0.97	$0.92	$0.75	$(0.63)	$2.02
Diluted net income (loss) per common share: (a)
Continuing operations	$0.94	$0.90	$0.73	$(0.63)	$1.96
Discontinued operations	—	—	—	—	0.01
Diluted net income (loss) per common share	$0.94	$0.90	$0.73	$(0.63)	$1.97

Cash dividend declared per common share	$0.41	$0.41	$0.41	$0.43	$1.66

2016
Revenues	$105,448	$106,725	$105,909	$111,308	$429,390
Operating income	16,527	18,072	15,348	18,260	68,207

Income from continuing operations	10,276	11,074	9,587	11,467	42,404
Income (loss) from discontinued operations, net of tax	(978)	(1,379)	2,963	(41)	565
Net income	$9,298	$9,695	$12,550	$11,426	$42,969
Basic net income (loss) per common share:
Continuing operations	$0.87	$0.95	$0.83	$1.00	$3.65
Discontinued operations	(0.08)	(0.12)	0.26	(0.01)	0.05
Basic net income per common share	$0.79	$0.83	$1.09	$0.99	$3.70
Diluted net income (loss) per common share:
Continuing operations	$0.86	$0.93	$0.81	$0.97	$3.58
Discontinued operations	(0.08)	(0.11)	0.25	—	0.04
Diluted net income per common share	$0.78	$0.82	$1.06	$0.97	$3.62

Cash dividend declared per common share	$0.39	$0.39	$0.39	$0.41	$1.58

Note: Per share amounts for the full-year basic and diluted net income (loss) per common share may not sum across due to quarterly rounding.

(a) During quarterly periods in which the Company reports a net loss, basic and diluted loss per share are disclosed as the same amount, as including the impact of dilutive securities would be antidilutive to the calculation.

(b) In the fourth quarter of 2017, management identified certain amounts related to the tax benefit of share-based compensation aggregating to $1.5 million that were incorrectly recognized in prior years and prior quarters of 2017. The Company has recognized $1.5 million as an increase to income tax expense in the fourth quarter results of operations. Such amounts were not material to the 2017 results of operations or to the results of operations of prior years.

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

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017. In conducting its evaluation, our management used the criteria set forth by the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Capella Education Company

Opinion on Internal Control over Financial Reporting

We have audited Capella Education Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Capella Education Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a)(2) and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

 /s/ ERNST & YOUNG LLP

Minneapolis, Minnesota
March 1, 2018

Item 9B.	Other Information
None.
PART III

Certain information required by Part III will be included in a definitive proxy statement for the registrant’s annual meeting of shareholders or an amendment to this Annual Report on Form 10-K, in either case filed with the SEC within 120 days after December 31, 2017, and is incorporated by reference herein.

Item 10.	Directors, Executive Officers, and Corporate Governance

Executive Officers of the Registrant
Set forth below is certain information concerning our executive officers and persons chosen to become executive officers:

Name	Age	Position
J. Kevin Gilligan	63	Chief Executive Officer
Steven L. Polacek	58	Senior Vice President and Chief Financial Officer
Renee L. Jackson	51	Senior Vice President and General Counsel
Peter M. Ramstad	60	Senior Vice President and Chief Human Resources Officer
Richard Senese, PhD	55	Capella University President and Chief Academic Officer
Andrew E. Watt	40	Senior Vice President of Post-Secondary Education
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

Peter M. Ramstad joined our company on April 1, 2015 as Senior Vice President and Chief Human Resources Officer. Prior to joining Capella, Mr Ramstad was the Vice President of Human Resources and Business Development for The Toro Company, a global manufacturer of outdoor power equipment and irrigation systems, from January, 2008 to March 2015. In that role, he had responsibility for the Human Resources function as well as leading the M&A activities for Toro, both on a global basis. From November 2006 until January 2008 he was the Vice President of Strategic and Business Development with Toro. Prior to joining Toro, Mr. Ramstad held a variety of executive positions with Personnel Decisions International (PDI), an international assessment and leadership development firm that is now part of Korn Ferry International, including Chief Financial Officer and Executive Vice President of Strategy and Finance. Prior to joining PDI, Mr. Ramstad was with McGladrey and Pullen (now RSM), which he joined in 1981 and where he was a partner from 1985-1990. Mr. Ramstad is a Certified Public accountant (inactive) and received his B.S from the University of Minnesota in Math and Accounting.

Dr. Richard Senese serves as president and chief academic officer for Capella University. He served as vice president of Academic Affairs and chief academic officer for Capella University since 2014 and became interim president in 2015. Prior to returning to Capella, Dr. Senese served in leadership roles with the University of Minnesota Extension for 13 years. He has taught at a number of Minnesota-based institutions, including St. Olaf College, Metropolitan State University, and the College of St. Scholastica, and served previously as the associate dean for Capella University’s Harold Abel School of Psychology. Dr. Senese received his PhD from the University of Minnesota through the Counseling and Student Personnel Psychology program within the Department of Educational Psychology. He is a licensed psychologist.

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

The information required by this item is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the SEC within 120 days after December 31, 2017. Information regarding our executive officers required by this item is set forth in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation
The information required by this item is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the SEC within 120 days after December 31, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the SEC within 120 days after December 31, 2017.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the SEC within 120 days after December 31, 2017.

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference from a definitive proxy statement or an amendment to this Annual Report on Form 10-K that will be filed with the SEC within 120 days after December 31, 2017.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a)	Documents filed as Part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts
Other schedules are omitted because they are not required.

(b)	Exhibits

Exhibit Number	Description	Method of Filing
3.1	Amended and Restated Articles of Incorporation.	Filed electronically.
3.2	Third Amended and Restated By-Laws.	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2016.
3.3	Amendment to Third Amended and Restated Bylaws of Capella Education Company, dated October 29, 2017.	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2017.
4.1	Specimen of common stock certificate.	Incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 19, 2006.
10.1*	Capella Education Company 2005 Stock Incentive Plan as amended.	Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 3, 2005.
10.2*	Forms of Option Agreements for the Capella Education Company 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.
10.3*	Form of Restricted Stock Agreement for the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
10.4*	Form of Restricted Stock Unit Agreement (Employee) under the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2009.
10.5*	Form of Restricted Stock Unit Agreement (Non-Employee Director) under the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2009.
10.6*	Capella Education Company 2014 Equity Incentive Plan.	Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement for its 2014 annual meeting of shareholders filed with the SEC on March 24, 2014 (File No. 1-33140).

10.7*	Form of Restricted Stock Unit Award Agreement (Director) under the Capella Education Company 2014 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
10.8*	Form of Restricted Stock Unit Award Agreement (Section (16(b) Officer) under the Capella Education Company 2014 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
10.9*	Form of Non-Statutory Stock Option Award Agreement (Section (16(b) Officer) under the Capella Education Company 2014 Equity Incentive Plan.	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
10.10*	Capella Education Company Executive Severance Plan, as amended.	Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2008.
10.11*	Capella Education Company Employee Stock Purchase Plan.	Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 3, 2005.
10.12	Office Lease, dated as of February 23, 2004, by and between the Registrant and 601 Second Avenue Limited Partnership.	Incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
10.13	Memorandum of Lease, dated as of March 10, 2004, by and between the Registrant and 601 Second Avenue Limited Partnership.	Incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 18, 2005.
10.14	First Amendment to Lease, dated as of May 16, 2006, by and between the Registrant and 601 Second Avenue Limited Partnership.	Incorporated by reference to Exhibit 10.36 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.
10.15	Letter Agreement, dated July 5, 2006, between the Registrant and ASB Minneapolis 225 Holdings, LLC	Incorporated by reference to Exhibit 10.37 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 29, 2006.
10.16	Second Amendment to Lease, dates as of March 17, 2008, by and between the Registrant and Minneapolis 225 Holdings, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
10.17	Third Amendment to Lease, dated as of June 10, 2009, by and between the Registrant and Minneapolis 225 Holdings, Inc.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
10.18	Fourth Amendment to Lease, dated as of June 25, 2010, by and between the Registrant and Minneapolis 225 Holdings, LLC.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
10.19	Fifth Amendment to Lease, dated as of August 29, 2011, by and between the Registrant and Minneapolis 225 Holdings, LLC.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
10.20	Sixth Amendment to Lease, dated as of March 24, 2014 by and between the Registrant and Minneapolis 225 Holdings, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014.
10.21	Seventh Amendment to Lease, dated as of August 5, 2016 by and between the Registrant and Minneapolis 225 Holdings, LLC.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 9, 2016.
10.22*	Amendment No. 1 to Capella Education Company 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit 10.42 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 6, 2006.
10.23*	Capella Education Company Senior Executive Severance Plan, as amended.	Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2008.

10.24*	Employment Agreement between Capella Education Company and J. Kevin Gilligan, dated January 20, 2009.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2009.
10.25*	Capella Education Company Incentive Bonus Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
10.26
Amended and Restated Credit Agreement dated December 18, 2015 among Capella Education Company, identified therein as the Borrower; Bank of America, N.A. as Administrative Agent; Merrill Lynch, Pierce, Fenner & Smith as the sole lead Arranger; and certain other lenders (the “Credit Agreement”).

Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 21, 2015.
10.27*	Form of Restricted Stock Unit Agreement (Director) (for use commencing in 2012) for the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2011.
10.28*	Form of Restricted Stock Unit Agreement (16(b) Officer) (for use commencing in 2012) for the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2011.
10.29*	Form of Non-Statutory Stock Option Agreement (16(b) Officer) (for use commencing in 2012) for the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2011.
10.30*	Capella Education Company Incentive Bonus Plan, as amended	Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2011.
10.31*	2013 Form of Non-Statutory Option Agreement (Section 16(b) Officers)	Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2012.
10.32*	Form of Market Stock Unit Agreement (Section 16(B) Officer) under the Capella Education Company 2005 Stock Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
10.33*	Form of Capella Education Company Long-Term Performance Cash Plan Award Agreement.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.
10.34*	Form of Capella Education Company Management Incentive Plan Award Agreement.	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.
10.35*	Employment Agreement between Capella Education Company and Peter Ramstad, dated January 29, 2015.	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.
10.36*	Capella Education Company Deferred Compensation Plan as of June 1, 2017.	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
10.37*	Transition Agreement, dated October 29, 2017, between Capella Education Company and J. Kevin Gilligan.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2017.
10.38*	Transition Agreement, dated October 29, 2017, between Capella Education Company and Steven L. Polacek.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2017.
10.39*	Letter Agreement, dated October 29, 2017, between Capella Education Company and Andrew E. Watt	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2017.
10.40*	Amendment to the Capella Education Company Senior Executive Severance Plan, dated October 29, 2017.	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2017.
10.41*	Form of Amendment to Long-Term Performance Cash Plan Award Agreement(s)	Filed electronically.

10.42*	Form of Amendment to Non-Statutory Stock Option Agreements and Restricted Stock Unit Agreements	Filed electronically.
21	Subsidiaries of the Registrant.	Filed electronically.
23	Consent of Ernst & Young LLP.	Filed electronically.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed electronically.
EX-101.INS	XBRL Instance Document(1)	Filed electronically.
EX-101.SCH	XBRL Taxonomy Extension Schema Document(1)	Filed electronically.
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)	Filed electronically.
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)	XBRL Taxonomy Extension Definition Linkbase Document(1)
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)	Filed electronically.
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)	Filed electronically.

*	Management contract or compensatory plan or arrangement.

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

CAPELLA EDUCATION COMPANY
Schedule II—Valuation and Qualifying Accounts
Fiscal Years 2017, 2016, and 2015

	Beginning Balance	Acquisitions	Additions Charged to Expense	Deductions(a)	Ending Balance
	(In thousands)
Allowance for doubtful accounts for the years ended:
December 31, 2017	$6,682	$—	$12,726	$(11,429)	$7,979
December 31, 2016	$6,340	$58	$10,663	$(10,379)	$6,682
December 31, 2015	$6,258	$—	$14,275	$(14,193)	$6,340

	Beginning Balance	Revaluation due to Tax Reform	Additions Charged to Expense (b)	Additions Charged to Other Accounts (c)	Deductions	Ending Balance
	(In thousands)
Valuation allowance for the year-ended:
December 31, 2017	$6,501	$(2,426)	$—	$—	$—	$4,075
December 31, 2016	$108	$—	$—	$6,501	$(108)	$6,501
December 31, 2015	88	—	20	—	—	108

(a)	Allowance for doubtful accounts deductions represent write-offs of accounts receivable.

(b)	Valuation allowance additions include the establishment of and increases to valuation allowance on net deferred tax assets primarily related to net operating losses.

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

CAPELLA EDUCATION COMPANY
(Registrant)
Date:	March 1, 2018	/S/ J. KEVIN GILLIGAN
J. Kevin Gilligan
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

SIGNATURES	TITLE	DATE

/s/ J. KEVIN GILLIGAN	Chairman and Chief Executive Officer (Principal Executive Officer)	March 1, 2018
J. Kevin Gilligan

/s/ STEVEN L. POLACEK	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2018
Steven L. Polacek

/s/ RITA D. BROGLEY	Director	March 1, 2018
Rita D. Brogley

/s/ H. JAMES DALLAS	Director	March 1, 2018
H. James Dallas

/s/ MICHAEL A. LINTON	Director	March 1, 2018
Michael A. Linton

/s/ MICHAEL L. LOMAX	Director	March 1, 2018
Michael L. Lomax

/s/ JODY G. MILLER	Director	March 1, 2018
Jody G. Miller

/s/ DAVID W. SMITH	Director	March 1, 2018
David W. Smith

/s/ JEFFREY W. TAYLOR	Director	March 1, 2018
Jeffrey W. Taylor

/s/ DARRELL R. TUKUA	Director	March 1, 2018
Darrell R. Tukua