Form 10-K/A
period 2017-12-31
CAPELLA EDUCATION CO
filed 2018-04-27
CIK 1104349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-33140

CAPELLA EDUCATION COMPANY

(Exact name of registrant as specified in its charter)

Minnesota	41-1717955
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

Capella Tower 225 South Sixth Street, 9 th Floor Minneapolis, Minnesota	55402
(Address of principal executive offices)	(Zip code)

(888) 227-3552
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common stock, $.01 par value	Nasdaq Global Market
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

NONE

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):

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

The total number of shares of common stock outstanding as of February 23, 2018 was 11,652,444.

CAPELLA EDUCATION COMPANY

FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Capella Education Company (the “Company” “our” “us” or “we”) for the year ended December 31, 2017, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2018 (the “Original Filing”), and is being filed solely for the purpose of providing the information required by Items 10, 11, 12, 13, and 14 of Part III.

This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing this information will not be filed by us within 120 days after the end of the fiscal year covered by the Form 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety, with the only change being the addition of Exhibits 31.1 and 31.2 filed herewith and related footnotes.

Except as specifically set forth herein, this Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Directors

All of the directors named below are the current directors of our company. The following table sets forth certain information regarding each director of our company:

Name	Age	Position
Rita D. Brogley	52	Director
H. James Dallas	59	Director
J. Kevin Gilligan	63	Chairman of the Board of Directors and Chief Executive Officer
Michael A. Linton	61	Director
Michael L. Lomax	70	Director
Jody G. Miller	60	Director
David W. Smith	73	Director
Jeffrey W. Taylor	64	Director
Darrell R. Tukua	64	Director

Set forth below are the biographies of each director, as well as a discussion of the specific experience, qualifications, attributes and skills that led to the board of directors’ conclusion that the individual should serve as a director:

Rita D. Brogley
Age 52 Director since 2014 Independent Committees • Compensation • Governance (chair) • Executive

Background

Ms. Brogley joined Facebook, Inc. in November 2016 and is the Head of Global Enterprise Partnerships for Messaging Platforms and Community Management. Prior to that, Ms. Brogley served as President and CEO of MyBuys, a marketing technology company, from 2012 until its merger with Magnetic in 2015. From 2008 to 2011, Ms. Brogley was the CEO of Amadesa, a technology provider of website testing and optimization, and from 2000 to 2002, she served as the President and CEO of Moxi Digital. Ms. Brogley served as Director of Business Development and Marketing Europe for Microsoft TV from 1997 to 2000 and was a management consultant with Bain and Company from 1995 to 1997. Ms. Brogley earned a B.S. from Northwestern University and an M.B.A. from the Harvard Business School.

Qualifications

Ms. Brogley is an experienced executive and entrepreneur in both early stage and large public companies, and she has extensive knowledge of strategy, eCommerce, marketing analytics and business development.

Other Public Company Directorships held during the past five years

None

H. James Dallas
Age 59 Director since 2015 Independent Committees • Audit • Compensation • Executive

Background

Mr. Dallas is the owner and president of James Dallas & Associates, a change management and IT consulting company. Mr. Dallas retired in 2013 as Senior Vice President of Quality and Operations at Medtronic, Inc., a global medical technology company. Mr. Dallas, who joined Medtronic in 2006, had previously served as Medtronic’s Senior Vice President and Chief Information Officer. Prior to joining Medtronic, Mr. Dallas was Vice President and Chief Information Officer at Georgia-Pacific Corporation, a maker of forest products. At Georgia Pacific, Mr. Dallas held a series of progressively more responsible information technology and operating roles. Mr. Dallas earned a B.S. from the University of South Carolina and an M.B.A. from Emory University.

Qualifications

Mr. Dallas has significant experience with information technology, information technology security and data privacy and a strong background in operational risk management and strategy.

Other Public Company Directorships held during the past five years

Mr. Dallas is a member of the board of directors of KeyCorp, a publicly held bank holding company, and WellCare Health Plans, Inc., a publicly held company that provides Medicare and Medicaid managed care health plans.

J. Kevin Gilligan
Age 63 Chief Executive Officer and Director since 2009

Background

Mr. Gilligan joined our company in March 2009 to serve as our Chief Executive Officer and as a member of our Board of Directors. In February 2010, he was appointed Chairman of our Board of Directors. Mr. Gilligan was previously the Chief Executive Officer of United Subcontractors, Inc., a nationwide construction services company, from 2004 until February 2009. United Subcontractors voluntarily filed for Chapter 11 bankruptcy on March 31, 2009 and emerged from the bankruptcy proceedings on June 30, 2009. From 2001 to 2004, Mr. Gilligan served as President and Chief Executive Officer of the Automation and Control Solutions Group of Honeywell International, a diversified technology and manufacturing company. From 2000 to 2001, Mr. Gilligan served as President of the Home and Building Control Division of Honeywell International. He also served as President of the Solutions and Services Division of Honeywell International from 1997 to 1999 and as Vice President and General Manager of the North American Region of the Home and Building Control Division from 1994 to 1997. Mr. Gilligan earned a B.A. from Boston College.

Qualifications

Mr. Gilligan is an experienced leader of large service organizations, with strong skills in strategic planning and operational execution.

Other Public Company Directorships held during the past five years

Mr. Gilligan is a member of the board of directors of Graco Inc., a publicly held manufacturer and supplier of fluid handling equipment, and from September 2004 until February 2009 was a member of the board of directors of ADC Telecommunications, Inc., a publicly held global supplier of network infrastructure.

Michael A. Linton
Age 61 Director since 2010 Independent Committees • Audit • Compensation (chair) • Executive

Background

Mr. Linton is the Enterprise Chief Marketing Officer for Farmers Group, Inc., one of the largest personal lines insurance carriers in the U.S., a position he has held since October 2011. Mr. Linton served as the Executive Vice President, Marketing for FMN Technologies, an early stage technology advertising start-up in Silicon Valley, from September 2010 to September 2011. From March 2009 to September 2010, Mr. Linton was a consultant, advisor and columnist for Forbes.com, an online business periodical. From December 2006 to March 2009, he served as Senior Vice President, Chief Marketing Officer and as a General Manager for eBay, an online marketplace. Previously, he was the Executive Vice President, Chief Marketing Officer for Best Buy Corporation, a specialty retailer of consumer electronics and related products and services, from January 1999 to August 2006. He earned an M.B.A. from The Fuqua School of Business at Duke University in Durham, North Carolina and a B.S. in Business Administration from Bowling Green State University in Bowling Green, Ohio.

Qualifications

Mr. Linton has extensive executive leadership experience and a strong background in marketing, brand development and digital businesses.

Other Public Company Directorships held during the past five years

Mr. Linton served as a member of the board of directors of Support.com, a company providing online technology services, from February 2010 through May 2013.

Michael L. Lomax
Age 70 Director since 2010 Independent Committees • Finance • Governance • Executive

Background

Dr. Lomax is the President and CEO of the United Negro College Fund, a minority education organization, serving in this role since 2004. He previously served as President of Dillard University in New Orleans from 1997 to 2004. In addition, Dr. Lomax served as a Director of Whitney Holding Corporation and Whitney National Bank from 2002 to 2011. He has also served on numerous boards of directors, including Emory University, Teach for America, The Council of Independent Colleges, The National Alliance for Public Charter Schools and the KIPP Foundation, the nation’s largest charter school network. Dr. Lomax earned a PhD in American and Afro-American Literature from Emory University in Atlanta, an M.A. in English Literature from Columbia University in New York and a B.A. in English from Morehouse College in Atlanta.

Qualifications

Dr. Lomax has been a leader in the education field for over 30 years and has extensive experience with learning transformation, access and accountability.

Other Public Company Directorships held during the past five years

None

Jody G. Miller
Age 60 Director since 2003 Independent Committees • Finance • Governance • Executive

Background

Ms. Miller serves as CEO of the Business Talent Group, a company providing independent professionals for project-based assignments, which she founded in 2007. From 2000 through 2007, Ms. Miller was a venture partner with Maveron LLC, a Seattle-based venture capital firm. From 1995 to 1999, Ms. Miller held various positions at Americas, a digital video and interactive services partnership, including as Acting President and Chief Operating Officer, Executive Vice President, Senior Vice President for Operations and Consultant. From 1993 to 1995, Ms. Miller served in the White House as Special Assistant to the President with the Clinton Administration. Ms. Miller is a member of the board of directors of the National Campaign to Prevent Teen and Unwanted Pregnancy, a not-for-profit program. In 2009, Ms. Miller joined the Board of Advisors for the Drucker Institute, a non-profit organization focused on stimulating effective management and responsible leadership. In 2015, Ms. Miller joined the board of Peer Health Exchange, a non-profit health education program. Ms. Miller earned a B.A. from the University of Michigan and a J.D. from the University of Virginia.

Qualifications

Ms. Miller is an experienced executive and entrepreneur and has extensive experience in our industry, as well as a strong background in innovation, building businesses, corporate governance, talent management and strategic planning.

Other Public Company Directorships held during the past five years

From 2005 to May 2015, Ms. Miller served as a member of the board of directors of TRW Automotive Holdings Corp., an NYSE-listed global supplier of automotive components.

David W. Smith
Age 73 Director since 1998 Lead Director Independent Committees • Compensation • Governance • Executive (chair)

Background

Mr. Smith is currently our Lead Director. Mr. Smith owns and controls Woodwinds LLC, a farmland holding company registered in Minnesota and Kansas. From 2000 to 2003, when he retired, Mr. Smith was the Chief Executive Officer of NCS Pearson, Inc. Mr. Smith was a member of the Board of Directors of Plato Learning, Inc., a Nasdaq-listed educational technology company, serving from 2004 until 2012. From 2004 to 2009, he served on the Board of Directors of Scientific Learning Corporation, a publicly traded company that provides education software. Mr. Smith earned a B.A. and an M.A. from Southern Illinois University, as well as an M.B.A. from the University of Iowa.

Qualifications

Mr. Smith has extensive executive leadership experience in the education services industry and a strong background in strategic planning and operational matters.

Other Public Company Directorships held during the past five years

None

Jeffrey W. Taylor
Age 64 Director since 2002 Independent Committees • Audit • Compensation • Finance (chair) • Executive

Background

Mr. Taylor retired from Pearson PLC, a multinational publishing and education company, in July 2014, after serving as Senior Policy Advisor since June of 2012. Prior to that position, Mr. Taylor was Senior Vice President, U.S. Government Policy and Investor Relations, at Pearson PLC from 2008 to 2012. He previously served as President of Pearson, Inc., the U.S. holding company of Pearson PLC. From 1994 to 2000, he served as Vice President and Chief Financial Officer of National Computer Systems, an education testing and software company. Mr. Taylor was named trustee of Indiana State University in August 2014. Mr. Taylor earned a B.S. from Indiana State University.

Qualifications

Mr. Taylor has extensive executive leadership experience in the education services industry and a strong background in government relations and corporate finance.

Other Public Company Directorships held during the past five years

None

Darrell R. Tukua
Age 64 Director since 2004 Independent Committees • Audit (chair) • Finance • Executive

Background

From 1988 to 2003, when he retired, Mr. Tukua was a Partner with KPMG LLP, a global provider of audit, tax and advisory services, which he joined in 1976. Since 2005, Mr. Tukua has served on the Board of Directors of Constellation, Inc., a mutual insurance holding company comprised of medical liability insurers, where he is also a member of the Audit & Budget, Investment and Governance Committees. In addition, Mr. Tukua has served since 2005 as a member of the Board of Directors and Audit, Compensation and Nominating/Corporate Governance Committees of Gate City Bank, a retail and commercial bank. Mr. Tukua also serves as a member of the Board of Directors of non-profit organizations Allina Health System and Ecumen. Mr. Tukua earned a B.S. from the University of South Dakota.

Qualifications

Mr. Tukua has extensive experience in finance, accounting, auditing, financial reporting and public company disclosure matters, as well as regulatory compliance, risk management and regulated industry matters.

Other Public Company Directorships held during the past five years

None

None of the above nominees is related to each other or to any of our executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our company’s directors and executive officers file initial reports of ownership and reports of changes in ownership with the SEC. Directors and executive officers are required to furnish our company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to our company and written representations from our company’s directors and executive officers, all Section 16(a) filing requirements were met for the fiscal year ended December 31, 2017.

Code of Business Conduct

We have adopted the Capella Education Company Code of Business Conduct, which applies to all of our employees, directors, agents, consultants and other representatives. The Code of Business Conduct includes particular provisions applicable to our senior financial management, which includes our Chief Executive Officer, Chief Financial Officer and other employees performing similar functions. A copy of our Code of Business Conduct is on our website at www.capellaeducation.com, by clicking on “About,” then “Governance.” We intend to post on our website any amendment to, or waiver from, a provision of our Code of Business Conduct that applies to any director or officer, including our Chief Executive Officer, Chief Financial Officer and other persons performing similar functions, promptly following the date of such amendment or waiver.

Committees of Our Board of Directors

Our Board of Directors has five standing committees: Audit, Compensation, Finance, Governance and Executive. The charters for our Audit Committee, Compensation Committee, Governance Committee and Executive Committee are available in the Governance section of the About page on our website at www.capellaeducation.com. The following table identifies the members for each of the Board committees, number of meetings held in 2017, and the principal roles and responsibilities for each of the Board committees. Our Board of Directors has determined that each member of our Audit Committee is “independent,” as defined under and required by the rules of the Nasdaq Stock Market and the federal securities laws. The Board of Directors has determined that Mr. Tukua and Mr. Taylor each qualify as an “Audit Committee financial expert,” as defined under the rules of the federal securities laws.

    Audit Committee

Independent Members	Roles and Responsibilities of the Audit Committee
Darrell Tukua (Chair) H. James Dallas Mike Linton Jeff Taylor Number of 2017 Meetings 9	Our Audit Committee is directly responsible for, among other things, the appointment, compensation, retention and oversight of our independent registered public accounting firm. The oversight includes reviewing the plans and results of the audit engagement with the firm, approving any additional professional services provided by the firm and reviewing the independence of the firm. The Audit Committee is also responsible for discussing the effectiveness of internal control over financial reporting with the firm and relevant financial management.

    Compensation Committee

Independent Members	Roles and Responsibilities of the Compensation Committee
Mike Linton (Chair) Rita Brogley H. James Dallas Dave Smith Jeff Taylor Number of 2017 Meetings 7	Our Compensation Committee is responsible for, among other things, recommending the compensation for our Chief Executive Officer to the Executive Committee, determining the compensation for our executive officers (including but not limited to base salary, incentive compensation, equity awards, and long-term incentive awards) and administering our equity compensation plans and other compensation programs. The Compensation Committee also recommends compensation levels for Board members and approves new-hire offer packages for our executive officers.

    Finance Committee

Members	Roles and Responsibilities of the Finance Committee
Jeff Taylor (Chair) Michael Lomax Jody Miller Darrell Tukua Number of 2017 Meetings 2	Our Finance Committee is responsible for, among other things, assisting the Board of Directors in fulfilling its oversight responsibilities related to financing transactions and changes in our capital structure; and acquisitions, joint ventures, divestitures and other business investment transactions in which we may be involved.

    Governance Committee

Independent Members	Roles and Responsibilities of the Governance Committee
Rita Brogley (Chair) Michael Lomax Jody Miller Dave Smith Number of 2017 Meetings 5	Our Governance Committee is responsible for, among other things, assisting the Board of Directors in selecting new directors and committee members, evaluating the overall effectiveness of the Board of Directors, reviewing CEO succession planning and reviewing developments in corporate governance compliance.

    Executive Committee

Independent Members	Roles and Responsibilities of the Executive Committee
Dave Smith (Chair) Rita Brogley H. James Dallas Mike Linton Michael Lomax Jody Miller Jeff Taylor Darrell Tukua Number of 2017 Meetings 2 Number of Executive Sessions at 2017 Board Meetings 7	Our Executive Committee consists of all independent members of our Board of Directors. Our Executive Committee is responsible for, among other things, evaluating and determining the compensation of our Chief Executive Officer, setting the agenda for meetings of our Board of Directors, establishing procedures for our shareholders to communicate with our Board of Directors and reviewing and approving our management succession plan.

The purpose and responsibilities of our committees are more fully described in the committees’ charters.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis (CD&A) focuses on how our Named Executive Officers (NEOs) were compensated for 2017 and how their compensation aligns with our shareholder interests, our business objectives, regulatory guidelines, learner interests, and our outcomes-driven culture. For 2017, our NEOs were:

Name	Title
J. Kevin Gilligan	Chairman and Chief Executive Officer (CEO)
Steven L. Polacek	Senior Vice President and Chief Financial Officer (CFO)
Renee L. Jackson	Senior Vice President and General Counsel
Peter M. Ramstad	Senior Vice President and Chief Human Resources Officer
Andrew E. Watt	Senior Vice President of Post-Secondary Education

Ms. Jackson was promoted to Senior Vice President on February 9, 2017.

Executive Summary

Fiscal Year 2017 Company Performance

As an online post-secondary education services provider, we are operating in a very competitive market environment, and our performance demonstrates that we continue to be able to differentiate our value proposition from those of our peers and competitors and deliver results. Our success is based on our reputation as a leader in quality online higher education, a culture focused on doing what is right for our learners, and our ability to execute and innovate. We believe that the success of our learners and the long-term return to our shareholders are directly linked, as we pursue our goal of sustainable long-term growth through differentiation via innovation.

While we did not achieve our targeted level of improvement for learner success rate (persistence), we exceeded in other areas, particularly as it relates to learner satisfaction. We exceeded our revenue and operating income threshold goals, however we did not achieve our target level goals in these two areas. In addition, we improved on all three of our quality measures, and exceeded our improvement goal in two of the three quality measures. The cumulative impact of these results generated a payout at 73.8% of target for participants in our annual incentive plan.

We fell short of our revenue and operating income targets for the three-year period 2015-2017, due in part to industry headwinds. However, we outperformed most of our peers with positive total shareholder return (TSR) over the period of 19.5%. Our long-term performance cash payout for the three-year period 2015-2017 was 17.1% of the targeted award amounts. During this same three-year performance period, our TSR ranked 7th of the seventeen companies (including Capella) identified as our peers at the beginning of the period, which excluded organizations initially in the peer group that merged or became private during the period.

Proposed Merger with Strayer Education, Inc. (“Merger”)

On October 29, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Strayer Education, Inc. (“Strayer”) to combine in an all-stock merger of equals transaction, creating a national leader in education innovation. The proposed Merger remains subject to the satisfaction of customary closing conditions, including approvals by the U.S. Department of Education, state regulators, and relevant accreditation bodies. Strayer will be the remaining corporate entity, to be renamed Strategic Education, Inc. upon the closing of the Merger, which is expected to close in the third quarter of 2018. Following the completion of the Merger, Strayer University and Capella University will continue to operate as independent and separately accredited institutions. On January 19, 2018, the Merger Agreement was approved at a special meeting by our shareholders as well as the Strayer stockholders.

Upon the effectiveness of the Merger, the board of directors of the combined company will consist of nine directors designated by Strayer, Mr. Gilligan (our chief executive officer), and two additional designees who are currently members of the Capella board of directors and are recommended by Mr. Gilligan. One of the two additional Capella designees will be appointed to serve on the Compensation Committee of the combined company. Mr. Gilligan will be appointed as vice chairman of the board of directors of the combined company at the effective time of the Merger. Mr. Polacek, our senior vice president and chief financial officer, will be appointed as the chief integration officer of the combined company. Mr. Watt will also continue to be employed by the combined company. Ms. Jackson and Mr. Ramstad will assist in the transition and integration but are not expected to remain employed by the combined company beyond a transitional period.

Fiscal Year 2017 Compensation Actions

Our overall compensation approach for 2017 largely remained stable, with our NEOs receiving base salary, annual and long-term incentive compensation, and modest benefits. Each of our NEOs received base salary merit increases of 2.7% for 2017, consistent with our broader employee increases and market trends, except for Ms. Jackson who received an increase of 7.7% to reflect her performance and her compensation relative to the market for her role. In addition, Mr. Watt did not receive a salary increase in 2017 due to the significant salary increase he received in November 2016 when he was promoted to his current role. The only change in the annual incentive target percentage in 2017 for any NEO from the targets previously established in 2016 was the increase of Mr. Watt’s target percentage from 40 to 50% of his base salary due to his promotion in November 2016. The Committee believes the other NEO target percentages are within appropriate market ranges.

As in previous years, the long-term incentive (LTI) awards were split into three equal amounts among stock options that vest pro-rata over four years, restricted stock units (RSUs) that cliff-vest after three years and long-term performance cash (LTPC) awards that are earned over three-year overlapping performance cycles. Our LTPC for 2013-2015 and later have focused equally on top-line revenue and bottom-line operating income tied to our long-range strategic plans, subject to a modifier that is determined based on how well we perform relative to our peers. We chose these measures because they correlate strongly with long-term shareholder value creation. NEOs received LTI grants that were in the range of 85% to 290% of their base salary as of the beginning of the year.

Based on our operating results versus our annual operating plan, as well as our performance versus our non-financial learner satisfaction and learner success goals, annual bonus payouts for 2017 were 73.8% of target award opportunities for our NEOs. We achieved results that were above the threshold level in both of our financial metrics, but below the target level, resulting in an average payout of 56.9% on the financial goals, which account for 80% of our annual incentive. We achieved the maximum level of performance in two of our three quality measures and the threshold level of performance in the third, for a weighted average payout of 141.5% on our quality metrics, which account for 20% of our annual incentive. Four of our five metrics showed improvement over the previous year.

In addition, we closed our three-year long-term performance cash period 2015-2017. Based on our operating results versus our long-range strategic plan, long-term performance cash payouts for the 2015-2017 performance period were 17.1% of target award opportunities for our NEOs. There were two equally weighted measures (cumulative revenues and cumulative operating income, both over three years), and while we exceeded the threshold level for revenues for the performance period (but did not meet the target level), we did not meet the threshold level for operating income for the performance period. The payment was increased by 10% from 15.5 to 17.1% as a result of the TSR for the period being above the 60th percentile within the peer group defined shortly after the beginning of the performance period, after adjusting for companies that merged or became privately held during the performance period.

Merger-Related Fiscal Year 2017 Compensation Actions

In connection with our proposed Merger with Strayer, on and after October 29, 2017, our Compensation Committee, and with respect to the compensation of our CEO, the executive committee of our board of directors (Executive Committee), approved certain agreements and amendments regarding compensatory matters for our NEOs and other executive officers relating to their employment during the transition and integration periods occurring in connection with the Merger. For additional detail see “Merger-Related Executive Compensation Decisions” on page 18 of this Form 10-K/A.

On January 19, 2018, the Merger Agreement was approved at a special meeting by our shareholders. That same day, the Strayer stockholders approved the Merger at Strayer’s special meeting. At that time our shareholders also approved, on a non-binding advisory basis, the compensation that will or may become payable to our NEOs in connection with the Merger.

Results of 2017 Advisory Vote to Approve Executive Compensation

Throughout our history as a publicly traded company, our executive leadership has made significant efforts to connect with investors and shareholders through quarterly outreach programs, including attendance at investor conferences, non-deal roadshows, periodic investor/analyst days, and hosting investors at our corporate offices. Our goal is to discuss Capella’s results, challenges, and opportunities and to listen to the feedback from current and potential shareholders.

Shareholder support for our Say on Pay proposal at the May 2017 annual meeting of shareholders was 93%. This strong level of support for our 2017 compensation program was an important factor in the Compensation Committee’s decision to not make any significant changes in the design or operation of our compensation program for 2018 outside of any Merger-related considerations.

Highlights and Policies of Our Executive Compensation Program

Below we highlight certain executive compensation practices and policies we employ to align executive compensation with shareholder interests. Also listed are certain compensation practices we do not employ because we believe they would not serve our shareholders’ long-term interests.

What We Do

•	Pay for Performance. We align our annual incentive plan and long-term performance cash plan with objective performance metrics, including revenue and operating income (both measured on an annual basis as well as cumulatively over three years), and learner satisfaction and learner persistence (both measured annually). In addition, the long-term performance cash plan has a modifier, which has been based on TSR as compared to a reference peer group for awards granted in the last two years, and two-thirds of the LTI awards are equity based (RSUs and options). As a result, a significant portion of our NEOs’ potential compensation is not guaranteed, but is linked to achievement of financial metrics and shareholder return.

•	Stock Ownership Guidelines. We have robust stock ownership guidelines for our NEOs. Prior to satisfying the guidelines, the only permitted disposition is sale/forfeiture to cover income tax liabilities associated with option exercises, the lapsing of restrictions on restricted stock awards, or the vesting of shares underlying restricted stock units. Compliance is measured at the time of any proposed sale transactions using recent trading prices to determine fair market value. The retention guidelines for our current NEOs are as follows:

Position	Must Hold Company Common Stock Valued at:
Chief Executive Officer	Four times annual salary
Senior Vice Presidents	Two times annual salary

•	Independent Compensation Consultant. The Compensation Committee annually evaluates the independent compensation consultant in order to ensure the consultant’s continuing independence in accordance with the listing standards of Nasdaq.

•	Clawback Policy/Compensation Recoupment. Our clawback policy allows us to recoup from our NEOs incentive-based bonus and equity compensation gains resulting from certain misconduct that causes a financial restatement.

•	Compensation Risk Assessment. A risk assessment of our compensation programs is performed on an annual basis, and the results of this assessment are reviewed with our Compensation Committee. This assessment confirmed that our compensation programs do not create risks that are reasonably likely to have a material adverse effect on our company.

•	Incentive Compensation Regulations. We structure our executive compensation programs to comply with United States Department of Education regulations regarding incentive compensation.

•	Equity Awards Practice. Except as noted below, our equity awards practice only allows grants to be made when our insider trading window is open. This practice helps ensure that equity awards are made at a time when any material information that may affect our stock price has been provided to the market and, therefore, the exercise price or value of the award reflects the fair value of our stock based on all relevant information. In the case of new-hire grants, our Compensation Committee may approve awards with grant dates based on a specified future date of hire or an effective date when our trading window is open.

•	Annual Shareholder “Say on Pay.” We value our shareholders’ input on our executive compensation programs. Our Board of Directors seeks an annual, non-binding advisory vote from shareholders to approve the executive compensation disclosed in our CD&A, tabular disclosures, and related narrative in our proxy statements.

What We Don’t Do

•	Offer Excessive Perquisites. We do not offer any significant perquisites to our NEOs that are not common in the marketplace.

•	Permit Hedging of Our Stock. Our insider trading policy prohibits our directors and executives from engaging in hedging transactions.

•	Permit Pledging of Our Stock. Our insider trading policy prohibits our directors and executives from engaging in margin loans or otherwise pledging their shares.

•	Guarantee Bonuses or Equity Grants. Our NEOs do not have commitments to receive equity-based awards, except make-whole awards contemplated as part of an offer of employment that replace awards forfeited from a previous employer.

•	Reprice or Replace Underwater Stock Options Without Prior Shareholder Approval. Our equity incentive plan does not permit repricing or exchange of underwater stock options without shareholder approval.

•	Offer Income Tax Gross-ups. We do not provide income tax gross-ups to our NEOs.

•	Offer Single Trigger Change-in-Control Provisions. The change-in-control provisions under our severance programs and equity awards are double trigger. However, due to some unique circumstances as a result of the Merger, and in consideration for some valuable commitments by Mr. Watt that will be important to the Merger, including his waiving certain rights he might have otherwise had to resign for “Good Reason” under the Senior Executive Severance Plan, he was provided a time-limited single-trigger window as described in the Merger-Related Executive Compensation Decisions section below.

Philosophy and Goals of Our Executive Compensation Program

We believe that compensation programs should be a tool to increase shareholder value by linking corporate strategy and business objectives. Five key business objectives and their corresponding compensation element(s) are as follows:

I.	Attract, retain, and motivate talent (tied to salary and annual adjustments);
II.	Pay for performance (tied to annual and long-term incentive plans);
III.	Align interests of business leaders with those of shareholders (tied to long-term incentive plans);
IV.	Align compensation with strategy (tied to annual and long-term incentive plans); and
V.	Discourage inappropriate risk taking (tied to all plans).

We believe these objectives allow us to best align with shareholder interests and ensure that a significant portion of our executives’ pay is based on performance objectives. Our compensation plans are undergirded by our commitment to our learners and our commitment to leading the organization with high integrity in a way that reflects our corporate values.

In general, we target base salary, annual incentives, and long-term incentives to be within an appropriate range around the market median which is determined by our independent compensation consultant looking at how other NEOs are compensated within our peer group. In 2017, we refined this range around median to be +/- 10% for base salary, +/-15% for annual bonus, and +/-20% for long-term incentives and total direct compensation. We consider where the compensation falls within the distribution of peer group companies, by considering the percentile rank for the total compensation of the NEO.

The Committee may also deviate from the targeted ranges based on consideration of other factors, including but not limited to an executive officer’s experience and expertise, performance evaluations, and range and scope of responsibilities. Finally, the positions used to benchmark targeted ranges, particularly positions other than CEO and CFO, may not directly correlate to the positions and responsibilities of our NEOs, and therefore compensation levels may be adjusted to reflect such position-specific considerations.

We believe all elements of compensation should be consistent with relevant industry norms and comply with all applicable rules and regulations, including United States Department of Education incentive compensation regulations.

Total Direct Compensation Elements

Element	Purpose	Key Features
Base Salary	• To attract and retain executives with a competitive level of regular income	• Calibrated to range around median of peer group • Based on size, scope, and complexity of the individual’s role • Reflects past and current performance, experience, knowledge, and skills
Annual Incentive Plan

•  To encourage and reward contributions to our annual financial and non-financial objectives through performance-based compensation subject to challenging, objective, and transparent performance metrics

•  Calibrated to range around median of peer group

•  Target award opportunities are set as percentage of the NEO’s base salary, ranging from 50 to 115% for 2017

•  Actual award payouts can range from 0 to 200% of individual target depending on performance

•  Performance metrics are based on annual revenue, operating income goals, and non-financial learner satisfaction and learner success goals

Long-Term Incentive Award	• To encourage and reward building long-term shareholder value through successful strategy execution • To retain key executives

•  Calibrated to range around median of peer group

•  Target award opportunities are set as percentage of the NEO’s base salary, ranging from 85 to 290% for the 2017-19 performance period

•  Equally weighted mix of stock options (four-year pro-rata vesting), RSUs (three-year cliff vesting) and long-term performance cash (three-year overlapping performance cycles)

•  Performance metrics based on three-year cumulative revenue and operating income goals, as well as three-year performance relative to peers

•  Actual award payouts on the long-term performance cash award can range from 0 to 240% of individual awards depending on performance

Other Compensation	• To provide market competitive welfare and retirement benefits, as well as a limited number of perquisites

•  NEOs participate in most of the same benefit plans made available to all U.S.-based salaried employees, including medical, disability, life insurance, and 401(k) plan; in addition, NEOs receive premiums for supplemental life insurance benefits.

Role of Independent Compensation Consultant and Management

Since 2015, the Compensation committee has engaged Frederic W. Cook & Co. as its independent compensation consultant. Frederic W. Cook & Co. had no other compensation consulting engagements with management during 2017. They were hired by and reported to the Compensation Committee, and worked collaboratively with management at the direction of the Compensation Committee.

Our independent compensation consultant is engaged to:

•	Compile and assess market competitiveness for the compensation of our executives, consistent with our compensation philosophy;
•	Provide counsel on Compensation Committee best practices, compensation risk management, market changes, and responses to regulatory changes;
•	Review and provide input on companies included in our peer group used for benchmarking purposes; and
•	Provide input on the design of the annual and long-term incentive compensation programs.

All work performed by the independent compensation consultant at the request of management is authorized by the Compensation Committee prior to commencement.

The Compensation Committee has assessed the independence of Frederic W. Cook & Co. pursuant to SEC and Nasdaq rules and concluded that Frederic W. Cook & Co.’s work for the Compensation Committee does not raise any conflict of interest.

With respect to CEO compensation, our independent compensation consultant provides a recommendation to our Compensation Committee. For other NEOs, our independent compensation consultant provides benchmarking and market information and our CEO makes recommendations to the Compensation Committee about their compensation.

Compensation Determination – Peer Group

The Compensation Committee, with the assistance of management and the independent compensation consultant, benchmarks our performance and compensation against the for-profit education sector, along with the general market for executive-level talent. Our peer group review process is conducted annually, which includes reviewing and affirming criteria (i.e. industry, size, etc.), reviewing current peer group companies to determine if any should be considered for removal or addition, and analyzing the impact of such changes.

The peer group used to set 2017 compensation for our NEOs is identified below. The Compensation Committee’s objectives in evaluating the peer group each year includes:

•	Capella’s relative rank on measures of size, profitability, market capitalization and other metrics; and
•	A desire to have a large percentage of education services companies in the comparison group.

In selecting peers outside of the education sector, we identified high-performing companies with an emphasis on the following characteristics: similar in terms of sourcing talent, customer acquisition, and retention; online marketing; and technology-enabled service business models. We use a peer group broader than just education service companies, because most of our NEOs have significant experience outside of the education services industry and we need to offer competitive salary and benefits relative to a broader market in which we compete for executive talent. The subset of education service companies is useful to compare with relevant industry competitors for the purpose of performing internal benchmarking of performance metrics, outcomes, compensation policies, and practices in a regulated environment, and is used in our long-term performance cash plan metrics.

Education Services Companies

• American Public Education	• Apollo Education	• Bridgepoint Education
• Career Education	• DeVry	• Graham Holdings
• Grand Canyon Education	• ITT Educational Services	• K12
• Cambium Learning Group	• Lincoln Educational	• 2U, Inc.
• Strayer Education	• Universal Technical	• Houghton Mifflin Harcourt

General Industry Companies

• Advisory Board • Kforce	• Corporate Executive Board • Korn Ferry International	• Huron Consulting • Monster Worldwide

Using the peer group we used to set 2017 compensation for our NEOs (as shown above), the independent compensation consultant computed a composite percentile rank of various measures of company size and found that Capella Education Company was at the 50th percentile. The consultant’s analysis is summarized below:

Company Name	Latest 4 Quarters ($Mil.)			Latest Quarter ($Mil.)			Latest Employees	3/30/2016 Market Capital	Composite Percentile Rank*
	Net Revenue	Operating Inc. (EBIT)	EBIT Margin	Total Assets	Total Equity	Invested Capital
Graham Holdings	$2,586	$179	7%	$4,353	$2,491	$2,917	11,585	$2,705	86%
DeVry	$1,861	$193	10%	$1,909	$1,467	$1,470	11,770	$1,088	81%
Grand Canyon Education	$778	$210	27%	$898	$610	$692	3,650	$1,997	81%
Korn Ferry International	$1,164	$142	12%	$1,873	$1,031	$1,178	3,687	$1,620	76%
Apollo Education	$2,438	$171	7%	$2,047	$1,086	$1,140	34,000	$882	73%
Corporate Executive Board	$928	$157	17%	$1,339	$44	$605	4,600	$2,086	68%
Huron Consulting	$699	$99	14%	$1,164	$652	$965	2,671	$1,157	66%
Advisory Board Co.	$768	$58	8%	$1,980	$449	$1,002	3,500	$1,328	56%
Houghton Mifflin Harcourt	$1,416	$(106)	-7%	$3,137	$1,198	$1,996	4,500	$2,401	55%
Capella Education	$430	$67	16%	$250	$198	$198	2,887	$614	50%
Kforce	$1,319	$74	6%	$352	$140	$224	2,800	$528	49%
ITT Educational Services	$850	$110	13%	$664	$161	$396	6,650	$74	48%

Strayer Education	$434	$70	16%	$248	$143	$143	1,433	$518	47%
K12	$910	$22	2%	$715	$535	$570	4,800	$391	44%
American Public Education	$328	$54	17%	$304	$237	$237	2,463	$329	44%
Monster Worldwide	$667	$49	7%	$1,160	$481	$681	3,700	$288	41%
Bridgepoint Education	$562	$26	5%	$507	$304	$304	5,055	$467	36%
Career Education	$847	$(11)	-1%	$611	$338	$376	5,001	$295	30%
Cambium Learning Group	$145	$16	11%	$141	$(74)	$28	577	$200	21%
2U, Inc.	$150	$(26)	-17%	$231	$196	$196	955	$1,064	21%
Universal Technical Inst.	$357	$(3)	-1%	$265	$112	$157	2,020	$101	15%
Lincoln Educational Svcs.	$193	$3	1%	$210	$81	$139	2,152	$61	12%
75th Percentile	$1,164	$142	13%	$1,873	$652	$1,002	5,001	$1,328
Mean	$924	$71	7%	$1,148	$556	$734	5,599	$932
Median	$778	$58	7%	$715	$338	$570	3,687	$528
25th Percentile	$434	$16	2%	$304	$143	$224	2,463	$295
Capella Education Rank	25%	54%	84%	16%	35%	20%	36%	51%

•	Composite percentile rank excludes total assets, invested capital, and total employees.
•	Companies are ranked in descending order based on overall average percentile rank.
•	All financial and market data are taken from Standard & Poor’s Capital IQ based on the most recent publically disclosed information as of March 1, 2016.
•	Total employees is based on the most recent annual filing as of March 1, 2016.

As is our annual practice, in late 2017 we benchmarked our compensation against our peer group, evaluating base salary; total cash compensation, which is comprised of base salary and target annual incentive compensation; and total direct compensation, which is comprised of total cash compensation plus the value of long-term incentive compensation. In making decisions on the compensation for executive officers, the Compensation Committee considered each executive’s experience, performance and potential and competitive benchmarking to align pay and performance. The Compensation Committee reviewed the resulting executive’s total compensation relative to the benchmark data and considered the pay of each executive appropriate.

As we looked to make 2018 compensation decisions, we conducted our annual review of the peer group in May 2017. After consideration and input from the independent compensation consultant we eliminated ITT Educational Services because it was delisted, and Monster Worldwide because it was acquired. The educational subset of this revised peer group was also the basis of the modifier implemented for the 2017-2019 LTPC plan, and our normal practice would have been to use this updated peer group for benchmarking for 2018 compensation decisions. However due to the Merger, the intent was that there be no compensation increases for Mr. Gilligan, Mr. Polacek and Mr. Ramstad in February 2018, and in consultation with the independent compensation consultant, the Committee believed that it had adequate market information to approve the compensation increase recommendations made by Mr. Gilligan for Mr. Watt and Ms. Jackson without additional benchmarking data.

2017 Executive Compensation Decisions

The compensation philosophy outlined above served as the primary guiding principle for compensation decisions regarding Mr. Gilligan and the other NEOs. Generally, the Compensation Committee’s compensation actions for 2017 reflected a pay-for-performance philosophy that focused on the achievement of management’s financial, learner satisfaction and learner success objectives, and TSR.

Base Salary. The Compensation Committee annually reviews salaries for our executive officers against performance and market survey data, and uses a range around market median as a benchmark for each position. In 2017, our NEOs at the time were benchmarked at median against NEOs in similar roles within our peer group by our independent compensation consultant. The Compensation Committee reviewed and approved Mr. Watt’s revised compensation when he was promoted into his new role and became an executive officer in November 2016, using market data provided by the independent compensation consultant as one of the inputs.

The NEOs’ base salary merit increases were 2.7%, which was determined to be consistent with general market trends based on information provided by the independent consultant, and was also consistent with the overall employee population of Capella for this period, except for Ms. Jackson where an increase of 7.7% was made to reflect her performance, her additional experience at Capella, and the market for her position.

NEO Base Salaries and Merit Increases for 2017
Name	Base Salary for 2016	Merit Increase in 2017*	Base Salary for 2017
J. Kevin Gilligan	$787,950	2.7%	$809,225
Steven L. Polacek	$453,700	2.7%	$465,950
Renee L. Jackson	$325,000	7.7%	$350,000
Peter M. Ramstad	$367,200	2.7%	$377,114
Andrew E. Watt**	$350,000	0.0%	$350,000
* All NEO salary changes were effective March 20, 2017. ** 18.3% increase at time of promotion on November 9, 2016 to $350,000.

Annual Incentive Plan. The Management Incentive Plan (MIP) is our annual cash incentive plan based on targets that reward strong overall performance and is designed and administered to comply with all Department of Education regulatory requirements. The level of participation for each executive officer in the annual incentive plan is based upon the degree to which his or her position impacts overall financial performance of the company, and also by benchmarking target incentive compensation levels to comparable positions in our peer companies, and specific roles within our peer companies when that information is available. For our NEOs, the target MIP award for 2017 was in the range of 50 to 115% of their base salary.

Financial metrics accounted for 80% of the targeted annual incentive, split evenly between revenue and operating income. This weighting is based on our belief that both revenue growth and operating income growth are equally critical goals at this stage of our development and to our shareholders. The remaining 20% of the targeted incentive opportunity was divided between two measures of learner satisfaction (5% each) and a measure of learner success (10%). The two measures for learner satisfaction are Priorities Survey for Online Learners (PSOL) and End of Course Evaluations (EOCEs). Learner success is measured based upon improvement in new learner cohort persistence over a period of time.

In making its annual determination of minimum, target, and maximum payout levels under the annual incentive plan, the Compensation Committee may consider any specific and unusual circumstances facing us during that year. The only change in the annual incentive target percentage in 2017 for any NEO from the targets established in 2015 was the increase of Mr. Watt’s target percentage from 40 to 50% of his base salary due to his promotion in November 2016. The Committee believes the other NEO target percentages are within appropriate market ranges.

At the beginning of 2017, the Compensation Committee approved the payout matrix that detailed payout opportunities based on our company’s achievement of plan objectives for 2017. The weightings for each measure were consistent with previous practice, and similar to last year, each of the learner satisfaction instruments would be considered independently. The learner success measure also required improvement over the prior year baseline in order to achieve any level of payout, which was achieved.

Based on the combined results achieved for each of these plan components, our NEOs earned 73.8% of the targeted incentive opportunity in 2017. A summary of the measures, weights and results achieved is shown in the chart below:

*Financial goals and results were determined according to GAAP on a consistent basis with our external reporting, except the operating income calculation excluded the expenses associated with the Merger itself, expenses associated with any modification resulting from amending (or accelerating) any equity awards, expenses associated with certain restructuring actions taken in 2017 and expense associated with a write-down of goodwill and intangible assets associated with the DevMountain and Hackbright acquisitions. These adjustments were made to more accurately reflect performance against the goals established because these expenses were not contemplated at the beginning of the performance period.

Long-Term Incentive Plan Awards. In order to drive long-term shareholder value and retain executives, the long-term incentive grants are typically made once annually to eligible executives, in the form of stock options, RSUs and long-term performance cash (LTPC). The long-term incentive awards elements for awards granted in 2017 to our NEOs are outlined below:

LONG-TERM INCENTIVE AWARDS FOR NEOs
Element	Stock Options	RSUs	LTPC
Weight	1/3 of LTI grant	1/3 of LTI grant	1/3 of LTI grant
Vesting Schedule	Four-year ratable	Three-year cliff	Three-year one-time payout
When Granted	Generally annually	Generally annually	Generally annually
Delivery Format	Equity	Equity	Cash
Type of Performance	Long-term and variable	Long-term and variable	Long-term and variable
Payout Determination	Depends on stock price on exercise date	Depends on stock price on vest date	Financial performance and comparison with peers

Target long-term incentive grant levels are established for each executive based on the benchmarked market for the position and the experience of the incumbent in the role. These targeted amounts are expressed as a percentage of the executive’s base salary and reviewed annually. Actual grant levels each year are then determined considering the specific performance and other factors unique to the period. These adjustment factors ranged from 0 to 10% in 2017, and the overall range of awards granted was 85 to 290% of the NEO’s base salary as of the beginning of 2017. The Compensation Committee determined that to reflect market practices and performance, the 2017 LTI target would be 290% for Mr. Gilligan, 190% for Mr. Polacek, 90% for Mr. Ramstad and 85% for each of Ms. Jackson and Mr. Watt.

2017 Stock Option Awards

We make annual grants of stock options to our NEOs that represent one-third of their long-term incentive award. Stock options vest ratably over four years, have a 10-year exercise term, and are subject to continued employment except in cases such as death, disability or retirement. In addition as a result of the change-in-control provisions in the plan and award agreements, awards will vest immediately if employment is terminated under specified conditions within two years of shareholder approval of the Merger Agreement.

2017 Restricted Stock Unit Awards

We make annual grants of RSUs to our NEOs that represent one-third of their long-term incentive award. RSUs cliff-vest after three years, subject to continued employment except in cases such as death, disability or retirement. In addition as a result of the change-in-control provisions in the plan and award agreements, awards will vest immediately if employment is terminated under specified conditions within two years of shareholder approval of the Merger Agreement.

2015-2017 Long-Term Performance Cash Awards

A significant feature of our Long-Term Incentive Plan is the three-year LTPC plan. This plan includes both performance-based metrics and a modifier based on our performance compared to the performance of a defined peer group and is cash-denominated and cash-settled to conserve our authorized share reserve. We make annual grants of LTPC awards to our NEOs that represent one-third of their annual long-term incentive award.

Our plan provides participants an opportunity to earn from 0 to 240% of the targeted incentive, depending on the degree to which the company achieved its multi-year performance objectives for cumulative revenue and operating income over the period. Following the end of the three-year performance period, the Compensation Committee may apply a performance modifier calculated by comparing our performance versus the education industry peers for the peer group used at the time the award was granted, and adjusting the portion of the payout attributable to these measures negatively and positively by up to 20% based on our relative achievement on these measures.

The two performance measures and goals applicable to the 2015-2017 performance period and actual long-term performance cash results are summarized in the chart below. Based on the combined results achieved for each of these plan components, NEO participants earned 17.1% of the targeted incentive opportunity under the 2015-2017 LTPC plan. The +10% performance modifier was applied based on Capella’s relative TSR performance as compared to the peer group at the beginning of the performance period, which consisted of twenty peer companies defined in 2015 and used for 2016 compensation benchmarking (as described in the 2017 proxy statement), plus Capella, and excluding Corporate Executive Board, Apollo Education Group, the Advisory Board Company, and Monster Worldwide, which were acquired or became privately held during the performance period. Capella was in the top 40% of the combined relative rankings based on TSR over the performance period for the updated peer group of 16 companies plus Capella.

* For purposes of determining performance of the LTPC plan, the Compensation Committee adjusted goals to reflect the impact of the divesture of Arden University and the change in revenue recognition, both of which occurred in 2016. In addition, in determining actual results, the impact of the acquisitions that occurred in 2016 was also excluded. Finally, the calculation of operating income for 2017 reflected the same adjustments as described above for the 2017 MIP. The adjustments to targets and results were made to more accurately reflect performance against the goals established, as these events were not contemplated at the beginning of the performance period when the targets were determined.

Deferred Compensation Plan

In May 2017, our Compensation Committee adopted a deferred compensation plan for the benefit of our NEOs and certain other executives intended to promote executive retention by providing a long-term savings opportunity on a tax-efficient basis. In December 2017, in anticipation of the proposed Merger with Strayer, the Compensation Committee froze our deferred compensation plan effective for plan years beginning on or after January 1, 2018.

Merger-Related Executive Compensation Decisions

Treatment of Our Outstanding Equity Awards Upon Consummation of Merger. The Merger Agreement provides that at the effective time, subject to certain terms and conditions, the following will occur:

Stock Options. Each of our stock options that is outstanding immediately prior to the effective time (whether vested or unvested) and held by a continuing employee or director of Capella will automatically and without any action on the part of the holder thereof be assumed by Strayer and be converted into a stock option of the combined company with the same terms and conditions as the original stock option to which it relates equal to the product of the merger exchange ratio of 0.875 multiplied by the number of shares of our common stock subject to the option (rounded down to the nearest whole share), and will have an exercise price per share equal to the quotient obtained by dividing the exercise price per share of our common stock by the merger exchange ratio of 0.875 (rounded up to the nearest whole cent). Our stock options that are outstanding and unexercised immediately prior to the consummation of the merger and held by our former employees, directors or consultants will automatically and without any action on the part of the holder thereof be cancelled and converted into the right to receive a cash payment equal to the product of (i) the amount of merger consideration (if any) that the holder of such stock option would have received had our stock option been exercised immediately prior to the effective time for shares of our common stock (net of the applicable exercise price), and (ii) the volume weighted average price of Strayer common stock for the ten (10) trading day period ending on the second to last trading day prior to the effective time.

RSUs. All of our RSUs that are outstanding immediately prior to the consummation of the merger will be assumed by Strayer and will be converted into awards of Strayer RSUs and will continue to have, and will be subject to, the same terms and conditions as applied to our RSUs immediately prior to the effective time, with appropriate adjustments in the number of shares of Strayer common stock subject to the Strayer RSU to reflect the merger exchange ratio.

NEO Transition Agreements & Letter Agreements

On October 29, 2017, our Compensation Committee, and in some cases, our Executive Committee, approved certain agreements and amendments regarding compensatory matters for certain of Capella’s executive officers relating to their employment during the transition and integration periods occurring in connection with the Merger, as described in more detail below.

We entered into transition agreements with each of Mr. Gilligan and Mr. Polacek to set forth the compensatory terms for Messrs. Gilligan and Polacek’s continued service with the combined company. The agreements provide that Messrs. Gilligan and Polacek will continue as employees for 12 months following the closing of the Merger, which may be extended for up to an additional six months upon the agreement of the parties, or an earlier mutually agreed upon date. During this transition period, Mr. Gilligan will have the title of Vice Chairman and will serve on the Board of Directors of Strayer and Mr. Polacek will have the title of Chief Integration Officer. The agreements set forth the base salary and target annual bonus amounts for their continued service in such capacities as follows: Mr. Gilligan – base salary of $700,000 and target annual bonus of 125% of base salary, and Mr. Polacek – base salary of $400,000 and target annual bonus of 75% of base salary. Under the agreements, Messrs. Gilligan and Polacek also agree to provide certain ongoing transition assistance and to comply with certain confidentiality, non-compete and non-solicitation covenants.

The agreements also provide that upon Messrs. Gilligan and Polacek’s termination of employment, and subject to and conditioned upon the executive’s execution and non-revocation of a general release of claims against us, Strayer and their subsidiaries and affiliates, each of Messrs. Gilligan and Polacek will be entitled to receive the payments and benefits afforded to them pursuant to our Senior Executive Severance Plan, as amended (Severance Plan), our 2005 Stock Incentive Plan and our 2014 Equity Incentive Plan (and any applicable award agreements thereunder), and, in the case of Mr. Gilligan, his employment agreement with us, in each case, in the event of a termination of the executive’s employment for any reason (including due to the executive’s voluntary resignation) other than by us or Strayer for “cause”.

We also entered into a letter agreement with Mr. Watt, which provides that if he remains employed by the combined company for eighteen months following the closing of the Merger, and agrees to waive any rights he may have to resign for “good reason” (as defined in the Severance Plan) as a result of any reduction in his job responsibilities, Mr. Watt will have the right to terminate his employment other than for good reason, effective at any time from the date that is eighteen months following the closing of the Merger until the second annual anniversary of the closing of the Merger, and will receive severance benefits pursuant to the Severance Plan equal to the benefits Mr. Watt would have received under the Severance Plan if Mr. Watt had terminated employment for good reason immediately following the closing of the Merger.

Amendments to Existing Equity Awards and Our Severance Plan

On October 29, 2017, our Compensation Committee and Executive Committee approved an amendment to our Severance Plan, to provide that the severance benefits that may be due thereunder that are calculated based on the executive’s base salary and targeted annual bonus shall use the greater of the base salary and targeted annual bonus, as applicable, in effect immediately prior to the closing of a change in control or the date of the executive’s separation. The amendment also added a “best of net” Section 280G provision, which provides that any severance and other payments that may be considered “parachute payments” pursuant to Section 280G of the Internal Revenue Code of 1986, as amended will be reduced if, and to the extent, such reduction would result in the applicable executive receiving (on an after-tax basis) a greater amount of aggregate payments than the executive would have received had all “parachute payments” been paid to the executive and the executive had paid any applicable Code Section 280G excise tax.

In December 2017, the Compensation Committee also approved:

•	An amendment to our outstanding stock option and restricted stock unit awards granted under our 2014 Equity Incentive Plan, including those held by our NEOs, to provide that such awards will accelerate and vest (and become exercisable) in full upon a termination of service by us a for reasons other than for “Cause” or by the grantee for “Good Reason”, in either case, within 24 months (increased from 12 months) following a Corporate Transaction (each, as defined in the applicable award agreement), which 24-month period conforms to the similar “double trigger” period for severance benefits under our Severance Plan.

•	An amendment to our outstanding long-term performance cash awards for the periods 2016-2018 and 2017-2019, including those held by our NEOs, to provide that, subject to the participant’s consent, such awards will be paid out based on a truncated performance period upon a change of control involving a merger or similar transaction only if the merger or other transaction is consummated, as opposed to shareholder approval of the merger or other transaction.

•	Accelerated 2017 vesting of certain equity awards held by Ms. Jackson, Mr. Ramstad and Mr. Watt to facilitate tax planning strategies for both us and them. For Mr. Watt, acceleration was limited to awards that were scheduled to vest in February 2018. For Mr. Ramstad, his awards scheduled to vest on or before April 2018 were accelerated, and for Ms. Jackson, her awards that would have vested in February 2018 or upon the consummation of the Merger were accelerated.

•	A 2017 fiscal year end payout of Ms. Jackson’s annual cash incentive award for fiscal 2017 and her long-term performance cash awards for 2015-2017 at a rate of 90% of the respective currently anticipated payout of each such award as well as Ms. Jackson’s 2016-2018 and 2017-2019 long-term performance cash awards, at a rate of 80% of the respective current anticipated payout of each such award as projected effective as of June 30, 2018.

2018 Compensation Decisions

In connection with our entry into the Merger Agreement, we have agreed not to issue or grant, or authorize the issuance or grant of, any shares of our capital stock or other of our equity interests of any class (or securities convertible into, or exchangeable or exercisable for any shares of such capital stock or other equity interests, or any options, warrants, rights) without the prior consent of Strayer other than (i) the issuance of our common stock upon the exercise of stock options or the vesting of our RSUs (including MSUs) outstanding as of October 29, 2017 and (ii) the issuance of any RSUs, not to exceed aggregate dollar amounts and individual allocations consistent with past practices. We will not grant any stock options or long-term performance cash awards in 2018. We and Strayer have agreed that:

•	With respect to employees who are expected to continue their employment with the combined company after the Merger, we may issue annual equity awards in 2018 in the form of RSUs at a rate generally consistent with a participant’s 2017 incentive compensation that will cliff vest on the four year anniversary of the grant date. These awards may accelerate and vest in full upon a termination of the participant by us or the combined company for reasons other than “Cause” or by the participant for “Good Reason,” in either case, within 24 months following a Corporate Transaction (as defined in the applicable award agreement).

•	With respect to employees whose employment is expected to terminate in connection with the consummation of the Merger, we may issue annual equity awards in 2018 in the form of cash-settled RSUs at a rate generally equal to 50% of that participant’s 2017 incentive compensation that will cliff vest on or about June 30, 2018 or such later date as determined by our Compensation Committee. These awards may accelerate and vest on a pro rata basis (based on the time the participant provides service to us between January 1, 2018 and June 30, 2018) upon a termination of the participant by us or the combined company for reasons other than “Cause” or by the participant for “Good Reason,” in either case, prior to the applicable vesting date of the award (as defined in the applicable award agreement). This provision was applied to the 2018 grants to Mr. Gilligan, Mr. Polacek, Ms. Jackson and Mr. Ramstad.

Pursuant to the Merger Agreement, we were permitted to issue and in February 2018 did issue:

•	A cash-settled RSU to Mr. Polacek with a grant date fair market value of $800,000 that will cliff vest on the 18-month anniversary of the Merger’s effective date subject to his continued service with the combined company, and will vest on a pro-rated basis if the combined company terminates him without cause during the period between the effective date and the 18-month anniversary of the effective date.

•	An RSU to Mr. Watt with a grant date fair market value of $400,000 that will cliff vest on the four year anniversary of the grant date subject to his continued service with the combined company, and will vest pro rata based on time served from the grant date through his termination date in the event he terminates his employment in connection with that certain letter agreement dated October 29, 2017. This award is in lieu of the annual RSU grant.

•	An increase in Mr. Watt’s salary to $400,000.

Mr. Gilligan, Mr. Polacek and Mr. Ramstad did not receive a compensation increase in February 2018. Ms. Jackson received an increase consistent with previous practices and market compensation levels for her role.

Alternative Awards

As needed to attract qualified candidates, we may make a one-time cash award and/or a long-term incentive grant at the time of hire. Newly promoted executives may be eligible for a long-term equity grant commensurate with their level at the next regularly scheduled annual grant date. In addition, our Compensation Committee may identify a need to recognize performance and potential and strengthen retention incentives for a key executive and do so through a special grant. As an example, in December 2015, the Compensation Committee approved the grant of RSUs having an aggregate grant date fair value of $150,000 and three-year cliff vesting to Mr. Watt to reflect his performance and potential.

2013 Strategic Transformation Award to CEO

During 2013, we were in the midst of a challenging and pivotal period in our sector’s and our company’s history. The Board determined it was central to our shareholders’ interests to ensure our CEO was focused on and rewarded for leading our company through strategic change and delivering long-term shareholder value. In response, in May 2013, our Board granted a Strategic Transformation Award to Mr. Gilligan in the form of Market Stock Units (MSUs) with a performance feature based on the price of our common stock at the end of a five-year period. This award is described in more detail on page 23. The award was intended to be a special one-time award opportunity and not an ongoing element of annual compensation. Consistent with the intent, no special one-time awards have been granted to our CEO subsequently. The award is subject to a “clawback” provision resulting in forfeiture of the award or repayment of the value of the vested award if Mr. Gilligan engages in conduct inconsistent with our ethical standards. This award is expected to fully vest pursuant to its terms and be issued to Mr. Gilligan in May 2018.

Accounting and Tax Impact of Executive Compensation Programs

Code Section 280(G) has substantial consequences for both corporations and certain employees should any change-in-control related payments exceed certain limits. As part of planning for the Merger, the Compensation Committee reviewed the potential implications and took specific actions to avoid or minimize the potential consequences of this section. The actions included accelerating certain awards for Ms. Jackson, Mr. Ramstad and Mr. Watt, delegating authority to Mr. Gilligan and Mr. Ramstad to accelerate awards for certain participants who are not executive officers, and updating the Severance Plan to include a “best of net” provision, which would reduce severance payments if they would result in exceeding the limits defined by Code Section 280(G).

Code Section 162(m) as in effect prior to the enactment of tax reform legislation in December 2017 generally disallowed a tax deduction to public companies for compensation of more than $1 million paid in any taxable year to each “covered employee,” consisting of its CEO and the three other highest paid executive officers employed at the end of the year (other than its CFO). Performance-based compensation was exempt from this deduction limitation if the company met specified requirements set forth in the Code and applicable Treasury Regulations.

Recent tax reform legislation retained the $1 million deduction limit, but repealed the performance-based compensation exemption from the deduction limit and expanded the definition of “covered employees,” effective for taxable years beginning after December 31, 2017. Consequently, compensation paid in 2018 and later years to our NEOs in excess of $1 million will not be deductible unless it qualifies for transitional relief applicable to certain binding, written performance-based compensation arrangements that were in place as of November 2, 2017.

The Compensation Committee generally intends to continue to comply with the requirements of Section 162(m) as it existed prior to the tax reform legislation with respect to performance-based compensation in excess of $1 million payable under outstanding awards (including option awards) granted before November 2, 2017 under our 2014 Equity Incentive Plan in order to qualify them for the transitional relief. However, no assurance can be given that the compensation associated with these awards will qualify for the transitional relief, due to ambiguities and uncertainties as to the application and interpretation of newly revised Section 162(m) and the related requirements for transitional relief.

The Compensation Committee continues to believe that shareholder interests are best served if its discretion and flexibility in structuring and awarding compensation is not restricted, even though some compensation awards may have resulted in the past, and are expected to result in the future, in non-deductible compensation expenses to the Company.

Compensation Committee Report

The Compensation Committee has discussed and reviewed the Compensation Discussion and Analysis with management. Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement.

COMPENSATION COMMITTEE:

Michael A. Linton, Chair

Rita D. Brogley

H. James Dallas

David W. Smith

Jeffrey W. Taylor

Summary Compensation Table

The following table shows, for (i) our Chief Executive Officer, (ii) our Chief Financial Officer, and (iii) our three other highest paid executive officers as of December 31, 2017, collectively referred to as our Named Executive Officers, or NEOs, information concerning compensation earned for services in all capacities during the fiscal years ended December 31, 2017, December 31, 2016 and December 31, 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
J. Kevin Gilligan Chief Executive Officer	2017	804,725	—	761,708	761,693	795,830	20,000	3,143,956
	2016	787,653	—	709,688	708,126	1,821,933	14,245	4,041,645
	2015	770,538	—	680,029	660,011	846,418	19,160	2,976,156
Steven L. Polacek Senior Vice President and Chief Financial Office	2017	463,359	—	316,081	316,095	307,641	20,000	1,423,176
	2016	453,528	—	312,086	311,368	729,400	17,663	1,824,046
	2015	443,661	—	308,361	299,257	392,047	18,943	1,462,268
Renee L. Jackson(4) Senior Vice President and General Counsel	2017	344,711	—	96,719	96,697	210,719	20,000	768,846
	2016	320,865	—	86,473	86,257	230,192	10,791	734,578
	2015	301,154	—	66,316	64,357	34,800	10,800	477,426
Peter M. Ramstad(5) Senior Vice President and Chief Human Resources Officer	2017	375,016	—	156,161	156,167	138,381	20,000	845,725
	2016	367,062	—	168,071	167,677	263,287	19,390	985,487
	2015	272,769	150,000	325,017	—	31,520	16,861	796,167
Andrew E. Watt(6) Senior Vice President of Post-Secondary Education	2017	350,000	—	99,173	99,173	141,915	20,000	710,261
	2016	303,610	—	63,009	62,836	215,175	10,782	655,412

(1)	Valuation based on the grant date fair value of the awards granted in each fiscal year, calculated in accordance with ASC Topic 718. See Note 12 to our consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2017 for a description of the assumptions used in each year presented.

(2)	Based on 2017 company performance, annual cash incentive awards were paid out at 73.8% of target incentive opportunity; based on 2015-2017 company performance, long-term cash incentives awards were paid out at 17.1% of target incentive opportunity. Annual cash incentive awards earned for each Named Executive Officer were as follows: Mr. Gilligan—$682,970; Mr. Polacek—$256,469; Ms. Jackson—$127,199; Mr. Ramstad—$138,381; and Mr. Watt—$129,150. Long-term cash incentive awards earned for each Named Executive Officer were as follows: Mr. Gilligan—$112,860; Mr. Polacek—$51,172; Ms. Jackson—$11,004; and Mr. Watt—$12,765. In addition, partial payments for LTPC awards were made to Ms. Jackson based on estimated performance of $48,516 (for 2016-2018) and $24,000 (for 2017-2019).

(3)	Represents the medical insurance and group term life insurance premiums we paid on behalf of the Named Executive Officers to the extent such amounts exceed benefits provided to other salaried employees, as well as the value of our matching contribution to the 401(k) plan accounts, and contributions to Non-Qualified Deferred Compensation plan accounts.
•	For Mr. Gilligan, a 401(k) matching contribution to his account of $10,800 and Non-Qualified Deferred Compensation contribution to his account of $9,200.
•	For Mr. Polacek, a 401(k) matching contribution to his account of $10,800 and Non-Qualified Deferred Compensation contribution to his account of $9,200.
•	For Ms. Jackson, a 401(k) matching contribution to her account of $10,800 and Non-Qualified Deferred Compensation contribution to her account of $9,200.
•	For Mr. Ramstad, a 401(k) matching contribution to his account of $10,800 and Non-Qualified Deferred Compensation contribution to his account of $9,200.
•	For Mr. Watt, a 401(k) matching contribution to his account of $10,800 and Non-Qualified Deferred Compensation contribution to his account of $9,200.
(4)	Ms. Jackson joined the Company on December 1, 2014 as Vice President and General Counsel. She was promoted to Senior Vice President and General Counsel on February 9, 2017.
(5)	Mr. Ramstad joined the Company on April 1, 2015. Pursuant to the terms of Mr. Ramstad’s employment, he received a sign-on bonus of $150,000.
(6)	Mr. Watt was promoted to Senior Vice President of Post-Secondary Education on November 9, 2016.

Grants of Plan-Based Awards in 2017

The following table sets forth certain information concerning plan-based awards granted to the Named Executive Officers during the fiscal year ended December 31, 2017.

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards						All Other Stock Awards; Number of Shares of Stock or Units(#)(7)	All Other Option Awards; Number of Securities Underlying Options ($)(8)	Exercise or Base Price of Option Awards ($/Sh)(9)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Approval Date	Grant Date	Threshold ($)		Target ($)		Maximum ($)
J. Kevin Gilligan			231,358	(1)	925,433	(2)	1,850,866	(3)
			190,421	(4)	761,685	(5)	1,828,044	(6)
		2/27/2017							9,931			761,708
		2/27/2017								40,307	76.70	761,693
Steven L. Polacek			86,880	(1)	347,519	(2)	695,038	(3)
			79,020	(4)	316,078	(5)	758,587	(6)
		2/27/2017							4,121			316,081
		2/27/2017								16,727	76.70	316,095
Renee L. Jackson			43,089	(1)	172,356	(2)	344,712	(3)
			24,172	(4)	96,688	(5)	232,051	(6)
		2/27/2017							1,261			96,719
		2/27/2017								5,117	76.70	96,697
Peter M. Ramstad			46,877	(1)	187,508	(2)	375,017	(3)
			39,038	(4)	156,152	(5)	374,765	(6)
		2/27/2017							2,036			156,161
		2/27/2017								8,264	76.70	156,167
Andrew E. Watt			43,750	(1)	175,000	(2)	350,000	(3)
			24,792	(4)	99,167	(5)	238,001	(6)
		2/27/2017							1,293			99,173
		2/27/2017								5,248	76.70	99,173

(1)	Reflects the cash incentive payout possible under the Management Incentive Plan for 2017, assuming the minimum performance criteria for each component is satisfied, which was 25% of target incentive opportunity.
(2)	Reflects the target cash incentive payout possible under the Management Incentive Plan for 2017 for achievement of 100% of target.
(3)	Reflects the maximum cash incentive payout possible under the Management Incentive Plan for 2017, for achievement in excess of 100% of target and up to the maximum, which was 200% of target incentive opportunity. Based on actual Management Incentive Plan achievement, a payout of 73.8% was earned.
(4)	Reflects the cash incentive payout possible under the LTPC plan, assuming the minimum performance criteria for each component is satisfied, which is 25%.
(5)	Reflects the target cash incentive payout possible under the LTPC plan, which is 100%.
(6)	Reflects the maximum cash incentive payout possible under the LTPC plan, which is 240%.

(7)	Reflects RSUs granted under our annual grant program. These vest and are settled in the form of common stock on the third anniversary of the date of grant.
(8)	Reflects stock options granted under our annual grant program. These vest and become exercisable in 25% increments on each annual anniversary of the date of grant.
(9)	Reflects fair market value on the date of grant.

Executive Agreement Provisions

The following provisions for individual executive agreements are applicable to understanding the compensation tables.

J. Kevin Gilligan—On January 20, 2009, we entered into an employment agreement with J. Kevin Gilligan, pursuant to which Mr. Gilligan agreed to serve as our Chief Executive Officer. Pursuant to the terms of his employment agreement, Mr. Gilligan received, among other things: (1) an initial annualized base salary of $575,000, (2) an initial annual incentive compensation award targeted at 100% of his base salary, and (3) 6,000 shares of restricted stock, subject to a two-year ratable vesting period.

On May 7, 2013, we approved a Strategic Transformation Incentive Award (“Award”) for Mr. Gilligan in the form of Market Stock Units (“MSUs”) with a performance feature based on the price of our common stock at the end of a five-year period (“Performance Period”). Key terms of the Award are as follows:

Award Structure: The MSUs will vest at different levels based on the 90-day average closing price for our common stock at the end of the Performance Period, plus the per share value of any dividends paid during the Performance Period (“Ending Value”).

•	Minimum and Maximum Vest: If the Ending Value is at or below $32.09 (the 90-day average closing price on the date of grant), then no shares will vest. The maximum number of shares that may vest is 103,972 which would occur if our Ending Value is at or above $48.09. If the Ending Value is between $32.09 and $48.09, shares will vest based on straight line interpolation.

•	Termination Provisions:

•	Voluntary Termination, including Retirement: If Mr. Gilligan voluntarily resigns during the Performance Period, including retirement, then the MSUs will be forfeited.

•	Death, Disability or Involuntary Termination Not for Cause: If Mr. Gilligan dies, becomes disabled or is terminated without cause during the Performance Period, then the MSUs will vest based on an abbreviated Performance Period.

•	Change-in-Control: In the event of a change-in-control, if Mr. Gilligan’s employment is terminated without cause or he resigns for good reason, then the MSUs will vest in full.

This award is expected to fully vest pursuant to its terms and be issued to Mr. Gilligan in May 2018.

Peter M. Ramstad – On January 29, 2015, we entered into an offer letter with Mr. Ramstad, pursuant to which Mr. Ramstad agreed to serve as our Senior Vice President and Chief Human Resources Officer commencing April 1, 2015. Pursuant to the terms of the offer letter, Mr. Ramstad received, among other things: (1) an initial annualized base salary of $360,000, (2) an initial annual incentive compensation award targeted at 50% of his base salary (prorated for the portion of 2015 after his employment commenced), (3) restricted stock units having an aggregate grant date fair value of $325,000, (4) long-term incentive awards with an aggregate grant date fair value of 90% of his base salary at target, provided Mr. Ramstad will receive 135% of any long-term incentive award he otherwise would have been granted for the 2016 and 2017 grants, (5) a sign-on bonus of $150,000, which is subject to pro-rata repayment if Mr. Ramstad voluntarily leaves our company with 12 months of receiving the bonus, and (6) company-paid parking. Pursuant to his offer letter, all of Mr. Ramstad’s long-term incentive awards will be entitled to the retirement terms described in more detail below if Mr. Ramstad’s age plus years of service equal or exceed 65.

Outstanding Equity Awards at 2017 Fiscal Year-End

The following table sets forth certain information concerning equity awards outstanding to the Named Executive Officers at December 31, 2017.

			Option Awards			Stock Awards
Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable				Time-Based Awards		Equity Incentive Plan Awards
			Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date(1)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
J. Kevin Gilligan	2/20/2014	23,935	7,978	64.99	2/19/2024	—	—	—	—
	2/19/2015	16,963	16,962	65.40	2/18/2025	—	—	—	—
	2/22/2016	16,947	50,839	45.46	2/21/2026	—	—	—	—
	2/27/2017	—	40,307	76.70	2/27/2027	—	—	—	—
	5/7/2013	—	—	—	—	—	—	103,972 (3)	8,047,433 (3)
	2/19/2015	—	—	—	—	10,398	804,805	—	—
	2/22/2016	—	—	—	—	15,577	1,205,660	—	—
	2/27/2017	—	—	—	—	9,931	768,659	—	—
Steven L. Polacek	2/20/2014	—	3,686	64.99	2/19/2024	—	—	—	—
	2/19/2015	—	7,690	65.40	2/18/2025	—	—	—	—
	2/22/2016	7,452	22,354	45.46	2/21/2026	—	—	—	—
	2/27/2017	—	16,727	76.70	2/27/2027	—	—	—	—
	2/19/2015	—	—	—	—	4,715	364,941	—	—
	2/22/2016	—	—	—	—	6,850	530,190	—	—
	2/27/2017	—	—	—	—	4,121	318,965	—	—
Renee L. Jackson	2/19/2015	1,654	1,654	65.40	2/18/2025	—	—	—	—
	2/27/2017	—	5,117	76.70	2/27/2027	—	—	—	—
Peter M. Ramstad	2/22/2016	—	8,026	45.46	2/21/2026	—	—	—	—
	2/27/2017	—	8,264	76.70	2/27/2027	—	—	—	—
	2/22/2016	—	—	—	—	3,689	285,529	—	—
	2/27/2017	—	—	—	—	2,036	157,586	—	—
Andrew E. Watt	2/20/2014	—	630	64.99	2/19/2024	—	—	—	—
	2/19/2015	—	1,918	65.40	2/18/2025	—	—	—	—
	2/22/2016	—	3,008	45.46	2/21/2026	—	—	—	—
	2/27/2017	—	5,248	76.70	2/27/2027	—	—	—	—
	12/11/2015	—	—	—	—	3,055	236,457	—	—
	2/22/2016	—	—	—	—	1,383	107,044	—	—
	2/27/2017	—	—	—	—	1,293	100,078	—	—

(1)	Vests and becomes exercisable in 25% increments on each yearly anniversary of the date of the grant.
(2)	Vests on the third anniversary of the date of grant.
(3)	Vests on the fifth anniversary of the date of grant.

Option Exercises and Stock Vested in Fiscal Year 2017

The following table sets forth certain information concerning stock option exercises and vesting of stock awards for the Named Executive Officers in 2017.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
J. Kevin Gilligan	82,135	2,946,301	9,909	762,993
Steven L. Polacek	39,271	1,866,659	4,578	352,506
Renee L. Jackson	8,257	292,628	4,173	331,336
Peter M. Ramstad	8,025	284,406	3,300	267,960
Andrew E. Watt	6,723	240,117	1,959	153,665

(1)	The value realized on vesting is calculated as the closing price of the shares on the release date.

Nonqualified Deferred Compensation

The following table summarizes information with respect to the participation of our NEOs in the Capella Education Company Deferred Compensation Plan, a non-qualified deferred compensation plan, for the fiscal year ended December 31, 2017.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at 12/31/17 ($)
J. Kevin Gilligan	0	9,200	0	0	9,200
Steven L. Polacek	16,129	9,200	533	0	25,863
Renee L. Jackson	0	9,200	0	0	9,200
Peter M. Ramstad	13,054	9,200	271	0	22,525
Andrew E. Watt	0	9,200	0	0	9,200

In May 2017, our Compensation Committee adopted a deferred compensation plan for the benefit of our NEOs and certain other executives who are eligible to participate in the plan. The Capella Education Company Deferred Compensation Plan (Deferred Plan) is intended to promote executive retention by providing a long-term savings opportunity on a tax-efficient basis. Under the Deferred Plan, which complies with the requirements of Section 409A of the Internal Revenue Code (Section 409A), NEOs and other key employees could choose to defer up to 50 percent of base salary (less applicable deductions), up to 100 percent of any annual cash incentive payout, and up to 100 percent of any restricted stock unit or long-term performance cash awards into multiple investment options.

The Deferred Plan also provides for employer contributions. The employer contribution under the Deferred Plan was calculated on no more than $500,000 of compensation and reduced by the maximum match provided under the 401(k) plan. Contributions for the NEOs under this provision for 2017 are reflected in the All Other Compensation column of the Summary Compensation Table. The Deferred Plan’s notional investment options are similar to the investment options available to employees in the Company’s broad-based 401(k) plan. Payouts from this plan commence following the passage of a certain amount of time or termination of employment, in either a lump sum or annual installment over a 2 to 10 year period, based on the terms of the plan and elections made by the participants in accordance with, and subject to, any delays in payment that otherwise might be required by Section 409A. In anticipation of the proposed Merger with Strayer, the Compensation Committee froze the Deferred Plan effective for plan years beginning on or after January 1, 2018. We expect that all amounts deferred thereunder will be distributed shortly after the consummation of the Merger.

Potential Payments Upon Termination or Change-in-Control

On September 11, 2007, we established the Capella Education Company Senior Executive Severance Plan, referred to as the Senior Executive Severance Plan (the “Plan”), to provide severance pay and other benefits to certain eligible employees. To be eligible for the Plan, the employee must: (1) be designated as a participant in writing by our Chief Executive Officer, (2) be in a select group of management or highly compensated employees within the meaning of the Employee Retirement Income Security Act of 1974, (3) have completed 90 days of service with us from the most recent date of hire, (4) have their employment terminated under certain circumstances, (5) not be a participant in the Executive Severance Plan applicable to certain other employees and (6) execute a release. The release contains non-competition and non-solicitation provisions that apply for a period of 12 months post-termination of employment, and confidentiality provisions that apply indefinitely following termination of employment. As of December 31, 2017, the participants in the Plan included our Chief Executive Officer and Chairman of the Board of Directors and all senior vice president and vice president-level employees, including all of the Named Executive Officers in the Summary Compensation Table.

Under the Plan, as amended on December 13, 2007, August 14, 2008 and October 29, 2017, a qualifying severance event occurs if, unrelated to a change-in-control, there is an involuntary termination other than for cause. A qualifying event also occurs in the event there is a change-in-control, and there is a voluntary termination of employment for good reason or an involuntary termination other than for cause, within 24 months following the change-in-control. Participants who experience a qualifying severance event will be eligible to receive severance benefits, based on their termination event, including severance pay equal to the greater of the base salary in effect immediately prior to the closing of a change in control or the date of the executive’s separation, for a period of 12 months (or 24 months, if following a change-in-control), outplacement assistance for up to 12 months and continuation coverage under certain employee benefit plans for up to 12 months (or up to 18 months, if following a change-in-control), subject to adjustments as provided below. For employee benefit plan continuation, the departed employee must pay the employee portion of applicable premiums during the applicable continuation period, just as he/she would have paid during his/her employment. In situations involving a qualifying termination within 24 months of the change-in-control event, a participant (except the Chief Executive Officer) will also receive payment equal to 200% of the greater of the targeted annual bonus in effect immediately prior to the closing of a change in control or the date of the executive’s separation. Severance pay is paid bi-weekly in accordance with our standard payroll practices over the number of months upon which severance pay is based. However, amounts payable during the first six months following the participant’s termination may be limited, as necessary to be an “involuntary separation pay plan” under Internal Revenue Code Section 409A.

The Plan also includes a “best of net” Section 280G provision, which provides that any severance and other payments that may be considered “parachute payments” pursuant to Section 280G of the Internal Revenue Code of 1986, as amended will be reduced if, and to the extent, such reduction would result in the applicable executive receiving (on an after-tax basis) a greater amount of aggregate payments than the executive would have received had all “parachute payments” been paid to the executive and the executive had paid any applicable Code Section 280G excise tax.

To further comply with Internal Revenue Code Section 409A, if a participant has a qualifying severance event in his/her first calendar year of employment with the company, any amounts otherwise payable to said participant under the Plan during the first six months following termination will be paid by March 15th of the calendar year following the calendar year in which the participant terminated employment.

We have also provided specific severance benefits to certain of our executives under such executives’ employment and plan grant agreements, which are described below. The Plan provides that any employment agreement that specifically provides for the payment of severance benefits will remain in full force and effect and that any amounts due and payable under the Plan will be reduced or offset by any similar amounts payable due to termination under an employment agreement.

Our Board of Directors, Chief Executive Officer or any other individual or committee to whom such authority has been delegated may amend or terminate the Plan. The Plan cannot be amended to reduce benefits or alter Plan terms, except as may be required by law, for a period of 24 months following a change-in-control, as defined in the Plan. In addition, the Plan provides that any amendment to the Plan or termination of the Plan, adopted within six months prior to a change-in-control will become null and void upon the change-in-control event. The Plan will terminate immediately upon our filing for relief in bankruptcy or on such date as an order for relief in bankruptcy is entered against us.

For purposes of the Plan, certain terms are defined as follows:

•	“Cause” means an (1) employee’s commission of a crime or other act that could materially damage our reputation; (2) employee’s theft, misappropriation or embezzlement of our property; (3) employee’s falsification of records maintained by us; (4) employee’s failure substantially to comply with our written policies and procedures as they may be published or revised from time to time; (5) employee’s misconduct directed toward learners, employees or adjunct faculty; or (6) employee’s failure substantially to perform the material duties of employee’s employment, which failure is not cured within 30 days after written notice from us specifying the act of non-performance.

•	“Good Reason” means (1) the demotion or reduction of the executive’s job responsibilities upon a Change-in-Control; (2) executive’s total target compensation is decreased by more than 10% in a 12 month period; or (3) a reassignment of executive’s principal place of work, without their consent, to a location more than 50 miles from their principal place of work upon a Change-in-Control.

•	A “Change-in-Control” shall be deemed to occur if any of the following occur:

(1)	Any person or entity acquires or becomes a beneficial owner, directly or indirectly, of securities of Capella representing 35% or more of the combined voting power of our then outstanding voting securities, subject to certain exceptions;

(2)	A majority of the members of our Board of Directors shall not be continuing directors, for which purpose continuing directors are generally those directors who were members of our board at the time we adopted the Plan and those directors for whose election our Board of Directors solicited proxies or who were elected or appointed by our Board of Directors to fill vacancies caused by death or resignation or to fill newly-created directorships;

(3)	Approval by our shareholders of a reorganization, merger or consolidation or a statutory exchange of our outstanding voting securities unless, immediately following such reorganization, merger, consolidation or exchange, all or substantially all of the persons who were the beneficial owners, respectively, of our voting securities and shares immediately prior to such reorganization, merger, consolidation or exchange beneficially own, directly or indirectly, more than 65% of, respectively, the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors and the then outstanding shares of common stock, as the case may be, of the corporation resulting from such reorganization, merger, consolidation or exchange in substantially the same proportions as their ownership, immediately prior to such reorganization, merger, consolidation or exchange, of our voting securities and shares, as the case may be; or

(4)	Approval by the shareholders of (x) a complete liquidation or dissolution of our company or (y) the sale or other disposition of all or substantially all of our assets (in one or a series of transactions), other than to a corporation with respect to which, immediately following such sale or other disposition, more than 65% of, respectively, the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and the then outstanding shares of common stock of such corporation is then beneficially owned, directly or indirectly, by all or substantially all of the persons who were the beneficial owners, respectively, of our voting securities and shares immediately prior to such sale or other disposition in substantially the same proportions as their ownership, immediately prior to such sale or other disposition, of our voting securities and shares, as the case may be.

J. Kevin Gilligan Employment Agreement. Under the terms of our employment agreement with Mr. Gilligan, in the event of Mr. Gilligan’s involuntary termination of employment without Cause, as defined in the Plan, the severance payable to Mr. Gilligan shall be not less than an amount equal to three times Mr. Gilligan’s annualized base salary in effect immediately prior to the date of termination of Mr. Gilligan’s employment.

J. Kevin Gilligan Strategic Transformation Award. Under the terms of Mr. Gilligan’s market stock award, (i) if Mr. Gilligan voluntarily resigns during the performance period, including retirement, then the MSUs will be forfeited; (ii) if Mr. Gilligan dies, becomes disabled or is terminated without cause during the term of the award, then the MSUs will vest based on an abbreviated performance period; and (iii) in the event of a Change-in-Control, if Mr. Gilligan’s employment is terminated without Cause or he resigns for Good Reason, then the MSUs will vest in full. This award is expected to fully vest pursuant to its terms and be issued to Mr. Gilligan in May 2018, prior to the consummation of the Merger.

Annual Management Incentive/Long-Term Performance Cash Grants. Under the terms of our annual management incentive grants and long-term performance cash grants, commencing with awards issued in 2012, in the event an executive’s employment terminates due to Retirement (defined as earlier of age 65 or age 55 with seven years of service or, in the case of Mr. Ramstad, when his age plus years of service equal or exceed 65), disability (as defined in our 2011 shareholder approved Omnibus Incentive Bonus Plan) or involuntary termination without Cause during the performance period, the executive will be eligible to receive a prorated portion of the final calculated payment under the grant when payments are made to other participants following the end of the performance period.

Under the terms of our long-term performance cash grants, commencing with awards issued in 2012, in the event an executive’s employment terminates in connection with shareholder approval of a Change-in-Control, then the executive will be eligible to receive a pro-rata payment, paid at achieved performance based on the truncated performance cycle following valuation at close, provided however, in December 2017 we amended these award agreements, subject to executive’s consent, to provide that any payment shall only be triggered upon the consummation of such a Change-in-Control.

For purposes of the following tables, certain terms, such as “Cause,” “Good Reason,” and “Change-in-Control” are defined in the Plan as described above, or, if the definition is more favorable to the executive, as such term is defined in any letter agreement between us and the executive, which are also described above.

In the event that an involuntary termination of the employment of a Named Executive Officer other than for cause had occurred (assuming a change-in-control had not occurred) on December 31, 2017, the following amounts would have been paid to each Named Executive Officer:

Name	Base Salary Payment Amount ($)(1)	Target or Earned Bonus Compensation Payment Amount ($)(2)	Value of Accelerated Awards ($)		Estimated Value of Outplacement Assistance ($)	Value of Insurance Premiums for Health, Dental and Life Insurance Continuation ($)(3)	Total ($)
J. Kevin Gilligan	2,427,675	1,521,808	8,047,433	(4)	25,000	11,437	12,033,353
Steven L. Polacek	465,950	620,578	—		25,000	15,346	1,126,874
Renee L. Jackson	350,000	37,199	—		25,000	7,887	420,086
Peter M. Ramstad	377,114	302,210	—		25,000	15,293	719,617
Andrew E. Watt	350,000	216,860	—		25,000	13,776	605,636

(1)	Equal to 12 months of base salary in effect on December 31, 2017 for all Named Executive Officers, except equal to three times annualized base salary for Mr. Gilligan.
(2)	Equal to 2015-2017 LTPC awards earned at 17.1% of target, annual incentive awards earned at 73.8% of target, and 2016-2018 and 2017-2019 LTPC awards paid pro-rata at target.
(3)	Reflects the employer share of the premiums for our insurance plans for 12 months.
•	For Mr. Gilligan, includes medical insurance premiums of $10,702; dental insurance premiums of $435; and life insurance premiums of $300.
•	For Mr. Polacek, includes medical insurance premiums of $14,229; dental insurance premiums of $838; and life insurance premiums of $280.
•	For Ms. Jackson, includes medical insurance premiums of $7,050; dental insurance premiums of $627; and life insurance premiums of $210.
•	For Mr. Ramstad, includes medical insurance premiums of $14,229; dental insurance premiums of $838; and life insurance premiums of $227.
•	For Mr. Watt, includes medical insurance premiums of $12,729; dental insurance premiums of $838; and life insurance premiums of $210.
(4)	Under the terms of Mr. Gilligan’s MSU award, the MSUs vest based on an abbreviated performance period in the event of involuntary termination other than for Cause.

If, on December 31, 2017, the employment of a Named Executive Officer was involuntarily terminated other than for Cause within 24 months of a change-in-control or, for certain of the amounts below, if a Named Executive Officer voluntarily terminated his or her employment within 24 months of a Change-in-Control for Good Reason, the following amounts would have been paid to each Named Executive Officer:

Name	Base Salary Payment Amount ($)(1)	Target or Earned Bonus Compensation Payment Amount ($)(2)	Value of Accelerated Options ($)(3)(4)	Value of Accelerated Awards ($)(5)	Estimated Value of Outplacement Assistance ($)	Value of Insurance Premiums for Health, Dental and Life Insurance Continuation ($)(6)	Total ($)
J. Kevin Gilligan	1,618,450	3,383,026	1,954,564	10,826,557	25,000	17,156	17,824,752
Steven L. Polacek	931,900	1,319,503	863,719	1,214,096	25,000	23,019	4,377,237
Renee L. Jackson	700,000	387,199	23,430	—	25,000	11,831	1,147,460
Peter M. Ramstad	754,228	679,324	262,135	443,115	25,000	22,940	2,186,742
Andrew E. Watt	700,000	566,860	130,583	443,579	25,000	20,664	1,886,687

(1)	Equal to 24 months of base salary in effect on December 31, 2017 for all Named Executive Officers. Amounts would be paid in bi-weekly installments over the term of the severance period (calculated as the number of months during which the participant is entitled to receive base salary), subject to any six-month delay in payments to comply with Section 409A.
(2)	Equal to 2015-2017 Long-Term Performance Cash awards earned at 17.1% of target; the 2017 MIP earned at 73.8% of target; pro-rata payment of 2016-2018 and 2017-2019 Long-Term Performance Cash awards paid at target based on truncated performance cycle; and two times the target annual incentive award for fiscal 2017. All amounts would be paid in a lump sum upon termination, except the two times the target annual incentive award for fiscal 2017 would be paid in bi-weekly installments over the term of the severance period, subject to any six-month delay in payments to comply with Section 409A.
(3)	Based on the closing price of our common stock on December 29, 2017, the last trading day of fiscal 2017, of $77.40.
(4)	Under the 2005 Stock Incentive Plan, options vest in full if a termination of employment occurs within three years of the change-in-control.
(5)	Under the 2014 Equity Incentive Plan and the 2005 Stock Incentive Plan, forfeiture provisions on restricted stock cease if a termination of employment occurs within one or two years, respectively, of the change-in-control. In addition, Mr. Gilligan’s MSUs vest in full if a termination of employment occurs following a change-in-control.
(6)	Reflects the employer share of the premiums for our insurance plans for 18 months, as follows:
•	For Mr. Gilligan, includes medical insurance premiums of $16,053; dental insurance premiums of $653; and life insurance premiums of $450.
•	For Mr. Polacek, includes medical insurance premiums of $21,343; dental insurance premiums of $1,256; and life insurance premiums of $419.
•	For Ms. Jackson, includes medical insurance premiums of $10,575; dental insurance premiums of $941; and life insurance premiums of $315.
•	For Mr. Ramstad, includes medical insurance premiums of $21,343; dental insurance premiums of $1,256; and life insurance premiums of $340.
•	For Mr. Watt, includes medical insurance premiums of $19,093; dental insurance premiums of $1,256; and life insurance premiums of $315.

Summary of Other Provisions—Termination of Employment

Disability Termination. Executive officers whose employment terminates due to disability have the following provisions specific to the termination event:

•	70% of any unused paid time off balance at the time of termination will be paid out.

•	Under the terms of our long-term disability insurance plan, assuming the executive has enrolled, the executive is entitled to receive 60% of his/her regular base salary, up to a maximum of $10,000 a month, for as long as he/she is classified as disabled by the insurance company. Such amounts will be paid by the insurance company under the terms of our insured plan.

Name	Value of Accelerated Options at 12/31/17 ($)(1)	Value of Accelerated Stock Awards at 12/31/17 ($)(2)	Value at Target of Performance Cash Paid Pro Rata ($)(3)	Earned Bonus Compensation Payment Amount ($)(4)	Total ($)
J. Kevin Gilligan	1,954,564	10,826,557	838,838	682,970	14,302,929
Steven L. Polacek	863,719	1,214,096	364,109	256,469	2,698,393
Renee L. Jackson	23,430	—	91,843	17,870	133,143
Peter M. Ramstad	262,135	443,115	163,829	138,381	1,007,460
Andrew E. Watt	130,583	443,579	87,710	129,150	791,022

(1)	Under the terms of our equity incentive plans, all unvested options immediately vest upon termination, and the employee has up to one year post-termination to exercise options before expiration. These are the values of the accelerated options if a termination due to disability had occurred on December 31, 2017.
(2)	Under the terms of our equity incentive plans and our RSU grant agreements, for any awards issued prior to 2012, a pro-rata portion of the RSUs vest upon disability, calculated through the date the recipient ceases to be an employee. For any awards issued during or after 2012, the entire portion vests upon disability. These are the values of the accelerated stock awards if a termination due to disability had occurred on December 31, 2017.
(3)	Under the terms of our LTPC plans, a pro-rata portion is earned of the final calculated payment, calculated through the number of months completed of the performance period. These are the values of the LTPC incentive award paid if a termination due to disability had occurred on December 31, 2017.
(4)	Under the terms of the MIP, a pro-rata portion is earned of the final calculated payment, calculated through the number of months completed of the performance period. These are the values of the MIP incentive awards paid if a termination due to disability had occurred on December 31, 2017.

Retirement. Senior executive officers (which currently include all executives at or above the vice president level, including each of the Named Executive Officers) whose employment terminates due to retirement (defined as earlier of age 65 or age 55 with seven years of service or, in the case of Mr. Ramstad, when his age plus years of service equal or exceed 65) have the following provisions specific to the termination event:

•	70% of any unused paid time off balance at the time of termination will be paid out.

•	Under the terms of our 2014 Equity Incentive Plan and our 2005 Stock Incentive Plan, for any awards issued during or after 2012, unvested options and RSUs will continue to vest, and for option awards the employee may exercise until the expiration date of the awards. Under the terms of our 2005 Stock Incentive Plan, for any awards issued prior to 2012, the employee has up to one year post-termination to exercise any vested options which were vested as of the termination date.

•	Under the terms of the MIP and our LTPC plan, a pro-rata portion is earned of the final calculated payment, calculated based on the number of months completed of the performance periods.

•	The executive will be eligible to take a distribution consistent with reaching normal retirement age, and the provisions specified in the 401(k) retirement savings plan, from his or her account balance.

Death. In the event that the employment of a Named Executive Officer had terminated due to death on December 31, 2017, the following amounts would have been paid to the Named Executive Officer’s estate:

Name	Value of Accelerated Options at 12/31 ($)(1)	Value of Accelerated Stock Awards at 12/31 ($)(2)	Value at Target of Performance Cash Paid Pro Rata ($)(3)	Earned Bonus Compensation Payment Amount ($)(4)	Total ($)
J. Kevin Gilligan	1,954,564	10,826,557	838,838	682,970	14,302,929
Steven L. Polacek	863,719	1,214,096	364,109	256,469	2,698,393
Renee L. Jackson	23,430	—	91,843	17,870	133,143
Peter M. Ramstad	262,135	443,115	163,829	138,381	1,007,460
Andrew E. Watt	130,583	443,579	87,710	129,150	791,022

(1)	Upon death, all stock options issued under the 2014 Equity Incentive Plan and the 2005 Stock Incentive Plan become immediately exercisable, and remain exercisable for up to one year following the event. These are the values of the options if a termination due to death had occurred on December 31, 2017.
(2)	Under the terms of our equity incentive plans and our RSU grant agreements, for any awards issued prior to 2012, a pro-rata portion of the RSUs vests upon death, calculated through the date of death. For any awards issued during or after 2012, the entire portion vests upon death. These are the values of awards if a termination due to death had occurred on December 31, 2017.
(3)	Under the terms of our LTPC plan, a pro-rata portion is earned of the target award, calculated through the number of months completed of the performance period. These are the values of incentive awards paid if a termination due to death had occurred on December 31, 2017.
(4)	Under the terms of the MIP, a pro-rata portion is earned of the target award, calculated through the number of months completed of the performance period. These are the values of incentive awards paid if a termination due to death had occurred on December 31, 2017.

Director Compensation

The following table shows, for the fiscal year ended December 31, 2017, all compensation that our company paid to our directors.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Total ($)
Rita D. Brogley	75,000	100,025	175,025
H. James Dallas	70,000	100,025	170,025
Matthew W. Ferguson	35,000	—	35,000
Michael A. Linton	85,000	100,025	185,025
Michael L. Lomax	70,000	100,025	170,025
Jody G. Miller	75,000	100,025	175,025
Stephen G. Shank	35,000	—	35,000
David W. Smith	95,000	100,025	195,025
Jeffrey W. Taylor	86,000	100,025	186,025
Darrell R. Tukua	87,000	100,025	187,025

(1)	Fees reflect annual retainer and committee chairperson fees, which were paid quarterly. These fees were the only cash compensation paid to any director in 2017.

The following table shows the aggregate number of shares underlying outstanding stock options and restricted stock units held by persons who served on our Board during 2017.

Name	Shares Underlying Outstanding Stock Option Awards (#)	Shares Underlying Outstanding Stock Awards Not Vested (#)	Shares Underlying Outstanding Stock Awards Vested but Not Released (#)
Rita D. Brogley	—	1,054 (1)	1,844 (1)
H. James Dallas	—	1,054 (2)	—
Matthew W. Ferguson	—	—	—
Michael A. Linton	—	1,054	—
Michael L. Lomax	—	1,054 (2)	5,465 (2)
Jody G. Miller	—	1,054	1,894 (2)
Stephen G. Shank	—	—	—
David W. Smith	—	1,054 (2)	1,727 (2)
Jeffrey W. Taylor	—	1,054 (2)	5,465 (2)
Darrell R. Tukua	—	1,054	—

(1)	To be released on the date service as a director of the company ends.
(2)	To be released the earlier of (i) the date of a change-in-control of the company occurs, or (ii) the date service as a director of the company ends.

In 2015, Frederic W. Cook & Co. conducted a review of market data for non-employee director compensation, and concluded that our director compensation, which had not been modified since 2013, lagged our peer group. Upon review, the Compensation Committee approved certain changes to our non-employee director compensation program, with graduated increases taking effect in fiscal 2015 and 2016. The table below summarizes our non-employee director cash compensation program in effect during 2017:

Cash Retainer Amounts	Fiscal 2017
Annual	$70,000
Lead Director	$25,000
Audit Committee Chair	$17,000
Compensation Committee Chair	$15,000
Governance Committee and Finance Committee Chairs	$10,000
Membership on Three Committees/Councils	$6,000

All cash retainers are paid in quarterly installments, and each non-employee director has the option to receive stock options in lieu of cash compensation; in 2017, no directors made this election.

Each non-employee director also received restricted stock units valued at approximately $100,000, which vest in one year.

Each non-employee director may elect to defer receipt of shares of common stock issuable upon settlement of restricted stock units in the form of deferred stock units that will be settled in shares of common stock when the director’s service on the Board terminates.

The Compensation Committee believes that a balance of equity and cash compensation for non-employee directors is the most appropriate way to compensate them for Board service. Providing the non-employee director the ability to elect equity in lieu of any or all cash compensation also offers some flexibility to the individual members. Equity compensation also aligns the Board member’s interests with our shareholders.

Effect of Proposed Merger

Upon the effectiveness of the Merger, the board of directors of the combined company will consist of nine directors designated by Strayer, Mr. Gilligan (our chief executive officer), and two additional designees who are currently members of our board of directors that are recommended by Mr. Gilligan. Mr. Gilligan will be appointed as vice chairman of the board of directors of the combined company at the effective time of the Merger.

In connection with the proposed Merger, Capella stock options that are outstanding immediately prior to the effective time and held by current Capella directors who will not continue as members of the Strayer board of directors following the effective time will automatically and without any action on the part of the holder thereof be cancelled and converted into the right to receive the merger consideration that the holder of such Capella stock option would have been entitled to receive if the Capella stock option had been exercised for shares of Capella common stock immediately prior to the effective time (net of the applicable exercise price). In addition, outstanding Capella RSUs granted to Capella directors under the Capella equity plans will become fully and immediately vested upon the effective time.

Director Stock Ownership Guidelines

Our Corporate Governance Principles include stock ownership guidelines for our non-employee directors. Under these guidelines, each such director should continue to hold the amount of equity compensation that he or she has been granted by us for service as a director over the past five years, excluding any equity compensation that would have been paid in cash but for the director electing to receive equity. Directors may also sell a sufficient number of shares to cover anticipated tax liability. Exceptions to these guidelines must be authorized in advance by the Governance Committee. As with our executive stock ownership guidelines, we believe these guidelines for directors promote alignment between the interests of our corporate leadership and our shareholders. All of our current directors are in compliance with these guidelines.

CEO Pay Ratio Disclosure

In August 2015, pursuant to a mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd – Frank Act”), the Securities and Exchange Commission adopted a rule requiring annual disclosure of the ratio of the median employee’s annual total compensation to the total annual compensation of the CEO. Our pay ratio is calculated as follows:

•	Median employee total annual compensation: $ 39,541
•	Mr. Gilligan’s total annual compensation: $ 3,143,956
•	Mr. Gilligan’s total compensation is 79.5 times the median employee’s total annual compensation.

In determining the median employee, a report was prepared of all employees, excluding the CEO, as of December 31, 2017. The median employee was selected from this report based on total annual compensation for fiscal 2017. The compensation for Mr. Gilligan is as reported in the Summary Compensation Table, without any adjustments.

As of December 31, 2017, we employed 3,256 employees, including part-time employees. Included in the 3,256 employees are 1,269 adjunct and part-time faculty. The inclusion of adjunct and part-time faculty results in the median employee total annual compensation being lower than it would have been had all employees been full-time. In addition, no adjustments were made for employees who were only employed for a partial year, which also lowered the median employee total annual compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2017, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity Compensation Plans Approved by Securityholders	674,922 (1)	$58.72	1,508,853 (2)
Equity Compensation Plans Not Approved by Securityholders	—	—	—

Total	674,922	$58.72	1,508,853

(1)	Includes 431,476 outstanding options to purchase shares of our common stock under the Capella Education Company 2005 Stock Incentive Plan and the Capella Education Company 2014 Equity Incentive Plan; 137,770 outstanding RSUs that will be settled with shares of our common stock under the Capella Education Company 2005 Stock Incentive Plan and the 2014 Equity Incentive Plan; 103,972 outstanding MSUs that will be settled with shares of our common stock according to the J. Kevin Gilligan Strategic Transformation Incentive Award; and 1,704 outstanding PSUs that will be settled with shares of our common stock under the Capella Education Company 2005 Stock Incentive Plan and the 2014 Equity Incentive Plan.
(2)	Includes 1,058,853 shares available for future issuances under the Capella Education Company 2014 Equity Incentive Plan and 450,000 shares reserved for future issuance under an employee stock purchase plan that we may implement in the future.

Securities Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 16, 2018 by:

•	each person or entity, including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934 (the “Exchange Act”), who is known to own beneficially more than 5% of the outstanding shares of our common stock;
•	each current director and director nominee;

•	each of the Named Executive Officers; and

•	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the SEC’s rules. In computing percentage ownership of each person, shares of common stock subject to options held by that person that are currently exercisable, or exercisable within 60 days of April 16, 2018, are deemed to be outstanding and beneficially owned by that person. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Except as indicated in the notes to this table and pursuant to applicable community property laws, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite such shareholder’s name. Percentage of ownership is based on 11,659,655 shares of our common stock outstanding on April 16, 2018. All fractional common share amounts have been rounded to the nearest whole number. The address for each executive officer and director is Capella Education Company, Capella Tower, 225 South 6th Street, 9th Floor, Minneapolis, Minnesota 55402.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Common Stock

5% Shareholders
BlackRock, Inc.(a) 55 East 52nd Street New York, NY 10055	1,578,148		13.54%
T. Rowe Price Associates, Inc.(b) 100 E. Pratt Street Baltimore, MD 21202	1,229,294		10.54%
The Vanguard Group, Inc.(c) 100 Vanguard Blvd. Malvern, PA 19355	1,044,609		8.96%
Renaissance Technologies(d) 800 Third Avenue New York, NY 10022	960,425		8.24%
Royce & Associates, LLC(e) 745 Fifth Avenue New York, NY 10151	792,015		6.79%

Directors and Named Executive Officers
Rita D. Brogley (f)	4,792	*
H. James Dallas(g)	6,651	*
J. Kevin Gilligan(h)	276,191		2.33%
Renee L. Jackson(i)	9,532	*
Michael A. Linton(j)	10,914	*
Michael L. Lomax(k)	10,021	*
Jody G. Miller(l)	13,104	*
Steven L. Polacek(m)	51,121	*
Peter M. Ramstad(n)	7,826	*
David W. Smith(o)	28,934	*
Jeffrey W. Taylor(p)	19,898	*
Darrell R. Tukua(q)	9,299	*
Andrew E. Watt(r)	6,414	*

All directors and executive officers as a group (14 persons)(s)	457,423		3.84%

*	Less than 1%
(a)	Based on a Schedule 13G/A filed under the Exchange Act on January 19, 2018, reporting beneficial ownership as of December 31, 2017. The securities are beneficially owned by BlackRock Fund Advisors, a subsidiary of BlackRock, Inc. and reports having sole voting power over 1,548,040 shares and sole dispositive power over 1,578,148 shares.
(b)	Based on a Schedule 13G/A filed under the Exchange Act on February 14, 2018, reporting beneficial ownership as of December 31, 2017. T. Rowe Price Associates, Inc. (“Price Associates”) reports having sole voting power over 371,771 shares and sole dispositive power over 1,229,294 shares, and T. Rowe Price Small-Cap Value Fund, Inc. reports having sole voting power over 629,300 shares. Price Associates is a registered investment advisor and a registered investment company and does not serve as custodian of the assets of any of its clients; accordingly, in each instance only the client or the client’s custodian or trustee bank has the right to receive dividends paid with respect to, and proceeds from the sale of, such securities. The ultimate power to direct the receipt of dividends paid with respect to, and the proceeds from the sale of, such securities, is vested in the individual and institutional clients which Price Associates serves as investment adviser. Any and all discretionary authority which has been delegated to Price Associates may be revoked in whole or in part at any time.
(c)	Based on a Schedule 13G/A filed under the Exchange Act on February 8, 2018, The Vanguard Group, Inc. reports having sole voting power over 22,010 shares, and shared voting power over 962 shares, and shared dispositive power over 21,975 shares and sole dispositive power over 1,022,634 shares as of December 31, 2017. Of the 1,044,609 shares beneficially owned, Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 21,013 shares, and Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of The Vanguard Group, Inc. is the beneficial owner of 1,959 shares.
(d)	Based on a Schedule 13G/A filed under the Exchange Act on February 14, 2018, reporting beneficial ownership as of December 31, 2017. The securities are beneficially owned by Renaissance Technologies, LLC on behalf of itself and its direct and indirect subsidiary, Renaissance Technologies Holdings Corporation.
(e)	Based on a Schedule 13G/A filed under the Exchange Act on January 17, 2018, reporting beneficial ownership as of December 31, 2017. The securities are beneficially owned by Royce & Associates, LLC, having sole voting and sole dispositive power over the shares. Royce Special Equity Fund, managed by Royce & Associates, LP, had interest in 588,000 of the total shares.
(f)	Consists of (1) 3,738 shares held by Ms. Brogley, including 1,844 deferred stock units, and (2) 1,054 shares underlying restricted stock units granted to Ms. Brogley that are subject to acquisition within 60 days.
(g)	Consists of (1) 5,597 shares held by Mr. Dallas and (2) 1,054 shares underlying restricted stock units granted to Mr. Dallas that are subject to acquisition within 60 days.
(h)	Consists of (1) 70,891 shares held by Mr. Gilligan, (2) 101,328 shares underlying options granted to Mr. Gilligan that are exercisable within 60 days, and (3) 103,972 shares underlying performance stock units granted to Mr. Gilligan that are subject to acquisition within 60 days.
(i)	Consists of (1) 5,771 shares held by Ms. Jackson and (2) 3,761 shares underlying options granted to Ms. Jackson that are exercisable within 60 days.
(j)	Consists of (1) 9,860 shares held by Mr. Linton and (2) 1,054 shares underlying restricted stock units granted to Mr. Linton that are subject to acquisition within 60 days.
(k)	Consists of (1) 8,967 shares held by Dr. Lomax, including 5,465 deferred stock units, and (2) 1,054 shares underlying restricted stock units granted to Dr. Lomax that are subject to acquisition within 60 days.
(l)	Consists of (1) 12,050 shares held by Ms. Miller, including 1,894 deferred stock units, and (2) 1,054 shares underlying restricted stock units granted to Ms. Miller that are subject to acquisition within 60 days.
(m)	Consists of (1) 24,504 shares held by Mr. Polacek, and (2) 26,617 shares underlying options granted to Mr. Polacek that are exercisable within 60 days.
(n)	Consists of (1) 5,760 shares held by Mr. Ramstad, and (2) 2,066 shares underlying options granted to Mr. Ramstad that are exercisable within 60 days.
(o)	Consists of (1) 27,880 shares held by Mr. Smith, including 1,727 deferred stock units, and (2) 1,054 shares underlying restricted stock units granted to Mr. Smith that are subject to acquisition within 60 days.
(p)	Consists of (1) 18,844 shares held by Mr. Taylor, including 5,465 deferred stock units, and (2) 1,054 shares underlying restricted stock units granted to Mr. Taylor that are subject to acquisition within 60 days.
(q)	Consists of (1) 8,245 shares controlled by Mr. Tukua as trustee of the Darrell R. Tukua Revocable Trust, and (2) 1,054 shares underlying restricted stock units controlled by Mr. Tukua as trustee of the Darrell R. Tukua Revocable Trust that are subject to acquisition within 60 days.
(r)	Consists of (1) 3,067 shares held by Mr. Watt, (2) 446 units representing Mr. Watt’s interest in the company stock fund in the Company’s 401(k) Plan, and (3) 2,901 shares underlying options granted to Mr. Watt that are exercisable within 60 days.
(s)	Includes (1) 139,179 shares underlying options granted to our directors and executive officers that are exercisable within 60 days, (2) 8,432 shares underlying restricted stock units granted to our directors and executive officers that are subject to acquisition within 60 days, and (3) 103,972 shares underlying performance stock units granted to our directors and executive officers that are subject to acquisition within 60 days.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Person Transactions

Related Person Transaction Approval Policy

Our Board of Directors has adopted a written related person transaction approval policy, which sets forth our company’s policies and procedures for the review, approval or ratification of any transaction required to be reported in the company’s filings with the SEC. Our policy applies to any transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships in which our company (including any subsidiaries) is or will be a participant and in which a related person has a material direct or indirect interest, but exempts the following:

•	payment of compensation by our company to a related person for the related person’s service to our company as a director, officer or employee;

•	transactions available to all employees or all shareholders of our company on the same terms;

•	transactions, which when aggregated with the amount of all other transactions between our company and a related person (or any entity in which the related person has an interest), involve less than $120,000 in a fiscal year; and

•	transactions in the ordinary course of business at the same prices and on the same terms as are made available to customers of the company generally.

The Audit Committee of our Board of Directors is to approve any related person transaction subject to this policy before commencement of the related person transaction. If such a transaction is not identified until after it has commenced, it must then be brought to the Audit Committee, which will consider all options, including approval, ratification, amendment, denial, termination or, if the transaction is completed, rescission. The policy further states that such related party transaction will only be approved by the Committee if the Committee determines that the Transaction is beneficial to the company and the terms of the Transaction are fair to the company. In making this determination, the Audit Committee will analyze the following factors, in addition to any other factors the committee deems appropriate, in determining whether to approve or ratify a related person transaction:

•	whether the terms are fair to our company;

•	whether the transaction is material to our company;

•	the role the related person has played in arranging the related person transaction;

•	the structure of the related person transaction; and

•	the interests of all related persons in the related person transaction.

The Audit Committee may, in its sole discretion, approve or deny any related person transaction. Approval of a related person transaction may be conditioned upon our company and the related person taking any actions that the Audit Committee deems appropriate. The Audit Committee has delegated to its chairperson authority to approve or take any other action with respect to a related person transaction that the committee itself would be authorized to take pursuant to this policy.

Related Person Transaction Summary

During 2017, our company was a party to one transaction regarded as a related person transaction.

CareerBuilder. Matthew Ferguson is the CEO of CareerBuilder and, until his resignation on June 26, 2017, served as a Capella Education Company director. On December 7, 2015, our wholly owned subsidiary, Capella Learning Solutions, entered into an agreement with CareerBuilder to conduct a pilot program pursuant to which CareerBuilder identifies employers seeking job candidates with certain skillsets and candidates for employment who might be interested in enrolling in a non-degree learning solution that would teach those skillsets. Pursuant to the pilot program, Capella Learning Solutions designs and offers a particular learning solution to candidates, and CareerBuilder will endeavor to place candidates completing the learning solution with employers. CareerBuilder receives a fee from the employers, and Capella Learning Solutions receives payments from learners who participate in the program, and both amounts are split evenly between Capella Learning Solutions and CareerBuilder.

While working together on the pilot program, Capella Learning Solutions and CareerBuilder decided it was in each entity’s best interest to enter into a Collaboration Agreement to define the principal terms and structure under which the parties could offer additional learning programs for various skillsets. On February 9, 2016, Capella Learning Solutions and CareerBuilder entered into the Collaboration Agreement, which sets forth the framework for non-degree learning programs to be offered in collaboration and has a three-year term. While the specific terms for each learning program to be offered under the Collaboration Agreement will be determined based on the particular skillsets, candidate base, job opportunities and targeted employers, the revenue from learners and placement fees from employers will be split equally between CareerBuilder and Capella Learning Solutions. In addition, the parties agreed to exclusivity provisions for the term of the agreement whereby generally Capella Learning Solutions will not enter into agreements with third parties involving payment of placement fees for similar programs and CareerBuilder will not work with other learning solution providers to upskill candidates for such programs.

We had transactions with CareerBuilder in 2017, the amount of which totaled $485,980 for the company. Of this amount, $365,879 relates to cash received from the RightSkill revenue sharing arrangement with CareerBuilder, and $120,101 relates to cash received arising from 50% of variable costs incurred from RightSkill, which are reimbursed to Capella from CareerBuilder as part of the arrangement.

Our Audit Committee reviewed and approved the pilot program and the Master Collaboration Agreement prior to their execution. In each case, the Audit Committee considered various facts about the proposed transactions, including that Mr. Ferguson did not directly participate in negotiations of these agreements. The Audit Committee also considered the fairness of the terms and benefits to Capella Learning Solutions and Capella expected from the agreements. Mr. Ferguson informed the Audit Committee that his compensation as a director and officer of CareerBuilder is not directly impacted by CareerBuilder’s revenues from these transactions; however, as an officer, director and shareholder of CareerBuilder, Mr. Ferguson had an indirect interest in the arrangements. While Mr. Ferguson was a member of our Audit Committee, he did not participate in the deliberations or approval of these transactions and recused himself from decisions related to CareerBuilder. Based on the consideration of these and other factors, our Audit Committee, without the participation of Mr. Ferguson, approved the proposed transactions after determining that the transactions were beneficial to Capella Learning Solutions and Capella and the terms are fair to Capella Learning Solutions and Capella.

Director Independence

Our Board of Directors reviews at least annually the independence of each director. During these reviews, our Board of Directors considers transactions and relationships between each director (and his or her immediate family and affiliates) and our company and its management to determine whether any such transactions or relationships are inconsistent with a determination that the director was independent. In April 2018, our Board of Directors conducted its annual review of director independence and determined that no transactions or relationships existed that would disqualify any of the individuals who now serve as a director under the rules of the Nasdaq Stock Market or the SEC, with the exception of Mr. Gilligan, our current Chief Executive Officer.

Based on a review of information provided by the directors and other information we reviewed, our Board of Directors concluded that none of our current directors have or had any relationship with our company that would interfere with his or her ability to exercise independent judgment as a director, except for Mr. Gilligan. Based upon that finding, our Board of Directors determined that Ms. Brogley, Ms. Miller and Messrs. Dallas, Linton, Lomax, Smith, Taylor and Tukua are “independent.” The following transactions, relationships or arrangements involving the following organizations with which certain of our directors have relationships were considered in reaching this determination:

•	Ms. Brogley (advertising). Ms. Brogley joined Facebook, Inc. in November 2016 and is the Head of Global Enterprise Partnerships for Messaging Platforms and Community Management. Capella has been utilizing Facebook for advertising since 2012, and most recently continued its use of Facebook based on performance and strategic recommendations from Capella’s internal team and third party marketing advisors. In the ordinary and usual course, during the fiscal year ended 2017, we paid approximately $202,127 to Facebook for advertising services. The amount was less than 1% of the gross revenues for us and for Facebook.

•	Messrs. Lomax, Linton, and Tukua and Ms. Brogley (tuition payments). In the ordinary and usual course, certain organizations will pay tuition or award scholarships to attend Capella University and Hackbright for certain of their employees or other individuals. During 2017, Capella University received tuition payments from each of UNCF (approximately $75,086), Farmers Group (approximately $5,000), Allina Health (approximately $8,332), and Ecumen (approximately $5,000), and Hackbright received scholarship award funds from Facebook (approximately $36,000). These amounts were less than 1% of the gross revenues for us, UNCF, Farmers Group, Allina Health, Ecumen, and Facebook.

Item 14.	Principal Accountant Fees and Services

Fees

For the years ended December 31, 2017 and 2016, Ernst & Young billed us the amounts set forth below for professional services rendered in connection with audit, audit-related, tax and other professional services.

Services Rendered	2017	2016	Description of Services
Audit Fees	$703,594	$715,085	Includes fees associated with the integrated audit and quarterly reviews and services provided by the auditor in connection with statutory and regulatory filings.
Audit-Related Fees	—	—
Tax Fees	21,639	—	Includes fees for review of Section 280G calculations and other routine tax advisory services.
All Other Fees	$1,975	$1,995	Relates to a license fee for an accounting database.
Total Fees	$727,208	$717,080

Approval of Independent Registered Public Accounting Firm Services and Fees

The Audit Committee has adopted a policy regarding pre-approval of audit and non-audit fees and services performed by the company’s independent registered public accounting firm. The Audit Committee is responsible for pre-approving all engagements of the company’s independent registered public accounting firm. The policy also highlights services the Audit Committee will and will not approve for audit and non-audit services. The policy requires written documentation be provided by the independent registered accounting firm to the Audit Committee for all tax services. In addition, all required discussions are held between the independent registered accounting firm and the Audit Committee.

The Audit Committee may, annually or from time to time, set fee levels for certain non-audit services that, as defined in the policy, may be paid for all non-audit services. Any engagements that exceed those fee levels must receive specific pre-approval from the Audit Committee. The Audit Committee may delegate to the Audit Committee chair authority to grant pre-approvals of permissible audit and non-audit services, provided that any pre-approvals by the chair must be reported to the full Audit Committee at the next scheduled meeting. The Audit Committee considers non-audit fees and services when assessing auditor independence.

On a regular basis, management provides written updates to the Audit Committee consisting of the nature and the amount of audit and non-audit service fees incurred to date. All of the services described above were pre-approved in accordance with the Audit Committee charter.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as Part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements: Previously included in the Original Filing

2.	Financial Statement Schedules: Previously included in the Original Filing

(b)	Exhibits

Exhibit Number	Description	Method of Filing

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed electronically.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPELLA EDUCATION COMPANY
(Registrant)

Date: April 27, 2018	/ S / J. KEVIN GILLIGAN
J. Kevin Gilligan
Chairman and Chief Executive Officer