Form 10-Q
period 2018-03-31
CAPELLA EDUCATION CO
filed 2018-05-02
CIK 1104349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of shares of common stock outstanding as of April 26, 2018 was 11,665,628.

CAPELLA EDUCATION COMPANY
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CAPELLA EDUCATION COMPANY
Consolidated Balance Sheets
(In thousands, except par value)

	As of March 31, 2018	As of December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$118,077	$106,566
Marketable securities, current	43,167	45,226
Accounts receivable, net of allowance of $8,187 at March 31, 2018 and $7,979 at December 31, 2017	23,798	22,733
Prepaid expenses and other current assets	9,491	9,523
Total current assets	194,533	184,048
Marketable securities, non-current	31,457	29,570
Property and equipment, net	35,915	35,961
Goodwill	13,477	13,477
Intangibles, net	3,240	3,402
Deferred income taxes	1,932	2,839
Other assets	10,234	9,724
Total assets	$290,788	$279,021
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,607	$2,281
Accrued liabilities	28,365	26,619
Dividends payable	5,302	5,228
Deferred revenue	15,789	13,849
Total current liabilities	51,063	47,977
Deferred rent	12,127	12,365
Other liabilities	2,612	3,288
Total liabilities	65,802	63,630
Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares — 100,000, Issued and Outstanding shares — 11,659 at March 31, 2018 and 11,635 at December 31, 2017	117	116
Additional paid-in capital	128,655	127,804
Accumulated other comprehensive loss	(210)	(110)
Retained earnings	96,424	87,581
Total shareholders’ equity	224,986	215,391
Total liabilities and shareholders’ equity	$290,788	$279,021

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Revenues	$111,967	$111,788
Costs and expenses:
Instructional costs and services	48,432	48,412
Marketing and promotional	28,016	27,525
Admissions advisory	7,192	7,663
General and administrative	9,879	10,587
Merger-related costs	522	—
Total costs and expenses	94,041	94,187
Operating income	17,926	17,601
Other income, net	496	107
Income from continuing operations before income taxes	18,422	17,708
Income tax expense	4,575	6,537
Income from continuing operations	13,847	11,171
Income from discontinued operations, net of tax	—	95
Net income	$13,847	$11,266
Basic net income per common share:
Continuing operations	$1.19	$0.97
Discontinued operations	—	—
Basic net income per common share	$1.19	$0.97
Diluted net income per common share:
Continuing operations	$1.16	$0.94
Discontinued operations	—	—
Diluted net income per common share	$1.16	$0.94
Weighted average number of common shares outstanding:
Basic	11,645	11,559
Diluted	11,950	11,936
Cash dividend declared per common share	$0.43	$0.41

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Net income	$13,847	$11,266
Other comprehensive income:
Foreign currency translation gain (loss)	(1)	2
Unrealized gains (losses) on available for sale securities, net of tax	(99)	82
Comprehensive income	$13,747	$11,350

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities	(Unaudited)
Net income	$13,847	$11,266
Income from discontinued operations, net of tax	—	95
Income from continuing operations	13,847	11,171
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	2,604	2,416
Depreciation and amortization	4,845	5,126
Amortization of investment discount/premium, net	292	471
Impairment of property and equipment	—	367
Loss on disposal of property and equipment	1	3
Share-based compensation	1,751	1,274
Deferred income taxes	938	894
Changes in operating assets and liabilities
Accounts receivable	(3,669)	(2,244)
Prepaid expenses and other current assets	375	(2,366)
Accounts payable and accrued liabilities	(1,062)	(6,168)
Income taxes payable	(414)	3,901
Deferred rent	(238)	(367)
Deferred revenue	2,020	2,569
Net cash provided by operating activities - continuing operations	21,290	17,047
Net cash provided by operating activities - discontinued operations	—	95
Net cash provided by operating activities	21,290	17,142
Investing activities
Capital expenditures	(3,706)	(5,782)
Investment in partnership interests	(426)	(292)
Purchases of marketable securities	(12,051)	(14,809)
Maturities of marketable securities	11,800	10,540
Net cash used in investing activities - continuing operations	(4,383)	(10,343)
Net cash provided by investing activities - discontinued operations	—	3,243
Net cash used in investing activities	(4,383)	(7,100)
Financing activities
Net proceeds for exercise of stock options	220	1,081
Taxes paid for restricted stock units	(618)	(828)
Payment of dividends	(4,997)	(4,733)
Net cash used in financing activities - continuing operations	(5,395)	(4,480)
Effect of foreign exchange rates on cash	(1)	2
Net increase in cash and cash equivalents	11,511	5,564
Cash and cash equivalents at beginning of period	106,566	93,570
Cash and cash equivalents at end of period	$118,077	$99,134
Supplemental disclosures of cash flow information
Income taxes paid	$4,127	$1,714
Non-cash investing and financing activities:
Purchase of equipment included in accounts payable and accrued liabilities	$1,311	$1,102
Declaration of cash dividend to be paid	5,090	4,813
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

On February 8, 2016, the Company’s Board of Directors approved a plan to divest its wholly owned subsidiary, Arden University Limited (Arden University). On August 18, 2016, the Company completed the sale of 100% of the share capital of Arden University. Beginning in the first quarter of 2016 and through the date of sale of the business, the assets and liabilities of Arden University were considered to be held for sale, and the Company presented Arden University as discontinued operations within the financial statements and footnotes. During the three months ended March 31, 2017, the Company recorded a gain of $0.1 million related to the divestiture of Arden University.

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

During the three months ended March 31, 2018, the Company incurred $0.5 million in expenses primarily related to consulting, legal fees, and integration costs in connection with the proposed Merger Agreement. These costs are included in Merger-related costs within the Consolidated Statement of Income for the three months ended March 31, 2018.

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

Unaudited Interim Financial Information
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair statement of the Company's consolidated results of operations, financial position and cash flows. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (2017 Annual Report on Form 10-K).

Reclassifications
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

Share-Based Compensation
During the three months ended March 31, 2018, the Company granted restricted stock unit awards to a limited number of employees which are required to be settled in cash upon vesting. The restricted stock unit awards to be settled in cash are classified as Accrued liabilities in the Consolidated Balance Sheet as of March 31, 2018. The value of these awards is marked to market each period based on the fair value of the Company's common stock at the end of the reporting period, and changes in fair value are recorded in earnings. Share-based compensation expense included in the Consolidated Statement of Income for restricted stock unit awards to be settled in cash was $0.7 million during the three months ended March 31, 2018. There were no cash payments for restricted stock awards to be settled in cash during the three months ended March 31, 2018. As of March 31, 2018, there was $2.6 million of total unrecognized pre-tax compensation cost related to restricted stock awards to be settled in cash that is expected to be recognized over a weighted-average period of 0.7 years.

Use of Estimates
The preparation of the consolidated financial statements in accordance with GAAP requires management to make certain estimates, assumptions, and judgments that affect the reported amounts in the consolidated financial statements and accompanying footnotes. Actual results could differ from those estimates.

Refer to the Company’s “Summary of Significant Accounting Policies” footnote included within the 2017 Annual Report on Form 10-K for a complete summary of the Company’s significant accounting policies.

4. Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which is included in FASB Accounting Standards Codification (ASC) Topic 230, Statement of Cash Flows. The new guidance clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows, including contingent consideration payments made after a business acquisition. Specifically, cash payments to settle a contingent consideration liability which are not made soon after the acquisition date should be classified as cash used in financing activities up to the initial amount of contingent consideration recognized with the remaining amount classified as cash flows from operating activities. The Company adopted this guidance as of January 1, 2018, and it did not have a material impact on its business practices, financial condition, results of operations, or disclosures.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance revises the accounting requirements related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The update also changes certain disclosure requirements associated with the fair value of financial instruments. These changes will require an entity to measure, at fair value, investments in equity securities and other ownership interests in an entity - including investments in partnerships, unincorporated joint ventures and limited liability companies that do not result in consolidation and are not accounted for under the equity method - and recognize the changes in fair value within net income. Entities that hold equity investments without readily determinable fair values will be able to elect to record those investments at cost less impairment with subsequent adjustments for any observable price changes recognized in earnings. The Company has provided the required disclosures related to investments in partnerships within Footnote 14, Other Investments. As these investments are not traded and the partnerships do not publish a fair value per share, the investments are deemed to be without readily determinable fair values, and the Company has elected the option to record the investments at cost less impairment and recognize subsequent adjustments for any observable price changes within earnings. The Company adopted this guidance as of January 1, 2018, and it did not have a material impact on its business practices, financial condition, results of operations, liquidity, or debt-covenant compliance.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that creates a single source of revenue guidance for all companies in all industries. The model is more principles-based than historical guidance, and is primarily based on recognizing revenue at an amount that reflects consideration to which the entity expects to be entitled to in exchange for transferring goods or services to a customer. The standard allows the Company to transition to the new model using either a full or modified retrospective approach. Under the original ASU, the guidance was effective for the Company's interim and annual reporting periods beginning January 1, 2017, and early adoption was not permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, which formally defers the effective date of the new revenue standard for public entities by one year. As a result, the updated revenue guidance is effective for the Company's interim and annual reporting periods beginning January 1, 2018, and early adoption is permitted as of the original effective date contained within ASU 2014-09. The Company adopted this guidance during the first quarter of 2018 utilizing the modified retrospective method of adoption, and the adoption of this guidance did not have a material impact on the Company's business practices, financial condition, or results of operations during the three months ended March 31, 2018. The primary impact of adopting the new standard has been modifications to the timing of revenue recognition for certain revenue streams, and we recorded a net cumulative increase to retained earnings and a corresponding decrease to deferred revenue in the amount of $0.1 million as of January 1, 2018 as a result of the adoption of this guidance. The Company has provided expanded disclosures pertaining to revenue recognition within Footnote 5 - Revenues.

The Company has reviewed and considered all other recent accounting pronouncements and believes there are none that could potentially have a material impact on its business practices, financial condition, results of operations, or disclosures.

5. Revenues

Impact of Adoption of ASC 606 - Revenue from Contracts with Customers
On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, following the modified retrospective adoption method. The new guidance was applied to all contracts that were not completed as of the adoption date. Revenues and operating results for the reporting period beginning January 1, 2018 have been presented under the accounting guidance included within ASC Topic 606, while prior period amounts have not been restated to conform to the new guidance as permitted by the modified retrospective method of adoption.

As a result of the adoption of ASC Topic 606, the Company recorded a net cumulative increase to retained earnings of $0.1 million and a corresponding decrease to deferred revenue within the Consolidated Balance Sheet as of January 1, 2018. The impact of adoption was related to tuition revenues across both the Post-Secondary and Job-Ready Skills segments. For the three months ended March 31, 2018, the impact to revenues as a result of the adoption of ASC 606 was a reduction of revenues of $0.1 million with a corresponding increase to deferred revenue. The reduction to revenues as a result of adoption for the three months ended March 31, 2018 is related to tuition revenues across both the Post-Secondary and Job-Ready Skills segments.

The Company has elected, as practical expedients, to not disclose the value of unsatisfied performance obligations for contracts with customers that have an expected duration of one year or less and also will not adjust the transaction price for the impact of a significant financing component for contracts where the period of time between when the Company provides educational services and when the learner is expected to pay for those service is less than one year, as permitted by ASC Topic 606.

Revenue Recognition
The following table presents the Company's revenues from contracts with customers disaggregated by material revenue category, in thousands:

	Three Months Ended March 31,
	2018	2017
Post-Secondary revenue
Tuition, net of discounts, grants, and scholarships	$104,517	$105,542
Other [1]	4,668	3,939
Total Post-Secondary revenue	109,185	109,481
Job-Ready Skills revenue [2]	2,782	2,307
Consolidated revenue	$111,967	$111,788

(1) Post-Secondary other revenue is primarily comprised of course materials and bookstore sales.

(2) Job-Ready Skills revenue is primarily comprised of tuition revenue and placement fee revenue.

The Company’s revenues primarily consist of tuition revenue arising from educational services provided in the form of online courses offered to Capella University FlexPath and GuidedPath learners as well as in-person residency events for certain doctoral learners enrolled in specific programs. Tuition revenue is deferred and recognized as revenue ratably over the period of instruction, which varies depending on the course format and chosen program of study. Tuition revenue is recognized over time as learners obtain control of the educational services provided by the Company subsequent to enrollment and on a ratable basis over the term of the course beginning on the course start date through the last day of classes or the end of the twelve week FlexPath subscription period. For GuidedPath (traditional credit-hour) learners who withdraw or drop a course, the Company follows the University refund policy, which generally is: 100% refund through five days, 75% refund from six to twelve days, and zero percent refund for the remainder of the period. The Company does not recognize revenue for GuidedPath learners who enroll but never engage in the courseroom. FlexPath learners receive a 100% refund through calendar day twelve of the subscription period for their first billing session only and a zero percent refund after that date and for all subsequent billing sessions. Refunds are recorded as a reduction of revenue in the period that the learner withdraws from a course. A small number of FlexPath learners who participate in certain employer-sponsored tuition reimbursement programs with Capella University are eligible for a full refund of tuition if they do not successfully complete at least one FlexPath course they are enrolled in during a given subscription period. For these particular learners, revenue recognition is constrained to the extent that the Company expects to provide a full refund to eligible learners based on historical refund experience. Residency program revenue is recognized over the length of the residency, which generally ranges from three to 42 days. When the University is required to return funds distributed under Title IV Programs of the Higher Education Act (Title IV or Title IV Programs) to the Department of Education, the learner is not released from his or her payment obligation.

GuidedPath learners are eligible to receive Capella University-awarded grants and scholarships depending on their program eligibility and academic standing. These grants and scholarships vary in amount depending upon the program of study and are generally available to new GuidedPath learners who have successfully completed their first Capella course or a series of Capella courses over a specified period of time. Additionally, FlexPath learners who are employed by, or members of, Capella University's partner organizations may be eligible to receive Capella University-awarded grants or scholarships. The existence of grants and scholarships gives rise to variable consideration, and the recognition of revenue arising from eligible learners is constrained to the extent that management estimates such learners will be eligible to receive the benefits associated with a grant or scholarship.

For learners who drop all courses or withdraw from Capella University with an unpaid tuition balance, the Company records revenue at the time of cash collection, unless the learner re-enrolls in a course during the same time period in which the course was started. Based on the Company’s historical experience, it is not probable that the Company will collect substantially all of the consideration related to such unpaid tuition balances. Accordingly, during the period in which a learner drops all courses or withdraws from Capella University prior to finalizing coursework, no additional revenue is recognized until payment is received from the learner.

Course materials enable learners to electronically access all required materials for courses they are enrolled in during the quarter, including access to e-books, articles, course packs, software, test kits, labs, and any other materials that would be required to successfully complete the course. Revenue derived from course materials is recognized in a manner consistent with tuition revenue as the Company provides the learner with continuous and uninterrupted access to these materials over the period of instruction beginning on the course start date and through the last day of the course.

For bookstore sales, the Company is considered to be the agent in the transaction because it does not control distribution to learners or bear the risk of loss of inventory in transit; as such, the Company only recognizes the mark-up on cost portion of the bookstore sale as revenue. Net bookstore revenue is recognized at the time of delivery of the textbook to the learner.

Deferred revenue in any period represents the excess of tuition and fees received as compared to tuition and fees recognized as revenue in the consolidated statements of income and is reflected as a current liability or within Other liabilities, as appropriate, within the Company's consolidated balance sheets. The increase in deferred revenue during the three months ended March 31, 2018 compared to the December 31, 2017 is primary related to increased new enrollment growth in the current period and the timing of course start dates within the academic calendar. Additionally, $11.8 million of revenue that was recognized during the three months ended March 31, 2018 had been included in the deferred revenue balance within the Consolidated Balance Sheet at the beginning of the period.

The Company's general payment terms require that learners remit payment for tuition and other related charges prior to the beginning of the course start date in order to be eligible to participate in the course, with limited exceptions. Learners are permitted to carry only a small outstanding unpaid tuition balance that, if exceeded, would prevent the learner from enrolling in future courses. For Capella University learners who are eligible to receive Federal Title IV loans to cover the cost of tuition, Title IV funds are remitted by the federal government to Capella University and are subsequently applied to a learner's account. Amounts received are included within the deferred revenue balance until the associated revenue is recognized in accordance with the Company's revenue recognition policy.

6. Net Income per Common Share

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
The following table presents a reconciliation of the numerator and denominator in the basic and diluted net income per common share calculation, in thousands, except per share data:

	Three Months Ended March 31,
	2018	2017
Numerator:
Income from continuing operations	$13,847	$11,171
Income from discontinued operations, net of tax	—	95
Net income	$13,847	$11,266
Denominator:
Denominator for basic net income per common share— weighted average shares outstanding	11,645	11,559
Effect of dilutive stock options, restricted stock, and market stock units	305	377
Denominator for diluted net income per common share— weighted average shares outstanding	11,950	11,936
Basic net income per common share:
Continuing operations	$1.19	$0.97
Discontinued operations	—	—
Basic net income per common share	$1.19	$0.97
Diluted net income per common share:
Continuing operations	$1.16	$0.94
Discontinued operations	—	—
Diluted net income per common share	$1.16	$0.94

Options to purchase common shares were outstanding, but not included in the computation of diluted net income per common share on both a continuing and discontinued basis, because their effect would be anti-dilutive. The following table summarizes these securities, in thousands:

	Three Months Ended March 31,
	2018	2017
Anti-dilutive securities excluded from diluted earnings per share calculation, for both continuing and discontinued operations	32	91

7. Marketable Securities

The following is a summary of available-for-sale securities, in thousands:

	As of March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$27,592	$—	$(79)	$27,513
Corporate debt securities	27,444	8	(231)	27,221
Variable rate demand notes	19,890	—	—	19,890
Total	$74,926	$8	$(310)	$74,624

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$35,070	$—	$(87)	$34,983
Corporate debt securities	16,102	8	(92)	16,018
Variable rate demand notes	23,795	—	—	23,795
Total	$74,967	$8	$(179)	$74,796

The unrealized gains and losses on the Company’s investments in municipal and corporate debt securities as of March 31, 2018 and December 31, 2017 were caused by changes in market values primarily due to interest rate changes. Substantially all of the Company's securities which were in an unrealized loss position as of March 31, 2018 had been in an unrealized loss position for less than twelve months. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. No other-than-temporary impairment charges were recorded during the three months ended March 31, 2018 and 2017.
The following table summarizes the maturities of the Company’s marketable securities, in thousands:

	As of March 31, 2018	As of December 31, 2017
Due within one year	$43,167	$45,226
Due after one year through five years	31,457	29,570
Total	$74,624	$74,796

Amounts due within one year in the table above included $19.9 million of variable rate demand notes, with contractual maturities ranging from 9 years to 31 years as of March 31, 2018. The variable rate demand notes are floating rate municipal bonds with embedded put options that allow the Company to sell the security at par plus accrued interest on a settlement basis ranging from one day to seven days. We have classified these securities based on their effective maturity date, which ranges from one day to seven days from the balance sheet date.

The following table summarizes the proceeds from the maturities of available-for-sale securities, in thousands:

	Three Months Ended March 31,
	2018	2017
Maturities of marketable securities	$11,800	$10,540
Total	$11,800	$10,540

The Company did not record any gross realized gains or gross realized losses in net income during the three months ended March 31, 2018 and 2017. Additionally, there were no proceeds from sales of marketable securities prior to maturity during the three months ended March 31, 2018 and 2017.

8. Fair Value Measurements

The following tables summarize certain information for assets and liabilities measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements as of March 31, 2018 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$12,715	$12,715	$—	$—
Money market	105,362	105,362	—	—
Marketable securities:
Tax-exempt municipal securities	27,513	—	27,513	—
Corporate debt securities	27,221	—	27,221	—
Variable rate demand notes	19,890	—	19,890	—
Total assets at fair value on a recurring basis	$192,701	$118,077	$74,624	$—

	Fair Value Measurements as of December 31, 2017 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$17,951	$17,951	$—	$—
Money market	88,615	88,615	—	—
Marketable securities:
Tax-exempt municipal securities	34,983	—	34,983	—
Corporate debt securities	16,018	—	16,018	—
Variable rate demand notes	23,795	—	23,795	—
Total assets at fair value on a recurring basis	$181,362	$106,566	$74,796	$—

The Company measures cash and money markets at fair value primarily using real-time quotes for transactions in active exchange markets involving identical assets. The Company’s marketable securities are classified within Level 2 and are valued using readily available pricing sources for comparable instruments utilizing observable inputs from active markets. The Company does not hold securities in inactive markets. The Company did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three months ended March 31, 2018 and 2017.

Level 3 Measurements

DevMountain Contingent Consideration

In connection with the acquisition of DevMountain, the Company agreed to pay the former owners of DevMountain up to an additional $5.0 million in contingent consideration pending the achievement of certain revenue and operating performance metrics. The fair value of the contingent consideration is determined using a discounted cash flow model encompassing significant unobservable inputs. The key assumptions and terms underlying the valuation included probability-weighted cash flows for the applicable performance periods, the discount rate, and a three-year measurement period, with potential cash payments taking place at the end of each annual period through 2018 based upon the achievement of established performance targets. No payments were made related to the 2016 or 2017 performance periods, and no amounts are accrued related to the 2018 performance period. Reasonable changes in the unobservable inputs do not result in a material change in the fair value.

The fair value of the contingent consideration was zero as of March 31, 2018 and December 31, 2017.

9. Accrued Liabilities

Accrued liabilities consist of the following, in thousands:

	As of March 31, 2018	As of December 31, 2017
Accrued compensation and benefits	$10,389	$9,151
Accrued instructional	4,441	3,662
Accrued vacation	1,558	1,122
Accrued invoices	9,961	10,683
Other(1)	2,016	2,001
Total	$28,365	$26,619

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

The following presents the Company's future minimum lease commitments as of March 31, 2018, in thousands:

2018	$5,290
2019	5,782
2020	5,355
2021	4,742
2022	4,550
2023 and thereafter	28,305
Total	$54,024

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

The Credit Agreement requires payment of a commitment fee, based on the Company’s consolidated leverage ratio, charged on the unused credit facility. The Company recorded commitment fee expenses of $0.1 million in other income, net, for the three months ended March 31, 2018 and 2017. Outstanding letters of credit are also charged a fee, based on the Company’s consolidated leverage ratio. The Company capitalized approximately $0.8 million of debt issuance costs related to the December 18, 2015 credit facility, and these costs are being amortized on a straight-line basis over a period of five years. Charges related to the Facility are included in other income, net.

The Credit Agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Failure to comply with the covenants contained in the Credit Agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. As of March 31, 2018 and December 31, 2017, there were no borrowings under the Facility, and the Company was in compliance with all debt covenants.

Litigation
In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, claims involving learners or graduates and routine employment matters. In addition, the proposed merger with Strayer Education, Inc. also may subject the Company to shareholder or other related litigation. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of March 31, 2018 that are probable and estimable, for which the outcome could have a material adverse impact on its consolidated financial position or results of operations.

11. Share Repurchase Program and Dividends

Share Repurchase Program
The Company announced its current share repurchase program in July 2008. The Board of Directors authorizes repurchases of outstanding shares of common stock from time to time depending on market conditions and other considerations. A summary of the Company’s comprehensive share repurchase activity from the program's commencement through March 31, 2018, all of which was part of its publicly announced program, is presented below, in thousands:

Board authorizations:
July 2008	$60,000
August 2010	60,662
February 2011	65,000
December 2011	50,000
August 2013	50,000
December 2015	50,000
Total amount authorized	335,662
Total value of shares repurchased	308,702
Residual authorization	$26,960

During the three months ended March 31, 2018 and 2017, there were no share repurchases.

As of March 31, 2018, the Company had purchased an aggregate of 6.7 million shares under the program’s outstanding authorizations at an average price per share of $46.28 totaling $308.7 million, excluding commissions.

Dividends
During the three months ended March 31, 2018, the Company declared the following cash dividends, in thousands except per share amounts:

Declaration Date	Record Date	Payment Date	Dividend per Share	Total Dividend Amount
February 21, 2018	March 8, 2018	April 13, 2018	$0.43	$5,090

Of the total dividend amount declared in the current quarter, $5.1 million is attributable to shares of common stock outstanding as of the record date and restricted stock units (RSUs) expected to vest in the next twelve months. This amount, along with the portion of dividends declared in prior quarters related to unvested RSUs, is included within dividends payable in the Company's consolidated balance sheet as of March 31, 2018. The remaining balance is attributable to dividends declared on restricted stock units expected to vest subsequent to the next twelve months and is classified as other liabilities in the Company's consolidated balance sheet as of March 31, 2018. Dividends declared on RSUs are forfeitable prior to vesting. All future dividends are subject to declaration by the Company's Board of Directors and may be adjusted due to future business needs or other factors deemed relevant by the Board of Directors.

12. Share-Based Compensation

The table below reflects the Company’s share-based compensation expense recognized in the consolidated statements of income, in thousands:

	Three Months Ended March 31,
	2018	2017
Instructional costs and services	$185	$188
Marketing and promotional	236	211
Admissions advisory	7	13
General and administrative	1,323	862
Share-based compensation expense included in operating income	1,751	1,274
Tax benefit from share-based compensation expense	420	486
Share-based compensation expense, net of tax	$1,331	$788

13. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 ("Tax Reform") was signed into law making significant changes to the Internal Revenue Code. Changes included, but are not limited to, a corporate tax rate decrease from 35% to 21% and modification of the employee compensation limit effective for tax years beginning after December 31, 2017. The Company has calculated its best estimate of the impact of the Act in its income tax provision in accordance with its understanding of Tax Reform and guidance available as of the date of this filing.

The Company recorded income tax expense of $4.6 million for the three months ended March 31, 2018, reflecting an effective tax rate of 24.8%, compared to $6.5 million, an effective tax rate of 36.9%, for the three months ended March 31, 2017. The decrease in income tax expense is primarily attributable to the reduction in the federal corporate income tax rate under Tax Reform. The difference between the effective tax rate and the statutory tax rate for the three months ended March 31, 2018 primarily consists of state income taxes, employee compensation in excess of deductible limitations, nondeductible merger-related costs, and share-based compensation tax deductions. The difference between the effective tax rate and the statutory tax rate for the three months ended March 31, 2017 primarily consists of state income taxes, employee compensation in excess of deductible limitations, and share-based compensation tax deductions.
On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of Tax Reform. As of March 31, 2018, no significant measurement period adjustments have been made. Given the significant complexity of Tax Reform, additional work is necessary to perform a more detailed analysis of these items, and any subsequent adjustment to these amounts will be recorded in the period that the analysis is complete.
14. Other Investments

At March 31, 2018, the Company held a $4.0 million investment in a limited partnership that invests in innovative companies in the health care field, with a commitment to invest up to an additional $0.4 million through December 2022. At December 31, 2017, the Company's investment in the limited partnership was $3.9 million. During the three months ended March 31, 2018 and 2017, the Company made investments totaling $0.1 million and $0.3 million, respectively, in the partnership. The Company's investment comprises less than 3% of the total partnership interest.

At March 31, 2018, the Company held a $3.6 million investment in a limited partnership that invests in education and education-related technology companies, with a commitment to invest up to an additional $1.1 million through December 2025. At December 31, 2017, the Company's investment in the limited partnership was $3.5 million. During the three months ended March 31, 2018, the Company made investments totaling $0.1 million in the partnership, and during the three months ended

March 31, 2017, the Company made no investments in the partnership. The Company's investment comprises less than 5% of the total partnership interest.

At March 31, 2018, the Company held a $0.6 million investment in a limited partnership that invests in education and education-related technology companies, with a commitment to invest up to an additional $2.1 million through September 2027. At December 31, 2017, the Company's investment in the limited partnership was $0.4 million. During the three months ended March 31, 2018, the Company made investments totaling $0.2 million in the partnership, and during the three months ended March 31, 2017, the Company made no investments in the partnership. The Company's investment comprises less than 5% of the total partnership interest.

The Company adopted ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, as of January 1, 2018. According to the guidance, entities that hold equity investments without readily determinable fair values will be able to elect to record those investments at cost less impairment with subsequent adjustments for any observable price changes recognized in earnings. As the other investments are not traded and the partnerships do not publish a fair value per share, these investments are deemed to be without readily determinable fair values, and the Company has elected the option to record other investments at cost less impairment and recognize subsequent adjustments for any observable price changes within earnings.

During the three months ended March 31, 2018 and 2017, no events or changes in circumstances which could have a significant adverse impact on the fair value of the partnership investments were identified, and there were no observable price changes recognized in earnings with respect to these investments. Additionally, during the three months ended March 31, 2018 and 2017, no impairment charges were recorded related to the partnership investments. As no impairment charges were recorded and because no observable price changes occurred during the period, the Company's other investments are reflected at cost within the other assets balance in the consolidated balance sheets as of March 31, 2018 and December 31, 2017. When measured on a nonrecurring basis, if changes in circumstances are identified, the Company’s partnership investments are considered to be Level 3 in the fair value hierarchy due to the use of unobservable inputs to measure fair value.

15. Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss, in thousands:

	Foreign Currency Translation Loss	Unrealized Loss on Marketable Securities	Accumulated Other Comprehensive Loss(1)
Beginning balance, December 31, 2017	$(3)	$(107)	$(110)
Other comprehensive income (loss)	(1)	(99)	(100)
Ending balance, March 31, 2018	$(4)	$(206)	$(210)

(1)	Accumulated other comprehensive loss is presented net of tax of $96 thousand and $64 thousand as of March 31, 2018 and December 31, 2017, respectively.

There were no reclassifications out of accumulated other comprehensive loss to net income for the three months ended March 31, 2018 and 2017.

16. Segment Reporting

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

A summary of financial information by reportable segment (in thousands) for the three months ended March 31, 2018 and 2017 is presented in the following table. Beginning in the first quarter of 2016 through the date of the sale of the business, Arden University was considered to be held for sale, and because Arden's results of operations are presented as discontinued operations within our Consolidated Statements of Income, the summary of financial information by reportable segment below excludes the results of operations of Arden University for all periods presented.

	Three Months Ended March 31,
	2018	2017
Revenues
Post-Secondary	$109,185	$109,481
Job-Ready Skills	2,782	2,307
Consolidated Revenues	$111,967	$111,788
Operating income (loss)
Post-Secondary	$19,444	$20,251
Job-Ready Skills	(996)	(2,650)
Merger-related costs	(522)	—
Consolidated operating income	17,926	17,601
Other income, net	496	107
Income from continuing operations before income taxes	$18,422	$17,708

17. Regulatory Supervision and Oversight

Political and budgetary concerns can significantly affect the Title IV Programs. Congress reauthorizes the Higher Education Act (HEA) and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in August 2008. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of March 31, 2018, Title IV programs in which the University's learners participate are operative and sufficiently funded.

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

Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those suggested by the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as updated in our subsequent reports filed with the SEC, including any updates or circumstances described in this or other Quarterly Reports on Form 10-Q. The performance of our business and our securities may be adversely affected by these factors and other factors common to businesses and investments, or to the general economy. Forward-looking statements are qualified by some or all of these risks. Therefore, you should consider these risk factors with caution and form your own independent conclusions about the likely effect of these risks on our future performance. Forward-looking statements speak only as of the date on which statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date such statement is made to reflect the occurrence of unanticipated events or circumstances. Readers should carefully review all the disclosures and risk factors described in this and other documents we file from time to time with the SEC.

Executive Overview
We are an education services company that seeks to provide the most direct path between learning and employment through our online postsecondary education offerings and through programs to develop job-ready skills for high-demand markets. As of March 31, 2018, our wholly owned subsidiaries included the following:

Post-Secondary Segment

•
Capella University (the University) offers a variety of doctoral, master’s and bachelor’s programs, primarily for working adults, in the following markets: public service leadership, nursing and health sciences, social and behavioral sciences, business and technology, education, and undergraduate studies. We focus on master's and doctoral degrees, with 70% of our learners enrolled in a master’s or doctoral degree program. Our academic offerings are built with competency-based curricula and are delivered in an online format that is convenient and flexible. We design our offerings to help working adult learners develop specific competencies they can apply in their workplace. We actively support and engage with our learners throughout their programs to enhance their prospects for successful program completion. We believe the relevance of our programs, combined with a focus on working adult professionals and offering the most direct path to learners' professional and academic goals, sets Capella University apart in the education space. At March 31, 2018, we offered over 2,100 online courses and 53 academic programs with 143 specializations to over 38,000 learners.

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

•
Hackbright Academy, Inc. (Hackbright) is a leading software engineering school for women with a mission to close the gender gap in the high-demand software engineering space. Hackbright’s primary offering is an intensive 12-week accelerated software development program for women, together with placement services and coaching. This program is a live, in-person educational experience held in Hackbright’s classrooms in the San Francisco Bay Area. Hackbright partners with employers to facilitate alumnae transition from program completion into the workplace.

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

On November 22, 2017, the U.S. Federal Trade Commission granted early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. On January 19, 2018, the Merger Agreement was approved by the stockholders of the Company and Strayer. The proposed merger remains subject to the satisfaction of customary closing conditions, including approvals by State regulators and relevant accreditation bodies. By letter dated February 26, 2018, the Department of Education issued the results of its preacquisition review of the proposed change in ownership of the Company. That letter confirms that, subject to submission of additional documents following the closing, Capella University will have uninterrupted participation in the Title IV Programs while the Department of Education completes its review of the relevant documentation. During the three months ended March 31, 2018, the Company incurred $0.5 million in expenses pertaining to the Merger Agreement, primarily attributable to consulting, legal fees, and integration costs.

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

•
Capella University total enrollment. Total enrollment at Capella University is a key driver for the Company’s revenue growth as well as operating performance. To achieve total enrollment growth, Capella University must attract new learners and maintain and/or improve learner persistence. Total enrollment growth requires both sustained new enrollment growth over several quarters as well as stable or improved learner persistence as a result of the large population of total enrollment (all learners) relative to new enrollment (first-time learners.) While new enrollment is an early indicator of future growth, early cohort persistence is an indicator of the sustainability of growth. These metrics should be viewed over multiple quarters because quarterly volatility is common. We have consistently improved early cohort persistence over a period of more than six years, and these persistence improvements carry into later periods. In the first quarter of 2018, end-of-period total enrollment declined by 1.6 percent year-over-year compared to total enrollment growth of 0.8 percent in the same period of 2017, primarily driven by declines in masters and doctoral total enrollments.

•
Capella University new enrollment. In the first quarter of 2018, Capella University new enrollment, calculated from the last day a new learner can drop a course without financial penalty, increased by 1.8 percent year-over-year compared to new enrollment growth of 3.6 percent in the same period in 2017. Overall new enrollment growth was primarily driven by bachelors programs.

•
Persistence/learner success. Compared to the same period in the prior year, Capella University early cohort persistence remained relatively unchanged. Early cohort persistence measures the four-quarter weighted moving average new cohort persistence rate during a learner's first four quarters of enrollment. We have experienced improvements in early cohort persistence of approximately 22 percent over a period of more than six years, in large part as a result of our successful execution of strategic, organization-wide learner success initiatives aimed at driving total enrollment growth and improved learner outcomes. This includes investments in infrastructure, analytics capabilities, learner support and a marketing strategy focused on attracting the right learners.

As we continue to position Capella University to drive sustainable growth, we are focused on sustaining and improving learner success rates, particularly in the first four quarters of enrollment while maintaining a high standard of academic quality and rigor. The first four quarters of enrollment are particularly critical because learners tend to persist at a very high rate after that period. We continue to increasingly focus on the entire learner lifecycle. Certain initiatives to improve learner success can affect our growth and profitability in the near-term. However, we believe these efforts are in the best interest of our learners and over the long-term will enhance our brand and reputation, which, in turn, positions us for more sustainable long-term growth. Learner success initiatives include the following:

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

•
Doctoral enrollment. During the first quarter of 2018, doctoral total enrollment for Capella University declined by 1.7 percent compared to the same period in the prior year. A return to doctoral total enrollment growth will depend on both sustained new enrollment growth over several quarters as well as continuing learner success efforts at the doctoral level. As part of our doctoral learner success initiative, we are focusing on learners who are not making sufficient and timely academic progress in the comprehensive and dissertation phases of their programs. We are supporting a return to doctoral growth by focusing on redesigning our program offerings, improving affordability, and expanding our doctoral portfolio. The doctoral learner success initiatives and variability in doctoral new enrollment growth may negatively impact our operating performance, including in the near-term.

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

FlexPath offerings have continued to grow, and as of March 31, 2018, Capella University offered the following FlexPath offerings:

•	Bachelor of Science in Business;

•	Bachelor of Science in Information Technology;

•	Bachelor of Science in Psychology;

•	Registered Nurse to Bachelor of Science in Nursing;

•	Master of Business Administration;

•	Master of Science in Psychology;

•	Master of Education;

•	Master of Health Administration; and

•	Master of Science in Nursing.

All of the specializations within these FlexPath offerings have received approval from the Higher Learning Commission. Additionally, all of the specializations within our FlexPath offerings (other than six specializations) have received approval from the Department of Education to be eligible to receive federal financial aid under Title IV.

The FlexPath direct assessment model provides an opportunity to expand our served market and drive affordability through lower tuition costs, reduced time to completion, and increased flexibility. Our goals are to ensure learners have the right experience and that we understand what our learners need to do to succeed. As we continue to learn and gain experience, we will refine the academic model and evolve the business model for FlexPath. At March 31, 2018, approximately 22 percent of total bachelor's and master's learners were enrolled in FlexPath courses.

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

•
Coding schools performance. Throughout 2017, Hackbright and DevMountain continued to develop their offerings. In May 2017, DevMountain received approval to begin operating in Phoenix, and in the fourth quarter 2017, DevMountain introduced its first online program offering. During the first quarter of 2018, Hackbright opened a second classroom in the San Francisco Bay Area. Since the dates of acquisition, we have made investments in both businesses to position them for scalable growth and will continue to make additional investments for the foreseeable future. Although both acquisitions have had a positive impact on our revenue growth, Hackbright and DevMountain have not achieved the degree of revenue growth initially anticipated or met operating performance expectations, and these trends are expected to continue. As a result, during the year ended December 31, 2017, we recorded goodwill and intangible asset impairment charges of $15.0 million based on the results of the goodwill and intangible assets impairment analysis. If the overall trend in revenue growth and operating performance of the coding schools continues and operating improvements as discussed above are not realized, some or all of the remaining goodwill and intangible assets associated with the Coding Schools reporting unit could become impaired in the future, resulting in the recognition of additional impairment charges.

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

•
Tax Cuts and Jobs Act of 2017. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 ("Tax Reform") was signed into law making significant changes to the Internal Revenue Code. Changes included, but are not limited to, a corporate tax rate decrease from 35% to 21% and modification of the employee compensation limit effective for tax years beginning after December 31, 2017. The Company recorded income tax expense of $4.6 million for the three months ended March 31, 2018, reflecting an effective tax rate of 24.8%, compared to $6.5 million, an effective tax rate of 36.9%, for the three months ended March 31, 2017. The decrease in income tax expense is primarily attributable to the reduction in the federal corporate income tax rate under Tax Reform.

Regulatory Environment
The following summarizes significant regulatory matters applicable to our business. For a more detailed discussion of the regulatory environment and related risks, refer to Part 2, Item 7, Key Trends, Developments and Challenges, and Regulatory Environment in our 2017 Annual Report on Form 10-K.

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

On June 16, 2017, the Department of Education announced its intention to establish a rulemaking committee to examine and revise the Gainful Employment regulation, which it called "overly burdensome and confusing for institutions of higher education." The Department of Education conducted public hearings on Gainful Employment and Borrower Defense to Repayment on July 10 and July 12, 2017, in addition to soliciting written comments on both topics. Capella submitted comments on July 12, 2017. The Gainful Employment negotiated rulemaking committee met in December 2017, February 2018, and March 2018. Negotiators failed to reach consensus, which frees the Department of Education to draft a rule without including input from the committee. The Department of Education has indicated that it intends to release final rules by November 1, 2018, to go into effect in July 2019.

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

The regulation grants the Department of Education broad discretion to determine whether a school has committed a breach of contract or substantial misrepresentation, to allow group claims, which may include individuals who have not applied to the Department of Education seeking relief, and to determine when to seek recoupment from the school upon loan discharge. In addition, the final rules expand the events triggering a determination that an institution is unable to meet its financial or administrative obligations to include certain automatic triggers, such as failure to satisfy the 90/10 regulation in the most recent fiscal year, a cohort default rate in excess of 30 percent in the two most recent years, and failure to comply with certain SEC requirements, as well as discretionary triggers such as certain federal, and private actions, unspecified dropout rates, unspecified fluctuations in Title IV funding, and actions by the school’s accreditor. In the event of such a triggering event, an institution may become ineligible for Title IV funds or be required to post a letter of credit in the amount of at least 10% of the school’s annual Title IV disbursements for each triggering event, and make disclosure to learners and prospective learners. In addition, the rule increases access to closed school discharges and prohibits the use of pre-dispute arbitration agreements. Finally, the rule makes other conforming and technical changes to repayment plans and loan consolidation. While the rule was slated to go into effect July 1, 2017, on June 16, 2017 the Department of Education announced an indefinite postponement of the borrower defense to repayment regulation. On the same day, the Department of Education announced its intent to establish rulemaking committees to develop proposed revisions to the existing gainful employment regulation as well as the borrower defense to repayment regulation. The Department of Education conducted public hearings on Gainful Employment and Borrower Defense to Repayment in July 2017, in addition to soliciting written comments on both topics. Capella University submitted comments in July 2017. The Borrower Defense to Repayment negotiated rulemaking committee and the Gainful Employment negotiated rulemaking committees wrapped up their meetings in early 2018. Neither committee reached consensus, which frees the Department to draft rules without including input from the committees. The Department of Education has indicated it intends to release final rules addressing both Borrower Defense to Repayment and Gainful Employment by November 1, 2018, to go into effect July 1, 2019.

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

Critical Accounting Policies and Use of Estimates
Our critical accounting policies are disclosed in our 2017 Annual Report on Form 10-K. Other than as disclosed in Footnote 4 - Recent Accounting Pronouncements, there were no substantial changes to our critical accounting policies during the three months ended March 31, 2018.

Analysis of Results of Operations - Consolidated

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017:

	Three Months Ended March 31,
	(Unaudited)		$ Change	% Change	% of Revenue
$ in thousands	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Revenues	$111,967	$111,788	$179	0.2%	100.0%	100.0%	—
Costs and expenses:
Instructional costs and services	48,432	48,412	20	—	43.3	43.3	—
Marketing and promotional	28,016	27,525	491	1.8	25.0	24.6	0.4
Admissions advisory	7,192	7,663	(471)	(6.1)	6.4	6.9	(0.5)
General and administrative	9,879	10,587	(708)	(6.7)	8.8	9.5	(0.7)
Merger-related costs	522	—	522	*	0.5	—	0.5
Total costs and expenses	94,041	94,187	(146)	(0.2)	84.0	84.3	(0.3)
Operating income	17,926	17,601	325	1.8	16.0	15.7	0.3
Other income, net	496	107	389	*	0.4	0.1	0.3
Income from continuing operations before income taxes	18,422	17,708	714	4.0	16.5	15.8	0.7
Income tax expense	4,575	6,537	(1,962)	(30.0)	4.1	5.8	(1.7)
Effective tax rate	24.8%	36.9%
Income from continuing operations	13,847	11,171	2,676	24.0	12.4	10.0	2.4
Income from discontinued operations, net of tax	—	95	(95)	*	—	0.1	(0.1)
Net income	$13,847	$11,266	$2,581	22.9%	12.4%	10.1%	2.3%

* Not meaningful.

	March 31,
Capella University Enrollment by Degree(a):	2018	2017	% Change
Doctoral	9,170	9,326	(1.7)%
Master's	17,734	18,293	(3.1)%
Bachelor's	10,188	10,100	0.9%
Other	1,089	1,083	0.6%
Total	38,181	38,802	(1.6)%

(a) Enrollment in the table above includes learners who are actively enrolled during the last month of the quarters ended March 31, 2018 and 2017, respectively.

Revenues. The increase in revenues compared to the same period in the prior year was primarily related to Capella University weighted average tuition price increases of approximately two percent, which were implemented in July 2017. A decrease in discounts as a percentage of revenue, an increase in revenues from course resources available to Capella University learners and growth in our Job-Ready Skills segment also contributed to the increase in revenues. These increases were partially offset by a decrease in Capella University total enrollment of 1.6 percent as well as a larger proportion of bachelor’s learners enrolled in our post-secondary, degree granting programs at Capella University who generate less revenue per learner than our master's and doctoral learners.
Instructional costs and services expenses. Instructional costs and services expenses, and instructional costs and services expenses as a percent of revenue, remained consistent with the same period in the prior year. An increase from the timing of filling academic leadership positions was offset by a decrease in rent expense as a result of a reduction in square footage of leased office space.
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
Admissions advisory expenses. Admissions advisory expenses, and admissions advisory expenses as a percent of revenue, decreased compared to the same period in the prior year primarily as a result of lower staffing levels in the current year period.
General and administrative expenses. General and administrative expenses, and general and administrative expenses as a percent of revenue, decreased compared to the same period in the prior year primarily as a result of restructuring initiatives taken during the fourth quarter of 2017 in order to right-size the cost structure of the Job-Ready Skills businesses, as well as asset impairment charges incurred in the prior year.
Merger-related costs. During the three-months ended March 31, 2018, the Company incurred $0.5 million in expenses attributable to consulting, legal, and integration costs related to the proposed merger with Strayer Education, Inc.
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

Income tax expense. Our effective tax rate for the three months ended March 31, 2018 decreased compared to the same period in the prior year primarily as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (“Tax Reform”), which reduced the federal corporate income tax rate from 35% to 21%.

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

Analysis of Results of Operations by Reportable Segment
The following selected financial data illustrates our revenues and operating results by reportable segment for the three months ended March 31, 2018 compared to the three months ended March 31, 2017:

	Three Months Ended March 31,
	(Unaudited)		$ Change	% Change
$ in thousands	2018	2017	2018 vs. 2017
Revenues
Post-Secondary	$109,185	$109,481	$(296)	(0.3)%
Job-Ready Skills	2,782	2,307	475	20.6
Consolidated revenues	$111,967	$111,788	$179	0.2%
Operating income (loss)
Post-Secondary	$19,444	$20,251	$(807)	(4.0)%
Job-Ready Skills	(996)	(2,650)	1,654	(62.4)
Merger-related costs	(522)	—	(522)	*
Consolidated operating income	17,926	17,601	325	1.8
Other income, net	496	107	389	*
Income from continuing operations before income taxes	$18,422	$17,708	$714	4.0%

* Not meaningful.

Post-Secondary. Post-Secondary segment revenues decreased $0.3 million, or 0.3 percent during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease in revenues was primarily attributable to a decrease in Capella University total enrollment of 1.6 percent as well as a larger proportion of bachelor’s learners enrolled in our post-secondary, degree granting programs at Capella University who generate less revenue per learner than our master's and doctoral learners. The overall decrease in Post-Secondary revenues was partially offset by Capella University weighted average tuition price increases of approximately two percent, which were implemented in July 2017, a decrease in discounts as a percentage of revenue and an increase in revenues from course resources available to Capella University learners.

Operating income for the Post-Secondary segment decreased by $0.8 million, or 4.0 percent, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The decrease in segment operating income was primarily attributable to an increase in marketing and promotional costs arising from investments in marketing campaigns to increase the awareness and consideration of the Capella University brand with prospective learners and articulating Capella's differentiation to employers in an effort to generate new enrollment.

Job-Ready Skills. Job-Ready Skills segment revenues increased $0.5 million during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase in revenues during the three months ended March 31, 2018 is primarily attributable to increased enrollments at DevMountain during the first quarter of 2018.

For the three months ended March 31, 2018, the operating loss for the Job-Ready Skills segment decreased by $1.7 million compared to the three months ended March 31, 2017. The decrease in the operating loss is primarily the result of restructuring initiatives taken during the fourth quarter of 2017 in order to right-size the cost structure of the Job-Ready Skills businesses.

Liquidity and Capital Resources

Liquidity
We financed our operating activities and capital expenditures during the three months ended March 31, 2018 and 2017 primarily through cash provided by operating activities. Our cash and cash equivalents were $118.1 million and $106.6 million at March 31, 2018 and December 31, 2017, respectively. Our cash and cash equivalents increased primarily due to cash provided by operating activities and maturities of marketable securities, partially offset by cash used in investing activities for purchases of marketable securities and capital expenditures as well as cash used in financing activities for the payment of dividends.

On December 18, 2015, the Company entered into a secured revolving credit facility (the Facility) with Bank of America, N.A., and certain other lenders. The Facility provides the Company with a committed $100.0 million of borrowing capacity with an increase option of an additional $50.0 million. The Company's obligations under the Facility are guaranteed by all existing material domestic subsidiaries and secured by substantially all assets of the Company and such subsidiaries. The Facility expires on December 18, 2020. As of March 31, 2018 and December 31, 2017, there were no borrowings under the credit facility, and the Company was in compliance with all debt covenants.

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

Operating Activities
Net cash provided by operating activities from continuing operations was $21.3 million and $17.0 million for the three months ended March 31, 2018 and 2017, respectively. The increase was primarily due to an increase in net income as well as changes in operating assets and liabilities, including an increase from accounts payable and accrued liabilities as well as prepaid expenses and other current assets, partially offset by decreases from income taxes payable.

Investing Activities
Net cash used in investing activities from continuing operations was $4.4 million and $10.3 million for the three months ended March 31, 2018 and 2017, respectively. In the current year, net cash used in investing activities consisted of purchases of marketable securities, capital expenditures related to investments in property and equipment, and investments in partnerships, partially offset by maturities of marketable securities. Net purchases and maturities of marketable securities resulted in cash outflows of $0.3 million and $4.3 million during the three months ended March 31, 2018 and 2017, respectively.

We believe the credit quality and liquidity of our investment portfolio as of March 31, 2018 is strong. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply/demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity. But even with this approach, we may incur investment losses as a result of unusual and unpredictable market developments, and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Investments in limited partnerships were $0.4 million and $0.3 million during the three months ended March 31, 2018 and 2017, respectively. The Company has committed to contribute an additional $3.5 million to its limited partnership investments through September 2027, which is expected to be funded from cash provided by operations and the timing of which is uncertain.

Capital expenditures were $3.7 million and $5.8 million for the three months ended March 31, 2018 and 2017, respectively, which primarily consisted of investments in foundational infrastructure, the development and refinement of courses, and learner support and prospect experience initiatives.

We lease all of our facilities. We expect to make future payments on existing leases from cash generated from operations.

Financing Activities
Net cash used in financing activities from continuing operations was $5.4 million and $4.5 million for the three months ended March 31, 2018 and 2017, respectively. Cash payments of dividends were $5.0 million and $4.7 million for the three months ended March 31, 2018 and 2017, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk
The Company has no derivative financial instruments or derivative commodity instruments, and believes the risk related to cash equivalents and marketable securities is limited due to the adherence to our investment policy, which focuses on capital preservation and liquidity. In addition, all investments must have a minimum credit rating of A minus (or equivalent) by at least one agency at the purchase date. All of the Company's cash equivalents and marketable securities were rated A minus or higher as of March 31, 2018 and December 31, 2017, by at least one rating agency. In addition, the Company utilizes money managers who conduct initial and ongoing credit analysis on our investment portfolio to monitor and minimize the potential impact of market risk associated with its cash, cash equivalents and marketable securities. Despite the investment risk mitigation strategies the Company employs, we may incur investment losses as a result of unusual and unpredictable market developments and may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. Unusual and unpredictable market developments may also create liquidity challenges for certain assets in the Company's investment portfolio.

Interest Rate Risk
The Company manages interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates, which are tied to various market indices. The Company's future investment income may fall short of expectations due to changes in interest rates or it may suffer losses in principal if it is forced to sell securities that have declined in market value due to changes in interest rates. At March 31, 2018, a 10% increase or decrease in interest rates would not have a material impact on the Company's future earnings, fair values, or cash flows.

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

Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of March 31, 2018, in ensuring that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the “Risk Factors” section as updated in the Company's Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended March 31, 2018, the Company repurchased no common stock under its share repurchase program. Its remaining authorization for common stock repurchases was $27.0 million at March 31, 2018. The Company announced its current share repurchase program in July 2008. As of March 31, 2018, the Company's Board of Directors has authorized repurchases up to an aggregate amount of $335.7 million in value of common stock under the current program. The Board of Directors authorizes the Company to repurchase outstanding shares of common stock, from time to time, depending on market conditions and other considerations. There is no expiration date on the repurchase authorizations, and repurchases occur at the Company's discretion.

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
May 2, 2018
J. Kevin Gilligan Chief Executive Officer
(Principal Executive Officer)

/s/ Steven L. Polacek
May 2, 2018
Steven L. Polacek Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)