Form 10-Q
period 2018-06-30
CAPELLA EDUCATION CO
filed 2018-08-01
CIK 1104349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of shares of common stock outstanding as of July 26, 2018 was 11,730,041.

CAPELLA EDUCATION COMPANY
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CAPELLA EDUCATION COMPANY
Consolidated Balance Sheets
(In thousands, except par value)

	As of June 30, 2018	As of December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$117,885	$106,566
Marketable securities, current	37,589	45,226
Accounts receivable, net of allowance of $7,865 at June 30, 2018 and $7,979 at December 31, 2017	24,229	22,733
Prepaid expenses and other current assets	10,027	9,523
Total current assets	189,730	184,048
Marketable securities, non-current	34,386	29,570
Property and equipment, net	34,781	35,961
Goodwill	13,477	13,477
Intangibles, net	3,162	3,402
Deferred income taxes	871	2,839
Other assets	10,358	9,724
Total assets	$286,765	$279,021
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,254	$2,281
Accrued liabilities	27,815	26,619
Dividends payable	328	5,228
Deferred revenue	15,635	13,849
Total current liabilities	45,032	47,977
Deferred rent	11,890	12,365
Other liabilities	2,413	3,288
Total liabilities	59,335	63,630
Shareholders’ equity:
Common stock, $0.01 par value: Authorized shares — 100,000, Issued and Outstanding shares — 11,730 at June 30, 2018 and 11,635 at December 31, 2017	117	116
Additional paid-in capital	124,431	127,804
Accumulated other comprehensive loss	(211)	(110)
Retained earnings	103,093	87,581
Total shareholders’ equity	227,430	215,391
Total liabilities and shareholders’ equity	$286,765	$279,021

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Income
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)
Revenues	$111,563	$109,584	$223,530	$221,372
Costs and expenses:
Instructional costs and services	49,350	48,369	97,782	96,781
Marketing and promotional	27,739	27,308	55,755	54,833
Admissions advisory	7,205	7,440	14,397	15,103
General and administrative	11,317	11,096	21,196	21,683
Merger-related costs	873	—	1,395	—
Total costs and expenses	96,484	94,213	190,525	188,400
Operating income	15,079	15,371	33,005	32,972
Other income, net	695	56	1,191	163
Income from continuing operations before income taxes	15,774	15,427	34,196	33,135
Income tax expense	3,984	4,672	8,559	11,209
Income from continuing operations	11,790	10,755	25,637	21,926
Income from discontinued operations, net of tax	—	—	—	95
Net income	$11,790	$10,755	$25,637	$22,021
Basic net income per common share:
Continuing operations	$1.01	$0.92	$2.20	$1.89
Discontinued operations	—	—	—	0.01
Basic net income per common share	$1.01	$0.92	$2.20	$1.90
Diluted net income per common share:
Continuing operations	$0.99	$0.90	$2.14	$1.83
Discontinued operations	—	—	—	0.01
Diluted net income per common share	$0.99	$0.90	$2.14	$1.84
Weighted average number of common shares outstanding:
Basic	11,703	11,644	11,674	11,602
Diluted	11,963	11,992	11,957	11,965
Cash dividend declared per common share	$0.43	$0.41	$0.86	$0.82

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)
Net income	$11,790	$10,755	$25,637	$22,021
Other comprehensive income:
Foreign currency translation gain (loss)	(1)	—	(2)	3
Unrealized gains (losses) on available for sale securities, net of tax	—	5	(99)	87
Comprehensive income	$11,789	$10,760	$25,536	$22,111

The accompanying notes are an integral part of these consolidated financial statements.

CAPELLA EDUCATION COMPANY
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities	(Unaudited)
Net income	$25,637	$22,021
Income from discontinued operations, net of tax	—	95
Income from continuing operations	25,637	21,926
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for bad debts	5,870	5,225
Depreciation and amortization	9,638	10,112
Amortization of investment discount/premium, net	537	855
Impairment of property and equipment	916	440
Loss on disposal of property and equipment	89	243
Share-based compensation	4,571	3,479
Deferred income taxes	2,000	2,443
Changes in operating assets and liabilities
Accounts receivable	(7,366)	(5,194)
Prepaid expenses and other current assets	352	294
Accounts payable and accrued liabilities	(3,193)	(8,565)
Income taxes payable	(1,076)	3,219
Deferred rent	(475)	(735)
Deferred revenue	1,866	2,413
Net cash provided by operating activities - continuing operations	39,366	36,155
Net cash provided by operating activities - discontinued operations	—	95
Net cash provided by operating activities	39,366	36,250
Investing activities
Capital expenditures	(9,075)	(12,116)
Investment in partnership interests	(784)	(354)
Purchases of marketable securities	(33,702)	(29,456)
Maturities of marketable securities	35,855	35,995
Net cash used in investing activities - continuing operations	(7,706)	(5,931)
Net cash provided by investing activities - discontinued operations	—	3,243
Net cash used in investing activities	(7,706)	(2,688)
Financing activities
Net proceeds (payments) for exercise of stock options	(333)	1,273
Taxes paid for restricted stock units	(4,949)	(905)
Payment of dividends	(15,057)	(9,479)
Net cash used in financing activities - continuing operations	(20,339)	(9,111)
Effect of foreign exchange rates on cash	(2)	2
Net increase in cash and cash equivalents	11,319	24,453
Cash and cash equivalents at beginning of period	106,566	93,570
Cash and cash equivalents at end of period	$117,885	$118,023
Supplemental disclosures of cash flow information
Income taxes paid	$7,712	$5,562
Non-cash investing and financing activities:
Purchase of equipment included in accounts payable and accrued liabilities	$528	$741
Declaration of cash dividend to be paid	$—	$4,847
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

On February 8, 2016, the Company’s Board of Directors approved a plan to divest its wholly owned subsidiary, Arden University Limited (Arden University). On August 18, 2016, the Company completed the sale of 100% of the share capital of Arden University. Beginning in the first quarter of 2016 and through the date of sale of the business, the assets and liabilities of Arden University were considered to be held for sale, and the Company presented Arden University as discontinued operations within the financial statements and footnotes. During the three and six months ended June 30, 2017, the Company recorded a gain of $0.1 million related to the divestiture of Arden University.

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

Pursuant to the terms of the Merger Agreement, which was unanimously approved by the boards of directors of both companies, Merger Sub will merge with and into the Company with the Company surviving as a wholly-owned subsidiary of Strayer (the “Merger”). Following the completion of the Merger, Strategic Education, Inc. will be the corporate entity under which both Capella University and Strayer University will continue to operate as independent and separately accredited institutions.

On November 22, 2017, the U.S. Federal Trade Commission granted early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. In addition, on January 19, 2018, the Merger agreement was approved by the stockholders of the Company and Strayer. By letter dated February 26, 2018, the Department of Education issued the results of its preacquisition review of the proposed change in ownership of the Company. That letter confirms that, subject to submission of additional documents following the closing, Capella University will have uninterrupted participation in the Title IV Programs while the Department of Education completes its review of the relevant documentation. On July 6, 2018, the Company received notice that the Board of Trustees of the Higher Learning Commission, Capella's regional accreditor, voted to approve the application for a change in ownership of Capella University filed in connection with the Merger Agreement. The Merger is expected to close on August 1, 2018. At the effective time of the Merger, each share of the Company’s stock will be exchanged for 0.875 shares of Strayer common stock.

During the three and six months ended June 30, 2018, the Company incurred $0.9 million and $1.4 million, respectively, in expenses primarily related to consulting, legal fees, and integration costs in connection with the proposed Merger Agreement. These costs are included in Merger-related costs within the Consolidated Statements of Income for the three and six months ended June 30, 2018.

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

Impairment of Property and Equipment
The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered not recoverable, a potential impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. The Company recorded impairment charges related to the impairment of assets classified as property and equipment of $0.9 million during the three and six months ended June 30, 2018. During the three and six months ended June 30, 2017, the Company recorded impairment charges of $0.1 million and $0.4 million, respectively. For the three and six month periods ended June 30, 2018, the impairment charges of $0.9 million primarily consist of the write-off of previously capitalized internal software development costs related to software projects within the Company's Job-Ready Skills segment for which the expected future net cash flows may not exceed the carrying value of the related assets. These charges are recorded in the Consolidated Statements of Income and classified as instructional costs and services.

Share-Based Compensation
During the six months ended June 30, 2018, the Company granted restricted stock unit awards to a limited number of employees which are required to be settled in cash upon vesting. The restricted stock unit awards to be settled in cash are classified as Accrued liabilities in the Consolidated Balance Sheet as of June 30, 2018. The value of these awards is marked to market each period based on the fair value of the Company's common stock at the end of the reporting period, and changes in fair value are recorded in earnings. Share-based compensation expense included in the Consolidated Statements of Income for restricted stock unit awards to be settled in cash was $2.1 million and $2.8 million during the three and six months ended June 30, 2018, respectively. There were no cash payments for restricted stock awards to be settled in cash during the three and six months ended June 30, 2018. As of June 30, 2018, there was $0.9 million of total unrecognized pre-tax compensation cost related to restricted stock awards to be settled in cash that is expected to be recognized over a weighted-average period of 1.5 years.

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

4. Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which is included in FASB Accounting Standards Codification (ASC) Topic 230, Statement of Cash Flows. The new guidance clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows, including contingent consideration payments made after a business acquisition. Specifically, cash payments to settle a contingent consideration liability which are not made soon after the acquisition date should be classified as cash used in financing activities up to the initial amount of contingent consideration recognized with the remaining amount classified as cash flows from operating activities. The Company adopted this guidance as of January 1, 2018, and it did not have an impact on its business practices, financial condition, results of operations, or disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that creates a single source of revenue guidance for all companies in all industries. The model is more principles-based than historical guidance, and is primarily based on recognizing revenue at an amount that reflects consideration to which the entity expects to be entitled to in exchange for transferring goods or services to a customer. The standard allows the Company to transition to the new model using either a full or modified retrospective approach. Under the original ASU, the guidance was effective for the Company's interim and annual reporting periods beginning January 1, 2017, and early adoption was not permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, which formally defers the effective date of the new revenue standard for public entities by one year. As a result, the updated revenue guidance is effective for the Company's interim and annual reporting periods beginning January 1, 2018, and early adoption is permitted as of the original effective date contained within ASU 2014-09. The Company adopted this guidance during the first quarter of 2018 utilizing the modified retrospective method of adoption, and the adoption of this guidance did not have a material impact on the Company's business practices, financial condition, or results of operations during the three and six months ended June 30, 2018. The primary impact of adopting the new standard has been modifications to the timing of revenue recognition for certain revenue streams, and we recorded a net cumulative increase to retained earnings and a corresponding decrease to deferred revenue in the amount of $0.1 million as of January 1, 2018 as a result of the adoption of this guidance. The Company has provided expanded disclosures pertaining to revenue recognition within Footnote 5 - Revenues.

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

As a result of the adoption of ASC Topic 606, the Company recorded a net cumulative increase to retained earnings of $0.1 million and a corresponding decrease to deferred revenue within the Consolidated Balance Sheet as of January 1, 2018. The impact of adoption was related to tuition revenues across both the Post-Secondary and Job-Ready Skills segments. For the three and six months ended June 30, 2018, the net impact to revenues as a result of the adoption of ASC 606 was a reduction of revenues of $10 thousand and $152 thousand, respectively, with a corresponding increase to deferred revenue. The reduction to revenues as a result of adoption for the six months ended June 30, 2018 is related to tuition revenues across both the Post-Secondary and Job-Ready Skills segments.

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

Revenue Recognition
The following table presents the Company's revenues from contracts with customers disaggregated by material revenue category, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Post-Secondary revenue
Tuition, net of discounts, grants, and scholarships	$103,962	$103,156	$208,479	$208,698
Other [1]	4,576	3,818	9,244	7,757
Total Post-Secondary revenue	108,538	106,974	217,723	216,455
Job-Ready Skills revenue [2]	3,025	2,610	5,807	4,917
Consolidated revenue	$111,563	$109,584	$223,530	$221,372

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

Deferred revenue in any period represents the excess of tuition and fees received as compared to tuition and fees recognized as revenue in the consolidated statements of income and is reflected as a current liability or within Other liabilities, as appropriate, within the Company's Consolidated Balance Sheets. The increase in deferred revenue as of June 30, 2018 compared to December 31, 2017 is primarily related to increased new and total enrollment growth in the current period and the timing of course start dates within the academic calendar for GuidedPath programs at Capella University. Additionally, $0.8 million and $12.6 million of revenue that was recognized during the three and six months ended June 30, 2018, respectively, had been included in the deferred revenue balance within the Consolidated Balance Sheet at the beginning of the period.

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
The following table presents a reconciliation of the numerator and denominator in the basic and diluted net income per common share calculation, in thousands, except per share data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Income from continuing operations	$11,790	$10,755	$25,637	$21,926
Income from discontinued operations, net of tax	—	—	—	95
Net income	$11,790	$10,755	$25,637	$22,021
Denominator:
Denominator for basic net income per common share— weighted average shares outstanding	11,703	11,644	11,674	11,602
Effect of dilutive stock options, restricted stock, and market stock units	260	348	283	363
Denominator for diluted net income per common share— weighted average shares outstanding	11,963	11,992	11,957	11,965
Basic net income per common share:
Continuing operations	$1.01	$0.92	$2.20	$1.89
Discontinued operations	—	—	—	0.01
Basic net income per common share	$1.01	$0.92	$2.20	$1.90
Diluted net income per common share:
Continuing operations	$0.99	$0.90	$2.14	$1.83
Discontinued operations	—	—	—	0.01
Diluted net income per common share	$0.99	$0.90	$2.14	$1.84

Options to purchase common shares were outstanding, but not included in the computation of diluted net income per common share on both a continuing and discontinued basis, because their effect would be anti-dilutive. The following table summarizes these securities, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Anti-dilutive securities excluded from diluted earnings per share calculation, for both continuing and discontinued operations	—	121	16	106

7. Marketable Securities

The following is a summary of available-for-sale securities, in thousands:

	As of June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$26,248	$4	$(43)	$26,209
Corporate debt securities	36,478	11	(273)	36,216
Variable rate demand notes	9,550	—	—	9,550
Total	$72,276	$15	$(316)	$71,975

	As of December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$35,070	$—	$(87)	$34,983
Corporate debt securities	16,102	8	(92)	16,018
Variable rate demand notes	23,795	—	—	23,795
Total	$74,967	$8	$(179)	$74,796

The unrealized gains and losses on the Company’s investments in municipal and corporate debt securities as of June 30, 2018 and December 31, 2017 were caused by changes in market values primarily due to interest rate changes. Substantially all of the Company's securities which were in an unrealized loss position as of June 30, 2018 had been in an unrealized loss position for less than twelve months. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. No other-than-temporary impairment charges were recorded during the three and six months ended June 30, 2018 and 2017.
The following table summarizes the maturities of the Company’s marketable securities, in thousands:

	As of June 30, 2018	As of December 31, 2017
Due within one year	$37,589	$45,226
Due after one year through five years	34,386	29,570
Total	$71,975	$74,796

Amounts due within one year in the table above included $9.6 million of variable rate demand notes, with contractual maturities ranging from 4 years to 31 years as of June 30, 2018. The variable rate demand notes are floating rate municipal bonds with embedded put options that allow the Company to sell the security at par plus accrued interest on a settlement basis ranging from one day to seven days. We have classified these securities based on their effective maturity date, which ranges from one day to seven days from the balance sheet date.

The following table summarizes the proceeds from the maturities of available-for-sale securities, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Maturities of marketable securities	$24,055	$25,455	$35,855	$35,995
Total	$24,055	$25,455	$35,855	$35,995

The Company did not record any gross realized gains or gross realized losses in net income during the three and six months ended June 30, 2018 and 2017. Additionally, there were no proceeds from sales of marketable securities prior to maturity during the three and six months ended June 30, 2018 and 2017.

8. Fair Value Measurements

The following tables summarize certain information for assets and liabilities measured at fair value on a recurring basis, in thousands:

	Fair Value Measurements as of June 30, 2018 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$8,059	$8,059	$—	$—
Money market	108,527	108,527	—	—
Commercial paper	1,299	—	1,299	—
Marketable securities:
Tax-exempt municipal securities	26,209	—	26,209	—
Corporate debt securities	36,216	—	36,216	—
Variable rate demand notes	9,550	—	9,550	—
Total assets at fair value on a recurring basis	$189,860	$116,586	$73,274	$—

	Fair Value Measurements as of December 31, 2017 Using
Description	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents:
Cash	$17,951	$17,951	$—	$—
Money market	88,615	88,615	—	—
Marketable securities:
Tax-exempt municipal securities	34,983	—	34,983	—
Corporate debt securities	16,018	—	16,018	—
Variable rate demand notes	23,795	—	23,795	—
Total assets at fair value on a recurring basis	$181,362	$106,566	$74,796	$—

The Company measures cash and money markets at fair value primarily using real-time quotes for transactions in active exchange markets involving identical assets. The Company’s marketable securities are classified within Level 2 and are valued using readily available pricing sources for comparable instruments utilizing observable inputs from active markets. The Company does not hold securities in inactive markets. The Company did not have any transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy during the three and six months ended June 30, 2018 and 2017.

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

The fair value of the contingent consideration was zero as of June 30, 2018 and December 31, 2017.

9. Accrued Liabilities

Accrued liabilities consist of the following, in thousands:

	As of June 30, 2018	As of December 31, 2017
Accrued compensation and benefits	$10,836	$9,151
Accrued instructional	3,588	3,662
Accrued vacation	1,493	1,122
Accrued invoices	9,820	10,683
Other(1)	2,078	2,001
Total	$27,815	$26,619

(1) "Other" consists primarily of the current portion of deferred rent, customer deposits, and other miscellaneous accruals.

10. Commitments and Contingencies

Operating Leases
The Company leases its office facilities, data centers, and certain office equipment under various noncancelable operating leases. On August 5, 2016, the Company entered into an amendment of its lease with Minneapolis 225 Holdings, LLC pursuant to which the Company renewed and extended its existing lease for premises at 225 South Sixth Street in Minneapolis, Minnesota through October 31, 2028. Renewal terms under the amended lease agreement included a reduction in the area of leased space occupied by the Company of approximately 64,000 square feet and provided for lease incentives of approximately $13.6 million. The lease incentives, which were paid in cash to the Company by the lessor upon closing, are included within deferred rent and accrued liabilities within the Consolidated Balance Sheets and will be recognized ratably as a reduction of rent expense over the term of the lease. The agreement allows the Company to extend the lease for up to two additional five-year terms.

The following presents the Company's future minimum lease commitments as of June 30, 2018, in thousands:

2018	$3,489
2019	5,782
2020	5,355
2021	4,742
2022	4,550
2023 and thereafter	28,305
Total	$52,223

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

Revolving Credit Facility
On December 18, 2015, the Company entered into a secured revolving credit facility (the Facility) with Bank of America, N.A., and certain other lenders. The Facility provides the Company with a committed $100.0 million of borrowing capacity with an increase option of an additional $50.0 million. The Company's obligations under the Facility are guaranteed by all existing material domestic subsidiaries and secured by substantially all assets of the Company and such subsidiaries. The Facility expires by its terms on December 18, 2020.

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

The Credit Agreement requires payment of a commitment fee, based on the Company’s consolidated leverage ratio, charged on the unused credit facility. The Company recorded commitment fee expenses of $0.1 million and $0.2 million in other income, net, for the three and six months ended June 30, 2018 and 2017. Outstanding letters of credit are also charged a fee, based on the Company’s consolidated leverage ratio. The Company capitalized approximately $0.8 million of debt issuance costs related to the December 18, 2015 credit facility, and these costs are being amortized on a straight-line basis over a period of five years. Charges related to the Facility are included in other income, net.

The Credit Agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Failure to comply with the covenants contained in the Credit Agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. As of June 30, 2018 and December 31, 2017, there were no borrowings under the Facility, and the Company was in compliance with all debt covenants. The Company will terminate the Credit Agreement upon completion of the Merger with Strayer Education, Inc.

Litigation
In the ordinary conduct of business, the Company is subject to various lawsuits and claims covering a wide range of matters including, but not limited to, claims involving learners or graduates and routine employment matters. In addition, the Merger with Strayer Education, Inc. also may subject the Company to shareholder or other related litigation. While the outcome of these matters is uncertain, the Company does not believe there are any significant matters as of June 30, 2018 that are probable and estimable, for which the outcome could have a material adverse impact on its consolidated financial position or results of operations.

11. Share Repurchase Program and Dividends

Share Repurchase Program
The Company announced its current share repurchase program in July 2008. The Board of Directors authorizes repurchases of outstanding shares of common stock from time to time depending on market conditions and other considerations. A summary of the Company’s comprehensive share repurchase activity from the program's commencement through June 30, 2018, all of which was part of its publicly announced program, is presented below, in thousands:

Board authorizations:
July 2008	$60,000
August 2010	60,662
February 2011	65,000
December 2011	50,000
August 2013	50,000
December 2015	50,000
Total amount authorized	335,662
Total value of shares repurchased	308,702
Residual authorization	$26,960

During the three and six months ended June 30, 2018 and 2017, there were no share repurchases.

As of June 30, 2018, the Company had purchased an aggregate of 6.7 million shares under the program’s outstanding authorizations at an average price per share of $46.28 totaling $308.7 million, excluding commissions.

Dividends
During the six months ended June 30, 2018, the Company declared the following cash dividends, in thousands except per share amounts:

Declaration Date	Record Date	Payment Date	Dividend per Share	Total Dividend Amount
February 21, 2018	March 8, 2018	April 13, 2018	$0.43	$5,090
April 30, 2018	May 24, 2018	June 29, 2018	$0.43	$5,121

Dividends declared are attributable to shares of common stock outstanding as of the record date and restricted stock units (RSUs). Dividends declared on RSUs are forfeitable prior to vesting. All future dividends are subject to declaration by the

Company's Board of Directors and may be adjusted due to future business needs or other factors deemed relevant by the Board of Directors.

12. Share-Based Compensation

The table below reflects the Company’s share-based compensation expense recognized in the consolidated statements of income, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Instructional costs and services	$185	$240	$370	$428
Marketing and promotional	237	257	473	468
Admissions advisory	7	12	14	25
General and administrative	2,391	1,696	3,714	2,558
Share-based compensation expense included in operating income	2,820	2,205	4,571	3,479
Tax benefit from share-based compensation expense	676	864	1,096	1,350
Share-based compensation expense, net of tax	$2,144	$1,341	$3,475	$2,129

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

The Company recorded income tax expense of $4.0 million and $8.6 million for the three and six months ended June 30, 2018, reflecting an effective tax rate of 25.3% and 25.0%, respectively. During the three and six months ended June 30, 2017, the Company recorded income tax expense of $4.7 million and $11.2 million, reflecting an effective tax rate of 30.3% and 33.8%, respectively. The decrease in income tax expense is primarily attributable to the reduction in the federal corporate income tax rate under Tax Reform. The difference between the effective tax rates and the statutory tax rates for the three and six months ended June 30, 2018 primarily consists of state income taxes, employee compensation in excess of deductible limitations, nondeductible merger-related costs, and share-based compensation tax deductions. The difference between the effective tax rates and the statutory tax rates for the three and six months ended June 30, 2017 primarily consists of state income taxes, employee compensation in excess of deductible limitations, and share-based compensation tax deductions.
On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of Tax Reform. As of June 30, 2018, no significant measurement period adjustments have been made. Given the significant complexity of Tax Reform, additional work is necessary to perform a more detailed analysis of these items, and any subsequent adjustment to these amounts will be recorded in the period that the analysis is complete.
14. Other Investments

At June 30, 2018, the Company held a $4.0 million investment in a limited partnership that invests in innovative companies in the health care field, with a commitment to invest up to an additional $0.4 million through December 2022. At December 31, 2017, the Company's investment in the limited partnership was $3.9 million. During the six months ended June 30, 2018 and 2017, the Company made investments totaling $0.1 million and $0.4 million, respectively, in the partnership. The Company's investment comprises less than 3% of the total partnership interest.

At June 30, 2018, the Company held a $4.0 million investment in a limited partnership that invests in education and education-related technology companies, with a commitment to invest up to an additional $0.7 million through December 2025. At December 31, 2017, the Company's investment in the limited partnership was $3.5 million. During the six months ended June 30, 2018, the Company made investments totaling $0.5 million in the partnership, and during the six months ended June 30, 2017, the Company made no investments in the partnership. The Company's investment comprises less than 5% of the total partnership interest.

At June 30, 2018, the Company held a $0.6 million investment in a limited partnership that invests in education and education-related technology companies, with a commitment to invest up to an additional $2.1 million through September 2027. At December 31, 2017, the Company's investment in the limited partnership was $0.4 million. During the six months ended June 30, 2018, the Company made investments totaling $0.2 million in the partnership, and during the six months ended June 30, 2017, the Company made no investments in the partnership. The Company's investment comprises less than 5% of the total partnership interest.

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

During the six months ended June 30, 2018 and 2017, no events or changes in circumstances which could have a significant adverse impact on the fair value of the partnership investments were identified, and there were no observable price changes recognized in earnings with respect to these investments. Additionally, during the six months ended June 30, 2018 and 2017, no impairment charges were recorded related to the partnership investments. As no impairment charges were recorded and because no observable price changes occurred during the period, the Company's other investments are reflected at cost within the other assets balance in the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017. When measured on a nonrecurring basis, if changes in circumstances are identified, the Company’s partnership investments are considered to be Level 3 in the fair value hierarchy due to the use of unobservable inputs to measure fair value.

15. Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss, in thousands:

	Foreign Currency Translation Loss	Unrealized Loss on Marketable Securities	Accumulated Other Comprehensive Loss(1)
Beginning balance, December 31, 2017	$(3)	$(107)	$(110)
Other comprehensive income (loss)	(2)	(99)	(101)
Ending balance, June 30, 2018	$(5)	$(206)	$(211)

(1)	Accumulated other comprehensive loss is presented net of tax of $95 thousand and $64 thousand as of June 30, 2018 and December 31, 2017, respectively.

There were no reclassifications out of accumulated other comprehensive loss to net income for the three and six months ended June 30, 2018 and 2017.

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

A summary of financial information by reportable segment (in thousands) for the three and six months ended June 30, 2018 and 2017 is presented in the following table. Beginning in the first quarter of 2016 through the date of the sale of the business, Arden University was considered to be held for sale, and because Arden's results of operations are presented as discontinued operations within our Consolidated Statements of Income, the summary of financial information by reportable segment below excludes the results of operations of Arden University for all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Post-Secondary	$108,538	$106,974	$217,723	$216,455
Job-Ready Skills	3,025	2,610	5,807	4,917
Consolidated Revenues	$111,563	$109,584	$223,530	$221,372
Operating income (loss)
Post-Secondary	$18,029	$17,754	$37,473	$38,005
Job-Ready Skills	(2,077)	(2,383)	(3,073)	(5,033)
Merger-related costs	(873)	—	(1,395)	—
Consolidated operating income	15,079	15,371	33,005	32,972
Other income, net	695	56	1,191	163
Income from continuing operations before income taxes	$15,774	$15,427	$34,196	$33,135

17. Regulatory Supervision and Oversight

Political and budgetary concerns can significantly affect the Title IV Programs. Congress reauthorizes the Higher Education Act (HEA) and other laws governing Title IV Programs approximately every five to eight years. The last reauthorization of the HEA was completed in August 2008. Additionally, Congress reviews and determines appropriations for Title IV programs on an annual basis through the budget and appropriations processes. As of June 30, 2018, Title IV programs in which the University's learners participate are operative and sufficiently funded.

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

Executive Overview
We are an education services company that seeks to provide the most direct path between learning and employment through our online postsecondary education offerings and through programs to develop job-ready skills for high-demand markets. As of June 30, 2018, our wholly owned subsidiaries included the following:

Post-Secondary Segment

•
Capella University (the University) offers a variety of doctoral, master’s and bachelor’s programs, primarily for working adults, in the following markets: public service leadership, nursing and health sciences, social and behavioral sciences, business and technology, education, and undergraduate studies. We focus on master's and doctoral degrees, with 71% of our learners enrolled in a master’s or doctoral degree program. Our academic offerings are built with competency-based curricula and are delivered in an online format that is convenient and flexible. We design our offerings to help working adult learners develop specific competencies they can apply in their workplace. We actively support and engage with our learners throughout their programs to enhance their prospects for successful program completion. We believe the relevance of our programs, combined with a focus on working adult professionals and offering the most direct path to learners' professional and academic goals, sets Capella University apart in the education space. At June 30, 2018, we offered over 2,100 online courses and 53 academic programs with 143 specializations to nearly 38,000 learners.

•
Sophia Learning, LLC (Sophia) is an innovative learning company which leverages technology to support self-paced learning, including courses eligible for transfer into credit at over 2,000 colleges and universities.

Job-Ready Skills Segment

•
Capella Learning Solutions, LLC (CLS) provides online, non-degree training solutions and services to individuals and corporate partners focused on the delivery of job-ready skills in high-demand employment areas, including through RightSkill. RightSkill provides job seekers with unique learning experiences that prepare them for in-demand careers and partners with employers looking for verified, job-ready candidates.

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

Pursuant to the terms of the Merger Agreement, which was unanimously approved by the boards of directors of both companies, Merger Sub will merge with and into the Company with the Company surviving as a wholly-owned subsidiary of Strayer (the “Merger”), which will be renamed Strategic Education, Inc., upon closure of the merger transaction.

On November 22, 2017, the U.S. Federal Trade Commission granted early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. On January 19, 2018, the Merger Agreement was approved by the stockholders of the Company and Strayer. By letter dated February 26, 2018, the Department of Education issued the results of its preacquisition review of the proposed change in ownership of the Company. That letter confirms that, subject to submission of additional documents following the closing, Capella University will have uninterrupted participation in the Title IV Programs while the Department of Education completes its review of the relevant documentation. On July 6, 2018, the Company received notice that the Board of Trustees of the Higher Learning Commission, Capella's regional accreditor, voted to approve the application for a change in ownership of Capella University filed in connection with the Merger Agreement. The merger is expected to close on August 1, 2018. At the effective time of the Merger, each share of the Company’s stock will be exchanged for 0.875 shares of Strayer common stock.

During the three and six months ended June 30, 2018, the Company incurred $0.9 million and $1.4 million, respectively, in expenses pertaining to the Merger Agreement, primarily attributable to consulting, legal fees, and integration costs.

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

•
Capella University total enrollment. Total enrollment at Capella University is a key driver for the Company’s revenue growth as well as operating performance. To achieve total enrollment growth, Capella University must attract new learners and maintain and/or improve learner persistence. Total enrollment growth requires both sustained new enrollment growth over several quarters as well as stable or improved learner persistence as a result of the large population of total enrollment (all learners) relative to new enrollment (first-time learners.) While new enrollment is an early indicator of future growth, early cohort persistence is an indicator of the sustainability of growth. These metrics should be viewed over multiple quarters because quarterly volatility is common. We have consistently improved early cohort persistence over a period of more than six years, and these persistence improvements carry into later periods. In the second quarter of 2018, end-of-period total enrollment grew by 0.5 percent year-over-year compared to total enrollment declines of 1.7 percent in the same period of 2017. Total enrollment growth was primarily driven by growth in bachelors and doctoral total enrollments.

•
Capella University new enrollment. In the second quarter of 2018, Capella University new enrollment, calculated from the last day a new learner can drop a course without financial penalty, increased by 14.7 percent year-over-year compared to new enrollment declines of 9.6 percent in the same period in 2017. New enrollment growth occurred at all degree levels.

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

•
Promoting affordability and encouraging learners to persist by offering learner success scholarships to new learners who meet admissions requirements, enroll, apply within certain timeframes, and stay continuously enrolled; and

•
Diversifying outside of Capella University by creating innovative new learning technologies which have potential to increase affordability and better serve the life-long learning needs of working adult professionals and therefore increase learner success.

•
Doctoral enrollment. During the second quarter of 2018, doctoral total enrollment for Capella University increased by 0.9 percent compared to the same period in the prior year. Consistent doctoral total enrollment growth will depend on sustained new enrollment growth over several quarters as well as maintaining or improving learner success.

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

•
Offering a platform of capabilities which range from Capella University’s post-secondary degrees to shorter programs in the Job-Ready Skills software engineering and coding areas to targeted skill-building programs;

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

FlexPath offerings have continued to grow, and as of June 30, 2018, Capella University offered the following FlexPath offerings:

•	Bachelor of Science in Business;

•	Bachelor of Science in Information Technology;

•	Bachelor of Science in Psychology;

•	Registered Nurse to Bachelor of Science in Nursing;

•	Master of Business Administration;

•	Master of Science in Psychology;

•	Master of Education;

•	Master of Health Administration; and

•	Master of Science in Nursing.

All of the specializations within these FlexPath offerings have received approval from the Higher Learning Commission. Additionally, all of the specializations within our FlexPath offerings have received approval from the Department of Education to be eligible to receive federal financial aid under Title IV, except for the six applications currently pending.

The FlexPath direct assessment model provides an opportunity to expand our served market and drive affordability through lower tuition costs, reduced time to completion, and increased flexibility. Our goals are to ensure learners have the right experience and that we understand what our learners need to do to succeed. As we continue to learn and gain experience, we will refine the academic model and evolve the business model for FlexPath. At June 30, 2018, approximately 23 percent of total bachelor's and master's learners were enrolled in FlexPath courses.

•
CLS offerings. In 2013, the Company introduced the first set of CLS offerings - online training solutions and services to corporate partners. CLS focuses its offerings on non-degree training solutions and services to individuals and corporate partners focused on the delivery of job-ready skills in high-demand employment areas.

•
Coding schools performance. Throughout 2017, Hackbright and DevMountain continued to develop their offerings. In May 2017, DevMountain received approval to begin operating in Phoenix, and in the fourth quarter 2017, DevMountain introduced its first online program offering. During the first six-months of 2018, Hackbright opened two new classrooms in the San Francisco Bay Area. Since the dates of acquisition, we have made investments in both businesses to position them for scalable growth and will continue to make additional investments for the foreseeable future. Although both acquisitions have had a positive impact on our revenue growth, Hackbright and DevMountain have not achieved the degree of revenue growth initially anticipated or met operating performance expectations, and these trends are expected to continue. As a result, during the year ended December 31, 2017, we recorded goodwill and intangible asset impairment charges of $15.0 million based on the results of the goodwill and intangible assets impairment analysis. If the overall trend in revenue growth and operating performance of the coding schools continues and operating improvements as discussed above are not realized, some or all of the remaining goodwill and intangible assets associated with the Coding Schools reporting unit could become impaired in the future, resulting in the recognition of additional impairment charges.

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

•
Tax Cuts and Jobs Act of 2017. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 ("Tax Reform") was signed into law making significant changes to the Internal Revenue Code. Changes included, but are not limited to, a corporate tax rate decrease from 35% to 21% and modification of the employee compensation limit effective for tax years beginning after December 31, 2017. The Company recorded income tax expense of $4.0 million and $8.6 million for the three and six months ended June 30, 2018, which reflects an effective tax rate of 25.3% and 25.0%, respectively. During the three and six months ended June 30, 2017, the Company recorded income tax expense of $4.7 million and $11.2 million, respectively, reflecting an effective tax rate of 30.3% and 33.8%, respectively. The decrease in income tax expense is primarily attributable to the reduction in the federal corporate income tax rate under Tax Reform.

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

The final rule also includes requirements for the reporting of learner and program data by institutions to the Department of Education. The rule makes other conforming and technical revisions to the Title IV program participation agreement and related regulations. The Department of Education has announced that enforcement of certain expanded disclosure and distribution requirements under the current final rule are postponed until July 1, 2019.

On June 16, 2017, the Department of Education announced its intention to establish a rulemaking committee to examine and revise the Gainful Employment regulation, which it called "overly burdensome and confusing for institutions of higher education." The Department of Education conducted public hearings on Gainful Employment and Borrower Defense to Repayment in July 2017, in addition to soliciting written comments on both topics. Capella University submitted comments in July 2017. The Borrower Defense to Repayment negotiated rulemaking committee and the Gainful Employment negotiated rulemaking committees wrapped up their meetings in early 2018. Neither committee reached consensus. On July 25, 2018, the Department of Education released its draft Borrower Defense to Repayment rules. The Department of Education will accept public comments through August 30, 2018. The proposed changes outline the circumstances in which a borrower could submit claims on loans made after July 1, 2019, in addition to changes to the financial responsibility requirements. We are currently reviewing the draft rule to assess the overall impact on Capella University. The Department of Education has indicated that it intends to release final rules addressing Gainful Employment and Borrower Defense to Repayment by November 1, 2018, to go into effect in July 2019.

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

The Department of Education released final rules on December 16, 2016 regarding state authorization of distance education, correspondence and foreign programs. These proposed rules require distance education programs to be authorized in every state and/or participate in a state authorization reciprocity agreement. In 2015, Capella University became an institutional member of SARA (see below). Included in the final rules are a number of general and individualized disclosures for prospects and learners including how programs are authorized, complaint processes, adverse actions by state and accrediting agencies, and prerequisites for licensure or certification for certain programs. On July 3, 2018, the Department of Education announced a delay of distance education provisions of the 2016 final regulations until July 1, 2020. Separately, the Department of Education has also announced its intention to conduct negotiated rulemaking to reconsider selected provisions of the 2016 final state authorization regulations.

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

The Department of Education has indicated its intention to conduct negotiated rulemaking in early 2019 to create and amend regulations relating to, among other topics, the definition of the credit hour, competency-based education, direct assessment programs, regular and substantive interaction between faculty and students in the delivery of distance education programs, state authorization of distance and correspondence programs, and the Secretary’s recognition of accrediting agencies and accreditation procedures.

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

On July 6, 2018, the Higher Learning Commission notified the Company that the Higher Learning Commission Board of Trustees voted at its June 28-29, 2018 meeting to approve the change in ownership application filed by Capella University in connection with the Merger Agreement with Strayer. As required by Higher Learning Commission policy and federal regulation, Capella University will host a focused visit by Higher Learning Commission within six months of the date the Merger closes.

Critical Accounting Policies and Use of Estimates
Our critical accounting policies are disclosed in our 2017 Annual Report on Form 10-K. Other than as disclosed in Footnote 4 - Recent Accounting Pronouncements, there were no substantial changes to our critical accounting policies during the six months ended June 30, 2018.

Analysis of Results of Operations - Consolidated

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the three months ended June 30, 2018 compared to the three months ended June 30, 2017:

	Three Months Ended June 30,
	(Unaudited)		$ Change	% Change	% of Revenue
$ in thousands	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Revenues	$111,563	$109,584	$1,979	1.8%	100.0%	100.0%	0.0%
Costs and expenses:
Instructional costs and services	49,350	48,369	981	2.0	44.2	44.1	0.1
Marketing and promotional	27,739	27,308	431	1.6	24.9	24.9	—
Admissions advisory	7,205	7,440	(235)	(3.2)	6.5	6.8	(0.3)
General and administrative	11,317	11,096	221	2.0	10.1	10.1	—
Merger-related costs	873	—	873	*	0.8	—	0.8
Total costs and expenses	96,484	94,213	2,271	2.4	86.5	86.0	0.5
Operating income	15,079	15,371	(292)	(1.9)	13.5	14.0	(0.5)
Other income, net	695	56	639	*	0.6	0.1	0.5
Income before income taxes	15,774	15,427	347	2.2	14.1	14.1	—
Income tax expense	3,984	4,672	(688)	(14.7)	3.6	4.3	(0.7)
Effective tax rate	25.3%	30.3%
Net income	$11,790	$10,755	$1,035	9.6%	10.6%	9.8%	0.8%

* Not meaningful.

	June 30,
Capella University Enrollment by Degree(a):	2018	2017	% Change
Doctoral	9,129	9,052	0.9%
Master's	17,540	17,714	(1.0)%
Bachelor's	10,066	9,760	3.1%
Other	1,051	1,062	(1.0)%
Total	37,786	37,588	0.5%

(a) Enrollment in the table above includes learners who are actively enrolled during the last month of the quarters ended June 30, 2018 and 2017, respectively.

Revenues. The increase in revenues compared to the same period in the prior year was primarily related to Capella University new enrollment growth of 14.7%, in addition to Capella University weighted average tuition price increases of approximately two percent, which were implemented in July 2017. A decrease in discounts as a percentage of revenue and an increase in revenues from course resources available to Capella University learners also contributed to the increase in revenues. These increases were partially offset by a larger proportion of bachelor’s learners enrolled in our post-secondary, degree granting programs at Capella University who generate less revenue per learner than our master's and doctoral learners.
Instructional costs and services expenses. Instructional costs and services expenses and instructional costs and services expenses as a percent of revenue, increased compared to the same period in the prior year primarily as a result of asset impairment charges of $0.9 million related to capitalized internal software development costs within the Company's Job-Ready Skills segment, as well as the timing of filling academic leadership positions. These increases were partially offset by lower rent expense due to a reduction in square footage of leased office space.
Marketing and promotional expenses. Marketing and promotional expenses increased compared to the same period in the prior year, and remained consistent as a percent of revenue. The increase in marketing and promotional expenses is primarily a result of our continued investment to build brand awareness and consideration of Capella University with prospective learners early in their evaluation and decision process of going back to school and engaging with prospective learners as they proceed through their decision to enroll.
Admissions advisory expenses. Admissions advisory expenses, and admissions advisory expenses as a percent of revenue, decreased compared to the same period in the prior year primarily as a result of lower staffing levels in the current year period.
General and administrative expenses. General and administrative expenses increased compared to the same period in the prior year, and remained consistent as a percent of revenue. The increase in general and administrative expenses is primarily the result of increased share-based compensation expense related to a shorter vesting period for stock awards issued in the current year.
Merger-related costs. During the three-months ended June 30, 2018, the Company incurred $0.9 million in expenses attributable to consulting, legal, and integration costs related to the proposed merger with Strayer Education, Inc.
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

Income tax expense. Our effective tax rate for the three months ended June 30, 2018 decreased compared to the same period in the prior year primarily as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (“Tax Reform”), which reduced the federal corporate income tax rate from 35% to 21%.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
The following selected financial data table should be referenced in connection with a review of the discussion of our results of operations for the six months ended June 30, 2018 compared to the six months ended June 30, 2017:

	Six Months Ended June 30,
	(Unaudited)		$ Change	% Change	% of Revenue
$ in thousands	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Revenues	$223,530	$221,372	$2,158	1.0%	100.0%	100.0%	—
Costs and expenses:
Instructional costs and services	97,782	96,781	1,001	1.0	43.7	43.7	—
Marketing and promotional	55,755	54,833	922	1.7	24.9	24.8	0.1
Admissions advisory	14,397	15,103	(706)	(4.7)	6.4	6.8	(0.4)
General and administrative	21,196	21,683	(487)	(2.2)	9.5	9.8	(0.3)
Merger-related costs	1,395	—	1,395	*	0.6	—	0.6
Total costs and expenses	190,525	188,400	2,125	1.1	85.2	85.1	0.1
Operating income	33,005	32,972	33	0.1	14.8	14.9	(0.1)
Other income, net	1,191	163	1,028	*	0.5	0.1	0.4
Income from continuing operations before income taxes	34,196	33,135	1,061	3.2	15.3	15.0	0.3
Income tax expense	8,559	11,209	(2,650)	(23.6)	3.8	5.1	(1.3)
Effective tax rate	25.0%	33.8%
Income from continuing operations	25,637	21,926	3,711	16.9	11.5	9.9	1.6
Income from discontinued operations, net of tax	—	95	(95)	*	—	—	—
Net income	$25,637	$22,021	$3,616	16.4%	11.5%	9.9%	1.6%

* Not meaningful.

	June 30,
Capella University Enrollment by Degree(a):	2018	2017	% Change
Doctoral	9,129	9,052	0.9%
Master's	17,540	17,714	(1.0)%
Bachelor's	10,066	9,760	3.1%
Other	1,051	1,062	(1.0)%
Total	37,786	37,588	0.5%

(a) Enrollment in the table above includes learners who are actively enrolled during the last month of the quarters ended June 30, 2018 and 2017, respectively. Quarterly average total Capella University enrollment decreased 0.6% and 0.4% for the six month periods ended June 30, 2018 and 2017.

Revenues. The increase in revenues compared to the prior year was primarily related to Capella University weighted average tuition price increases of approximately two percent, which were implemented in July 2017. A decrease in discounts as a percent of revenue and an increase in revenues from course resources available to Capella University learners also contributed to the increase in revenues. These increases were partially offset by a decrease in Capella University quarterly average total enrollment of 0.6 percent as well as a larger proportion of bachelor’s learners enrolled in our post-secondary, degree granting programs at Capella University who generate less revenue per learner than our master's and doctoral learners.
Instructional costs and services expenses. Instructional costs and services expenses increased compared to the prior year, and remained consistent as a percent of revenue. The increase in instructional costs and services expenses is primarily a result of asset impairment charges of $0.9 million related to capitalized internal software development costs within the Company's Job-Ready Skills segment, as well as the timing of filling academic leadership positions. These increases were partially offset by lower rent expense due to a reduction in square footage of leased office space.
Marketing and promotional expenses. Marketing and promotional expenses, and marketing and promotional expenses as a percent of revenue, increased compared to the prior year primarily as a result of our continued investment to build brand awareness and consideration of Capella University with prospective learners early in their evaluation and decision process of going back to school and engaging with prospective learners as they proceed through their decision to enroll.
Admissions advisory expenses. Admissions advisory expenses, and admissions advisory expenses as a percent of revenue, decreased compared to the prior year primarily as a result of lower staffing levels in the current year.
General and administrative expenses. General and administrative expenses, and general and administrative expenses as a percent of revenue, decreased compared to the prior year primarily as a result of restructuring initiatives taken during the fourth quarter of 2017 in order to right-size the cost structure of the Job-Ready Skills businesses. This decrease was partially offset by increased share-based compensation expense related to a shorter vesting period for stock awards issued in the current year.
Merger-related costs. During the six-months ended June 30, 2018, the Company incurred $1.4 million in expenses attributable to consulting, legal, and integration costs related to the proposed merger with Strayer Education, Inc.
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

Income tax expense. Our effective tax rate for the six months ended June 30, 2018 decreased compared to the same period in the prior year primarily as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (“Tax Reform”), which reduced the federal corporate income tax rate from 35% to 21%.

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

Analysis of Results of Operations by Reportable Segment
The following selected financial data illustrates our revenues and operating results by reportable segment for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
	(Unaudited)		$ Change	% Change	(Unaudited)		$ Change	% Change
$ in thousands	2018	2017	2018 vs. 2017		2018	2017	2018 vs. 2017
Revenues
Post-Secondary	$108,538	$106,974	$1,564	1.5%	$217,723	$216,455	$1,268	0.6%
Job-Ready Skills	3,025	2,610	415	15.9	5,807	4,917	890	18.1
Consolidated revenues	$111,563	$109,584	$1,979	1.8%	$223,530	$221,372	$2,158	1.0%
Operating income (loss)
Post-Secondary	$18,029	$17,754	$275	1.5%	$37,473	$38,005	$(532)	(1.4)%
Job-Ready Skills	(2,077)	(2,383)	306	(12.8)	(3,073)	(5,033)	1,960	(38.9)
Merger-related costs	(873)	—	(873)	*	(1,395)	—	(1,395)	*
Consolidated operating income	15,079	15,371	(292)	(1.9)	33,005	32,972	33	0.1
Other income, net	695	56	639	*	1,191	163	1,028	*
Income from continuing operations before income taxes	$15,774	$15,427	$347	2.2%	$34,196	$33,135	$1,061	3.2%

* Not meaningful.

Post-Secondary. Post-Secondary segment revenues increased by $1.6 million and $1.3 million, or 1.5 percent and 0.6 percent, respectively during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017. The increase in revenues for the three and six month periods was primarily attributable to weighted average tuition price increases of approximately two percent, which were implemented in July 2017. For the three month periods, an increase in Capella University new enrollment growth of 14.7 percent and total enrollment growth of 0.5 percent also contributed to the increase in revenues, while a decrease in Capella University quarterly average total enrollment of 0.6% partially offset the increase in revenue for the six month periods. For the three and six month periods, revenue was unfavorably impacted by a larger proportion of bachelor’s learners enrolled in our post-secondary, degree granting programs at Capella University who generate less revenue per learner than our master's and doctoral learners.

Operating income for the Post-Secondary segment increased by $0.3 million, or 1.5 percent for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, operating income for the Post-Secondary segment decreased by $0.5 million, or 1.4 percent compared to the six months ended, June 30, 2017. The increase in segment operating income for the three month periods was primarily attributable to a decrease in instructional costs and services expenses primarily as a result of lower rent expense due to a reduction in square footage of leased office space, in addition to a decrease in admissions advisory expenses arising from lower admissions staffing levels in the current year period. The decrease in segment operating income for the six month periods is primarily attributable to an increase in marketing and promotional costs arising from investments in marketing campaigns to increase the awareness and consideration of the Capella University brand with prospective learners and articulating Capella's differentiation to employers in an effort to generate new enrollment.

Job-Ready Skills. Job-Ready Skills segment revenues increased by $0.4 million and $0.9 million, or 15.9 percent and 18.1 percent, during the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017. The increase in revenues during the three and six months ended June 30, 2018 is primarily attributable to increased enrollments at DevMountain during the first and second quarters of 2018.

For the three and six months ended June 30, 2018, the operating loss for the Job-Ready Skills segment decreased by $0.3 million and $2.0 million, or 12.8 percent and 38.9 percent, respectively, compared to the three and six months ended June 30, 2017. The decrease in the operating loss is primarily the result of restructuring initiatives taken during the fourth quarter of 2017 in order to right-size the cost structure of the Job-Ready Skills businesses. The overall decrease in segment operating loss for the three and six month periods was partially offset by asset impairment charges of $0.9 million arising from the write-off of previously capitalized internal software development costs related to software projects within the Job-Ready Skills segment.

Liquidity and Capital Resources

Liquidity
We financed our operating activities and capital expenditures during the three and six months ended June 30, 2018 and 2017 primarily through cash provided by operating activities. Our cash and cash equivalents were $117.9 million and $106.6 million at June 30, 2018 and December 31, 2017, respectively. Our cash and cash equivalents increased primarily due to cash provided by operating activities and maturities of marketable securities, partially offset by cash used in investing activities for purchases of marketable securities and capital expenditures as well as cash used in financing activities for the payment of dividends.

On December 18, 2015, the Company entered into a secured revolving credit facility (the Facility) with Bank of America, N.A., and certain other lenders. The Facility provides the Company with a committed $100.0 million of borrowing capacity with an increase option of an additional $50.0 million. The Company's obligations under the Facility are guaranteed by all existing material domestic subsidiaries and secured by substantially all assets of the Company and such subsidiaries. The Facility expires by its terms on December 18, 2020. As of June 30, 2018 and December 31, 2017, there were no borrowings under the credit facility, and the Company was in compliance with all debt covenants. The Company will terminate the Credit Agreement upon completion of the Merger with Strayer Education, Inc.

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

Operating Activities
Net cash provided by operating activities from continuing operations was $39.4 million and $36.2 million for the six months ended June 30, 2018 and 2017, respectively. The increase was primarily due to an increase in net income as well as changes in operating assets and liabilities, including an increase from accounts payable, partially offset by a decrease from income taxes payable.

Investing Activities
Net cash used in investing activities from continuing operations was $7.7 million and $5.9 million for the six months ended June 30, 2018 and 2017, respectively. In the current year, net cash used in investing activities consisted of purchases of marketable securities, capital expenditures related to investments in property and equipment, and investments in partnerships, partially offset by maturities of marketable securities. Net purchases and maturities of marketable securities resulted in cash inflows of $2.2 million and $6.5 million during the six months ended June 30, 2018 and 2017, respectively.

We believe the credit quality and liquidity of our investment portfolio as of June 30, 2018 is strong. The unrealized gains and losses of the portfolio may remain volatile as changes in the general interest rate environment and supply/demand fluctuations of the securities within our portfolio impact daily market valuations. To mitigate the risk associated with this market volatility, we deploy a relatively conservative investment strategy focused on capital preservation and liquidity. But even with this approach, we may incur investment losses as a result of unusual and unpredictable market developments, and we may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further due to unpredictable market developments. In addition, these unusual and unpredictable market developments may also create liquidity challenges for certain of the assets in our investment portfolio.

Investments in limited partnerships were $0.8 million and $0.4 million during the six months ended June 30, 2018 and 2017, respectively. The Company has committed to contribute an additional $3.2 million to its limited partnership investments through September 2027, which is expected to be funded from cash provided by operations and the timing of which is uncertain.

Capital expenditures were $9.1 million and $12.1 million for the six months ended June 30, 2018 and 2017, respectively, which primarily consisted of investments in foundational infrastructure, the development and refinement of courses, and learner support and prospect experience initiatives.

We lease all of our facilities. We expect to make future payments on existing leases from cash generated from operations.

Financing Activities
Net cash used in financing activities from continuing operations was $20.3 million and $9.1 million for the six months ended June 30, 2018 and 2017, respectively. Cash payments of dividends were $15.1 million and $9.5 million for the six months ended June 30, 2018 and 2017, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk
The Company has no derivative financial instruments or derivative commodity instruments, and believes the risk related to cash equivalents and marketable securities is limited due to the adherence to our investment policy, which focuses on capital preservation and liquidity. In addition, all investments must have a minimum credit rating of A minus (or equivalent) by at least one agency at the purchase date. All of the Company's cash equivalents and marketable securities were rated A minus or higher as of June 30, 2018 and December 31, 2017, by at least one rating agency. In addition, the Company utilizes money managers who conduct initial and ongoing credit analysis on our investment portfolio to monitor and minimize the potential impact of market risk associated with its cash, cash equivalents and marketable securities. Despite the investment risk mitigation strategies the Company employs, we may incur investment losses as a result of unusual and unpredictable market developments and may experience reduced investment earnings if the yields on investments deemed to be low risk remain low or decline further in this time of economic uncertainty. Unusual and unpredictable market developments may also create liquidity challenges for certain assets in the Company's investment portfolio.

Interest Rate Risk
The Company manages interest rate risk by investing excess funds in cash equivalents and marketable securities bearing a combination of fixed and variable interest rates, which are tied to various market indices. The Company's future investment income may fall short of expectations due to changes in interest rates or it may suffer losses in principal if it is forced to sell securities that have declined in market value due to changes in interest rates. At June 30, 2018, a 10% increase or decrease in interest rates would not have a material impact on the Company's future earnings, fair values, or cash flows.

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

Based upon that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of June 30, 2018, in ensuring that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the six months ended June 30, 2018, the Company repurchased no common stock under its share repurchase program. Its remaining authorization for common stock repurchases was $27.0 million at June 30, 2018. The Company announced its current share repurchase program in July 2008. As of June 30, 2018, the Company's Board of Directors has authorized repurchases up to an aggregate amount of $335.7 million in value of common stock under the current program. The Board of Directors authorizes the Company to repurchase outstanding shares of common stock, from time to time, depending on market conditions and other considerations. There is no expiration date on the repurchase authorizations, and repurchases occur at the Company's discretion.

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
August 1, 2018
J. Kevin Gilligan Chief Executive Officer
(Principal Executive Officer)

/s/ Steven L. Polacek
August 1, 2018
Steven L. Polacek Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)